Form 10-Q
period 1996-03-31
ARTISOFT INC
filed 1996-05-14
CIK 877931

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004




                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       or

[  ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d) OF  THE  SECURITIES
     EXCHANGE ACT OF 1934

                       Commission File Number 000 - 19462


                                 ARTISOFT, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     86-0446453
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS employer identification number)
        incorporation)

                           2202 North Forbes Boulevard
                              Tucson, Arizona 85745
                                 (520) 670-7100
               ---------------------------------------------------
               (Address, including zip code, and telephone number,
                      including area code, of registrant's
                          principal executive offices)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                               Yes  x      No
                                  -----      -----

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 3, 1996).

                 Common stock, $.01 par value: 14,495,838 shares


================================================================================

                         Artisoft Inc. and Subsidiaries
                                      INDEX




                                                                          Page
PART I.    FINANCIAL INFORMATION

       Item 1.  Financial Statements

                  Consolidated Balance Sheets-
                     March 31, 1996 and June 30, 1995                       3

                  Consolidated Statements of Operations-
                     Three Months and Nine Months Ended
                     March 31, 1996 and 1995                                4

                  Consolidated Statements of Cash Flows-
                     Nine Months Ended March 31, 1996
                     and 1995                                               5

                  Notes to Consolidated Financial Statements               6-9

       Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           10-15


PART II.   OTHER INFORMATION

       Item 1. Legal Proceedings                                            16

       Item 2. Changes in Securities                                        16

       Item 3. Defaults Upon Senior Securities                              16

       Item 4. Submission of Matters to a Vote by Security Holders          16

       Item 5. Other Information                                            16

       Item 6. Exhibits and Reports on Form 8-K                             16



SIGNATURES                                                                 17

                         Artisoft, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                    March 31,   June 30,
ASSETS                                                                1996        1995
                                                                    ---------     ----
                                                                   (unaudited)
Current assets:
     Cash and cash equivalents                                      $ 15,713    $ 16,551
     Short-term investments                                                -      19,312
     Receivables:
          Trade accounts, net                                         15,962      15,508
          Income taxes                                                    35       3,500
          Notes and other                                              1,804       3,424
     Inventories                                                       3,572       2,665
     Prepaid expenses                                                  1,675       2,046
     Deferred income taxes                                             8,433       2,880
                                                                    --------    --------
         Total current assets                                         47,194      65,886
                                                                    --------    --------

Long-term investments                                                      -       1,930
                                                                    --------    --------

Property and equipment                                                13,306      15,302
     Less accumulated depreciation                                    (5,723)     (5,738)
                                                                    --------    --------
          Net property and equipment                                   7,583       9,564
                                                                    --------    --------

Other assets                                                           3,261         427
                                                                    --------    --------
                                                                    $ 58,038    $ 77,807
                                                                    ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                               $  3,658    $  5,248
     Accrued liabilities                                               4,341       4,218
     Income taxes payable                                                125          96
     Current portion of capital lease obligations                         78
                                                                                       -
                                                                    --------    --------
         Total current liabilities                                     8,202       9,562
                                                                    --------    --------

Capital lease obligations, net of current portion                        120           -

Shareholders' equity:
     Common stock, $.01 par value.  Authorized 50,000,000 shares;
          issued  27,766,167 shares at March 31,
          1996 and 27,671,680 at June 30, 1995
                                                                         278         277
     Additional paid-in capital                                       95,758      95,012
     Retained earnings                                                23,360      42,636
     Less treasury stock, at cost, 13,287,500 shares                 (69,680)    (69,680)
                                                                    --------    --------
         Total shareholders' equity                                   49,716      68,245
                                                                    --------    --------
                                                                    $ 58,038    $ 77,807
                                                                    ========    ========

          See accompanying notes to consolidated financial statements.

                         Artisoft, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS

           Three Months and Nine Months Ended March 31, 1996 and 1995
                    (in thousands, except per share amounts)

                                              Three Months Ended       Nine Months Ended
                                                  March 31,                March 31,
                                              ------------------       -----------------
                                              1996         1995        1996        1995
                                              ----         ----        ----        ----
                                                             (unaudited)
Net sales                                   $ 15,171    $ 14,595    $ 44,476    $ 69,734
Cost of sales                                  4,310       6,463      14,897      36,331
                                            --------    --------    --------    --------
         Gross margin                         10,861       8,132      29,579      33,403
                                            --------    --------    --------    --------

Operating expenses:
     Marketing and sales                       6,789       7,862      19,856      25,166
     Product development                       2,005       1,785       4,598       5,925
     General and administrative                1,621       2,270       4,233       5,768
     Costs to exit hardware business, net
          of gain on disposition                   -       1,218           -       1,218
     Purchased in-process technology
          and related costs                   12,294           -      26,744           -
                                            --------    --------    --------    --------
         Total operating expenses             22,709      13,135      55,431      38,077
                                            --------    --------    --------    --------

         Loss from operations                (11,848)     (5,003)    (25,852)     (4,674)

Other income, net                                404         274       1,238         650
                                            --------    --------    --------    --------

         Loss before income taxes            (11,444)     (4,729)    (24,614)     (4,024)

Income tax benefit                            (4,937)     (2,079)     (5,337)     (1,811)
                                            --------    --------    --------    --------

         Net loss                           $ (6,507)   $ (2,650)   $(19,277)   $ (2,213)
                                            ========    ========    ========    ========

Net loss per common and
     equivalent share                       $   (.45)   $   (.18)   $  (1.33)   $   (.15)
                                            ========    ========    ========    ========

Shares used in per share calculation          14,478      14,405      14,456      14,463
                                            ========    ========    ========    ========

          See accompanying notes to consolidated financial statements.

                         Artisoft, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                     Nine Months Ended
                                                                          March 31,
                                                                     ------------------
                                                                       1996        1995
                                                                     ------      ------
Cash flows from operating activities:                                    (unaudited)
     Net loss                                                       $(19,277)   $ (2,213)
     Adjustments to reconcile net loss to net
      cash  provided  by  operating activities:
            Purchased in process technology                           21,700           -
            Depreciation and amortization                              1,694       2,270
            Gain from disposition of property and equipment, net        (163)     (5,316)
            Deferred income taxes                                     (5,553)     (1,930)
            Allowance for doubtful accounts                             (821)        375
            Allowance for inventory obsolescence                         665        (488)
            Tax benefit of disqualifying dispositions                     70           -
            Changes in assets and liabilities,
            net of effects from acquisitions of businesses:
            Receivables                                                6,465       4,065
            Inventories                                               (1,356)     14,483
            Prepaid expenses                                             569         722
            Income taxes receivable                                        -      (2,155)
            Other assets and liabilities
                                                                         214         311
            Accounts payable and accrued liabilities                  (3,118)     (4,772)
            Income taxes payable                                          29      (3,010)
                                                                    --------    --------

              Net cash provided by operating activities                1,118       2,342
                                                                    --------    --------

Cash flows from investing activities:
     Purchases of investments                                        (35,063)     (9,349)
     Sales of investments                                             56,305           -
     Sales of property and equipment                                   2,966           -
     Purchase of property and equipment                               (2,018)     (2,353)
     Proceeds from sale of Eagle Technology                                -       7,500
     Cash paid for businesses acquired                               (24,794)          -
                                                                    --------    --------

              Net cash provided by (used in) investing activities     (2,604)     (4,202)
                                                                    --------    --------

Cash flows from financing activities:
     Proceeds from exercise of stock options                             676         682
     Principal payments on capital lease obligations                     (28)          -
     Principal payments on long-term debt                                  -      (6,576)
                                                                    --------    --------

              Net cash provided by (used in) financing activities        648      (5,894)
                                                                    --------    --------

Effects of exchange rates on cash                                          -          41
                                                                    --------    --------

Net decrease in cash and cash equivalents                               (838)     (7,713)
Cash and cash equivalents at beginning of period                      16,551      11,723
                                                                    --------    --------
Cash and cash equivalents at end of period                          $ 15,713    $  4,010
                                                                    ========    ========

          See accompanying notes to consolidated financial statements.

                         Artisoft, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)      Basis of Presentation

         The accompanying consolidated financial statements include the accounts of Artisoft, Inc. (the "Company") and its wholly-owned subsidiaries (Artisoft Europe B.V., Artisoft "FSC", Ltd., NodeRunner, Inc., Artisoft Japan, K.K., and Triton Technologies, Inc.). All significant intercompany balances and transactions have been eliminated in consolidation.

         The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments (of a normal recurring nature) which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1995 Annual Report to Shareholders and report on Form 10-K. The results of operations for the three months and nine months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

(2)      Inventories

         Inventories consist of the following (in thousands):


                                                           March 31,    June 30,
                                                             1996         1995
                                                           --------     --------

            Raw materials                                 $   2,092   $   1,923
            Work-in-process                                     820         653
            Finished goods                                    1,925         689
                                                           --------   ---------
                                                              4,837       3,265
            Less allowance for inventory obsolescence        (1,265)       (600)
                                                           --------   ---------
                                                           $  3,572   $   2,665
                                                           ========   =========



(3)      Income Taxes

         Deferred taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS No. 109"). Pursuant to SFAS No. 109, deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years and for carryforwards.

          The effective income tax rate for the three months ended March 31, 1996 was (43)% compared to (44)% for the same period in the prior year. The effective income tax rate for the nine months ended March 31, 1996 was (22)% as compared to (45)% for the same period in the prior year. The significant difference in the effective income tax rate between these periods is due to non-deductible purchased in-process technology incurred upon the acquisition of the outstanding stock of Triton Technologies, Inc., in December 1995.



(4)      Acquisitions

         On November 22, 1995, the Company acquired substantially all the assets and certain liabilities of Synergy Solutions, Inc. ("Synergy"), a software company primarily in the business of developing, marketing and selling modem and telephone line sharing software. The aggregate cost of acquiring all the assets and certain liabilities of Synergy was approximately $1.5 million. The purchase price was paid in cash from the Company's existing cash balances.

         On December 21, 1995, the Company completed the acquisition of the outstanding stock of Triton Technologies, Inc. ("Triton"), a software company that develops and markets PC remote control software. The aggregate cost of acquiring the stock of Triton was approximately $11.8 million. The purchase price was paid in cash and notes payable, which notes were paid in full in January 1996.

         On February 13, 1996, the Company acquired substantially all the assets and certain liabilities of Stylus Innovation Incorporated ("Stylus"), a developer of computer telephony software applications and tools. The aggregate cost of acquiring the assets and certain liabilities of Stylus was approximately $13.1 million. The purchase price was paid in cash from the Company's existing cash balances.

         The Company incurred direct transaction costs of approximately $350,000 associated with the acquisitions of Synergy and Triton. These costs consisted of fees for financial, legal and accounting services and were included in the allocation of the acquisition costs. The direct costs and the purchase price of the acquisitions were allocated to the assets acquired and liabilities assumed based on their respective fair value on the date of the acquisitions, as follows (in thousands):

            Cash                                           $    251
            Trade receivables                                   810
            Inventories                                         108
            Property and equipment                              123
            Purchased software                                2,011
            Purchased in-process technology                  10,200
            Other                                               108
                                                           --------
                                                             13,611
            Less cash acquired                                 (251)
            Less liabilities assumed                         (1,196)
                                                           --------
                   Net assets acquired, excluding cash     $ 12,164
                                                           --------

         In conjunction with the purchase of Synergy and Triton, the Company recorded a charge to operations of $10.2 million relating to purchased in-process technology that had not reached the working model stage and had indeterminable alternative future use. The remaining $2.0 million of the purchase price allocated to technology was attributable to purchased software products and will be amortized over five years.

         The Company incurred direct transaction costs of approximately $275,000 associated with the acquisition of Stylus. These costs consisted of fees for financial, legal and accounting services and are included in the allocation of the acquisition costs. The direct costs and purchase price of the acquisitions have been allocated to the assets acquired and liabilities assumed based on their respective fair value on the date of the acquisition as follows (in thousands):

        Cash                                                    $   170
        Trade receivables                                           204
        Inventories                                                 108
        Property and equipment                                      148
        Purchased software                                        1,035
        Purchased in-process technology                          11,500
        Other                                                        90
                                                                -------
                                                                 13,255
        Less cash acquired                                         (170)
        Less liabilities assumed                                   (455)
                                                                -------
                 Net assets acquired, excluding cash            $12,630
                                                                -------


         In conjunction with the purchase of Stylus, the Company recorded a charge to operations of $11.5 million relating to purchased in-process technology that had not reached the working model stage and has indeterminable alternative future use. The remaining $1.1 million of the purchase price allocated to technology was attributable to purchased software products and will be amortized over five years.

         These acquisitions were accounted for as purchases. The results of operations of the acquired companies have been combined with the results of the Company as of their respective dates of acquisition. Had the business combinations occurred prior to July 1, 1995, the Company's net sales, net income and net income per common and equivalent share (excluding purchased in-process technology and related costs) for the nine months ended March 31, 1996 would have been $49.9 million, $850,000 and $.06, respectively. The proforma effects of the business combinations for the nine months ended March 31, 1995 would have been immaterial to the Company's results of operations for that period.




(5)      Supplemental Schedule of Cash Flow Information

         Through the third quarter of fiscal 1996, in connection with three business acquisitions, assets were acquired and liabilities were assumed as follows (in thousands):

     Cash                                                         $    421
     Trade receivables                                               1,014
     Inventories                                                       216
     Property and equipment                                            271

     Purchased software                                              3,046
     Purchased in-process technology                                21,700
     Other                                                             198
                                                                  --------
                                                                    26,866
     Less cash acquired                                               (421)
     Less liabilities assumed                                       (1,651)
                                                                  --------

              Cash paid for businesses acquired, excluding cash   $ 24,794
                                                                  ========



(6)      Other Assets

         Other assets consist of the following (in thousands):

                                                          March 31,    June 30,
                                                            1996         1995
                                                          -------      -------

Trademarks and patents, net                                $  339       $  279
Purchased software, net                                     2,811            -
Recoverable deposits and other                                111          148
                                                           ------       ------
                                                           $3,261       $  427
                                                           ======       ======

                         Artisoft, Inc. and Subsidiaries

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations


                  Net Sales. Net sales for the Company's third quarter ended March 31, 1996 were $15.2 million, an increase of 4% from sales of $14.6 million for the corresponding quarter last year, and an increase of 6% from the previous quarter's revenues of $14.3 million. For the nine months ended March 31, 1996, the Company's net sales were $44.5 million, a decrease of 36% from sales of $69.7 million for the same period last year. The increase in net sales for the three months ended March 31, 1996, as compared to the corresponding quarter in fiscal 1995, was primarily due to the Company's recent acquisition of Synergy Solutions, Inc. ("Synergy"), Triton Technologies, Inc. ("Triton"), and Stylus Innovation Incorporated ("Stylus"). The decrease in net sales in the nine months ended March 31, 1996, as compared to the corresponding period in fiscal 1995, was primarily due to the sale of substantially all of the assets of Eagle Technology and the consequent cessation of sales by the Company of Eagle Technology products as of January 30, 1995. Worldwide net sales for the Eagle Technology business unit were approximately $700,000 for the three months ended March 31, 1995, and $25.1 million for the nine months ended March 31, 1995.

                  Net sales for both the three months and nine months ended March 31, 1996, as compared to the corresponding periods in fiscal 1995 include sales attributable to the Company's recent acquisitions, and also reflect the Company's strategic decision to redirect the organization to a software centric business model and a sales mix shift toward the software only version of the Company's LANtastic(R) network operating system ("NOS"). The shift to the software only version of LANtastic was principally because of increased price sensitivity in the Ethernet adapter market and a related willingness of local area network ("LAN") resellers to select low-priced Ethernet adapters instead of the Company's Ethernet adapters that are sold in standalone versions or as part of starter and add-on kits. Also, in the fourth quarter of fiscal 1995 the Company introduced LANtastic Power Suite(TM), a product with an advanced NOS and communication software. Sales for this product have not reached the levels anticipated by the Company when the product was introduced, especially in the VAR channel. Also as a consequence the company has experienced higher than expected returns and rotations.

         The Company distributes its products in both the U.S. and international markets. U.S. sales decreased 6% to $10.1 million, or 67% of net sales, for the third quarter ended March 31, 1996 from $10.8 million, or 74% of net sales, for the same quarter last year. U.S. sales decreased 27% to $29.2 million, or 66% of net sales, for the nine months ended March 31, 1996 from $39.7 million, or 57% of net sales, for the same period in fiscal 1995. The decrease in U.S. net sales for both the third quarter of fiscal 1996 and the nine months ended March 31, 1996, as compared to the corresponding periods in fiscal 1995, resulted primarily from the elimination of Eagle Technology product sales. In addition, the decrease in net sales was a result of the Company's implementation of a net reduction in the U.S. distribution channel inventory.

         International sales increased 34% to $5.1 million, or 33% of net sales, for the third quarter ended March 31, 1996 from $3.8 million, or 26% of net sales, for the same quarter last year. International sales decreased 49% to $15.2 million, or 34% of net sales, for the nine months ended March 31, 1996 from $30 million, or 43% of net sales, for the same period in fiscal 1995. The decrease in international sales for the nine months ended March 31, 1996, as compared to the corresponding period in fiscal 1995, resulted primarily from the elimination of Eagle Technology international product sales.

         Gross Margins. The Company's gross margins were $10.9 million and $8.1 million for the three months ended March 31, 1996 and 1995, respectively, or 72% and 56% of net sales, respectively, for those periods. Gross margins were $29.6 million and $33.4 million for the nine months ended March 31, 1996 and 1995, respectively, or 67% and 48% of net sales, respectively, for those periods. The increase in gross margin percentage for the third quarter of fiscal 1996 and the nine months ended March 31, 1996, as compared to the corresponding periods in fiscal 1995, was primarily the result of an increased percentage of higher margin software sales and the elimination of sales of the lower margin Eagle Technology hardware products. Gross margins may fluctuate from quarter to quarter due to changes in product mix, pricing actions and changes in sales and inventory allowances.

         Marketing and Sales. Marketing and sales expenses were $6.8 million and $7.9 million for the third quarter of fiscal 1996 and 1995, respectively, representing 45% of net sales and 54% of net sales. For the nine months ended March 31, 1996 and 1995, marketing and sales expenses were $19.9 million and $25.2 million, respectively, representing 45% of net sales and 36% of net sales. The change in marketing and sales expenses as a percentage of net sales for the third quarter of fiscal 1996 and the nine months ended March 31, 1996, respectively, as compared to the corresponding periods in fiscal 1995, is due primarily to the change in net sales in fiscal 1996 over fiscal 1995. The decrease in aggregate dollars for marketing and sales expenses for both the third quarter of fiscal 1996 and the nine months ended March 31, 1996, as compared to the corresponding periods in fiscal 1995, reflects the elimination of costs associated with Eagle Technology and cost reductions that reflect the Company's strategy to redirect the business to a more software centric business model. These expense reductions included a decrease in the Company's staffing levels.

         Product Development. Product development expenses were $2.0 million and $1.8 million for the third quarter of fiscal 1996 and 1995, respectively, representing 13% of net sales and 12% of net sales, respectively. For the nine months ended March 31, 1996 and 1995, product development expenses were $4.6 million and $5.9 million, respectively, representing 10% of net sales and 8% of net sales, respectively. The change in product development expenses as a percentage of net sales for both the third quarter of fiscal 1996 and the nine months ended March 31, 1996, as compared to the corresponding periods in fiscal 1995, is due primarily to the change in net sales in fiscal 1996 over fiscal 1995. The increase in aggregate dollars for the third quarter of fiscal 1996 as compared to the corresponding period in fiscal 1995 is principally attributable to the addition of product development expenses associated with the companies acquired. The decrease in aggregate dollars for the nine months ended March 31, 1996 as compared to the corresponding period in fiscal 1995, reflects the elimination of costs associated with Eagle Technology and cost reductions that reflect the Company's strategy to redirect the business to a more software centric business model. These expense reductions included a decrease in the Company's staffing levels.

         General and Administrative. General and administrative expenses were $1.6 million and $2.3 million for the third quarter of fiscal 1996 and 1995, respectively, representing 11% and 16% of net sales, respectively. For the nine months ended March 31, 1996 and 1995, general and administrative expenses were $4.2 million and $5.8 million, respectively, representing 10% of net sales and 8% of net sales, respectively. General and administrative expenses as a percentage of net sales for the third quarter of fiscal 1996 and the nine months ended March 31, 1996, as compared to the corresponding periods in fiscal 1995, decreased and increased, respectively, as a result of the changes in net sales for the comparable periods. The decrease in aggregate dollars for general and administrative expenses for both the third quarter of fiscal 1996 and the nine months ended March 31, 1996, as compared to the corresponding periods in fiscal 1995, reflects the elimination of costs associated with Eagle Technology and cost reductions that reflect the Company's strategy to redirect the business to a more software centric business model. These expense reductions included a decrease in the Company's staffing levels.

         Purchased In-Process Technology And Related Costs. On November 22, 1995, the Company acquired substantially all the assets and certain liabilities of Synergy Solutions, Inc., a software company primarily in the business of developing, marketing and selling modem and telephone line sharing software. The aggregate cost of acquiring all the assets and certain liabilities of Synergy was approximately $1.5 million. The purchase price was paid in cash from the Company's existing cash balances. On December 21, 1995, the Company completed the acquisition of the outstanding stock of Triton Technologies, Inc., a software company that develops and markets PC remote control software. The aggregate cost of acquiring the stock of Triton was approximately $11.8 million. Substantially all of the purchase price was paid in cash from the Company's existing cash balances in December 1995 and January 1996. On February 13, 1996, the Company acquired substantially all of the assets and certain liabilities of Stylus Innovation Incorporated ("Stylus") a developer of computer telephony software tools and applications. The aggregate cost of acquiring the assets and certain liabilities of Stylus was approximately $13.1 million. The purchase price was paid in cash from the Company's existing cash balances. The Company incurred direct transaction costs of approximately $525,000 associated with these acquisitions during the second and third quarters of fiscal 1996. These costs consist of fees for financial, legal and accounting services and are included in the allocation of the acquisition costs. The direct costs and purchase price of the acquisitions have been allocated to the assets acquired and liabilities assumed based on their respective fair value on the dates of the acquisitions. The acquisitions were accounted for as purchases. The results of each of the acquired companies have been combined with the results of the Company as of their respective dates of acquisition.

         In conjunction with the purchase of Synergy, Triton and Stylus, the Company recorded a charge to operations during the second and third quarters of fiscal 1996, totaling $21.7 million relating to purchased in-process technology that had not reached the working model stage and has indeterminable alternative future use. In addition, as a result of the Synergy and Triton acquisitions, the Company charged to operations other related costs totaling $5 million. The other related costs are principally attributable to costs associated with the integration of Triton, Synergy and Stylus technology with the Company's technology and the elimination of a layer of distribution in Europe. Other related costs also include increases in allowances for returns, rotations and inventories associated with the transition to new technology; organizational costs for severance and outplacement; and facility costs relating to the cancellation of leases in order to consolidate technical support and distribution. Although the Company expects that the elimination of duplicative expenses as well as other efficiencies related to the integration of the businesses acquired may offset additional expenses over time, there can be no assurance that such benefit will be achieved in the near term, or at all.


                  Other Income, Net. Other income, net, primarily resulted from the one time gain on the sale of a Company building. For the nine months ended March 31, 1996 other income, net, increased to $1.2 million from $650,000 in the same period in fiscal 1995. This increase resulted primarily from investing cash balances in higher yielding taxable securities, the inclusion of the net gains from the sale of property and equipment and the elimination of interest expense that was accrued under a note payable relating to the purchase of Eagle Technology that partially offset interest income in both the third quarter and nine months ended March 31, 1995. The note was paid in December 1994.

Liquidity and Capital Resources

         The Company had cash and investments of $15.7 million at March 31, 1996 compared to $37.8 million at June 30, 1995 and working capital of $39.0 million at March 31, 1996 and $56.3 million at June 30, 1995. The decrease in cash and investments was primarily a result of the costs associated with the acquisition of Synergy, Triton and Stylus but was partially offset by the proceeds from the sale of certain assets and the receipt of a federal income tax refund. Trade accounts receivable average days sales outstanding at March 31, 1996 increased to 95 days from 89 days at June 30, 1995 due to extended terms given to certain international customers and the effect on the calculation of the loss of Eagle Technology revenue. The Company believes that its allowances for returns and doubtful accounts are adequate.

         The Company funds its working capital requirements primarily through cash flows from operations and existing cash balances. The Company anticipates that existing cash balances and cash flows from operations will be adequate to meet the Company's cash requirements for at least the next year.

Risk Factors

         The PC industry is highly competitive and is characterized by rapidly changing technology and evolving industry standards. The Company's products compete with products available from numerous companies, many of which have substantially greater financial, technological, production and marketing resources than those of the Company. Competition in the PC industry is likely to intensify as current competitors expand their product lines, more features are included in operating systems (e.g., Windows 95), and as new companies enter the markets or segments in which the Company currently competes. The industry is also characterized by a high degree of consolidation which favors companies with greater resources than those of the Company. There can be no assurance that the Company's products will be able to compete successfully with other products offered presently or in the future by other vendors.

         The Company is exposed to the risk of product returns and rotations from its distributors and volume purchasers, which are recorded by the Company as a reduction in sales. Although the Company attempts to monitor and manage the volume of its sales to distributors and volume purchasers, overstocking by its distributors and volume purchasers or changes in inventory policies or practices by distributors and volume purchasers may require the Company to accept returns above historical levels. In addition, the risk of product returns may increase if the demand for new products introduced by the Company is lower than the Company anticipates at the time of introduction. Although the Company believes that it provides an adequate allowance for sales returns, there can be no assurance that actual sales returns will not exceed the Company's allowance. Any product returns in excess of recorded allowances could result in a material adverse effect on net sales and operating results.

         The Company is also exposed to its distributors for price protection for list price reductions by the Company on its products held in such distributors' inventories. The Company provides its distributors with price protection in the event that the Company reduces the list price of its products. Distributors and volume purchasers are usually offered some credit for the impact of a list price reduction on the expected revenue from the Company's products in the distributors' inventories at the time of the price reduction. Although the Company believes that it has provided an adequate allowance for price protection, there can be no assurance that the impact of actual list price reductions by the Company will not exceed the Company's allowance. Any price protection in excess of recorded allowances could result in a material adverse effect on sales and operating results. As the Company introduces new products, the predictability and timing of sales to end-users and returns to the Company of unsold products by distributors and volume purchasers becomes more complex and could result in material fluctuations in quarterly sales and operating results.

         Substantially all of the Company's revenue in each fiscal quarter results from orders booked in that quarter. A significant percentage of the Company's bookings and sales to major customers on a quarterly basis historically has occurred during the last month of the quarter and are concentrated in the latter half of that month. Orders placed by major customers are typically based upon customers' forecasted sales levels for Company products and inventory levels of Company products desired to be maintained by those major customers at the time of the orders. Moreover, orders may also be based upon financial practices by major customers designed to increase the return on investment or yield on the sales of the Company's products to VARs or end-users. Major distribution customers receive market development funds from the Company for purchasing Company products and from time-to-time may also receive negotiated cash rebates or extended terms, in accordance with industry practice, depending upon competitive conditions. Changes in purchasing patterns by one or more of the Company's major customers related to customer forecasts of future sales of Company products, customer policies pertaining to desired inventory levels of Company products, negotiations of market development funds and rebates, or otherwise, or in the Company's ability to anticipate in advance the mix of customer orders, or to ship large quantities of products near the end of a fiscal quarter, could result in material fluctuations in quarterly operating results. Expedited outsourcing of production and component parts to meet unanticipated demand could also adversely affect gross margins.

         The Company believes that there is a trend among major distribution customers and volume purchasers to reduce their inventory levels of computer products, including the Company's products. This trend could have a significant, adverse effect on the Company's operating results during the period or periods that customers initiate such inventory reductions or at such times as customers elect to further reduce channel inventories.

         Microsoft, a significant competitor of the Company, introduced a new product, Windows 95, in August 1995. This product includes features competitive with certain features found in products offered by the Company. Because of the dominance and market visibility of Microsoft in the personal computer software market, the presence of the Windows 95 product in the market may affect the sales of the Company's products and, depending upon the degree of such effect, could have a significant adverse effect on the Company's operating results. In addition, as a result of its dominant position in the market for personal computer operating systems, the Microsoft operating system products are frequently installed at no additional charge on the hard drives of new personal computers and thereby placed directly into the hands of the end-user customer. Such distribution provides a favorable market advantage for the features of its products, to the potential detriment of the Company's product sales.

         During the third fiscal quarter of 1996, the Company announced its INSYNC brand of remote communications products, which includes CoSession Remote, a remote control software product, and Modem Share, a telephone line sharing software product. These products were introduced to the Company's worldwide sales channels late in the third quarter. These products have not previously been broadly distributed through these channels. Currently, several competitors offer similar products through similar sales channels. Although the Company believes these new products to be functionally comparable and competitively priced relative to competitors products, there can be no assurance of the future success of these products.

         Due to the foregoing, and other factors affecting the Company's operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

"Safe Harbor"  Statement under the Private  Securities  Litigation Reform Act of
1995

         This Form 10-Q may contain forward-looking statements that involve risks and uncertainties, including, but not limited to, the impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources, product development and commercialization risks, costs associated with the integration and administration of acquired operations, capacity and supply constraints or difficulties, the results of financing efforts and other risks detailed from time to time in the Company's Securities and Exchange Commission filings.

                         Artisoft, Inc. and Subsidiaries
                           PART II. OTHER INFORMATION


Item 1.     LEGAL PROCEEDINGS


             The Company is subject to lawsuits and other claims arising in the ordinary course of its operations. In the opinion of management, based on consultation with legal counsel, the effects of such matters will not have a materially adverse effect on the Company's financial position.

Item 2.     CHANGES IN SECURITIES
                 None

Item 3.     DEFAULTS UPON SENIOR SECURITIES
                 None

Item 4.     SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS
                 None

Item 5.     OTHER INFORMATION
                 None

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

             No. 10 - Incorporated by reference to Exhibit (1) of Form 8-K dated February 13, 1996

             No. 27 - Financial Data Schedule for Form 10-Q  dated May 3, 1996

(c)   Reports on Form 8-K


             The Company filed a report on Form 8 dated January 5, 1996 amending the Form 8-K dated December 21, 1995 to include the financial statements and pro forma financial information of Triton Technologies, Inc.

             The Company filed a report on Form 8-K, dated February 13, 1996 announcing pursuant to item 2 thereof, that it had acquired substantially all of the assets of Stylus Innovation Incorporated.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          ARTISOFT, INC.







Date:  May 3, 1996                        By_________________________________
                                                   William C. Keiper
                                                   Chairman and Chief
                                                   Executive Officer






                                          By_________________________________
                                                   Gary R. Acord
                                                   Vice President and Chief
                                                   Financial Officer
                                                   (Principal Financial Officer)