Form 10-K
period 1996-06-30
ARTISOFT INC
filed 1996-09-26
CIK 877931

- --------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the fiscal year ended June 30, 1996

                                       OR

[  ]    Transition  Report  Pursuant  to  Section 13 or 15(d) of  the Securities
        Exchange Act of 1934
        For the transition period from_________________ to _____________________

                        Commission File Number 000-19462

                                 ARTISOFT, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                            86-0446453
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

               2202 North Forbes Boulevard, Tucson, Arizona, 85745 (Address of principal executive offices, Zip Code)

        Registrant's telephone number, including area code (520) 670-7100

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value                             The Nasdaq Stock Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $93,323,626 based on the closing sale price as reported by The Nasdaq Stock Market on September 20, 1996.

The number of shares outstanding of each of the registrant's classes of common stock, as of September 20, 1996 was Common Stock, $.01 par value; 14,498,000 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Proxy Statement dated September 12, 1996, for the Annual Meeting of Shareholders to be held on October 22, 1996, are incorporated by reference into Part III.
- --------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                                                                        Page
                                                                                                                        ----

PART I..................................................................................................................  3
     Item 1.      Business..............................................................................................  3
     Item 2.      Properties............................................................................................ 10
     Item 3.      Legal Proceedings..................................................................................... 10
     Item 4.      Submission of Matters to a Vote of Security Holders................................................... 10

PART II................................................................................................................. 13
     Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters................................. 13
     Item 6.      Selected Financial Data............................................................................... 14
     Item 7.      Management's Discussion and Analysis of Financial Condition and
                  Results of Operation.................................................................................. 14
     Item 8.      Financial Statements and Supplementary Data........................................................... 20
     Item 9.      Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure.................................................................................. 36

PART III................................................................................................................ 37
     Item 10.     Directors and Executive Officers of the Registrant.................................................... 37
     Item 11.     Executive Compensation................................................................................ 37
     Item 12.     Security Ownership of Certain Beneficial Owners and Management........................................ 37
     Item 13.     Certain Relationships and Related Transactions........................................................ 37

PART IV................................................................................................................. 38
     Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................................... 38

SIGNATURES.............................................................................................................. 40-41

                                     PART I

Item 1.  Business.
- ------------------

Introduction and General Development of Business.

     Artisoft, Inc.(R) ("Artisoft" or "Company" or "Registrant") is a personal computer ("PC") software company providing cost-effective and easy-to-use local area network ("LAN"), PC communications and computer telephony solutions.

     Entering the fiscal year ended June 30, 1996, Artisoft was exclusively engaged in the design, development, sales and support of LAN software, designed to enhance the productivity of PC users by enabling such persons to share networked resources and to communicate easily and cost-effectively with other users on the LAN. The typical end-users of the Company's LANtastic(R) peer-to-peer network operating system ("NOS") are small and growing businesses, home offices, professional organizations, universities, work groups within larger businesses and government agencies. The company estimates that as of June 30, 1996 it had shipped approximately 4,050,000 computer licenses of LANtastic products used in approximately 710,000 LANtastic LANs, since the initial version for the product began shipping in 1987.

     Prior to the fiscal year ended June 30, 1996, the Company manufactured network interface cards and certain other communication devices. In two separate transactions effected during the second half of the fiscal year ended June 30, 1995, the Company divested its hardware development and manufacturing operations. Currently, all of the hardware components included in existing product lines are purchased from outside manufacturers. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" for further discussion of these transactions.

Acqusitions

     During the fiscal year ended June 30, 1996, the Company has continued its transformation to a PC software company with a broader technology portfolio and a broader array of products and channels of distribution. Consistent with this
strategy  and  the  Company's   technology  vision  --  to  transform  business
communications by providing open solutions bringing together distributed data, voice and imaging resources at the desktop PC -- the Company successfully completed the acquisition and integration of three software companies during the fiscal year.

     On November 22, 1995, the Company acquired for cash substantially all of the assets and certain liabilities of Synergy Solutions, Inc. ("Synergy"), a PC software company primarily engaged in the design, development, sales and support of modem and telephone line sharing software. Synergy's principal product at that time, Modem Assist Plus, was sold principally through retailers.

     On December 21, 1995, the Company purchased all of the outstanding common stock of Triton Technologies, Inc ("Triton"), a PC software company primarily engaged in the design, development, sales and support of PC remote control software. Triton's principal product at that time, CoSession Remote, was principally sold direct to original equipment manufacturers.

     On February 13, 1996, the Company acquired for cash substantially all of the assets and certain liabilities of Stylus Innovation, Inc. ("Stylus"), a PC software company primarily engaged in the design, development, sales and support of computer telephony applications and tools software. Stylus' principal product, Visual Voice, was sold principally direct to software development groups within mid and larger sized enterprises.

     The Company's executive offices are located at 2202 North Forbes Boulevard, Tucson, Arizona 85745. The telephone number at that address is (520) 670-7100. The Company was incorporated in Arizona in November 1982 and reincorporated by merger in Delaware in July 1991.

Financial Information about Industry Segments.

     All of the Company's products are considered part of a single industry segment. Information regarding domestic and international net sales and international assets are contained in note 15, "Domestic and International Operations," in "Notes to Consolidated Financial Statements" included in "Item
8. Financial Statements and Supplementary Data."

Products and Services.

Networking Products
- -------------------

     The Company's NOS strategy emphasizes offering a range of software products optimized for the networking and productivity needs of small and growing businesses and workgroups. The NOS software is designed to be easy-to-use yet powerful, and able to support a wide variety of PC operating systems. All current LANtastic software products have been designed to be compatible with each other, and with most PC industry standard operating systems, hardware platforms, applications software and NOS.

     The principal product in the LANtastic NOS family is LANtastic v7.0, an Internet-ready networking solution for small and growing businesses. LANtastic v7.0, a full-featured, flexible, peer-to-peer PC LAN includes the LANtastic Internet Gateway, which uses i-Share(TM) technology to allow multiple-user access to one network Internet connection. Through licensing agreements, LANtastic v7.0 includes Internet access through CompuServe, Inc.'s SPRYNET(TM) sign-on service, and browsing capabilities with Netscape Communications Corporation's Netscape(TM) Navigator 2.0. LANtastic v7.0 supports the three most popular PC platforms - Windows 95, Windows and DOS. It also includes built-in modem and phone line sharing, providing online access without the need for extra modems or phone lines. With a new TCP/IP stack, the LANtastic system connects to UNIX(R) hosts and applications, enabling a small business to inexpensively build a wide area network (WAN). The LANtastic v7.0 network also includes remote-access software for remote dial-up technical support. LANtastic v7.0, first introduced in June 1996 as a successor to LANtastic v6.0, is available in the form of network starter kits, network add-on kits to connect additional PCs to a LANtastic network, or in software-only versions.

     Also currently offered in the LANtastic product line is LANtastic Dedicated Server (released in the fourth quarter of fiscal year 1994), a 32-bit dedicated server for the LANtastic NOS combining a licensed full-featured realtime version of Novell Inc.'s NetWare 4 Network Operating System combined with a high-performance LANtastic network NetWare Loadable Module.

     LANtastic  NOS  products  are  available  in  certain  foreign   languages,
including French, Italian, German, Spanish, Dutch, Portuguese and Japanese.

     During fiscal 1996, 1995 and 1994, approximately 82%, 62%, and 52% respectively, of the LANtastic licenses (excluding upgrades and dedicated server licenses) shipped by the Company consisted of software-only versions. The sales mix shift toward a higher percentage of software-only licenses in fiscal 1996 was a result of the Company's strategic decision to divest its hardware development and manufacturing operations during the second half of fiscal 1995. This decision was precipitated by increased price sensitivity in the Ethernet adapter market and a related willingness of resellers of the Company's products not to select the Company's Ethernet adapters.

     The Company supports its products through fee- and non-fee-based telephonic technical services, on-line forums such as CompuServe, a World Wide Web site, bulletin board systems, CD-ROM databases and a fax-on-demand system. Because the Company's products operate in many disparate PC environments, the Company's technical services require wide expertise in network operating systems, network interface cards of other companies and other technologies. The Company intends to broaden the fee-based technical support services it offers.

     The Company's ability to compete is dependent upon the timely introduction of new products to the marketplace and the timely enhancement of existing products. Product development expenses totaled approximately $7.1 million, $7.7 million and $5.9 million in fiscal 1996, 1995 and 1994, respectively. The Company has not engaged in customer-sponsored research activities.

PC Communications Products
- --------------------------

     In the third quarter of fiscal 1996, the first communications software products were released. These products, CoSession Remote v7.0 and ModemShare v7.0, are enhanced versions of the principal products acquired in connection with the acquisition of Triton and Synergy, respectively. CoSession Remote enables PC users to access and take control of a second PC in a distant location, as if sitting in front of it. CoSession Remote can run programs, access data, print reports, transfer files, or observe the operations of another PC user. It is the fastest product of its kind, and an Intelligent Transfer feature saves time and money. CoSession Remote supports Windows 95, Windows and DOS applications and connects PC's over modems or across Novell(R), LANtastic, NetBIOS and TCP/IP networks, including the Internet.

     ModemShare v7.0 offers businesses an easy, affordable way to share modems and phone lines across a local area network. With ModemShare, everyone on the network can share one modem and one phone line to use a fax, Internet access programs and other online services, without ever leaving their desks. ModemShare offers total interoperability between Windows 95, Windows and DOS, making it easy to share resources in mixed operating environments.

     Artisoft also offers voice communications software products, including Visual Voice Pro 3.0 and Visual Voice for TAPI 2.0, both of which allow Windows developers to easily build 32-bit computer telephony solutions, including interactive voice response, fax- on-demand and voice mail.

     The industry-standard Active X(TM) controls and graphical workbench of Visual Voice Pro 3.0 transforms any popular Windows development environment, including Visual Basic, Visual C++(TM) , Delphi(TM), PowerBuilder(R) and many others, into a full-featured telephony toolkit. Features include scaleability to 72 phone lines per PC, caller identification, call progress analysis, and digital network interface. It allows programs to be tailored for any need, from a home office to a Fortune 500 company. Versions are available for Windows 95 and Windows NT, the definitive platform for complex telephony applications.

     Visual Voice for TAPI 2.0 is designed to provide an easy-to-use interface to any TAPI-compliant telephony device, including voice modems, professional voice boards and PBXs. Visual Voice for TAPI provides high-level, direct access to the programming interface, tight PBX integration, sophisticated caller ID options and other industry-leading features.


Raw Materials, Manufacturing and Suppliers.

     Since the disposition of its manufacturing operations in the second half of fiscal 1995, the Company primarily utilizes the services of third-party manufacturers for production of its remaining hardware products. The Company no longer purchases integrated circuits, circuit boards and other components for its printed circuit boards, but purchases finished boards and other hardware products from manufacturers. The manufacturers deliver the products to the Company's Tucson facilities, where the Company tests, packages and ships finished products to customers. Most components that are used in the Company's products are readily available from a large number of both domestic and foreign equipment vendors.

     Future operating results could be adversely affected if the Company is unable to procure subcontracted assemblies for its products needed to meet anticipated customer demand. To date, customer returns of the Company's products for defective workmanship have not been material.

Seasonality.

     Typically, the personal computer industry experiences some seasonal variations in demand, with weaker sales in the summer months because of customers' vacations and planned shutdowns. This seasonality is especially noted in Europe.

Competition.

Networking Products
- -------------------

     The LAN industry is highly competitive and is characterized by rapidly changing technology and evolving industry standards. NOS competition is usually based upon brand recognition, scalability of products offered by a NOS vendor, current and future perceived needs of customers, product features (such as interconnectivity among various operating systems), ease of installation and maintenance, reliability of the software, security of network management and diagnostic tools, price and product availability through consultant, reseller and retail channels.

     The Company's NOS products compete with products available from numerous companies including Novell, Microsoft Corporation ("Microsoft") and International Business Machines Corporation ("IBM"), which have substantially greater research and development, marketing and financial resources, manufacturing capability, customer support organizations and brand recognition than those of the Company.

     Competition in the industry is likely to intensify as current competitors expand their product lines, include more NOS features in operating systems, add new network application features into their NOS products and operating systems and as new companies enter the market, including companies offering capabilities via Internet browsers. This product, based on the next generation of NetWare, will purportedly include built-in Internet capabilities (Gateway, browser and webserver) remote access, E-mail, fax services and other bundled proprietary and third party products. Management believes that this product, as it will compete directly with LANtastic v7.0 in the Company's primary market, could have a detrimental impact on future sales of LANtastic products. Significant price competition, with its attendant adverse effects on profit margins, may result. Prolonged price competition could have a material adverse effect upon the Company's business, operating results and financial condition.

     The Company's NOS products compete against Microsoft's Windows desktop operating systems, which includes peer-to-peer networking capabilities as well as a group scheduler and electronic mail features. The Company believes that the viability of these products has impacted the Company's net sales and income from continuing operations but this impact has been difficult to quantify. In August 1995, Microsoft introduced a new version of its Windows operating system, referred to as "Windows 95". This product includes networking features competitive with features found in products sold by the Company. Because of the dominance of Microsoft in the personal computer operating system market, the Company believes that Windows 95 has had a detrimental impact on sales of the Company's products since its introduction. Part of the Company's business strategy is to provide the best migration path for small and growing businesses to the Windows 95 operating system. The Company's LANtastic 7.0 product fully supports Windows 95 and enables the Company's customers to utilize Windows 95 features in an integrated network across all key operating system platforms. Another Microsoft NOS product that the Company believes may have a detrimental impact on future sales of LANtastic products is Microsoft Windows NT 4.0 network server. This product is faster than previous versions and easier to use with a Windows 95 like interface. It also ships with all of the tools necessary to create and manage Internet or Intranet services and also includes Internet browsing capabilities with the inclusion of Microsoft Explorer 3.0. The Company does not have the product breadth or marketing and engineering resources of Microsoft, whose dominant position provides it with substantial competitive advantages in PC software.

     The Company's NOS products also compete with Novell's Personal NetWare(TM) and other Novell NOS products. This product, based on the next generation of NetWare, will purportedly include built-in Internet capabilities (gateway, browser and webserver) remote access, E-mail, fax services and other bundled proprietary and third-party products. Management believes that this product, as it will compete directly with LANtastic v7.0 in the Company's primary market, could have a detrimental impact on future sales of LANtastic products. Novell has a dominant position in the LAN market and has significantly more marketing, engineering and other resources than the Company.

     There can be no assurance that the Company's NOS products will be able to compete successfully with other NOS products offered presently or in the future by Microsoft, Novell or other NOS competitors. Given the greater resources, higher brand name recognition and other substantial advantages enjoyed by these competitors, it is unlikely that the Company's NOS business can continue to be the primary source of its revenues and earnings over the long term. Accordingly, the future success of the Company may depend on its ability to expand non-NOS products and activities much faster than the rate at which its opportunities and prospects in the NOS arena decline. Although the Company's NOS products are well known and established in the marketplace, in light of the competitive factors noted above, there can be no assurance that the Company will be able to maintain its share of the NOS market. In such event, its revenues and earnings may decline rapidly.

PC Communication Products
- -------------------------

     The PC communications software industry is highly competitive. There are a number of companies that currently compete directly with the Company's PC remote control, modem and telephone line sharing and computer telephony tools products. Many of these companies, including Symantec, MicroCom, Novell, Lucent Technologies and others have substantially greater resources and name recognition than the Company. Accordingly, there can be no assurance that current PC communications products will continue to generate revenues and earnings at current levels, or that this PC communications business will be able to effectively develop and successfully launch new competitive products in the future.

Marketing, Sales and Distribution.

     The Company's dominant marketing strategy is to create reseller and end user demand for the Company's products and principally use broad line distributors and volume purchasers to fulfill reseller and end user demand. The Company's authorized resellers and distributors are selected for their sales ability, technical expertise, reputation and financial resources. The Company also sells direct to original equipment manufacturers, governmental units and end users. The Company's selling efforts have been assisted by positive product reviews, awards and recognition earned from computer publications.

     The Company's marketing programs have three objectives: (i) create brand name recognition of the Company and its products; (ii) generate sales leads for its resellers and distributors; and (iii) support the sales efforts of its resellers and distributors through sales tools and training. Marketing activities that address the first two areas include frequent participation in industry trade shows and seminars, direct mail, advertising in major trade publications, executive participation in press briefings and industry seminars, sponsorship of seminars by the Company and on-going communication with the Company's end users. To train and support resellers and distributors, the Company provides mailings of product and technical updates, seminar materials, video training and corporate presentations. The Company's Advantage and Premier programs for U.S. resellers and distributors provide increased training, services and support.

     The Company is exposed to the risk of product returns and rotations from its distributors and volume purchasers, which are recorded by the Company as a reduction to sales. Although the Company attempts to monitor and manage the volume of its sales to distributors and volume purchasers, overstocking by its distributors and volume purchasers or changes in inventory level policies or practices by distributors and volume purchasers may require the Company to accept returns above historical levels. In addition, the risk of product returns may increase if the demand for new products introduced by the Company is lower than the Company anticipates at the time of introduction. Although the Company believes that it provides an adequate allowance for sales returns, there can be no assurance that actual sales returns will not exceed the Company's allowance. Any product returns in excess of recorded allowances could result in a material adverse effect on net sales and operating results. As the Company introduces more products, timing of sales to end users and returns to the Company of unsold products by distributors and volume purchasers become more difficult to predict and could result in material fluctuations in quarterly operating results.

     The Company is also exposed to its distributors for price protection for list price reductions by the Company on its products held in such distributors' inventories. The Company provides its major distributors with price protection in the event that the Company reduces the list price of its products. Large distributors are usually offered credit for the impact of a list price reduction on the expected revenue from the Company's products in the distributors' inventories at the time of the price reduction. Although the Company believes that it has provided an adequate allowance for price protection, there can be no assurance that the impact of actual list price reductions by the Company will not exceed the Company's allowance. Any price protection in excess of recorded allowances could result in a material adverse effect on net sales and operating results.

     Substantially all of the Company's revenue in each fiscal quarter results from orders booked in that quarter. A significant percentage of the Company's bookings and sales to major customers on a quarterly basis historically has occurred during the last month of the quarter and are usually concentrated in the latter half of that month. Orders placed by major customers are typically based upon the customers' forecasted sales level for Company products and inventory levels of Company products desired to be maintained by the major customers at the time of the orders. Major distribution customers typically receive negotiated cash rebates, market development funds and extended credit terms from the Company for purchasing Company products, in accordance with industry practice. Changes in purchasing patterns by one or more of the Company's major customers related to customer forecasts of future sales of Company products, customer policies pertaining to desired inventory levels of Company products, negotiations of rebate and market development funds or in the ability of the Company to anticipate in advance the mix of customer orders or to ship large quantities of products near the end of a fiscal quarter could result in material fluctuations in quarterly operating results. The Company believes that there is a trend among major distribution customers and volume purchasers to reduce their inventory levels of computer products, including the Company's products. This trend could have a significant, adverse effect on the Company's operating results during the period or periods that such customers initiate such inventory reductions. The timing of new product announcements and introductions by the Company or significant product returns by major customers to the Company, could also result in material fluctuations in quarterly operating results. Expedited outsourcing of production and component parts to meet unanticipated demand could adversely affect gross margins.

International Business.

     In fiscal 1996, 1995 and 1994, international sales accounted for 30%, 38%, and 37% respectively, of the Company's net sales. The Company believes that a higher proportion of net sales to international customers is desirable because of the expected high growth rates of computerization of small and growing businesses outside the United States and the result and demand for the Company's products, principally networking and PC communications. Sales to non-U.S. customers may be affected by fluctuations in exchange rates and by government regulations. To date, the Company's operations have not been materially impacted by currency fluctuations.

     Assets deployed to support the Company's international business represented approximately 3% of total assets at the end of fiscal 1996, 3% at the end of fiscal 1995 and 8% at the end of fiscal 1994. The decrease in such assets was principally the result of the outsourcing of the Company's manufacturing operations in Europe and the disposition of the Company's hardware development and manufacturing operations in the second half of fiscal 1995. The Company's international operations now consist of only sales, marketing and support services. The Company's international operations are in good standing and have not been denied any licenses to operate, but are subject to the normal risks associated with such international operations.

Significant Customers.

     The Company sells its products primarily through distributors, volume purchasers and resellers. For fiscal 1996, 1995 and 1994, Ingram Micro, Inc. accounted for approximately 12%, 21% and 22% of the Company's net sales, respectively. For fiscal 1996, 1995 and 1994, Merisel, Inc. accounted for approximately 8%, 10% and 15% of the Company's net sales, respectively. At June 30, 1996, Ingram Micro, Inc. and Merisel, Inc. accounted for 19% and 5%, respectively, of the Company's outstanding net trade accounts receivable. The loss of any of the major distributors of the Company's products or their failure to pay the Company for products purchased from the Company could have a material adverse effect on the Company's operating results. The Company's standard credit terms are net 30 days, although longer terms are provided to various major customers on a negotiated basis.

Backlog.

     Substantially all of the Company's revenue in each quarter results from orders booked in that quarter. Accordingly, the Company does not believe that its backlog at any particular point is indicative of future sales. The Company's backlog of orders at June 30, 1996 was approximately $221,000, compared with approximately $515,000 at June 30, 1995.

Proprietary Rights and Licenses.

     The Company currently relies on a combination of trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect the proprietary rights and security of its products. Despite these precautions, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information the Company regards as proprietary.

     Although the Company has patents, patent protection is not considered essential to the Company's success. The Company believes that, because of the rapid pace of technological change in the industries in which the Company competes, the legal protections for its products are less significant factors in the Company's success than the knowledge, ability and experience of the Company's employees, the nature and frequency of product enhancements and the timeliness and quality of support services provided by the Company.

     The Company believes that its products, trademarks and other proprietary rights do not infringe on the proprietary rights of third parties. However, the software and computer industry is characterized by frequent litigation regarding copyright, patent and other intellectual property rights. There can be no assurance that third parties will not assert infringement claims against the Company in the future or that licenses will be available on reasonable terms, or at all, with respect to any third party technology. In the event of litigation to determine the validity of any third party claims, such litigation could result in substantial expense to the Company and adversely impact the efforts of the Company's management and technical employees. In the event of an adverse result in any such litigation, the Company could be required to expend significant resources to develop alternative, noninfringing technology or to obtain licenses to the technology. There can be no assurance that the Company would be successful in such development or that any such licenses would be available at all or at a reasonable cost to the Company.

     In addition, laws of certain countries in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products and other intellectual property rights at all or to the same extent as the laws of the United States.

     The Company pays royalties to Novell, Netscape Communications, Network Tele Systems, Instant Information and Microcom for its use of certain licensed technologies. The licensing by these entities of their products or brand name to competitors of the Company, or the withdrawal or termination of licensing rights to the Company's technologies, could adversely affect the Company's sale of products incorporating such licensed technologies and the Company's results of operations as a whole.

Environmental Laws.

     Compliance with federal, state and local laws and regulations for the protection of the environment has not had a material impact on the Company's capital expenditures, earnings or competitive position. Although the Company does not anticipate any material adverse impact in the future based on the nature of its operations and the scope of current environmental laws and regulations, no assurance can be provided that such laws or regulations or future laws or regulations enacted to protect the environment will not have a material adverse impact on the Company.

Employees.

     As of June 30, 1996, the Company employed a total of 363 regular and 41 temporary persons, including approximately 194 in sales, marketing and customer support, 86 in engineering and product development, 33 in operations and 50 in administration. The future success of the Company will depend in large part on its continued ability to attract and retain highly skilled and qualified personnel. Competition for such personnel is intense. The Company has employment or change in control agreements with most of its executive officers and noncompetition and nondisclosure agreements with substantially all of its professional employees and executive officers. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes that its relations with its employees are good.

Uncertainties in the Company's Business.

     In addition to factors described above that could adversely affect the Company's business and results of operations, and, therefore, the market valuation of its Common Stock, the Company's future results of operations may be impacted by various trends and uncertainties that are beyond the Company's control, including adverse changes in general economic conditions, government regulations and foreign currency fluctuations.

     Other characteristics of the Company and the computer software industry may adversely impact the Company. These include the ability of the Company to integrate future acquired businesses by retaining key technical personnel of acquired businesses and managing and integrating the business systems of acquired companies. The inability to retain key personnel or to manage and integrate business systems could substantially reduce the expected benefits of such acquisitions. In addition, as networking products become more complex, the Company could experience delays in product development and software "debugging" that are common in the computer industry. Significant delays in product development and release would adversely affect the Company's results of operations. There can be no assurance that the Company will respond effectively to technological changes or new product announcements by other companies or that the Company's product development efforts will be successful. Furthermore, introduction of new products involves substantial marketing risks because of the possibility of product "bugs" or performance problems, in which event the Company could experience significant product returns, warranty expenses and lower sales.

     As a result, past performance trends by the Company should not be used by investors in predicting or anticipating future results. The market price of the Company's common stock has been, and may continue to be, extremely volatile. Factors identified in this and the above captions, along with other factors that may arise in the future, quarterly fluctuations in the Company's operating results and general conditions or perceptions of securities analysts relating to the networking and data communications marketplace or to the Company specifically may have a significant impact on the market price of the Company's common stock and could cause substantial market price fluctuations over short periods.

Rights Plan.

     During fiscal 1995, the Board of Directors of the Company adopted a shareholder rights plan (the "Rights Plan") which is intended to protect and maximize the value of shareholders' interest in Artisoft and to assure that all Artisoft shareholders will receive fair and equal treatment in the event of any unsolicited attempt to acquire the Company. The Rights Plan will not and is not intended to prevent a takeover of the Company on terms that are fair to, and in the best interests of, all shareholders. See "Note 10 of Notes to Consolidated Financial Statements" under "Item 8. Financial Statements and Supplementary Data."

Stock Repurchase Program.

     In February 1995, the Company approved a stock repurchase program (the "Program") under which the Company would be authorized to repurchase up to 1,000,000 shares of its outstanding Common Stock for general corporate purposes. Pursuant to the Program, management of the Company is authorized to pursue the repurchase program in open market transactions from time-to-time, depending upon market conditions and other factors. To date, the Company has not repurchased any shares in open market transactions pursuant to the Program.

Item 2.  Properties.
- --------------------

The Company owns or leases property as detailed in the following table. The owned properties are not subject to any liens or encumbrances.

                                                                                                                    Lease
                                    Approximate                Owned or             Expiration                     Intended
       Location                        Size                     Leased                 Date                          Use
       --------                     -----------                --------             ----------                     --------
Tucson, Arizona                          2.7 acres               Owned                 -                           Vacant Land
Tucson, Arizona                     57,775 sq. ft.               Owned                 -                           Office
Tucson, Arizona                      2,700 sq. ft.               Leased             March 1998                     Operations
Tucson, Arizona                     28,800 sq. ft.               Leased             February 2001                  Operations
Cambridge, Massachusetts             5,150 sq. ft.               Leased             January 1998                   Office
Cambridge, Massachusetts            18,241 sq. ft.               Leased             August 2000                    Office
Boynton Beach, Florida               1,171 sq. ft.               Leased             July 1997                      Office
Iselin, New Jersey                   7,852 sq. ft.               Leased             August 1997                    Office
Tokyo, Japan                           544 sq. ft.               Leased             June 1997                      Office
Tokyo, Japan                           294 sq. ft.               Leased             September 1996                 Office
Mexico City, Mexico                  1,076 sq. ft.               Leased             July 1997                      Office
Etobicoke, Ontario, Canada           1,632 sq. ft.               Leased             March 1997                     Office
Neutral Bay, NSW Australia             990 sq. ft.               Leased             April 1999                     Office
Amsterdam, Netherlands               1,938 sq. ft.               Leased             April 1997                     Office
Windsor, England                     1,800 sq. ft.               Leased             March 2001                     Office
Paris, France                        2,153 sq. ft.               Leased             September 1998                 Office
Milan, Italy                           900 sq. ft.               Leased             September 1996                 Office
Munich, Germany                        269 sq. ft.               Leased             September 1996                 Office

     Aggregate  monthly  rental  payments  for  the  Company's   facilities  are
approximately $58,000. The Company's current facilities are generally adequate for anticipated needs over the next 12 to 24 months.


Item 3.  Legal Proceedings.
- ---------------------------

     The Company is a party to a number of legal proceedings arising in the ordinary course of its business. The Company believes that the ultimate resolution of these claims will not have a material adverse effect on its financial position or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders.
- -------------------------------------------------------------

     Not applicable.

Executive Officers of the Registrant.
- -------------------------------------

     The following table sets forth information concerning the executive officers of the Company as of June 30, 1996 except as noted:

Name                                Age                        Position
- ----------------------------------------------------------------------------------------------------------------------
William C. Keiper                   45                         Chairman of the Board
                                                               and Chief Executive Officer

Joel J. Kocher                      40                         President and Chief Operating Officer

Gary R. Acord                       43                         Vice President and Chief Financial Officer

Michael P. Cassidy                  33                         Senior Vice President and
                                                               General Manager of the Computer Telephony Product Group

Ernest E. East                      53                         Vice President, General Counsel and Corporate Secretary

Gordon P. Grover                    58                         Vice President of Worldwide Operations

Bryan J. Moynahan                   33                         Vice President of Sales, Americas and Pacific Rim

William T. Peterson III             34                         Vice President of Corporate Marketing

Justin Priestley                    35                         Vice President of Worldwide Sales Operations

David J. Saphier                    40                         Senior Vice President and
                                                               General Manager of the Remote Communications Product Group

Walker T. Williams                  52                         Vice President of Human Resources

Olivier Zitoun                      28                         Senior Vice President and
                                                               General Manager of the Networking Product Group

     Mr. Keiper joined the Company in January 1993 as President and Chief Operating Officer. In June 1993, he became Chief Executive Officer and was appointed Chairman of the Board in October 1995. From 1986 through January 1993, Mr. Keiper held various positions at MicroAge, Inc., and was serving as President and Chief Operating Officer until he joined the Company. MicroAge, Inc. is a company that distributes, markets and supports personal computer hardware and software.

     Mr. Kocher joined the Company in October 1994 as Executive Vice President and Chief Operating Officer and was promoted to President and Chief Operating Officer in October 1995. Prior to his employment with the Company, Mr. Kocher was Senior Vice President of Dell Computer Corporation as well as President of its Worldwide Sales, Marketing & Services division. He served Dell Computer Corporation in various capacities from April 1990 to September 1994.

     Mr. Acord joined Artisoft in April 1996 as Vice President and Chief Financial Officer. Prior to joining Artisoft, Mr. Acord was Senior Vice President of Finance and Chief Financial Officer of Elsinore Corporation, a publicly-traded gaming company in Las Vegas, Nevada from April 1995 to April 1996. Elsinore Corporation filed a petition for reorganization under Chapter 11 of the federal bankruptcy code in October, 1995. Prior to his employment with Elsinore, he was with KPMG Peat Marwick from 1979 through 1995, with his last position being Managing Partner of the Las Vegas office and Director of the firm's national gaming practice.

     Mr. Cassidy joined Artisoft in February of 1996 when Stylus Innovation, Inc. was acquired by Artisoft. Mr. Cassidy was President and one of the primary shareholders of Stylus. In March of 1996, Mr. Cassidy became Senior Vice President and General Manager of Artisoft's Computer Telephony Product Group. From 1992 to 1993 he served as Director of Marketing at Databeam Corporation and from 1991 to 1992 was Product Manager at Easel Corporation.

     Mr. East joined Artisoft in January 1996 as Vice President, General Counsel, and Corporate Secretary. Prior to joining Artisoft, Mr. East was Vice President and General Counsel of Elsinore Corporation in Las Vegas, Nevada from October 1994 to January 1996. Elsinore Corporation filed a petition for reorganization under Chapter 11 of the federal bankruptcy code in October, 1995. He was Senior Vice President and General Counsel for Trump Hotels and Casino Resorts, New York City, from June 1991 to September 1994 and also served as an officer of Trump Castle, Trump Taj Mahal and Trump Plaza Casinos, Atlantic City, New Jersey at the time of their reorganizations under the federal bankruptcy laws in 1991 and 1992. Mr. East was Vice President, Secretary and General Counsel for Del Webb Corporation, Phoenix, Arizona from January 1984 to June 1991.

     Mr. Grover joined Artisoft in December of 1993 and became Senior Director of Operations in May of 1994. He was promoted to Vice President of Worldwide Operations in March of 1996. Prior to joining Artisoft, Mr. Grover was General Manager of Desert Mazda Hyundai from October 1992 to December 1993. He was a private consultant from August 1991 to October 1992 and was General Manager of SFE WestCap, a passive electronics component manufacturer, from January 1990 to August 1991.

     Mr. Moynahan joined Artisoft in April of 1994 and became Vice President of Sales, Americas and Pacific Rim, in July of 1996. Mr. Moynahan is responsible for all sales and channel development activity in the Americas and Pacific Rim. He came to the Company from Ingram Micro, Inc. where he was Director of Western Field Sales from 1987 to 1994. Mr. Moynahan's tenure at Ingram Micro included positions managing teams focused on developing strategic relationships with retailers, original equipment manufacturers, value-added resellers, and system integrators.

     Mr. Peterson joined Artisoft in February 1995 as Vice President of Worldwide Marketing and became Vice President of Corporate Marketing in April of 1996. Prior to Artisoft, Mr. Peterson was Director of Commercial Accounts at Compaq Computer Corporation from September 1994 to February 1995. He was Director of Portable Marketing at Compaq from September 1993 to September 1994 and Product Manager from September 1988 to September 1993.

     Mr. Priestley joined Artisoft in February 1995 as Director of Sales Operations and became Vice President of Worldwide Sales Operations in June 1995. Prior to joining Artisoft, Mr. Priestley was Director of Sales Operations at Ingram Micro from 1987 to 1995 as well as Manager of Sales Administration from 1988 to 1989.

     Mr. Saphier joined Artisoft in December of 1995 when Triton Technologies, Inc. was acquired by Artisoft. In March of 1996 Mr. Saphier became Senior Vice President and General Manager of Artisoft's Remote Communications Product Group. He was President of Triton Technologies, Inc. Mr. Saphier resigned from Artisoft on September 5, 1996.

     Mr. Williams joined Artisoft in June 1996 as Vice President of Human Resources. Prior to Artisoft, Mr. Williams was employed as Vice President of Human Resources at Ampre, Inc. from July 1992 to August 1995. He was Senior Vice President of Human Resources for Metromedia Steakhouses, Inc. from March 1991 to September 1991 and Senior Vice President of Human Resources for Greyhound Lines, Inc. from November 1987 to December 1990.

     Mr. Zitoun is a native of France who joined Artisoft in December 1991 and was responsible for establishing the Artisoft France office. Later he was named Director of Sales for France, Spain, Italy, Belgium, Luxembourg and the Netherlands. In February 1995, Mr. Zitoun became Vice President of Sales and Marketing for Europe. In March 1996, Mr. Zitoun became Senior Vice President and General Manager of Artisoft's Networking Product Group. Prior to Artisoft, from March 1987 to November 1991, he was the European Marketing Director for Kortex, one of Europe's leaders in the communication and modem industry.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
- -------------------------------------------------------------------------------

     The principal market for Artisoft common stock is The Nasdaq Stock Market. Market information and related shareholder matters are contained in "Securities Information" on the inside back cover of the Artisoft, Inc. 1996 Annual Report to Shareholders, and are incorporated herein by reference. On June 30, 1996, the Company's Common Stock was held by approximately 400 shareholders of record.

     The Company currently intends to retain future earnings to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.


Item 6.  Selected Financial Data.
- ---------------------------------


ARTISOFT, INC. AND SUBSIDIARIES

Selected Consolidated Financial Data
(in thousands, except per share amounts)

                                                             Years Ended June 30,
- ----------------------------------------------------------------------------------------------------------
                                        1996           1995          1994         1993         1992
- ----------------------------------------------------------------------------------------------------------
Statements Of Operations Data

Net sales                            $  60,972     $   84,243     $ 107,430    $  84,642    $  73,235


Operating income (loss)                (24,838)        (9,832)       18,983       12,709       19,640


Net income (loss)                      (18,328)        (5,848)       13,613        9,410       13,202


Net income (loss) per common
  and equivalent share               $   (1.27)    $     (.41)    $     .89    $     .52    $     .76


Shares used in per share calculation    14,463         14,315        15,377       17,970       17,475



                                                                 As of June 30,
- ----------------------------------------------------------------------------------------------------------
                                         1996           1995          1994         1993         1992
- ----------------------------------------------------------------------------------------------------------


BALANCE SHEET DATA


Working capital                        $36,828        $56,324       $52,462      $48,675      $53,176


Total assets                            57,712         77,807        97,464       92,615       79,241


Long-term obligations, less
  current portion                           96              -         3,950            -            -


Shareholders' equity                    50,981         68,245        72,847       82,915       72,853

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
- --------------------------------------------------------------------------------
of Operations.
- --------------

Overview

     During fiscal 1996 the Company continued its transformation to a software-centric financial model with a broader technology portfolio, and a broader array of products and channels. This is best evidenced by the improvement in gross margin from 49% to 67%, year over year, and by the use of $26.4 million in capital to complete three acquisitions for cash. The acquisitions of three software companies during the year broadened the Company's technology portfolio to include PC communications and computer telephony solutions in addition to small business networking. Networking, PC communications and computer telephony each represent a key element in the convergence of computing and communications resources at the desktop and on the PC network.

Acquisitions

     On November 22, 1995, the Company acquired substantially all the assets and certain liabilities of Synergy Solutions, Inc. (Synergy), a software company that developed and sold modem and telephone line sharing software. The aggregate cost of acquiring Synergy was approximately $1.5 million, paid in cash from the Company's existing balances.

     On December 21, 1995, the Company completed the acquisition of the outstanding stock of Triton Technologies, Inc. (Triton), a software company that developed and sold PC remote control software. The aggregate cost of acquiring Triton was approximately $11.8 million, paid in cash from the Company's existing balances.

     On February 13, 1996, the Company acquired substantially all of the assets and certain liabilities of Stylus Innovation, Inc. (Stylus), a software company that developed and sold computer telephony software tools and applications. The aggregate cost of acquiring Stylus was approximately $13.1 million, paid in cash from the Company's existing balances.

     The Company incurred direct transaction costs of approximately $625,000 associated with these acquisitions during the second and third quarters of fiscal 1996. These costs consisted of fees for financial, legal and accounting services and were included in the allocation of the acquisition costs. The direct costs and purchase prices of the acquisitions have been allocated to the assets acquired and liabilities assumed based on their respective fair values on the dates of the acquisitions. The acquisitions were accounted for as purchases. The results of operations of each of the acquired companies were combined with the results of the Company as of their respective dates of acquisition.

New Products

     In the third quarter of fiscal 1996, the Company launched its first PC communications products under the INSYNC brand name: CoSession Remote v7.0, a remote control product allowing users to access and take control of a PC from a remote location; and ModemShare v7.0, a modem and telephone line sharing product allowing users on a network to share a single modem and telephone line.

     In the fourth quarter of fiscal 1996, Artisoft released version 7.0 of the LANtastic network operating system. This new version of the Company's flagship small business networking product represents the first Internet-ready networking solution for small and growing businesses, and supports the three most popular PC operating systems -- Windows 95, Windows and DOS. It also allows multiple-user access to a single Internet connection, modem and telephone line sharing and capabilities to enable a small business to inexpensively build a wide area network (WAN).

     The Company's computer-telephony products include Visual Voice Pro 3.0 and Visual Voice for TAPI 2.0, both of which allow Windows developers to easily build 32-bit computer telephony solutions, including interactive voice response, fax-on-demand and voice mail.

     Although the Company has focused its strategy toward a software centric financial model, existing and new products or product enhancements from competitors, or from software companies not presently competing in the Company's markets, could have an adverse impact on the Company's operating results. The operating results for fiscal 1996 reflect the consequences of the decisions made by management to achieve its strategic objectives of broadening the Company's technology and product portfolios, leveraging its diverse global distribution channels, and establishing share leadership in targeted growth markets. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related information included herein.

Net Sales

     The Company's net sales decreased 28% to $61.0 million for the fiscal year ended June 30, 1996 from $84.2 million for fiscal 1995. The overall decrease in net sales was primarily due to the sale of substantially all of the assets of Eagle Technology and the consequent cessation of sales by the Company of Eagle Technology hardware products as of January 30, 1995. Worldwide net sales for the Eagle Technology business unit were approximately $24.4 million for the fiscal year ended June 30, 1995. Net sales for fiscal 1996 include sales attributable to the Company's acquisition of three software companies from the dates of their acquisitions. Net sales also reflect the Company's strategic decision to move to a software-centric financial model and a sales mix shift toward the software-only version of the Company's LANtastic network operating system (NOS). The shift to the software- only version of LANtastic was principally the result of increased price sensitivity in the Ethernet adapter market and a related willingness of local area network (LAN) resellers to select low-priced Ethernet adapters instead of the Company's Ethernet adapters that were sold in stand-alone versions or as part of starter and add-on kits. In the fourth quarter of fiscal 1996, the Company introduced LANtastic version 7.0. In connection with the transition to this newest version of the LANtastic NOS, the Company reduced worldwide channel inventories of previous versions of the product, as well as for LANtastic Power Suite, and increased allowances for returns and rotations. In the fourth quarter of fiscal 1995, the Company introduced LANtastic Power Suite. Sales for this product did not reach the levels anticipated by the Company when the product was introduced. Upon the release of LANtastic v7.0, the Company elected to de-emphasize Power Suite. As a consequence of the foregoing, the Company experienced higher than expected returns and rotations during fiscal 1996, which also contributed to the overall decrease in net sales.

     Net sales in fiscal 1995 decreased 22% to $84.2 million from net sales of $107.4 million in fiscal 1994. The decrease in net sales was primarily attributable to the sales mix shift from Ethernet adapters toward the software-only version of the Company's LANtastic NOS. The software-only version of the Company's NOS (excluding upgrades and dedicated server licenses) represented 62% of total licenses sold in fiscal 1995 compared to approximately 52% in fiscal 1994. The shift in sales mix occurred principally because of increased price sensitivity in the Ethernet adapter market, the elimination of adapter dependent versions of the Company's NOS upon the introduction of LANtastic version 6.0 in fiscal 1994, and a related willingness of LAN resellers to select low-priced Ethernet adapters instead of the Company's Ethernet adapters. A decline in average selling prices during the year for Ethernet adapters of more than 45% also adversely affected sales of the Company's higher-revenue network starter and add-on kits. Moreover, the Company's disposition of its Eagle Technology business unit in January 1995 resulted in a 9% decrease in Eagle worldwide net sales during fiscal 1995 to $24.4 million from $26.7 million in fiscal 1994. In addition, the decrease in net sales in fiscal 1995 as compared to fiscal 1994 was in part a result of the net reduction in worldwide distribution channel inventory and increases in the allowances for returns and rotations for certain products.

     The Company distributes its products internationally, and tracks sales by major geographic area. Non-U.S. sales represented 30%, 38% and 37% of net sales for fiscal 1996, 1995 and 1994, respectively. International sales decreased 43% to $18.3 million in fiscal 1996 from $32.2 million in fiscal 1995. The decrease is principally the result of the cessation of sales of Eagle Technology hardware products as of January 30, 1995 and other factors described above. Non-U.S. sales decreased 19% to $32.2 million for fiscal 1995 from $39.9 million for fiscal 1994. The decrease in non-U.S. sales for fiscal 1995 when compared to fiscal 1994 was principally a result of the decline in average selling prices in the overall Ethernet adapter market and the Company's implementation of a net reduction in non-U.S. distribution channel inventory.

Gross Profit

     The Company's gross profit was $41.1 million, $41.4 million and $60.2 million in fiscal 1996, 1995 and 1994, respectively, or 67%, 49% and 56% of net sales, respectively. The increase in gross profit for fiscal 1996 was primarily the result of an increased percentage of higher margin software sales, a reduced percentage of network starter and add-on kits (which include hardware), and the cessation of sales of Eagle Technology hardware products.

     Gross profit decreased in fiscal 1995 as compared to 1994 principally because a higher percentage of sales were of Ethernet adapter products which produced a lower gross profit than most of the Company's software products, a decline in average selling prices in the overall Ethernet adapter market and because of additions to the Company's accounts receivable and inventory allowances.

     Gross profit may fluctuate on a quarterly basis because of product mix, pricing actions and changes in sales and inventory allowances.

Sales and Marketing

     Sales and marketing expenses were $26.2 million and $33.0 million for fiscal 1996 and 1995, respectively, representing 43% and 39% of net sales. The increase in sales and marketing expenses as a percentage of net sales is due primarily to the cost of promoting the Company's new and existing products. The decrease in aggregate dollars for sales and marketing expenses for fiscal 1996 reflects expense reductions including a decrease in the Company's staffing levels. This decrease was implemented to bring costs more closely into alignment with the reduced sales level from fiscal 1995 to fiscal 1996.

     Sales and marketing expenses increased to $33.0 million, or 39% of net sales, in fiscal 1995 from $28.1 million, or 26% of net sales, in fiscal 1994. The increase in sales and marketing expenses reflected Eagle Technology expenses and the Company's decision to significantly increase its marketing efforts, both in the U.S. and internationally, in order to strengthen the Company's market visibility and presence. The increase in sales and marketing expenses as a percentage of net sales was due primarily to the decrease in net sales.

Product Development

     Product development expenses were $7.1 million and $7.7 million for fiscal 1996 and 1995, respectively, representing 12% and 9% of net sales. The increase in product development expenses as a percentage of net sales is principally attributable to the addition of product development expenses associated with the companies acquired during fiscal 1996 and the addition of research and development personnel to meet planned future product introduction timetables. The Company believes the introduction of new products to the market in a timely manner is crucial to its success. The decrease in aggregate dollars for fiscal 1996 reflects expense reductions across the board to bring Company costs more closely into alignment with the reduced level of sales.

     Product development expenses increased to $7.7 million, or 9% of net sales, in fiscal 1995 from $5.9 million, or 5% of net sales, in fiscal 1994. The increase in product development expenses in the aggregate and as a percentage of net sales was due principally to the decrease in net sales, the increase in hardware development costs associated with Eagle Technology and the Company's investment in the development of new software products.

General and Administrative

     General and administrative expenses were $6.0 million and $7.5 million, representing 10% and 9% of net sales, for fiscal 1996 and 1995, respectively. The decrease in general and administrative expenses for fiscal 1996 reflects expense reductions to bring Company costs more closely into alignment with the reduced sales level. These expense reductions included a decrease in the Company's staffing levels in the general and administrative area.

     General and administrative expenses increased slightly to $7.5 million, or 9% of net sales, in fiscal 1995 from $7.3 million, or 7% of net sales, in fiscal 1994. The increase in general and administrative expenses reflected costs associated with professional fees and employee search and relocation partially offset by reductions in staffing and other administrative expenses. The increase in general and administrative expenses as a percentage of net sales was due primarily to the decrease in net sales.

Costs to Exit Hardware Business

     The January 1995 sale of Eagle Technology for approximately $16.0 million resulted in a gain of $5.7 million before costs associated with the decision to cease hardware development and manufacturing activities, and wind down that business. These exit costs included severance, facility closings, inventory dispositions and other related items, and are included in "Costs to exit hardware business, net of gain on disposition" in the Consolidated Statement of Operations for the fiscal year ended June 30, 1995. Also, as part of the Company's decision to exit the hardware business, the Company adjusted operating expenses to conform to the new business model. During the last half of fiscal 1995, the Company reduced staffing levels by over 280 employees, a 48% reduction. In addition, the Company disposed of its manufacturing operations to a contract manufacturer and began outsourcing the production of its hardware products on June 30, 1995.

Purchased In-Process Technology and Related Costs

     In conjunction with the acquisitions of Synergy, Triton and Stylus, the Company recorded a charge to operations during the second and third quarters of fiscal 1996 totaling $21.7 million. The charge related to purchased in-process technology that had not reached technological feasibility and had indeterminable alternative future use. In addition, as a result of the acquisitions, the
Company recorded a charge to operations for other related costs totaling $5 million. The other related costs were principally attributable to costs associated with the integration of Triton, Synergy and Stylus technology with the Company's technology and the elimination of duplicate distribution arrangements in Europe. Other related costs also included increases in allowances for returns, rotations and inventory obsolescence associated with the transition to new technology, costs for severance and outplacement, and facility costs relating to the cancelation of leases in order to consolidate technical support and distribution. Although the Company expects the elimination of duplicative expenses, as well as other efficiencies related to the integration of the businesses acquired, there can be no assurance that such benefit will be achieved in the near term, or at all.

Other Income (Expense)

     For fiscal 1996, other income (expense), net, increased to $1.5 million from $(3,000) in fiscal 1995. This increase resulted primarily from investing cash balances in higher-yielding taxable securities, the inclusion of the net gains from the sale of property and equipment and the elimination of interest expense that was accrued under a note payable relating to the purchase of Eagle Technology that partially offset interest income in fiscal 1995.

     Other income (expense), net, decreased to $(3,000) in fiscal 1995 from $1.7 million in 1994. The decrease in interest income resulted primarily from investing cash balances at lower yields consistent with market conditions. Interest expense in fiscal 1995 and 1994 reflected interest expense accrued under a note payable relating to the purchase of Eagle Technology. The note was paid in December 1994. The loss on disposition of equipment of $770,000 in fiscal 1995 resulted from the disposition of equipment that was no longer in use by the Company. Other amounts result from gains and losses from foreign currency transactions and other non-operating items.

Income Taxes (Benefit)

     The effective tax rates (benefit) were (21)%, (41)% and 34% for fiscal 1996, 1995 and 1994, respectively. The 21% effective tax rate benefit for fiscal 1996 is the result of the non-deductibility for federal income tax purposes of approximately $9.2 million of in-process technology written off for financial reporting purposes in connection with the Triton acquisition, which was effected as a purchase of stock. Other factors causing the effective tax rates to differ from the expected tax expense (benefit) calculated using the U.S. federal corporate income tax rate for those years are the inclusion of state and foreign income taxes partially offset by tax benefits from the Company's FSC and tax-exempt interest income. Income taxes receivable as of June 30, 1996 and 1995 are the result of carrying back the net operating losses incurred for fiscal 1996 and 1995 for a refund of income taxes paid in prior years.

Liquidity and Capital Resources

     The Company had cash and investments of $15.3 million at June 30, 1996, compared to $37.8 million at June 30, 1995, and working capital of $36.8 million at June 30, 1996 and $56.3 million at June 30, 1995. The decrease in cash and investments was primarily a result of the acquisition of Synergy, Triton and Stylus but was partially offset by the proceeds from the sale of certain assets and the receipt of a federal income tax refund. Trade accounts receivable average days sales outstanding at June 30, 1996 increased to 97 days from 90 days at June 30, 1995 due to extended terms given to certain international customers and the effect on the calculation of the loss of Eagle Technology revenue. The Company believes that its allowances for returns and doubtful accounts are adequate.

     The Company funds its working capital requirements primarily through cash flows from operations and existing cash balances. While the Company anticipates that existing cash balances and cash flows from operations will be adequate to meet the Company's current expected cash requirements for at least the next year, additional investments by the Company to acquire new technologies and products may necessitate that the Company seek additional debt or equity capital.

Risk Factors

     The PC industry is highly competitive and is characterized by rapidly changing technology, evolving industry standards, and the relentless entry of new competitive threats. The Company's technologies and products compete with technologies and products available from numerous companies, many of which have substantially greater financial, technological, production and marketing resources than those of the Company. Competition in the PC industry is likely to intensify as current competitors expand their product lines, more features are included in PC operating systems and in Internet browsers and related products, and as new companies enter the markets or segments in which the Company currently competes. The industry is also characterized by a high degree of consolidation which favors companies with greater resources and access to capital than those of the Company. There can be no assurance that the Company's technologies and products will be able to compete successfully with those offered presently or in the future by other vendors.

     The Company is exposed to the risk of product returns and rotations from its distributors and volume purchasers, which are recorded by the Company as a reduction in sales. Although the Company attempts to monitor and manage the volume of its sales to and by distributors and volume purchasers, overstocking by such distributors and volume purchasers, or changes in their inventory policies or practices, may require the Company to accept product returns above historical levels. In addition, the risk of product returns may increase if the demand for new products introduced by the Company is lower than the Company anticipates at the time of introduction, or if competitors exert leverage on such distributors and volume purchasers to prefer their products over those of the Company. Although the Company believes that it provides an adequate allowance for sales returns and rotations, there can be no assurance that actual sales returns and rotations will not exceed the Company's allowances. Any product returns in excess of recorded allowances could result in a material adverse effect on net sales and operating results. As the Company introduces more new products, the predictability and timing of sales to end users and the management of returns to the Company of unsold products by distributors and volume purchasers becomes more complex and could result in material fluctuations in quarterly sales and operating results.

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

     Substantially all of the Company's revenue in each fiscal quarter results from orders booked in that quarter. A significant percentage of the Company's bookings and sales to major customers on a quarterly basis historically has occurred during the last month of the quarter and are concentrated in the latter half of that month. Orders placed by major customers are typically based upon customers' forecasted sales levels for Company products and inventory levels of Company products desired to be maintained by those major customers at the time of the orders. Moreover, orders may also be based upon financial practices by major customers designed to increase the return on investment or yield on the sales of the Company's products to VARs or end users. Major distribution customers receive market development funds from the Company for purchasing Company products and from time to time may also receive negotiated cash rebates or extended terms. Changes in purchasing patterns by one or more of the Company's major customers related to customer forecasts of future sales of Company products, customer policies pertaining to desired inventory levels of Company products, negotiations of market development funds and rebates, or otherwise, or in the Company's ability to anticipate in advance the mix of customer orders, or to ship large quantities of products near the end of a fiscal quarter, could result in material fluctuations in quarterly operating results. Expedited outsourcing of production and component parts to meet unanticipated demand could also adversely affect gross margins.

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

     Microsoft, a significant competitor of the Company, today offers, and is expected in the future to offer, Windows- and NT-based products which include features competitive with certain features found in products offered by the Company. Because of the dominance and market visibility of Microsoft in the personal computer software market, the presence of the Microsoft products in the market may affect the sales of the Company's products and, depending upon the degree of such effect, could have a significant adverse effect on the Company's operating results. In addition, as a result of its dominant position in the market for personal computer operating systems, other Microsoft products are frequently installed at no additional charge on the hard drives of new personal computers and thereby placed directly into the hands of the end-user customer. Such distribution provides a favorable market advantage for Microsoft products, to the potential detriment of the Company's product sales.

     During the third fiscal quarter of 1996, the Company announced its INSYNC brand of remote communications products, which includes CoSession Remote, a remote control software product, and ModemShare, a modem and telephone line sharing software product. These products were introduced to the Company's worldwide sales channels late in the third quarter. These products have not previously been broadly distributed through these channels. Currently, several competitors offer similar products through similar sales channels. Although the Company believes these new products to be functionally comparable and competitively priced relative to competitors products, there can be no assurance of the future success of these products.

     Due to the foregoing, and other factors affecting the Company's operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Recent Accounting Pronouncements

     In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The statement requires that such assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable and that such assets be reported at the lower of their carrying amount or fair value. The Company will adopt the provisions of the statement in their first quarter of fiscal 1997 and estimates that the impact of such adoption will not be material to the consolidated financial statements. Also in October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" was issued. This statement, effective for fiscal years beginning after December 15, 1995, requires disclosure of the pro forma impact on net earnings and earnings per share of the compensation cost that would have been recognized if the fair value of the Company's stock-based awards were recorded in the statement of operations. The Company will adopt the disclosure provisions in fiscal 1997. The Company will not adopt the recognition and measurement criteria of SFAS No. 123 and therefore the impact on the Company's financial statements will not be material.


"Safe Harbor"  Statement under the Private  Securities  Litigation Reform Act of
1995

     This Annual Report may contain forward-looking statements that involve risks and uncertainties, including, but not limited to, the impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources, product development and commercialization risks, costs associated with the integration and administration of acquired operations, capacity and supply constraints or difficulties, the results of financing efforts and other risks detailed from time to time in the Company's Securities and Exchange Commission filings.

Item 8.  Financial Statements and Supplementary Data.
- -----------------------------------------------------

                                 ARTISOFT, INC.
                          Index to Financial Statements
                        and Financial Statement Schedules
                                  (Item 14(a))


                                                                  Page Reference
                                                                     Form 10-K
- ------------------------------------------------------------------------------

Independent Auditors' Report                                              21

Consolidated Financial Statements:

        Consolidated Balance Sheets                                       22

        Consolidated Statements of Operations                             23

        Consolidated Statements of Changes in
        Shareholders' Equity                                              24

        Consolidated Statements of Cash Flows                             25

        Notes to Consolidated Financial Statements                   26 - 36


All schedules are omitted because they are not required, are not applicable, or the information is included in the financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Artisoft, Inc.:

We have audited the accompanying consolidated balance sheets of Artisoft, Inc. and subsidiaries as of June 30, 1996 and 1995 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Artisoft, Inc. and subsidiaries as of June 30, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1996 in conformity with generally accepted accounting principles.

KPMG PEAT MARWICK LLP


Phoenix, Arizona
August 1, 1996

                        ARTISOFT, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                      (in thousands, except share amounts)


                                                                   June 30,
                                                               1996       1995
                                                               ----       ----
ASSETS

Current assets:
   Cash and cash equivalents                                $ 15,325   $ 16,551
   Short-term investments (Note 5)                                --     19,312
   Receivables:
      Trade accounts, less allowances of $3,261
         and $2,800 in 1996 and 1995,
           respectively                                       16,768     15,508
      Income taxes (Note 12)                                   1,635      3,500
      Notes and other                                          1,405      3,424
   Inventories (Note 6)                                        2,998      2,665
   Prepaid expenses                                              906      2,046
   Deferred income taxes (Note 12)                             4,426      2,880
                                                            --------   --------
         Total current assets                                 43,463     65,886
                                                            --------   --------


Long-term investments (Note 5)                                    --      1,930
Long-term deferred income taxes (Note 12)                      3,141         --
Property and equipment, net (Note 7)                           7,524      9,564
Other assets (Note 8)                                          3,584        427
                                                            --------   --------
                                                            $ 57,712   $ 77,807
                                                            ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                         $  3,333   $  5,248
   Accrued liabilities (Note 9)                                2,640      4,218
   Income taxes payable (Note 12)                                577         96
   Current portion of capital lease obligations                   85         --
                                                            --------   --------
      Total current liabilities                                6,635      9,562
                                                            --------   --------


Capital lease obligations, net of current portion                 96         --
Commitments and contingencies (Notes 13 and 14)                   --         --


Shareholders' equity (Note 10):
  Common stock, $.01 par value. Authorized 50,000,000 shares;
     issued 27,807,890 shares at June 30, 1996 and
     27,671,680 shares at June 30, 1995                          278        277

  Additional paid-in capital                                  96,075     95,012
  Retained earnings                                           24,308     42,636
  Less treasury stock, at cost, 13,287,500 shares            (69,680)   (69,680)
                                                            --------  --------
     Net shareholders' equity                                 50,981     68,245
                                                            --------  --------
                                                            $ 57,712   $ 77,807
                                                            ========   ========

See accompanying notes to consolidated financial statements.

                        ARTISOFT, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                    (in thousands, except per share amounts)



                                                        Years Ended June 30,
                                                    1996       1995      1994
                                                    ----       ----      ----

Net sales                                        $ 60,972   $ 84,243   $107,430
Cost of sales                                      19,846     42,796     47,224
                                                 --------   --------   --------
   Gross profit                                    41,126     41,447     60,206
                                                 --------   --------   --------


Operating expenses:
   Sales and marketing                             26,178     33,010     28,063
   Product development                              7,092      7,655      5,888
   General and administrative                       5,950      7,495      7,272
   Costs to exit hardware business,
     net of gain on disposition (Notes 2 and 3)        --      3,119         --
   Purchased in-process technology
     and related costs (Note 4)                    26,744         --         --
                                                 --------   --------   --------
         Total operating expenses                  65,964     51,279     41,223
                                                 --------   --------   --------


         Income (loss) from operations            (24,838)    (9,832)    18,983
                                                 --------   --------   --------


Other income (expense):
   Interest income                                  1,266        931      1,137
   Interest expense                                   (36)      (255)      (226)
   Gain (loss) on disposition of equipment            125       (770)        --
   Other                                              162         91        823
                                                 --------   --------   --------
         Total other income (expense)               1,517         (3)     1,734
                                                 --------   --------   --------


         Income (loss) before income taxes        (23,321)    (9,835)    20,717


Income taxes (benefit) (Note 12)                   (4,993)    (3,987)     7,104
                                                 --------   --------   --------
Net income (loss)                                $(18,328)  $ (5,848)  $ 13,613
                                                 ========   ========   ========
Net income (loss) per common and
  equivalent share                               $  (1.27)  $   (.41)  $    .89
                                                 ========   ========   ========
Shares used in per share calculation               14,463     14,315     15,377
                                                 ========   ========   ========

          See accompanying notes to consolidated financial statements.

                        ARTISOFT, INC. AND SUBSIDIARIES
           Consolidated Statements of Changes in Shareholders' Equity
                      (in thousands, except share amounts)

                                           Common Stock          Additional                                Cumulative      Net
                                        -------------------       Paid-in      Retained     Treasury      Translation  Shareholders'
                                        Shares       Amount       Capital      Earnings       Stock        Adjustment     Equity
- ------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1993              27,260,700   $      273   $   92,138   $   34,871    $  (44,396)   $       29    $   82,915

Purchase of treasury stock                    --           --           --           --       (25,284)           --       (25,284)
Exercise of common stock
  options                                253,513            2          975           --            --            --           977
Tax benefit of disqualifying
  dispositions                                --           --          899           --            --            --           899
Translation adjustment                        --           --           --           --            --          (273)         (273)
Net income                                    --           --           --       13,613            --            --        13,613
                                      ----------   ----------   ----------   ----------    ----------    ----------    ----------

Balance at June 30, 1994              27,514,213          275       94,012       48,484       (69,680)         (244)       72,847

Exercise of common stock
  options                                148,734            2          708           --            --            --           710
Issuance of common stock
  under employee stock
  purchase plan                            8,733           --           59           --            --            --            59
Tax benefit of disqualifying
  dispositions                                --           --          233           --            --            --           233
Translation adjustment                        --           --           --           --            --           244           244
Net loss                                      --           --           --       (5,848)           --            --        (5,848)
                                      ----------   ----------   ----------   ----------    ----------    ----------    ----------

Balance at June 30, 1995              27,671,680          277       95,012       42,636       (69,680)           --        68,245
                                      ==========   ==========   ==========   ==========    ==========    ==========    ==========

Exercise of common stock
  options                                112,848            1          850           --            --            --           851
Issuance of common stock
  under employee stock
  purchase plan                           23,362           --          130           --            --            --           130
Tax benefit of disqualifying
  dispositions                                --           --           83           --            --            --            83
Net loss                                      --           --           --      (18,328)           --            --       (18,328)
                                      ----------   ----------   ----------   ----------    ----------    ----------    ----------

Balance at June 30, 1996              27,807,890   $      278   $   96,075   $   24,308    $  (69,680)   $       --    $   50,981
                                      ==========   ==========   ==========   ==========    ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                         Artisoft, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                                 Years Ended June 30
                                                                                            1996           1995       1994
                                                                                            ----           ----       ----
Cash flows from operating activities:
     Net income (loss)                                                                      $(18,328)   $ (5,848)   $ 13,613
                                                                                            --------    --------    --------

         Adjustments  to  reconcile  net income  (loss) to net cash provided by operating activities:
              Depreciation and amortization                                                    2,445       2,939       2,871
              Purchased in-process technology                                                 21,700          --          --
              Gain from disposition of assets, net                                              (125)     (3,669)         --
              Change in receivable and inventory allowances                                    1,426          95        (326)
              Deferred income taxes                                                           (4,687)       (601)        (10)
              Tax benefit of disqualifying dispositions                                           83         233         899
              Changes in assets and liabilities, net of
                    effects from acquisitions of businesses:
                    Receivables-
                      Trade accounts                                                          (1,117)     10,178     (12,875)
                           Income taxes                                                        1,865      (3,500)       --
                          Notes and other                                                      2,019      (1,585)       (380)
                    Inventories                                                               (1,082)     16,401      (1,815)
                    Prepaid expenses                                                           1,140        (238)     (1,099)
                    Accounts payable and accrued liabilities                                  (4,603)     (5,453)      8,340
                    Other assets                                                                 113      (2,609)        157
                                                                                            --------    --------    --------
                      Total adjustments                                                       19,177      12,191      (4,238)
                                                                                            --------    --------    --------
                      Net cash provided by operating activities                                  849       6,343       9,375
                                                                                            --------    --------    --------

Cash flows from investing activities:
     Purchase of investments                                                                 (35,063)    (13,015)    (47,026)
     Sales of investments                                                                     56,305      11,976      78,849
     Sales of property and equipment                                                           2,972          --          --
     Purchase of property and equipment                                                       (2,428)     (2,426)     (3,577)
     Sale (purchase) of assets of Eagle Technology                                                --       7,500      (2,000)
     Cash paid for businesses acquired                                                       (24,794)         --          --
                                                                                            --------    --------    --------
Net cash provided by (used in) investing activities                                           (3,008)      4,035      26,246
                                                                                            --------    --------    --------

Cash flows from financing activities:
     Principal payments on long-term debt                                                         --      (6,563)       (743)
     Principal payments on capital lease obligations                                             (48)         --          --
     Proceeds from issuance of common stock                                                      981         769         977
     Purchase of treasury stock                                                                   --          --     (25,284)
                                                                                            --------    --------    --------
Net cash provided by (used in) financing activities                                              933      (5,794)    (25,050)
                                                                                            --------    --------    --------

Effect of exchange rates on cash                                                                  --         244        (273)
                                                                                            --------    --------    --------

Net increase (decrease) in cash and cash equivalents                                          (1,226)      4,828      10,298
Cash and cash equivalents, beginning of year                                                  16,551      11,723       1,425
                                                                                            --------    --------    --------
Cash and cash equivalents, end of year                                                      $ 15,325    $ 16,551    $ 11,723
                                                                                            ========    ========    ========

Supplemental cash flow information: Cash paid during the year for:
           Interest                                                                         $     36    $    249    $    221
                                                                                            ========    ========    ========
           Income taxes                                                                     $    170    $     50    $  4,984
                                                                                            ========    ========    ========

     Issuance of note payable for purchase of assets of Eagle Technology                    $     --    $     --    $  7,877
                                                                                            ========    ========    ========

           See accompanying notes to consolidated financial statements

Artisoft, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except percentages, shares and per share amounts)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

     Artisoft, Inc. ("Artisoft" or the "Company") is a software company providing easy-to-use, affordable networking, PC communications and computer telephony solutions principally to small businesses. Headquartered in Tucson, Arizona, Artisoft distributes its products in more than 100 countries through nearly 20,000 value-added resellers, distributors, OEMs and retailers.

Basis of Consolidation

     The consolidated financial statements include the accounts of Artisoft, Inc. and its five wholly-owned subsidiaries: Triton Technologies, Inc., Artisoft Europe B.V., Artisoft "FSC", Ltd. (which has elected to be treated as a foreign sales corporation), NodeRunner, Inc., and Artisoft Japan, K.K. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents and Investments

     All highly liquid securities with original maturities of three months or less at the date of purchase are considered to be cash equivalents. Investments with maturities greater than three months and less than one year are classified as short-term investments. Investments with maturities greater than one year are classified as long-term investments. Effective June 30, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The effect of this change was not material. In accordance with SFAS No. 115, the Company has classified its securities into two categories: available-for-sale and held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities have been classified as available-for-sale.

     Available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are reported as a separate component of shareholders' equity.

     Cash equivalents at June 30, 1996 are comprised of money market funds, commercial paper and mutual funds.

Concentration of Credit Risk and Major Customers

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of investments and trade receivables. The Company invests in securities with an investment credit rating of AA or better. The Company also places its investments for safekeeping with high-credit-quality financial institutions. Credit risk with respect to trade receivables is generally diversified due to the large number of entities comprising the Company's customer base and their dispersion across many different customer groups and geographies. The Company often sells its products through third-party distributors, and, as a result, may maintain individually significant receivable balances with major distributors. The Company believes that its credit evaluation, approval and monitoring processes substantially mitigate potential credit risks.

     Sales to two significant computer hardware and software distributors accounted for approximately 20%, 31% and 37% of net sales for the fiscal years ended June 30, 1996, 1995 and 1994, respectively. The Company's trade accounts receivable from these distributors totaled approximately $4.8 million at June 30, 1996 and $7.3 million at June 30, 1995, which approximated 24% and 40% of total trade accounts receivable at June 30, 1996, and 1995, respectively.

Inventories

     Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first-out method.

Property and Equipment

     Property and equipment are stated at cost. Equipment held under capital leases is stated at the lower of fair market value or the present value of minimum lease payments at the inception of the lease. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of three to seven years for furniture and equipment and 31.5 years for buildings. Equipment held under capital leases is amortized over the shorter of the lease terms or estimated useful lives of the related assets.

Income Taxes

     Income taxes have been provided using the asset and liability method in accordance with SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Revenue Recognition

     The Company recognizes revenue from product sales at the time of shipment, net of allowances for returns and price protection. Other product revenue, consisting of training and support services, is recognized when the services are provided.

Product Development

     Development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs would be capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Because the Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no costs have been capitalized to date.

Computation of Net Income (Loss) Per Common and Equivalent Share

     Net income (loss) per common and equivalent share is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options (computed using the treasury stock method).

Foreign Currency Translation

     The functional currency for the Company's non-U.S. subsidiaries and branches is the U.S. dollar. For these entities, inventories, equipment and other property are translated at the prevailing exchange rate when acquired. All other assets and liabilities are translated at year-end exchange rates. Inventories charged to cost of sales and depreciation are remeasured at historical rates. All other income and expense items are translated at average rates of exchange prevailing during the year. Gains and losses which result from remeasurement are included in net income (loss). Prior to July 1, 1995, the functional currency was the local currency and translation adjustments were recorded as a separate component of shareholdersO equity. The change to the U.S. dollar as the functional currency was not material to the consolidated financial statements.

Stock Based Compensation

     The Company grants stock options for a fixed number of shares to employees with an exercise price generally equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and, accordingly, recognizes no compensation expense for the stock option grants.

Impact of Recently Issued Accounting Standards

     In March, 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt SFAS No. 121 in the first quarter of the fiscal year ended June 30, 1997 and, based on current circumstances, does not believe the effect of adoption will be material to the consolidated financial statements.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No.123 is effective for transactions entered into in fiscal years beginning after December 15, 1995. The Company will not be adopting the recognition and measurement criteria of SFAS No. 123 and thus, the impact of SFAS No. 123 on the Company's consolidated financial statements will not be material.

Use of Estimates

     Management of the Company has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Fair Value of Financial Instruments

     The carrying amount of account receivables and payables approximates fair value because of the short-term maturity of these instruments.

Reclassifications

     Certain reclassifications have been made to the 1995 and 1994 consolidated financial statements to conform to the 1996 presentation.


(2) ACQUISITION AND DISPOSITION OF EAGLE TECHNOLOGY

     On January 5, 1994, the Company acquired a significant portion of the operating assets of Eagle Technology (a business unit of Anthem Electronics, Inc.) for $9,877. The Company's Eagle Technology business unit manufactured and marketed network communication devices for local area networks. The acquisition was accounted for in accordance with the purchase method of accounting for business combinations.

     Following is a summary of the pro forma consolidated results of operations (unaudited) of the Company and Eagle Technology for the fiscal year ended June 30, 1994 as if the acquisition had occurred at the beginning of that fiscal year after giving effect to certain adjustments including amortization of goodwill, increased interest expense on the acquisition debt, and related income tax effects. This pro forma summary does not necessarily reflect the results of operations that would have been achieved if the Company and Eagle Technology had been combined during such period.

                    Net sales                             $134,882
                                                          --------
                    Net income                            $  7,998
                                                          --------
                    Net income per common
                    and equivalent share                  $    .52
                                                          --------

     As a result of the Company's decision to focus on software development and cease its hardware development and manufacturing activities, the Company completed the sale of substantially all of the operating assets of the Eagle Technology business unit to Microdyne Corporation for $16,026 on January 30, 1995. The purchase price was paid in cash and notes payable which notes were paid in full on September 30, 1995.

     The gain of $5,735 on the sale of Eagle Technology was offset by costs associated with closing the business unit and costs associated with the decision to cease hardware development and manufacturing activities. These exit costs included severance, facility closings, inventory dispositions and other related items, and are included in "Costs to exit hardware business, net of gain on disposition" in the consolidated statement of operations for the fiscal year ended June 30, 1995.

     Net sales for the Eagle Technology business unit were $24,397 and $26,667 for the fiscal years ended June 30, 1995 and 1994, respectively. Net income for Eagle Technology was $13 for the fiscal year ended June 30, 1995 and $2,036, or $.14 per share, for the fiscal year ended June 30, 1994.


(3) DISPOSITION OF MANUFACTURING OPERATIONS

     On June 30, 1995, the Company executed an agreement to dispose of its manufacturing operations to a third-party manufacturer and outsource the production of its hardware products. Pursuant to the agreement, the manufacturer agreed to purchase certain manufacturing equipment and inventories, to employ certain Company employees, and assume certain outstanding purchase orders for raw materials. The loss on disposition was not material to the consolidated financial statements.


(4) ACQUISITIONS

     On November 22, 1995, the Company acquired for cash substantially all the assets and certain liabilities of Synergy Solutions, Inc. ("Synergy"), a software company primarily engaged in the development, marketing and sales of modem and telephone line sharing software. The aggregate cost of the acquisition was approximately $1.5 million.

     On December 21, 1995, the Company purchased all of the outstanding common stock of Triton Technologies, Inc. ("Triton"), a software company primarily engaged in the development, marketing and sales of PC remote control software. The aggregate cost of acquiring the stock of Triton was approximately $11.8 million. The purchase price was paid in cash and notes payable, which notes were paid in full in January 1996.

     On February 13, 1996, the Company acquired for cash substantially all the assets and certain liabilities of Stylus Innovation Incorporated ("Stylus"), a software company engaged in the development, marketing and sales of computer telephony applications and tools software. The aggregate cost of the acquisition was approximately $13.1 million.

     The Company incurred direct transaction costs of approximately $625,000 associated with the acquisitions of Synergy, Triton and Stylus ("the acquisitions"). These costs consisted of fees for financial, legal and accounting services and were included in the allocation of the acquisition costs. The direct costs and the purchase prices of the acquisitions were allocated to the assets acquired and liabilities assumed based on their respective fair values on the dates of the acquisitions, as follows:

                 Cash                                 $    421
                 Trade receivables                         604
                 Inventories                               216
                 Property and equipment                    271
                 Purchased technology                    3,456
                 Purchased in-process technology        21,700
                 Other                                     198
                                                      --------
                                                        26,866
                Less cash acquired                        (421)
                Less liabilities assumed                (1,651)
                                                      --------
                Net assets acquired, excluding cash   $ 24,794
                                                      ========

     In conjunction with the acquisitions, the Company recorded aggregate charges to operations of $21.7 million relating to purchased in-process technology that had not reached technological feasibility and had indeterminable alternative future use. The $3.5 million of the aggregate purchase price attributable to purchased software will be amortized over five years.

     In addition, as a result of the acquisitions, the Company charged to operations other related costs totaling $5.0 million. The other related costs are principally attributable to costs associated with the product integration of Triton and Synergy technology with the Company's technology and the elimination of duplicate distribution arrangements in Europe. Other related costs include increases in allowances for returns, rotations and inventory obsolescence associated with the transition to the new technology; costs for severance and outplacement; and facility costs relating to the cancelation of leases in order to support consolidated technical support and distribution.

     The acquisitions were accounted for as purchase business combinations and, accordingly, the results of operations of the acquired companies have been combined with those of the Company as of the respective dates of acquisition. Had the business combinations occurred prior to July 1, 1995, the Company's net sales, net income and net income per common and equivalent share (excluding purchased in-process technology and related costs) for the fiscal year ended June 30, 1996 would have been $66.4 million, $2,360 and $.16, respectively. The pro forma effects of the business combinations for the fiscal year ended June 30, 1995 would have been immaterial to the Company's consolidated results of operations.


(5) INVESTMENTS

     A summary of investments by major security type at June 30, 1995 follows:

                                                   Amortized      Gross Unrealized    Gross Unrealized
June 30, 1995                                         Cost          Holding Gains     Holding Losses     Fair Value
- --------------------------------------------------------------------------------------------------------------------
Held-to-maturity:
         Municipal Bonds                            $ 21,242          $     17         $    (15)         $ 21,244
- --------------------------------------------------------------------------------------------------------------------

Maturities of securities at June 30, 1995 follow:
Available-for-sale:
         Due within one year                        $    --           $     --         $     --          $     --
- --------------------------------------------------------------------------------------------------------------------

Held-to-maturity:
         Due within one year                        $ 19,312          $     --         $     --          $ 19,303
         Due after one year                         $  1,930          $     --         $     --          $  1,941
- --------------------------------------------------------------------------------------------------------------------
                                                    $ 21,242          $     --         $     --          $ 21,244
- --------------------------------------------------------------------------------------------------------------------

         At June 30, 1995, the Company held municipal bonds, including mutual funds investing primarily in municipal bonds, expiring at various dates through August 1996 at rates ranging form 3.2% to 9.4% with a combined carrying value of $29,936 (including $8,694 classified as cash equivalents). Gross realized gains or losses were not material for the years ended June 30, 1996 and 1995.

(6) INVENTORIES

         Inventories at June 30, 1996 and 1995 consist of the following:

                                             1996       1995
- --------------------------------------------------------------------------------
                   Raw materials          $ 2,167    $ 1,923
                   Work-in-process            584        653
                   Finished goods           1,812        689
- --------------------------------------------------------------------------------
                                            4,563      3,265
                   Inventory allowances    (1,565)      (600)
- --------------------------------------------------------------------------------
                                          $ 2,998    $ 2,665
- --------------------------------------------------------------------------------

(7) PROPERTY AND EQUIPMENT

         Property and equipment at June 30, 1996 and 1995 consist of the following:

                                                  1996        1995
- --------------------------------------------------------------------------------

            Land                              $    807    $    861
            Buildings and improvements           1,991       4,097
            Furniture and fixtures               1,058       1,045
            Computers and other equipment        9,741       9,163
            Leasehold improvements                  93         136
- --------------------------------------------------------------------------------
                                                13,690      15,302
            Accumulated depreciation
                 and amortization               (6,166)     (5,738)
- --------------------------------------------------------------------------------
                                              $  7,524    $  9,564
- --------------------------------------------------------------------------------

(8) OTHER ASSETS

         Other assets at June 30, 1996 and 1995 consist of the following:

                                                       1996     1995
- --------------------------------------------------------------------------------

           Purchased technology, net of
             accumulated amortization                $3,172   $   --
           Trademarks and patents, net of
             accumulated amortization                   285      279
           Recoverable deposits and other               127      148
- --------------------------------------------------------------------------------
                                                     $3,584   $  427
- --------------------------------------------------------------------------------

(9) ACCRUED LIABILITIES

         Accrued liabilities at June 30, 1996 and 1995 consist of the following:
                                                            1996      1995
- --------------------------------------------------------------------------------

                Compensation and benefits                $1,061    $1,290
                Payroll, sales and property taxes           884       930
                Marketing                                   360       666
                Royalties                                    93       437
                Lease terminations                           --       567
                Other                                       242       328
- --------------------------------------------------------------------------------
                                                         $2,640    $4,218
- --------------------------------------------------------------------------------

(10) SHAREHOLDERS' EQUITY

Preferred Stock

     The Company has authorized for issuance 11,433,600 shares of $1.00 par value undesignated preferred stock, of which no shares have been issued. On December 6, 1994, the Board of Directors of the Company authorized for issuance 50,000 shares of preferred stock, $1.00 par value, to be designated "Series A Participating Preferred Stock," subject to a Rights Agreement dated December 23, 1994 (see Rights Plan) to be reserved out of the Company's authorized but unissued shares of preferred stock. The reserved shares are automatically adjusted to reserve such number of shares as may be required in accordance with the provisions of the Series A Participating Preferred Stock and the Rights Agreement.

Rights Plan

     On December 6, 1994, the Board of Directors of the Company authorized and declared a dividend of one preferred share purchase right (a "Right") for each common share of the Company outstanding as of the close of business on December 27, 1994. The Rights Agreement is designed to protect and maximize the value of the outstanding equity interests in the Company in the event of an unsolicited attempt by an acquirer to take over the Company in a manner or on terms not approved by the Board of Directors. Each Right, under certain circumstances, may be exercised to purchase one one-thousandth of a share of the Company's Series A Participating Preferred Stock at a price of $50.00 per share (subject to adjustment). Under certain circumstances, following (i) the acquisition of 15% or more of the Company's outstanding common stock by an Acquiring Person (as defined in the Rights Agreement) or (ii) the commencement of a tender offer or exchange offer which would result in a person or group owning 15% or more of the Company's outstanding common stock, each Right may be exercised to purchase common stock of the Company or a successor company with a market value of twice the $50.00 exercise price. The Rights, which are redeemable by the Company at $.001 per Right, expire in December 2001.

Settlement with Former Chief Executive Officer

     In September 1993, the Company entered into a comprehensive settlement agreement with its former Chief Executive Officer pursuant to which the parties mutually released all claims which they had against one another. Under the agreement, the Company granted rights in certain technology, acquired 3,487,500 shares of the Company's common stock and executed a noncompetition agreement with the former executive for $25,500 in cash.

Stock Option Plans

     On October 20, 1994, the shareholders approved the Company's 1994 Stock Incentive Plan (the "1994 Plan"). The 1994 Plan provides granting Incentive Stock Options, Non-Dqualified Options, Stock Appreciation Rights (Tandem and Free-Dstanding), Restricted Stock, Deferred Stock, Performance Units and
Performance Shares to officers, key employees, non-Demployee directors and certain consultants of the Company. The Company will not grant any options under the Amended 1990 Stock Incentive Plan or the 1991 Director Option Plan after October 20, 1994. All stock options presently outstanding under the Amended 1990 Stock Incentive Plan and the 1991 Director Option Plan will continue to be governed by the terms of their respective plans, and the Company will continue to reserve that number of shares of common stock issuable upon exercise of such outstanding stock options.

     The 1994 Plan provides that the maximum number of options that can be granted shall be 2,000,000 shares, plus 1.5% of the number of shares of common stock issued and outstanding as of January 1 of each year commencing on January 1, 1995. The maximum number of options available for grant each year shall be all previously ungranted options plus all expired and canceled options. Stock options are generally granted at a price not less than 100% of the fair market value of the common shares at the date of grant. Options become exercisable over a four-year period commencing on the date of grant. Options vest 25% at the end of the first year after the date of grant and the remaining 75% of the options vest in equal monthly increments over the next thirty-six months. No 1994 Plan options may be exercised more than ten years from the date of grant. The 1994 Plan will terminate on the earlier of June 15, 2004, or the date upon which all awards available for issuance have been issued or canceled.

     The 1994 Plan contains an automatic option grant program limited to those persons who serve as non-employee members of the Board of Directors, including any non-employee Chairman of the Board ("Eligible Directors"). After October 20, 1994, each individual who first becomes an Eligible Director shall automatically be granted a Nonqualified Option to purchase 15,000 shares of common stock. At the date of each annual shareholders' meeting, beginning with the 1995 annual shareholders' meeting, each person who is at that time serving as an Eligible Director will automatically be granted a Nonqualified Option to purchase 5,000 shares of common stock (and an additional 10,000 shares for the Eligible Director serving as Chairman of the Board), provided that such person has served as a member of the Board of Directors for at least six months. There is no limit on the number of automatic option grants that any one Eligible Director may receive. All grants to an Eligible Director under the 1994 Plan will have a maximum term of ten years from the automatic grant date. Each automatic grant will vest in three equal and successive annual installments.

         A summary of stock option activity with respect to the above plans for the three-year period ended June 30, 1996 follows:

                                       Options
                                      Available       Options        Price
                                      for Grant     Outstanding    Per Share
- --------------------------------------------------------------------------------

Balance, June 30, 1993                1,081,072     1,462,628   $3.00 - 25.75

Increase in options available            14,200            --              --
Granted                              (1,117,228)    1,117,228    6.50 - 22.63
Exercised                                    --      (253,513)   3.00 - 16.75
Canceled                                399,793      (399,793)   3.00 - 25.75
- --------------------------------------------------------------------------------
Balance, June 30, 1994                  377,837     1,926,550   $3.00 - 25.75

Increase in options available         1,253,319            --              --
Granted                              (1,745,350)    1,745,350    7.50 - 15.00
Exercised                                    --      (148,734)   3.00 - 11.13
Canceled                              1,147,052    (1,147,052)   3.00 - 22.63
- --------------------------------------------------------------------------------
Balance, June 30, 1995                1,032,858     2.376,114   $3.00 - 25.75

Increase in options available           217,169            --              --
Granted                              (1,423,250)    1,423,250    6.00 - 12.38
Exercised                                    --      (112,848)   3.00 -  9.75
Canceled(a)(b)                          298,837      (443,944)   7.00 - 25.75
- --------------------------------------------------------------------------------
Balance, June 30, 1996                  120,614     3.242,572   $3.00 - 18.06

(a) On April 1, 1996, the Compensation Committee of the Board of Directors authorized a program to replace option grants under the 1990 Stock Incentive Plan which were originally granted at an exercise price of $15.00 per share or more. This program did not include officers. Optionees who elected to participate in this program forfeited 20% of their shares subject to option, including 20% of vested shares in return for a reduction in the exercise price per share to $8.50. The offer was made to 39 optionees involving 78,500 options and was effected on May 22, 1996. The 20% consideration resulted in 15,700 options canceled in the 1990 Plan and 62,800 options were repriced.

(b) Canceled options under the Amended 1990 Stock Incentive Plan are not available for future grants.

     At June 30, 1996, options for 1,018,338 shares were exercisable at prices ranging from $3.00 to $18.06 per share.

     Common stock received through the exercise of incentive stock options which are sold by the optionee within two years of grant or one year of exercise result in a tax deduction for the Company equivalent to the taxable gain recognized by the optionee. For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to additional paid-in capital rather than as a reduction of income tax expense.

Employee Stock Purchase Plan

     On October 20, 1994, the shareholders approved the establishment of an Employee Stock Purchase Plan and authorized for issuance 200,000 shares of common stock. During the fiscal years ended June 30, 1996 and 1995, 23,362 and 8,733 shares of common stock were purchased, respectively, at prices ranging from $5.37 to $6.75 per share. At June 30, 1996, 167,905 shares of common stock were available for issuance under the plan. The plan provides for eligible participants to purchase common stock semi-annually at the lower of 85% of the market price at the beginning or end of the semi-annual period.

(11) EMPLOYEE BENEFIT PLANS

         The Company has a qualified 401(k) profit-sharing plan (defined contribution plan) which became effective July 1, 1991. The plan covers substantially all employees having at least six months of service. Participants may voluntarily contribute to the plan up to the maximum limits imposed by Internal Revenue Service regulations. The Company will match up to 50% of the participants' annual contributions up to 3% of the participants' compensation. Participants are immediately vested in the amount of their direct contributions and vest over a five-year period, as defined by the plan, with respect to the Company's contribution. The Company's profit-sharing plan expense for this plan was $198, $242, and $219 for the fiscal years ended June 30, 1996, 1995 and 1994, respectively.

         During 1992, the Company established a defined contribution plan covering certain of its non-U.S. employees. The plan provides for contributions by the Company based on a percentage of the employees' compensation. The plan provides for voluntary contributions by employees in addition to those of the Company. The Company's profit-sharing plan expense for non-U.S. employees was not material for the fiscal years ended June 30, 1996, 1995 and 1994.

(12) INCOME TAXES

         Components of income tax expense (benefit) for the fiscal years ended June 30, 1996, 1995 and 1994 follow:

                                              Current    Deferred    Total
- --------------------------------------------------------------------------------
1996:
         Federal                             $  (356)   $(3,424)   $(3,780)
         State                                    --     (1,263)    (1,263)
         Foreign                                  50         --         50
- --------------------------------------------------------------------------------
                  Total                      $  (306)   $(4,687)   $(4,993)
- --------------------------------------------------------------------------------
1995:
         Federal                             $(3,386)   $   (41)   $(3,427)
         State                                    --       (560)      (560)
- --------------------------------------------------------------------------------
                  Total                      $(3,386)   $  (601)   $(3,987)
- --------------------------------------------------------------------------------
1994:
         Federal                             $ 5,540    $   (10)   $ 5,530
         State                                 1,574         --      1,574
- --------------------------------------------------------------------------------
                  Total                      $ 7,114    $   (10)   $ 7,104
- --------------------------------------------------------------------------------


         The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes. The sources and tax effects are as follows:

                                                 1996       1995       1994
- --------------------------------------------------------------------------------

Computed "expected" tax
     expense (benefit)                        $(7,929)   $(3,442)   $ 7,251
State and foreign income taxes                     50        114      1,023
Non-deductible in-process
     technology write-offs                      3,128         --         --
Foreign sales corporation benefit                  --         --       (385)
Nontaxable interest income                       (154)      (311)      (350)
Reversal of prior years' accruals                  --       (348)      (742)
Other                                             (88)        --        307
- --------------------------------------------------------------------------------
     Total income tax expense (benefit)       $(4,993)   $(3,987)   $ 7,104
- --------------------------------------------------------------------------------

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1996 and 1995 are presented below:

                                                              1996     1995
- --------------------------------------------------------------------------------

Deferred tax assets:
         Technology asset                                   $4,882   $   --
         Allowances for doubtful accounts and returns        1,033      939
         Inventory allowances and overhead capitalization      727      336
         Accrued compensation and benefits                     440      319
         State net operating loss carryforwards                810    1,093
         Other accrued liabilities                             168      592
- --------------------------------------------------------------------------------
                  Gross deferred tax assets                  8,060    3,279
- --------------------------------------------------------------------------------

Deferred tax liabilities:
         Prepaid expenses                                      176       61
         Depreciation and amortization                         317      338
- --------------------------------------------------------------------------------
                  Gross deferred tax liabilities               493      399
- --------------------------------------------------------------------------------
                  Net deferred tax assets                   $7,567   $2,880
- --------------------------------------------------------------------------------


     Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.


(13) COMMITMENTS

     The Company leases office, manufacturing and storage space, vehicles, and equipment under noncancelable operating lease agreements expiring through 2000. These leases contain renewal options, and the Company is responsible for certain executory costs, including insurance, maintenance, taxes and utilities. Total rent expense for these operating leases was approximately $699, $1,690, and $1,368 for the fiscal years ended June 30, 1996, 1995 and 1994, respectively.

     A summary of future minimum lease payments under operating leases that have remaining noncancelable lease terms in excess of one year at June 30, 1996 follows:

                        Years Ending         Future Minimum
                          June 30,           Lease Payments
- --------------------------------------------------------------------------------

                           1997                  $1,064
                           1998                     832
                           1999                     673
                           2000                     631
                           2001                     159
- --------------------------------------------------------------------------------
                             Total               $3,359
- --------------------------------------------------------------------------------


(14) CONTINGENCIES

     The Company is subject to lawsuits and other claims arising in the ordinary course of its operations. In the opinion of management, based on consultation with legal counsel, the effect of such matters will not have a material adverse effect on the Company's financial position.

(15)      DOMESTIC AND INTERNATIONAL OPERATIONS

     A summary of domestic and international net sales and international assets for the fiscal years ended June 30, 1996, 1995 and 1994 follows:

                                            1996           1995           1994
- --------------------------------------------------------------------------------
Domestic                                  $ 42,705       $ 52,051       $ 67,506
International                               18,267         32,192         39,924
- --------------------------------------------------------------------------------
         Net sales                        $ 60,972       $ 84,243       $107,430
- --------------------------------------------------------------------------------

International assets                      $  1,795       $  2,135       $  7,380
- --------------------------------------------------------------------------------


(16) SUPPLEMENTAL FINANCIAL INFORMATION

         A summary of additions and deductions related to the allowances for accounts receivable and inventories for the years ended June 30, 1996, 1995 and 1994 follows:

                                      Balance at                      Balance at
                                      Beginning                         End of
                                       of Year  Additions  Deductions    Year
- --------------------------------------------------------------------------------

Allowances for doubtful accounts
      and returns:

      Year ended June 30, 1996        $  2,800   $ 11,160   $(10,699)   $  3,261
- --------------------------------------------------------------------------------

      Year ended June 30, 1995        $  2,217   $ 13,802   $(13,219)   $  2,800
- --------------------------------------------------------------------------------

      Year ended June 30, 1994        $  2,215   $  7,078   $ (7,076)   $  2,217
- --------------------------------------------------------------------------------


Allowances for inventory obsolescence:

      Year ended June 30, 1996        $    600   $  3,015   $ (2,050)   $  1,565
- --------------------------------------------------------------------------------

      Year ended June 30, 1995        $  1,088   $  6,671   $ (7,159)   $    600
- --------------------------------------------------------------------------------

      Year ended June 30, 1994        $  1,706   $  1,186   $ (1,804)   $  1,088
- --------------------------------------------------------------------------------


Item  9.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
- --------------------------------------------------------------------------------
Financial Disclosure.
- ---------------------

         Not applicable

                                    PART III

     Certain information required by Part III is omitted from this Report by virtue of the fact that the Company has filed with the Securities and Exchange Commission, pursuant to Regulation 14A, within 120 days after the end of the fiscal year covered by this Report, a definitive proxy statement (the "1996 Proxy Statement") relating to the Company's Annual Shareholders' Meeting to be held October 22, 1996. Certain information included in the 1996 Proxy Statement is incorporated herein by reference. The Company disseminated the 1996 Proxy Statement to shareholders beginning on September 12, 1996.

Item 10.  Directors and Executive Officers of the Registrant.
- -------------------------------------------------------------

     The information concerning the Company's directors required by this item is contained in "Election of Directors" and "Nominees for Election," page 2, "Incumbent Directors," pages 2-3, "Meetings and Committees of the Board of Directors," page 4 of the 1996 Proxy Statement, and is incorporated herein by reference.

     The information concerning the Company's executive officers required by this item is contained in Part I, Item 4 of this Report under the caption "Executive Officers of the Registrant," and is incorporated herein by reference.

Item 11.  Executive Compensation.
- ---------------------------------

     The information required by this item is contained in "Executive Compensation," "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," "Director Compensation," "Employment Agreements and Termination of Employment and Change in Control Arrangements," "Compensation Committee Interlocks and Insider Participation," "Report of the Compensation Committee," and "Comparison of Stock Performance," pages 5-14, of the 1996 Proxy Statement, and is incorporated herein by reference.

     Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Exchange Act that might incorporate future filings, including this Annual Report on Form 10-K, the "Report of the Compensation Committee" and "Comparison of Stock Performance" in the 1996 Proxy Statement shall not be incorporated by reference into any such filings, and such information shall be entitled to the benefits provided in Item 402(a)(9) of Regulation S-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
- -------------------------------------------------------------------------

     The information required by this item is contained in "Security Ownership of Certain Beneficial Owners and Management," page 15 of the 1996 Proxy Statement, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.
- ---------------------------------------------------------

     The   information   required  by  this  item  is   contained   in  "Certain
Relationships and Related Transactions," page 11 of the 1996 Proxy Statement, and is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
- ---------------------------------------------------------------------------

         (a)      Financial Statements and Financial Statement Schedules.
                  -------------------------------------------------------

                  An Index to financial statements and financial statement schedules is located on page 20 hereof.

         (b)      Reports on Form 8-K.
                  --------------------

                  The Company filed a report on Form 8-K dated April 11, 1996 disclosing that it had appointed Mr. Gary Acord as Chief Financial Officer effective April 16, 1996.

         (c)      Exhibits.
                  ---------

       Designation         Description                                                                                 Page or
       -----------         -----------                                                                             Method of Filing
                                                                                                                   ----------------
           3.01            Certificate of Incorporation.                                                                 (1)

           3.02            Bylaws.                                                                                       (1)

           4.01            Specimen Common Stock Certificate.                                                            (1)

           4.02            Rights Agreement, dated as of December 23, 1994, between Artisoft,                            (6)
                           Inc.  and  Bank  One,  Arizona,   NA,  including  the
                           Certificate of Designation of Rights  Preferences and
                           Privileges of Series A Participating Preferred Stock,
                           the Form of Rights  Certificate  and the  Summary  of
                           Rights  attached  thereto  as  Exhibits  A,  B and C,
                           respectively.

          10.01            Amended 1990 Stock Incentive Plan of the Registrant.                                          (1)

          10.02            1991 Director Option Plan of the Registrant.                                                  (1)

          10.03            Artisoft, Inc. 1994 Stock Incentive Plan.                                                     (5)

          10.04            Artisoft, Inc. Employee Stock Purchase Plan.                                                  (5)

          10.05            Employment Agreement, dated as of October 23, 1995, between                                Pages 43-55
                           William C. Keiper and the Registrant.

          10.06            Employment Agreement, dated as of October 26, 1995, between Joel J.                        Pages 56-68
                           Kocher and the Registrant.

          10.07            Form of Indemnification Agreement entered into between the Registrant                         (1)
                           and its Directors.

          10.08            International Distributorship Agreement, dated July 31, 1992, between                         (2)
                           the Registrant and Canon System Globalization, Inc.

          10.09            Asset Purchase Agreement between Artisoft, Inc. and Anthem                                    (4)
                           Electronics, Inc.

          10.10            Asset Purchase Agreement between Artisoft, Inc. and Microdyne                                 (7)
                           Corporation dated as of January 6, 1995.

          10.11            Outsource Manufacturing Agreement dated June 30, 1995 between ECS,                            (8)
                           Inc. and the Registrant.

       Designation         Description                                                                                 Page or
       -----------         -----------                                                                             Method of Filing
                                                                                                                   ----------------

          10.12            Stock Purchase Agreement dated December 21, 1995 among Artisoft,                              (9)
                           Inc. and David J. Saphier, Floyd Roberts and Peter Byer regarding the purchase of all of the outstanding common stock of Triton Technologies,
                           Inc.

          10.13            Asset Purchase Agreement dated February 13, 1996 between Artisoft,                           (10)
                           Inc. and Stylus Innovation Incorporated and Michael Cassidy, John W.
                           Barrus, Laura Macfarlane, Robert H. Rines and Krisztina Holly (the
                           Stylus Shareholders).

          11.01            Computation of net income (loss) per share.                                                 Page 69

          22.01            Subsidiaries of the Registrant.                                                             Page 70

          23.01            Consent of Independent Public Accountants.                                                  Page 71

          24.01            Powers of Attorney.                                                                See Signature Page

- -------------------


(1)       Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-42046) or
          amendments thereto, filed with the Securities and Exchange Commission on August 5, 1991.
(2)       Incorporated by reference to the Company's Annual Report on Form 10-K for fiscal 1992 ended June 30,
          1992.
(3)       Incorporated by reference to the Company's Annual Report on Form 10-K for fiscal 1993 ended June 30,
          1993.
(4)       Incorporated by reference to the Company's Form 8-K dated January 4, 1994.
(5)       Incorporated by reference to the Company's Annual Report on Form 10-K for fiscal 1994 ended June 30,
          1994.
(6)       Incorporated by reference to the Company's Form 8-K dated December 22, 1994.
(7)       Incorporated by reference to the Company's Form 8-K dated February 10, 1995.
(8)       Incorporated by reference to the Company's Annual Report on Form 10-K for fiscal 1995 ended June 30,
          1995.
(9)       Incorporated by reference to the Company's Form 8-K dated December 21, 1995.
(10)      Incorporated by reference to the Company's Form 8-K dated February 13, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               ARTISOFT, INC.


Date:  September 26, 1996                       By  /s/ William C. Keiper
                                                  ----------------------------
                                                  William C. Keiper, Chairman
                                                  and Chief Executive Officer



                            SPECIAL POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that the undersigned, constitutes and appoints WILLIAM C. KEIPER and GARY R. ACORD, and each of them, his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Form 10-K Annual Report, and to file the same with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents, or each of them, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Name                                   Title                                      Date
       ----                                   -----                                      ----


/s/ William C. Keiper                         Chief Executive Officer, Director          September 26, 1996
- -------------------------------------         (Principal Executive Officer)
William C. Keiper



/s/ Gary R. Acord                             Vice President and Chief Financial         September 26, 1996
- -------------------------------------         Officer (Principal Financial and
Gary R. Acord                                 Accounting Officer)



/s/ Joel J. Kocher                            President and Chief Operating              September 26, 1996
- -------------------------------------         Officer, Director
Joel J. Kocher



/s/ Kathryn A. Braun                          Director                                   September 26, 1996
- --------------------------------------
Kathryn A. Braun

/s/ Gary E. Liebl
- --------------------------------------
Gary E. Liebl                                 Director, Vice Chairman of the             September 26, 1996
                                              Board


/s/ Jock Patton                               Director                                   September 26, 1996
- --------------------------------------
Jock Patton

                                  EXHIBIT INDEX



                                                                    Sequentially
                                                                      Numbered
Exhibit    Description                                                  Page
- -------    ---------------------------------------------------------------------
 10.05     Employment Agreement, dated as of October 23, 1995, between
           William C. Keiper and the Registrant.                         43-55

 10.06     Employment Agreement, dated as of October 26, 1995, between
           Joel J. Kocher and the Registrant.                            56-68

 11.01     Computation of net income (loss) per share.                   69

 22.01     Subsidiaries of the Registrant.                               70

 23.01     Consent of Independent Public Accountants.                    71