Form 10-Q
period 1996-09-30
ARTISOFT INC
filed 1996-11-14
CIK 877931

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                        ________________________________


                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       Commission File Number 000 - 19462


                                 ARTISOFT, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                        86-0446453
-------------------------------             ------------------------------------
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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 12, 1996).

                 Common stock, $.01 par value: 14,535,682 shares


================================================================================

                         Artisoft Inc. and Subsidiaries
                                      INDEX


                                                                           Page
                                                                           ----
PART I.    FINANCIAL INFORMATION

       Item 1.  Financial Statements

                  Consolidated Balance Sheets-
                     September 30, 1996 and June 30, 1996                    3

                  Consolidated Statements of Operations-
                     Three Months Ended
                     September 30, 1996 and 1995                             4

                  Consolidated Statements of Cash Flows-
                     Three Months Ended September 30, 1996
                     and 1995                                                5

                  Notes to Consolidated Financial Statements                6-7

       Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             8-11


PART II.   OTHER INFORMATION

       Item 1.  Legal Proceedings                                            12

       Item 2. Changes in Securities                                         12

       Item 3. Defaults Upon Senior Securities                               12

       Item 4. Submission of Matters to a Vote by Security Holders           12

       Item 5. Other Information                                             12

       Item 6.  Exhibits and Reports on Form 8-K                             12



SIGNATURES                                                                   13


EXHIBITS

       11       Computation of Net Income (Loss) Per Share                   14

       27       Financial Data Schedule

                         Artisoft, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                     September 30,  June 30,
ASSETS                                                                   1996         1996
                                                                     -------------  --------
                                                                      (unaudited)
Current assets:
     Cash and cash equivalents                                         $ 15,852    $ 15,325
     Receivables:
          Trade accounts, net                                            13,364      16,768
          Income taxes                                                      706       1,635
          Notes and other                                                   875       1,405
     Inventories                                                          3,432       2,998
     Prepaid expenses                                                     1,410         906
     Deferred income taxes                                                6,297       4,426
                                                                       --------    --------
         Total current assets                                            41,936      43,463
                                                                       --------    --------


Property and equipment                                                   14,215      13,690
     Less accumulated depreciation and amortization                      (6,672)     (6,166)
                                                                       --------    --------
Net property and equipment                                                7,543       7,524
                                                                       --------    --------

Deferred income taxes                                                     3,141       3,141
Other assets                                                              3,452       3,584
                                                                       --------    --------
                                                                       $ 56,072    $ 57,712
                                                                       ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                  $  4,175    $  3,333
     Accrued liabilities                                                  3,659       2,640
     Income taxes payable                                                   450         577
     Current portion of capital lease obligations                            79          85
                                                                       --------    --------
         Total current liabilities                                        8,363       6,635
                                                                       --------    --------

Capital lease obligations, net of current portion                            76          96

Commitments and Contingencies                                                 -           -

Shareholders' equity:
     Common stock, $.01 par value. Authorized 50,000,000 shares;
          issued 27,815,182 shares at September 30,
          1996 and 27,807,890 at June 30, 1996                              278         278
     Additional paid-in capital                                          96,112      96,075
     Retained earnings                                                   20,923      24,308
     Less treasury stock, at cost, 13,287,500 shares                    (69,680)    (69,680)
                                                                       --------    --------
         Total shareholders' equity                                      47,633      50,981
                                                                       --------    --------
                                                                       $ 56,072    $ 57,712
                                                                       ========    ========

           See accompanying notes to consolidated financial statements

                         Artisoft, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 Three Months Ended September 30, 1996 and 1995
                    (in thousands, except per share amounts)

                                                                      Three Months Ended
                                                                         September 30,
                                                                      ------------------
                                                                       1996        1995
                                                                       ----        ----
                                                                          (unaudited)
Net sales                                                            $ 11,120    $ 14,980
Cost of sales                                                           3,930       5,548
                                                                     --------    --------
         Gross profit                                                   7,190       9,432
                                                                     --------    --------

Operating expenses:
     Sales and Marketing                                                7,005       6,412
     Product development                                                2,390       1,253
     General and administrative                                         1,438       1,357
     Restructuring cost                                                 1,805           -
                                                                     --------    --------
         Total operating expenses                                      12,638       9,022
                                                                     --------    --------

         Income (loss) from operations                                 (5,448)        410

Other income, net                                                         192         339
                                                                     --------    --------

         Income (loss) before income taxes                             (5,256)        749

Income taxes (benefit)                                                 (1,871)        285
                                                                     --------    --------

         Net income (loss)                                           $ (3,385)   $    464
                                                                     ========    ========

Net income (loss) per common and
     equivalent share                                                $   (.23)   $    .03
                                                                     ========    ========

Shares used in per share calculation                                   14,524      14,853
                                                                     ========    ========

           See accompanying notes to consolidated financial statements

                         Artisoft, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                               Three Months Ended
                                                                                                  September 30,
                                                                                               -------------------
                                                                                                 1996        1995
                                                                                               --------    -------
                                                                                                    (unaudited)
Cash flows from operating activities:
     Net income (loss)                                                                         $ (3,385)   $    464
     Adjustments to reconcile net income (loss) to net
        cash provided by operating activities:
            Depreciation and amortization                                                           718         615
            (Gain) loss  from disposition of property and equipment                                  (1)         34
            Deferred income taxes                                                                (1,871)        285
            Change in accounts receivable and inventory allowances                               (1,718)      (1000)
            Tax benefit of disqualifying dispositions                                                14          70
            Changes in assets and liabilities,
              Trade accounts receivable                                                           4,482         498
              Income taxes receivable                                                               929           -
              Notes and other receivables                                                           530         (50)
              Inventories                                                                           206         (52)
              Prepaid expenses                                                                     (504)       (202)
              Other assets                                                                          (67)         23
              Accounts payable and accrued liabilities                                            1,861         149
              Income taxes payable                                                                 (127)          -
                                                                                               --------    --------

                 Net cash provided by operating activities                                        1,067         834
                                                                                               --------    --------

Cash flows from investing activities:
     Purchases of investments                                                                         -      (3,300)
     Sales of investments                                                                             -       7,577
     Proceeds from sales of property and equipment                                                   13           -
     Purchases of property and equipment                                                           (550)       (971)
                                                                                               --------    --------

                 Net cash provided by (used in) investing activities                               (537)      3,306
                                                                                               --------    --------

Cash flows from financing activities:
     Proceeds from exercise of stock options                                                         23         596
     Principal payments on capital lease obligations                                                (26)          -
                                                                                               --------    --------

                 Net cash provided by (used in) financing activities                                 (3)        596
                                                                                               --------    --------


Net increase in cash and cash equivalents                                                           527       4,736
Cash and cash equivalents at beginning of period                                                 15,325      16,551
                                                                                               --------    --------
Cash and cash equivalents at end of period                                                     $ 15,852    $ 21,287
                                                                                               ========    ========

           See accompanying notes to consolidated financial statements

                         Artisoft, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)      Basis of Presentation

         The consolidated financial statements include the accounts of Artisoft, Inc. and its five wholly-owned subsidiaries: Triton Technologies, Inc., Artisoft Europe B.V., Artisoft "FSC". Ltd. (which has elected to be treated as a foreign sales corporation), NodeRunner, Inc., and Artisoft Japan, K.K. All significant intercompany balances and transactions have been eliminated in consolidation.

         The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments (of a normal recurring nature) which are necessary for a fair presentation of the financial results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1996 Annual Report to Shareholders and report on Form 10-K. The results of operations for the three months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

(2)      Restructuring Cost


         During the quarter ended September 30, 1996, primarily in response to lower than expected sales of LANtastic network operating system (NOS) products during the quarter and the attendant uncertainty as to future sales levels of NOS products, the Company elected to take two principal actions; first, to realign the resources of the Company to accelerate the develpment, delivery and potential customer adoption of new computer telephony and communications products and, second, to significantly reduce the Company's operating break-even point through a reduction in operating expenses. As a result of these actions, the Company recorded a pre-tax restructuring charge of $1,805,000 in the quarter ended September 30, 1996 to cover severance costs associated with a 50 person headcount reduction and other related costs.

(3)      Inventories

         Inventories consist of the following (in thousands):

                                                         September 30,  June 30,
                                                             1996         1996
                                                         -------------  --------

            Raw materials                                  $ 2,157     $  2,167
            Work-in-process                                    653          584
            Finished goods                                   1,547        1,812
                                                           -------     --------
                                                             4,357        4,563
            Less allowance for inventory obsolescence         (925)      (1,565)
                                                           -------     --------

                                                           $  3,432    $  2,998
                                                           ========    ========

(4)      Property and Equipment

         Property and  Equipment consists of the following (in thousands):

                                       September 30,   June 30,
                                           1996          1996
                                           ----          ----

         Land                            $   807       $   807
         Buildings and Improvements        1,992         1,991
         Furniture and Fixtures            1,059         1,058
         Computers and other equipment    10,231         9,741
         Leasehold improvements              126            93
                                         -------       -------
                                          14,215        13,690
         Accumulated depreciation and
         amortization                      6,672         6,166
                                         -------       -------
                                         $ 7,543       $ 7,524
                                         =======       =======




(6)      Other Assets

         Other assets consist of the following (in thousands):

                                                      September 30,    June 30,
                                                          1996           1996
                                                          ----           ----

         Trademarks and patents, net of
                  accumulated amortization              $     269      $   285
         Purchased technology, net of
                  accumulated amortization                  2,990        3,172
         Recoverable deposits and other                       193          127
                                                        ---------      -------
                                                        $   3,452      $ 3,584
                                                        =========      =======

                         Artisoft, Inc. and Subsidiaries

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations


                  Net Sales. The Company's net sales for the quarter ended September 30, 1996 were $11.1 million, a decrease of 26% from sales of $15 million for the corresponding quarter of the previous fiscal year, and a decrease of 33% from the previous quarter's sales of $16.5 million. The decrease in net sales as compared to the corresponding quarter in fiscal 1996, was primarily due to reduced sales of the Company's LANtastic network operating system (NOS) products partially offset by sales attributable to the Company's acquisition of three software companies during the second and third quarters of fiscal 1996.

         The sequential decrease in net sales from the quarter ended June 30, 1996 is attributed to the following factors: a reduction in U.S. and European distribution channel inventories; seasonal market softness experienced in the U.S. as well as Europe and; a slower than expected sales ramp for LANtastic 7.0. The reduction in channel inventories resulted from the continued impact of the transition of the LANtastic NOS product line to LANtastic 7.0 (released in June
1996) and the anticipated stocking of the U.S. distribution channel with new products in the quarter ending December 31, 1996. This action should also allow more flexibilty in managing incentive and other programs with distributors.

         The Company distributes its products in both the U.S. and international markets. U.S. sales decreased 25% to $7.9 million (71% of net sales), for the first quarter ended September 30, 1996 from $10.5 million (70% of net sales), for the same quarter a year ago.

         Gross Profits. The Company's gross profits were $7.2 million and $9.4 million for the quarters ended September 30, 1996 and 1995, respectively (65% and 63% of net sales, respectively). The net increase in gross profit margin for the first quarter of fiscal 1997 as compared to the corresponding quarter in fiscal 1996 was primarily the result of higher average gross margins in the Company's product lines offset significantly by the impact on gross margins of the quarter over quarter decrease in net sales of $3.9 million. The higher average gross profit margins in the Company's existing product lines is the result of higher margin software products acquired in connection with the purchase of three software companies during fiscal 1996 and software components comprising an increasing percentage of LANtastic NOS products sales. The quarter over quarter decrease in net sales reduced gross profit margins as fixed components of cost of goods sold, principally production overhead and amortization of purchased technology and localization costs, were absorbed by lower sales. Gross margins may fluctuate from quarter to quarter due to changes in net sales, product mix, pricing actions and changes in sales and inventory allowances.

         The sequential decrease in gross profit margin from 70% for the quarter ended June 30, 1996 to 65% for the quarter ended September 30, 1996 is the result of the sequential decrease in net sales of $5.3 million. The gross profit margin mix in the Company's product lines was consistent between the quarters.

         Sales and Marketing. Sales and marketing expenses were $7.0 million and $6.4 million for the quarters ended September 30, 1996 and 1995, respectively, (63% and 43% of net sales, respectively). The increase in aggregate dollars for sales and marketing expenses for the first quarter of fiscal 1997 as compared to the corresponding quarter in fiscal 1996, is due primarily to activities related to the introduction of LANtastic 7.0 to the Company's existing extensive VAR network. The increase in sales and marketing expenses as a percentage of net sales for the first quarter of fiscal 1997 over the corresponding period in fiscal 1996, is principally due to the decrease in net sales.

         Product Development. Product development expenses were $2.4 million and $1.3 million for the quarters ended September 30, 1996 and 1995, respectively, representing 21% and 8% of net sales, respectively. The change in product development expenses as a percentage of net sales is due principally to the decrease in net sales. The increase in aggregate dollars for the first quarter of fiscal 1997 as compared to the corresponding quarter in fiscal 1996 is principally attributable to the addition of product development personnel in the Computer Telephony and Communications product group, both in connection with the acquisitions of the three software companies in fiscal 1996 and subsequent thereto to accelerate development efforts in this segment.

         General and Administrative. General and administrative expenses were $1.4 million for both the quarters ended September 30, 1996 and 1995. General and administrative expenses represented 13% of net sales for the first quarter of fiscal year 1997 and 9% of net sales for the first quarter of fiscal year 1996. General and administrative expenses as a percentage of net sales for the first quarter of fiscal 1997 as compared to the corresponding period in fiscal 1996, increased solely as a result of the decrease in net sales.

         Restructuring Cost. During the quarter ended September 30, 1996, primarily in response to lower than expected sales of LANtastic network operating system (NOS) products during the quarter and the attendant uncertainty as to future sales levels of NOS products, the Company elected to take two principal actions; first, to realign the resources of the Company to accelerate the development, delivery and customer adoption of new computer telephony and communications products and, second, to significantly reduce the Company's operating break-even point through a reduction in operating expenses. The effect of the realignment was to increase the Company's investment in product development, marketing and channel development in the high growth computer telephony and communications segments of the business and thereby bring more focus to the delivery of products in these areas, as well as to support continuing differentiation for LANtastic in the future. As a result of these actions, the Company recorded a pre-tax restructuring charge of $1,805,000 in the quarter ended September 30, 1996 to cover severance costs associated with a 50 person headcount reduction and other related costs.

         Other Income, Net. For the quarter ended September 30, 1996 other income, net, decreased to $192,000 from $339,000 in the same period in fiscal 1996. This decrease resulted principally from a reduction in the investment income earned from investments. Investment and cash balances decreased from $38.3 million at September 30, 1995 to $15.9 million at September 30, 1996 due to the acquisition of three software companies in fiscal year 1996.

Liquidity and Capital Resources

         The Company had cash and cash equivalents of $15.9 million at September 30, 1996 compared to $15.3 million at June 30, 1996 and working capital of $34 million at September 30, 1996 and $37 million at June 30, 1996. The increase in cash and cash equivalents was principally a result of the receipt of a federal tax refund, partially offset by severance payments associated with the Company's organizational realignment effected at the end of the quarter. Days sales outstanding in trade accounts receivable at September 30, 1996 increased to 108 days from 97 days at June 30, 1996 due principally to the quarter over quarter decrease in net sales. The Company believes that its allowances for returns and doubtful accounts are adequate.

         The Company funds its working capital requirements primarily through cash flows from operations and existing cash balances. While the Company anticipates that existing cash balances and cash flows from operations will be adequate to meet the Companys current and expected cash requirements for at least the next year, additional investments by the Company to acquire new technologies and products may necessitate that the Company seek additional debt or equity capital.

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

         The Company is exposed to the risk of product returns and rotations from its distributors and volume purchasers, which are recorded by the Company as a reduction in sales. Although the Company attempts to monitor and manage the volume of its sales to distributors and volume purchasers, overstocking by its distributors and volume purchasers or changes in inventory policies or practices by distributors and volume purchasers may require the Company to accept returns above historical levels. In addition, the risk of product returns may increase if the demand for new products introduced by the Company is lower than the Company anticipates at the time of introduction. Although the Company believes that it provides an adequate allowance for sales returns, there can be no assurance that actual sales returns will not exceed the Company's allowance. Any product returns in excess of recorded allowances could result in a material adverse effect on net sales and operating results. As the Company introduces more new products, the predictably and timing of sales to end users and the management of returns to the Company of unsold products by distributors and volume purchasers becomes more complex and could result in material fluctuations in quarterly sales and operating results.

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

         During the first fiscal quarter of 1997, the Company experienced significantly lower than expected sales of its LANtastic NOS products. While management believes that seasonal market softness in the U.S. marketplace, as well as Europe, and a slower than expected transition from LANtastic 6.0 to LANtastic 7.0 were the principal reasons for the shortfall, there can be no assurance that LANtastic sales will improve or that LANtastic sell-through will not trend downward from current levels.

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

Item 3.     DEFAULTS UPON SENIOR SECURITIES
                 None

Item 4.     SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS
                 None

Item 5.     OTHER INFORMATION
                 None

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits
              No. 11 - Computation of Net Income Per Share

              No. 27 - Financial  Data Schedule for Form 10-Q  dated November 6,
                       1996

(c)   Reports on Form 8-K

              There were no reports filed on Form 8-K during the three months ended September 30, 1996.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    ARTISOFT, INC.







Date:  November 12, 1996            By /s/ William C. Keiper
                                      ---------------------------------------
                                      William C. Keiper
                                      Chairman and Chief Executive Officer






                                    By /s/ Gary R. Acord
                                      ---------------------------------------
                                      Gary R. Acord
                                      Vice President and Chief Financial Officer
                                        (Principal Financial Officer)