Form 10-Q
period 1996-12-31
ARTISOFT INC
filed 1997-02-14
CIK 877931

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004
--------------------------------------------------------------------------------


                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended December 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                       Commission File Number 000 - 19462
                                 ARTISOFT, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

         Delaware                                                86-0446453
--------------------------------------------------------------------------------
State or other jurisdiction of                                 (IRS employer
       incorporation)                                          identification
                                                                   number



                           2202 North Forbes Boulevard
                              Tucson, Arizona 85745
                                 (520) 670-7100
                           -------------------------
               (Address, including zip code, and telephone number,
                      including area code, of registrant's
                          principal executive offices)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                                    Yes  x   No
                                        ---    ---

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (February 14, 1997).

                 Common stock, $.01 par value: 14,549,113 shares



================================================================================

                         Artisoft Inc. and Subsidiaries
                                      INDEX


                                                                       Page
                                                                       ----
PART I.    FINANCIAL INFORMATION

       Item 1.  Financial Statements

                  Consolidated Balance Sheets-
                     December 31, 1996 and June 30, 1996                 3

                  Consolidated Statements of Operations-
                     Three Months and Six Months Ended
                     December 31, 1996 and 1995                          4

                  Consolidated Statements of Cash Flows-
                     Six Months Ended December 31, 1996
                     and 1995                                            5

                  Notes to Consolidated Financial Statements            6-8

       Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         9-14


PART II.   OTHER INFORMATION

       Item 1.  Legal Proceedings                                        15

       Item 2. Changes in Securities                                     15

       Item 3. Defaults Upon Senior Securities                           15

       Item 4. Submission of Matters to a Vote by Security Holders       15

       Item 5. Other Information                                         16

       Item 6. Exhibits and Reports on Form 8-K                          16



SIGNATURES                                                               17



EXHIBITS

       11       Computation of Net Loss Per Share                        18

       27       Financial Data Schedule                                  19

                         Artisoft, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                 December 31,   June 30,
ASSETS                                                              1996          1996
                                                                    -----         ----
                                                                  (unaudited)
Current assets:
     Cash and cash equivalents                                      $ 17,315    $ 15,325
     Receivables:
          Trade accounts, net                                         11,942      16,768
          Income taxes                                                  --         1,635
          Notes and other                                              1,073       1,405
     Inventories                                                       2,772       2,998
     Prepaid expenses                                                  2,486         906
     Deferred income taxes                                             3,104       4,426
                                                                    --------    --------
         Total current assets                                         38,692      43,463
                                                                    --------    --------


Property and equipment                                                14,583      13,690
     Less accumulated depreciation and amortization                   (6,967)     (6,166)
                                                                    --------    --------
         Net property and equipment                                    7,616       7,524
                                                                    --------    --------

Deferred income taxes                                                  3,822       3,141
Other assets                                                           3,286       3,584
                                                                    --------    --------
                                                                    $ 53,416    $ 57,712
                                                                    ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                               $  3,122    $  3,333
     Accrued liabilities                                               2,327       2,640
     Income taxes payable                                                336         577
     Current portion of capital lease obligations                        755          85
                                                                    --------    --------
         Total current liabilities                                     6,540       6,635
                                                                    --------    --------

Long-term capital lease and other obligations,
     net of current portion                                            1,119          96

Commitments and Contingencies                                           --          --

Shareholders' equity:
     Common stock, $.01 par value.  Authorized 50,000,000 shares;
          issued  27,836,613 shares at December 31,
          1996 and 27,807,890 at June 30, 1996                           278         278
     Additional paid-in capital                                       96,186      96,075
     Retained earnings                                                18,973      24,308
     Less treasury stock, at cost, 13,287,500 shares                 (69,680)    (69,680)
                                                                    --------    --------
         Total shareholders' equity                                   45,757      50,981
                                                                    --------    --------
                                                                    $ 53,416    $ 57,712
                                                                    ========    ========

           See accompanying notes to consolidated financial statements

                         Artisoft, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS

          Three Months and Six Months Ended December 31, 1996 and 1995
                    (in thousands, except per share amounts)

                                        Three Months Ended       Six Months Ended
                                            December 31,           December 31,_
                                       --------------------    --------------------

                                         1996        1995        1996         1995
                                         ----        ----        ----         ----
                                           (unaudited)             (unaudited)

Net sales                              $  9,505    $ 14,325    $ 20,625    $ 29,305
Cost of sales                             3,116       5,039       7,046      10,587
                                       --------    --------    --------    --------
         Gross profit                     6,389       9,286      13,579      18,718
                                       --------    --------    --------    --------

Operating expenses:
     Sales and Marketing                  5,633       6,655      12,638      13,067
     Product development                  2,266       1,340       4,656       2,593
     General and administrative           1,430       1,255       2,868       2,612
     Purchased in-process technology
        and related costs                  --        14,450        --        14,450
     Restructuring cost                    --          --         1,805        --
                                       --------    --------    --------    --------
         Total operating expenses         9,329      23,700      21,967      32,722
                                       --------    --------    --------    --------

         Loss from operations            (2,940)    (14,414)     (8,388)    (14,004)

Other income, net                           178         495         370         834
                                       --------    --------    --------    --------

          Loss before income taxes       (2,762)    (13,919)     (8,018)    (13,170)

Income tax benefit                         (812)       (685)     (2,683)       (400)
                                       --------    --------    --------    --------

          Net Loss                     $ (1,950)   $(13,234)   $ (5,335)   $(12,770)
                                       ========    ========    ========    ========

Net Loss per common  and
     equivalent share                  $   (.13)   $   (.91)       (.37)       (.86)
                                       ========    ========    ========    ========


Shares used in per share calculation     14,536      14,464      14,530      14,865
                                       ========    ========    ========    ========

           See accompanying notes to consolidated financial statements

                         Artisoft, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                    Six Months Ended
                                                                                      December 31,
                                                                                   --------------------
                                                                                     1996       1995
                                                                                   --------    --------
Cash flows from operating activities:                                                  (unaudited)
     Net loss                                                                      $ (5,335)   $(12,770)
     Adjustments  to  reconcile  net  loss to net  cash  provided  by  operating activities:
            Purchased in-process technology                                            --        10,200
            Depreciation and amortization                                             1,380       1,162
            (Gain) Loss  from disposition of property and equipment                      (5)         37
            Deferred income taxes                                                       640        (527)
            Change in accounts receivable and inventory allowances                   (1,103)        730
            Tax benefit of disqualifying dispositions                                    22          70
            Changes in assets and liabilities,
              Trade accounts receivable                                               5,031       1,542
              Income taxes receivable                                                 1,635       3,500
              Notes and other receivables                                               332       1,258
              Inventories                                                             1,124        (371)
              Prepaid expenses                                                       (1,217)       (226)
              Other assets                                                              (80)        190
              Accounts payable and accrued liabilities                                 (524)     (1,538)
              Income taxes payable                                                     (241)       --
                                                                                   --------    --------

                   Net cash provided by operating activities                          1,659       3,257
                                                                                   --------    --------

Cash flows from investing activities:
     Purchases of investments                                                          --       (35,063)
     Sales of investments                                                              --        56,305
     Proceeds from sale of property and equipment                                        35        --
     Cash paid for businesses acquired                                                 --        (1,646)
     Purchases of property and equipment                                               (972)     (1,095)
                                                                                   --------    --------

              Net cash provided by (used in) investing activities                      (937)     18,501
                                                                                   --------    --------

Cash flows from financing activities:
     Proceeds from exercises of stock options                                            47         671
     Proceeds from sale-leaseback of equipment                                        1,368        --
     Principal payments on capital lease obligations                                   (147)       --
                                                                                   --------    --------

              Net cash provided by financing activities                               1,268         671
                                                                                   --------    --------


Net increase in cash and cash equivalents                                             1,990      22,429
Cash and cash equivalents at beginning of period                                     15,325      16,551
                                                                                   --------    --------
Cash and cash equivalents at end of period                                         $ 17,315    $ 38,980
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

         The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments (of a normal recurring nature) which are necessary for a fair presentation of the financial results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1996 Annual Report to Shareholders and report on Form 10-K. The results of operations for the six months ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year.

(2)      Restructuring Cost

         During the quarter ended September 30, 1996, primarily in response to lower than expected sales of LANtastic network operating system (NOS) products during the quarter and attendant uncertainty as to future sales levels of NOS products, the Company elected to take two principal actions; first, to realign the resources of the Company to accelerate the development, delivery and potential customer adoption of new computer telephony and communications products and, second, to reduce the Company's operating break-even point through a reduction in operating expenses. As a result of these actions, the Company recorded a pre-tax restructuring charge of $1.8 million in the six months ended December 31, 1996 to cover severance costs associated with a 50 person headcount reduction and other related costs.

(3)      Acquisitions

         On November 22, 1995, the Company acquired substantially all the assets and certain liabilities of Synergy Solutions, Inc. (Synergy), a software company primarily engaged in the development, marketing and sales of modem and telephone line sharing software. The aggregate cost of the acquisition was approximately $1.5 million.

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

         The Company incurred direct transaction costs of approximately $350,000 associated with the acquisitions. These costs consisted of fees for financial, legal, and accounting services and were included in the allocation of the acquisition costs. The direct costs and purchase prices of the acquisitions were allocated to the assets acquired and liabilities assumed based on their respective fair value on the date of the acquisitions, as follows (in thousands):

         Cash                                                  $     251
         Trade receivables                                           810
         Inventories                                                 108
         Property and equipment                                      123
         Purchased software                                        2,011
         Purchased in-process technology                          10,200
         Other                                                       108
                                                                --------
                                                                  13,611
         Less cash acquired                                         (251)
         Less liabilities assumed                                 (1,196)
                                                                ---------
                  Net assets acquired, excluding cash           $ 12,164
                                                                --------

         The acquisitions were accounted for as purchase business combinations and, accordingly, the results of operations of the acquired companies were combined with those of the Company as of the respective dates of acquisition. The proforma effects of the business combinations for the quarter and six-month period ended December 31, 1995, would have been immaterial to the Company's consolidated results of operations.

         In conjunction with the acquisitions, the Company recorded a charge to operations of $10.2 million relating to purchased in-process technology that had not reached technological feasibility and had indeterminable alternative future use. The remaining $2.0 million of the purchase price allocated to technology was attributable to purchased software products and is being amortized over five years. In addition, as a result of the acquisitions, the Company charged to operations other related costs totaling $4.3 million. The other related costs were principally attributable to costs associated with the product integration of Triton and Synergy technology with the Company's technology and the elimination of duplicate distribution arrangements in Europe. Other related costs included increases in allowances for returns, rotations and inventory obsolescence associated with the transition to new technology; organizational costs for severance and outplacement; and facility costs relating to the cancellation of leases in order to support consolidated technical support and distribution.


(4)      Inventories

         Inventories consist of the following (in thousands):


                                            December 31,          June 30,
                                                1996                1996
                                                ----                ----

                  Raw materials               $ 1,364            $   2,167
                  Work-in-process                 535                  584
                  Finished goods                1,540                1,812
                                              -------            ---------
                                                3,439                4,563
                  Inventory allowances          (667)               (1,565)
                                              -------            ---------
                                              $ 2,772            $   2,998
                                              =======            =========

(5)      Property and Equipment

         Property and Equipment consist of the following (in thousands):

                                                   December 31,    June 30,
                                                        1996         1996
                                                        ----         ----

         Land                                        $     807    $      807
         Buildings and improvements                      1,992         1,991
         Furniture and fixtures                          1,096         1,058
         Computers and other equipment                  10,513         9,741
         Leasehold improvements                            175            93
                                                     ---------    ----------
                                                        14,583        13,690

         Accumulated depreciation and
         amortization                                    6,967         6,166
                                                     ---------    ----------
                                                     $   7,616    $    7,524
                                                     =========    ==========



(6)      Other Assets

         Other assets consist of the following (in thousands):

                                                    December 31,        June 30,
                                                        1996              1996

         Trademarks and patents, net of
                  accumulated amortization            $    253          $   285
         Purchased technology, net of
                  accumulated amortization               2,817            3,172
         Recoverable deposits and other                    216              127
                                                      --------          -------
                                                      $  3,286          $ 3,584
                                                      ========          =======


(7)      Capital Lease Obligations

         In December 1996 the Company entered into a $1.4 million sales-leaseback of computer equipment and software. The underlying capital lease has a term of three years, requires monthly payments of approximately $42,000 and includes a 10% purchase option.

                         Artisoft, Inc. and Subsidiaries

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations


         Net Sales. The Company's net sales for the quarter ended December 31, 1996 were $9.5 million, a decrease of 34% from net sales of $14.3 million for the corresponding quarter of fiscal 1996, and a decrease of 14% from the first quarter of fiscal 1997 net sales of $11.1 million. For the six-month period ended December 31, 1996, the Company's net sales were $20.6 million, a decrease of 30% from net sales of $29.3 million for the corresponding period of fiscal 1996. The decreases in net sales for the quarter and six-month period ended December 31, 1996, as compared to the corresponding periods in fiscal 1996, were principally due to an increase in the provisions for product returns and bad debts, and a reduction in sales of LANtastic network operating system (NOS) products, partially offset by sales of computer telephony and PC communications products. Sales of computer telephony and PC communications products commenced upon the acquisitions of three software companies during the quarters ended December 31, 1995 and March 31, 1996. The decrease in net sales from the first quarter of fiscal 1997 was principally attributable to an increase in the Company's provisions for product returns and allowances. The increase in the provisions was principally attributable to lower than expected sales, and an assessment of the Company's European distribution channel status.

         The Company distributes its products in both the U.S. and international markets. U.S. sales decreased 27% to $6.6 million (69% of net sales) for the quarter ended December 31, 1996, from $8.8 million (62% of net sales), for the same quarter a year ago. U.S. sales decreased 25% to $ 14.3 million (69% of net sales), for the six-month period ended December 31, 1996 from $19.1 million (65% of net sales), for the same period in fiscal 1996. The decrease in U.S. net sales for both the second quarter of fiscal 1997 and the six-month period ended December 31, 1996, as compared to the corresponding periods in fiscal 1996, primarily resulted from an increase in the provisions for product returns, a reduction in sales of LANtastic products in the U.S. distribution channels and actions taken during the six-month period ended December 31, 1996 to reduce U.S. channel inventories.

         International sales decreased 47% to $2.9 million (31% of net sales), for the quarter ended December 31, 1996, from $5.5 million (38% of net sales), for the same quarter a year ago, and 15% from the first quarter of fiscal 1997 sales of $3.4 million. International sales decreased 38% to $6.4 million (31% of net sales), for the six-month period ended December 31, 1996 from $10.2 million (35% of net sales) for the same period in fiscal 1996. The decrease in international net sales for both the quarter and the six-month period ended December 31, 1996, as compared to the corresponding periods in fiscal 1996, primarily resulted from a reduction in sales of LANtastic NOS products in Europe, partially offset by sales of new products. The decrease in international net sales from the quarter ended September 30, 1996, is primarily the result of increased allowances for product returns and rotations in Europe necessitated by continued market softness in the European distribution channel and the release of the European language versions of LANtastic 7.0 early in the quarter. To a lesser extent, net sales in Europe were also negatively impacted by an increase in the allowance for bad debts.

         Gross Profit. The Company's gross profit was $6.4 million and $9.3 million for the quarters ended December 31, 1996 and 1995, respectively (67% and 65% of net sales, respectively). Gross profit was $13.6 million and $18.7 million for the six-month periods ended December 31, 1996, and 1995, respectively (66% and 64% of net sales, respectively). The net increase in gross profit margin for both the quarter and the six-month period ended December 31,

1996 as compared to the corresponding periods in fiscal 1996 was primarily the result of higher average gross margins in the Company's product lines. The higher average gross profit margins in the Company's existing product lines is the result of higher margin software products acquired in connection with the purchase of three software companies during fiscal 1996 and software components comprising an increasing percentage of LANtastic NOS product sales. In addition, an increasing percentage of U.S. software sales as a component of overall net sales contributed to the improvement in gross profit margins. Gross profit margins may fluctuate from quarter to quarter due to changes in net sales, product mix, pricing actions and changes in sales and inventory allowances.

         The sequential increase in gross profit margin from 65% for the quarter ended September 30, 1996, to 67% for the quarter ended December 31, 1996 is the result of an increase in sales of the Company's higher margin remote communications software products (especially PC OEM sales).



         Sales and Marketing. Sales and marketing expenses were $5.6 million and $6.7 million for the quarters ended December 31, 1996 and 1995, respectively, (59% and 46% of net sales, respectively). Sales and marketing expenses were $12.6 million and $13.1 million for the six-month period ended December 31, 1996 and 1995, respectively, (61% and 45% of net sales, respectively). The decrease in aggregate dollars for sales and marketing expenses for the quarter and the six-month periods ended December 31, 1996, as compared to the corresponding periods in fiscal 1996, are due primarily to the Company's restructuring actions undertaken during the quarter ended September 30, 1996 that reduced operating expenses, offset by the cost of activities related to the introduction of LANtastic 7.0 to the Company's existing VAR network. The increase in sales and marketing expenses as a percentage of net sales for the quarter and the six-month period ended December 31, 1996 as compared to the corresponding periods in fiscal 1996, are due to the decrease in net sales.

         Product Development. Product development expenses were $2.3 million and $1.3 million for the quarters ended December 31, 1996 and 1995, respectively, (24% and 9% of net sales, respectively). Product development expenses were $4.7 million and $2.6 million for the six-month periods ended December 31, 1996 and 1995, respectively, (23% and 9% of net sales, respectively). The increase in both aggregate dollars for product development expenses and as a percentage of net sales for the quarter and six-month period ended December 31, 1996 as compared to the corresponding periods in fiscal 1996 is principally attributable to the addition of product development personnel in the Computer Telephony and Communications product group, both in connection with the acquisitions of the three software companies in fiscal 1996 and subsequent thereto to accelerate development efforts in this segment.

         General and Administrative. General and administrative expenses were $1.4 million and $1.3 million for the quarters ended December 31, 1996 and 1995, respectively, (15% and 9% of net sales, respectively). General and administrative expenses were $2.9 million and $2.6 million for the six-month
periods  ended  December  31,  1996  and  1995,   respectively,   (14%  and  9%,
respectively). The increase in general and administrative expenses as a percentage of net sales for the quarter and the six-month period ended December 31, 1996 as compared to the corresponding periods in fiscal 1996 is solely the result of the decrease in net sales. The increase in aggregate dollars for general and administrative expenses for the quarter and the six-month period ended December 31, 1996, as compared to the corresponding periods in fiscal 1996, is principally attributable to the addition of administrative personnel in the acquired software companies referenced above, partially offset by reductions in existing administrative personnel costs in the quarter ended December 31, 1996 associated with the realignment of Company resources completed in the first quarter of fiscal 1997.

         Restructuring Cost. During the quarter ended September 30, 1996, primarily in response to lower than expected sales of LANtastic network operating system (NOS) products and attendant uncertainty as to future sales levels of NOS products, the Company elected to take two principal actions; first, to realign the resources of the Company to accelerate the development, delivery and customer adoption of new computer telephony and communications products and, second, to significantly reduce the Company's operating break-even point through a reduction in operating expenses. The effect of the realignment was to increase the Company's investment in product development, marketing and channel development in the high growth computer telephony and communications segments of the business and thereby bring more focus to the delivery of products in these areas, as well as to support continuing differentiation for LANtastic in the future. As a result of these actions, the Company recorded a pre-tax restructuring charge of $1.8 million in the six months ended December 31, 1996 to cover severance costs associated with a 50 person headcount reduction and other related costs.

         Purchased In-Process Technology And Related Costs. On November 22, 1995, the Company acquired substantially all the assets and certain liabilities of Synergy Solutions, Inc. ("Synergy") a software company primarily in the business of developing, marketing and selling modem and telephone sharing software. The aggregate cost of acquiring all the assets and certain liabilities of Synergy was approximately $1.5 million. The purchase price was paid in cash from the Company's existing cash balances. On December 21, 1995, the Company completed the acquisition of the outstanding stock of Triton Technologies, Inc. ("Triton") a software company that develops and markets PC remote control software. The aggregate cost of acquiring the stock of Triton was approximately $11.8 million. The purchase price was paid in cash and notes payable as of December 31, 1995 and the majority of the note payable was paid from the Company's existing cash balances in January 1996. The Company incurred direct transaction costs of approximately $350,000 associated with these acquisitions. These costs consisted of fees for financial, legal and accounting services and were included in the allocation of the acquisition costs. The direct costs and purchase price of the acquisitions have been allocated to the assets acquired and liabilities assumed based on their respective fair value on the date of the acquisitions. The acquisitions were accounted for as purchases. The results of each of the acquired companies have been combined with the results of the Company as of the respective dates of acquisition.

         In conjunction with the purchase of Synergy and Triton, the Company recorded a charge to operations of $10.2 million relating to purchased in-process technology that had not reached the working model stage and has indeterminable alternative future use. In addition, as a result of the acquisitions, the Company charged to operations other related costs totaling $4.3 million. The other related costs are principally attributable to costs associated with the product integration of Triton and Synergy technology with the Company's technology and the elimination of a layer of distribution in Europe. Other related costs also included increases in allowances for returns, rotations and inventories associated with the transition to a new technology; organizational costs for severance and outplacement; and facility costs relating to the cancellation of leases in order to consolidate technical support and distribution. Although the Company expects that the elimination of duplicative expenses as well as other efficiencies related to the integration of the businesses acquired may offset additional expenses over time, there can be no assurance that such benefit will be achieved in the near term, or at all.


         Other Income, Net. For the quarter ended December 31, 1996 other income, net, decreased to $178,000 from $495,000 in the corresponding quarter of fiscal 1996. For the six-month period ended December 31, 1996, other income, net, decreased to $370,000 from $834,000 in the corresponding period of fiscal 1996. The decrease in other income, net, for the quarter ended December 31, 1996 and the six months ended December 31, 1996 resulted principally from a reduction in investment income. Investment and cash balances decreased from $39 million at December 31, 1995 to $17.3 million at December 31, 1996 principally due to the acquisition of three software companies in fiscal 1996.

         The Company's effective income tax rate for the quarter ended December 31, 1996, was (29.3%) compared to an effective rate of (5%) in the corresponding quarter of fiscal 1996. The increase in the effective income tax rate for the quarter ended December 31, 1996, as compared the corresponding quarter in fiscal 1996 is principally the result of the non-deductibility of purchased in-process technology recognized in connection with the purchase of Triton during the quarter ended December 31, 1995 and to a lesser extent adjustments to the tax benefit recognized for state net operating loss carryforwards.

Liquidity and Capital Resources

         The Company had cash and cash equivalents of $17.3 million at December 31, 1996, compared to $15.3 million at June 30, 1996 and working capital of $32.1 million at December 31, 1996 and $36.8 million at June 30, 1996. The increase in cash and cash equivalents was principally the result of the receipt of an aggregate federal income tax refund of approximately $4.9 million and from cash received from a sale-leaseback of computer and related equipment of approximately $1.4 million partially offset by severance payments associated with the Company's organizational realignment effected at the end of the quarter ended September 30, 1996 (See caption entitled Restructuring Cost above). Days sales outstanding in trade accounts receivable at December 31, 1996 increased to 113 days from 97 days at June 30, 1996 due principally to the quarter over quarter decrease in net sales. The Company believes that its allowances for returns and doubtful accounts are adequate.

         The Company funds its working capital requirements primarily through cash flows from operations and existing cash balances. While the Company anticipates that existing cash balances and cash flows from operations will be adequate to meet the Company's current and expected cash requirements for at least the next year, additional investments by the Company to acquire new technologies and products may necessitate that the Company seek additional debt or equity capital.



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

         Substantially all of the Company's revenue in each fiscal quarter results from orders booked in that quarter. A significant percentage of the Company's bookings and sales to major customers on a quarterly basis historically has occurred during the last month of the quarter and are concentrated in the latter half of that month. Orders placed by major customers are typically based upon customers' forecasted sales levels for Company products and inventory levels of Company products desired to be maintained by those major customers at the time of the orders. Moreover, orders may also be based upon financial practices by major customers designed to increase the return on investment or yield on the sales of the Company's products to VARs or end-users. Major distribution customers receive market development funds from the Company for purchasing Company products and from time-to-time may also receive negotiated cash rebates or extended terms, in accordance with industry practice, depending upon competitive conditions. Changes in purchasing patterns by one or more of the Company's major customers, changes in customer policies pertaining to desired inventory levels of Company products, negotiations of market development funds and rebates, or otherwise, or in the Company's ability to anticipate in advance the product mix of customer orders, or to ship large quantities of products near the end of a quarter, could result in material fluctuations in quarterly operating results. Expedited outsourcing of production and component parts to meet unanticipated demand could also adversely affect gross margins.

         The Company believes that there is a trend among major distribution customers and volume purchasers to reduce their inventory levels of computer products, including the Company's products. This trend could have a significant, adverse effect on the Company's operating results during the period or periods that customers initiate such inventory reductions or at such times as customers elect to further reduce their inventory levels of the Company's products.

         Microsoft, a significant competitor of the Company, today offers, and is expected in the future to offer, Windows- and NT-based products which include features competitive with certain features found in products offered by the
Company. Because of the dominance and market visibility of Microsoft in the personal computer software market, the presence of the Microsoft products in the market may affect the sales of the Company's products and, depending upon the degree of such effect, could have a significant adverse effect on the Company's operating results. In addition, as a result of its dominant position in the market for personal computer operating systems, the Microsoft operating system and other products are frequently installed at no additional charge on new personal computers and thereby placed directly into the hands of the end-user customer. Such distribution provides a favorable market advantage for the features of its products, to the potential detriment of the Company's product sales. Novell, also a significant competitor of the Company, has recently announced a February 1997 release of a new version of its IntraNetWare NOS, aimed at small businesses, the Company's principal NOS market. The product, IntranetWare for Small Business, is targeted toward small businesses with 25 or fewer users and priced lower than previous NetWare versions, including a user based licensing model similar to LANtastic's, whereby a user can add new users to the network in smaller increments. Novell has substantially greater financial, technological, production and marketing resources than those of the Company, and introduction of its new products could adversely affect the Company's competitive positioning, and its financial results.

         During the quarter ended December 31, 1996, the Company announced and released two new Internet software products, XtraMail and i.Share 2.0, both of which are targeted at Microsoft, Novell, and Artisoft network customers. XtraMail is an e-mail server software product that runs on Microsoft NT or Windows 95 servers and enables businesses to send and receive interoffice e-mail via their local area networks at the same time they transparently pass e-mail to and from the Internet. i.Share 2.0 is an Internet access-sharing software product for networked PCs and enables multiple users to share a single Internet connection simultaneously. While industry sources consistently report growth in the adoption of the Internet in all sizes of businesses, the industry is also experiencing similar growth in the number of well-known companies and new entrants with similar products into the Internet and intranet application market. While the Company believes its products are comparable and competitively priced relative to current and anticipated new products, there can be no assurance of the success of these products.

         During the six-month period ended December 31, 1996, the Company experienced significantly lower than expected net sales of its LANtastic NOS products. The principal cause of the lower than expected net sales were higher than anticipated returns and rotations from the European distribution channel along with seasonal market softness in Europe and in the U.S. during the first fiscal quarter of 1997. In addition, the Company did not experience the sales improvement in Europe that historically occurs in the December quarter compared to the September quarter. There can be no assurance that LANtastic sales will substantially improve or that European distribution channels will not continue to experience returns and rotations in excess of historical norms.

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

Item 2.     CHANGES IN SECURITIES
                 None

Item 3.     DEFAULTS UPON SENIOR SECURITIES
                 None

Item 4.     SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

                 (a) The Company's Annual Shareholders' Meeting was held on October 22, 1996.

                 (b) At the Annual Shareholders' Meeting, proposals were considered for, (i) the election of Kathryn A. Braun as a Class II director to serve until the annual meeting of shareholders' in 1999, (ii) the election of Gary E. Liebl as a Class II director to serve until the annual meeting of shareholders' in 1999, and (iii) the ratification of the selection of KPMG Peat Marwick LLP as the auditors of the Company for the 1997 fiscal year.

                        The director-nominees were elected and the ratification of KPMG Peat Marwick LLP was approved with the voting results as follows:


Proposal                      Votes For            Votes Against         Votes Withheld        Abstained         Not-Voted
--------                     ---------------------------------------------------------------------------------------------

Election of Kathryn
A. Braun as a Class
II Director                  13,236,106                 -                   382,013               -                  -

Election of Gary
E. Liebl as a Class
II Director                  13,230,506                 -                   386,066               -                  -

Ratification of
selection of KPMG
Peat Marwick as
auditors of the
Company for fiscal
year 1997                    13,523,109              57,013                   -                37,997                -

Item 5.     OTHER INFORMATION
                 None

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits
              No. 11 - Computation of Net Income Per Share

              No. 27 - Financial  Data Schedule for Form 10-Q dated February 14,
                       1997

(c)   Reports on Form 8-K
              The Company filed a report on Form 8-K, dated November 8, 1996 announcing the resignation of Joel J. Kocher as President and Chief Operating Officer effective November 8, 1996.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                ARTISOFT, INC.







Date:  February 14, 1997        By    /s/ William C. Keiper
                                  ------------------------------------
                                      William C. Keiper
                                      Chairman and Chief Executive Officer






                                By    /s/ Gary R. Acord
                                  ------------------------------------
                                      Gary R. Acord
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)
                                       17