Form 10-Q
period 1997-03-31
ARTISOFT INC
filed 1997-05-15
CIK 877931

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

For the quarterly period ended March 31, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       Commission File Number 000 - 19462
                                 ARTISOFT, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

           Delaware                                           86-0446453
--------------------------------------------------------------------------------
(State or other jurisdiction of                     (IRS employer identification
        incorporation)                                         number)


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
       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 14, 1997).

                 Common stock, $.01 par value: 14,539,113 shares

================================================================================

                         Artisoft Inc. and Subsidiaries
                                      INDEX




                                                                          Page
PART I.    FINANCIAL INFORMATION

       Item 1.  Financial Statements

                  Consolidated Balance Sheets-
                     March 31, 1997 and June 30, 1996                       3

                  Consolidated Statements of Operations-
                     Three Months and Nine Months Ended
                     March 31, 1997 and 1996                                4

                  Consolidated Statements of Cash Flows-
                     Nine Months Ended March 31, 1997
                     and 1996                                               5

                  Notes to Consolidated Financial Statements               6-9

       Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            10-16


PART II.   OTHER INFORMATION

       Item 1.  Legal Proceedings                                           17

       Item 2. Changes in Securities                                        17

       Item 3. Defaults Upon Senior Securities                              17

       Item 4. Submission of Matters to a Vote by Security Holders          17

       Item 5. Other Information                                            17

       Item 6.  Exhibits and Reports on Form 8-K                            17



SIGNATURES                                                                  18



EXHIBITS

       11       Computation of Net Loss Per Share                           19

       27       Financial Data Schedule                                     20

                         Artisoft, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                               March 31,   June 30,
ASSETS                                                                           1997        1996
                                                                               --------    --------
                                                                             (unaudited)
Current assets:
     Cash and cash equivalents                                                 $ 17,646    $ 15,325
     Receivables:
          Trade accounts, net                                                    10,462      16,768
          Income taxes                                                             --         1,635
          Notes and other                                                           687       1,405
     Inventories                                                                  2,225       2,998
     Prepaid expenses                                                             1,424         906
     Deferred income taxes                                                        4,521       4,426
                                                                               --------    --------
         Total current assets                                                    36,965      43,463
                                                                               --------    --------


Property and equipment                                                           14,847      13,690
     Less accumulated depreciation and amortization                              (7,641)     (6,166)
                                                                               --------    --------
         Net property and equipment                                               7,206       7,524
                                                                               --------    --------

Deferred income taxes                                                             3,793       3,141
Other assets                                                                      3,079       3,584
                                                                               --------    --------
                                                                               $ 51,043    $ 57,712
                                                                               ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                          $  2,259    $  3,333
     Accrued liabilities                                                          2,935       2,640
     Income taxes payable                                                           321         577
     Current portion of long-term debt                                              498          85
                                                                               --------    --------
         Total current liabilities                                                6,013       6,635
                                                                               --------    --------

Long-term debt,
     net of current portion                                                       2,975          96

Commitments and Contingencies                                                      --          --

Shareholders' equity:
     Common stock, $.01 par value.  Authorized 50,000,000 shares;
          issued  27,836,613 shares at March 31,
          1997 and 27,807,890 shares at June 30, 1996                               278         278
     Additional paid-in capital                                                  96,187      96,075
     Retained earnings                                                           15,310      24,308
     Less treasury stock, at cost, 13,297,500 shares at March 31,               (69,720)    (69,680)
     1997 and 13,287,500 shares at June 30, 1996                               --------    --------
         Total shareholders' equity                                              42,055      50,981
                                                                               --------    --------
                                                                               $ 51,043    $ 57,712
                                                                               ========    ========

           See accompanying notes to consolidated financial statements

                         Artisoft, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS

           Three Months and Nine Months Ended March 31, 1997 and 1996
                    (in thousands, except per share amounts)

                                                    Three Months Ended           Nine Months Ended
                                                        March  31,                   March  31,
                                                   --------------------         --------------------
                                                     1997        1996             1997        1996
                                                   --------    --------         --------    --------
                                                        (unaudited)                 (unaudited)
Net sales                                          $  8,452    $ 15,171         $ 29,077    $ 44,476
Cost of sales                                         3,034       4,310           10,080      14,897
                                                   --------    --------         --------    --------
         Gross profit                                 5,418      10,861           18,997      29,579
                                                   --------    --------         --------    --------

Operating expenses:
     Sales and Marketing                              5,620       6,789           18,258      19,856
     Product development                              2,305       2,005            6,961       4,598
     General and administrative                       1,327       1,621            4,195       4,233
     Purchased in-process technology
        and related costs                              --        12,294             --        26,744
     Restructuring cost                               1,334        --              3,139        --
                                                   --------    --------         --------    --------
         Total operating expenses                    10,586      22,709           32,553      55,431
                                                   --------    --------         --------    --------

          Loss from operations                       (5,168)    (11,848)         (13,556)    (25,852)

Other income, net                                       118         404              488       1,238
                                                   --------    --------         --------    --------

          Loss before income taxes                   (5,050)    (11,444)         (13,068)    (24,614)

Income tax benefit                                   (1,387)     (4,937)          (4,070)     (5,337)
                                                   --------    --------         --------    --------

         Net loss                                  $ (3,663)   $ (6,507)        $ (8,998)   $(19,277)
                                                   ========    ========         ========    ========

Net loss per common  and
     equivalent share                              $   (.25)   $   (.45)            (.62)      (1.33)
                                                   ========    ========         ========    ========

Shares used in per share calculation                 14,549      14,478           14,542      14,456
                                                   ========    ========         ========    ========

           See accompanying notes to consolidated financial statements

                         Artisoft, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                      Nine Months Ended
                                                                           March 31,
                                                                           ---------
                                                                       1997        1996
                                                                     --------    --------
                                                                          (unaudited)
Cash flows from operating activities:
     Net loss                                                        $ (8,998)   $(19,277)
     Adjustments to reconcile net loss to net
        cash provided by operating activities:
            Purchased in process technology                              --        21,700
            Depreciation and amortization                               2,074       1,694
            Deferred income taxes                                        (747)     (5,553)
            Loss (Gain)from disposition of property, net                   17        (163)
            Change in accounts receivable and inventory allowances     (1,658)       (156)
            Tax benefit of disqualifying dispositions                      22          70
            Changes in assets and liabilities,
             net of effects from acquisitions of businesses:
              Trade accounts receivable                                 7,149       6,465
         Income taxes receivable                                        1,635        --
         Notes and other receivables                                      718        --
         Inventories                                                    1,588      (1,356)
         Prepaid expenses                                                (518)        569
         Accounts payable and accrued liabilities                        (779)     (3,118)
         Income taxes payable                                            (256)         29
         Other assets                                                     (63)        214
                                                                     --------    --------

              Net cash provided by operating activities                   184       1,118
                                                                     --------    --------
Cash flows from investing activities:
     Purchases of investments                                            --       (35,063)
     Sales of investments                                                --        56,305
     Cash paid for businesses acquired                                   --       (24,794)
     Proceeds from sale of property and equipment                          35       2,966
     Purchases of property and equipment                               (1,256)     (2,018)
                                                                     --------    --------

              Net cash used in investing activities                    (1,221)     (2,604)
                                                                     --------    --------
Cash flows from financing activities:
     Purchase of treasury  stock                                          (40)       --
     Proceeds from building  mortgage                                   2,200        --
     Proceeds from exercise of stock options                              106         676
     Proceeds from sale-leaseback transaction                           1,368        --
     Principal payments on long term debt                                (276)        (28)
                                                                     --------    --------

              Net cash provided by financing activities                 3,358         648
                                                                     --------    --------


Net increase (decrease) in cash and cash equivalents                    2,321        (838)
Cash and cash equivalents at beginning of period                       15,325      16,551
                                                                     --------    --------
Cash and cash equivalents at end of period                           $ 17,646    $ 15,713
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

         The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments (of a normal recurring nature) which are necessary for a fair presentation of the financial results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1996 Annual Report to Shareholders and report on Form 10-K. The results of operations for the nine months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.


(2)      Computation of Net Loss Per Share

         Net loss per common and equivalent share is computed based on the weighted average number of common shares and the dilutive effects of stock options during the period using the treasury stock method.


(3)      Restructuring Cost

         During the quarter ended September 30, 1996, primarily in response to lower than expected sales of LANtastic network operating system (NOS) products during the quarter and attendant uncertainty as to future sales levels of NOS products, the Company elected to take two principal actions; first, to realign the resources of the Company to accelerate the development, delivery and potential customer adoption of new computer telephony and communications products and, second, to reduce the Company's operating expense run rate. As a result of these actions, the Company recorded a pre-tax restructuring charge of $1.8 million in the quarter ended September 30, 1996 to cover severance costs associated with a 50 person head count reduction and other related costs.

         The Company recorded an additional pre-tax restructuring charge of $1.3 million during the quarter ended March 31, 1997 primarily due to severance and other costs associated with the closing of the Company's Italian office and additional headcount reduction in the U.S., principally at the Company's Tucson and Cambridge locations, in response to the decline in sales of its LANtastic NOS products.

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

         The Company incurred direct transaction costs of approximately $625,000 associated with the acquisitions of Synergy, Triton and Stylus ("the acquisitions"). These costs consisted of fees for financial, legal, and accounting services and were included in the allocation of the acquisition costs. The direct costs and purchase prices of the acquisitions were allocated to the assets acquired and liabilities assumed based on their respective fair values on the dates of the acquisitions, as follows (in thousands):


         Cash                                                  $    421
         Trade receivables                                          604
         Inventories                                                216
         Property and equipment                                     271
         Purchased technology                                     3,456
         Purchased in-process technology                         21,700
         Other                                                      198
                                                              ---------
                                                                 26,866
         Less cash acquired                                        (421)
         Less liabilities assumed                                (1,651)
                                                              ---------
                  Net assets acquired, excluding cash          $ 24,794
                                                              =========


         In conjunction with the acquisitions, the Company recorded aggregate charges to operations of $21.7 million relating to purchased in-process technology that had not reached technological feasibility and had indeterminable alternative future use. The $3.5 million of the aggregate purchase price attributable to purchased technology is being amortized over five years.

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

The pro forma effects of the business combinations for the quarter and nine-month period ended March 31, 1996 would have been immaterial to the Company's consolidated results of operations for those periods.


(5)      Inventories

         Inventories consist of the following (in thousands):


                                                         March 31,      June 30,
                                                           1997           1996
                                                         --------       --------

                  Raw materials                          $ 1,334        $ 2,167
                  Work-in-process                            414            584
                  Finished goods                           1,227          1,812
                                                         -------        -------
                                                           2,975          4,563
                  Inventory allowances                      (750)        (1,565)
                                                         -------        -------
                                                         $ 2,225        $ 2,998
                                                         =======        =======




(6)      Property and Equipment

         Property and Equipment consist of the following (in thousands):

                                               March 31,           June 30,
                                                 1997                1996
                                                 ----                ----

         Land                                 $    807             $    807
         Buildings and improvements              1,992                1,991
         Furniture and fixtures                  1,091                1,058
         Computers and other equipment          10,809                9,741
         Leasehold improvements                    148                   93
                                              --------             --------
                                                14,847               13,690
         Accumulated depreciation and
         amortization                            7,641                6,166
                                              --------             --------
                                              $  7,206             $  7,524
                                              ========             ========

(7)      Other Assets

         Other assets consist of the following (in thousands):

                                                        March 31,     June 30,
                                                          1997         1996
                                                          ----         ----

         Trademarks and patents, net of
                  accumulated amortization              $   236       $   285
         Purchased technology, net of
                  accumulated amortization                2,644         3,172
         Recoverable deposits and other                     199           127
                                                        -------       -------
                                                        $ 3,079       $ 3,584
                                                        =======       =======


(8)      Long Term Debt

                  In December 1996, the Company entered into a $1.4 million sale-leaseback of computer equipment and software. The underlying capital lease has a term of three years, requires monthly payments of approximately $42,000 and includes a 10% purchase option.

                  In February 1997, the Company entered into a $2.2 million mortgage loan transaction. The underlying promissory note, secured by a deed of trust on certain real property owned by the Company in Tucson, Arizona, amortizes monthly over a 20 year term at an annual rate of 8.2% with a final balloon payment due at the end of ten years. The note requires monthly payments of approximately $19,000.


(9)      Shareholders' Equity

                  In February 1997 the Company's Board of Directors readopted and extended a stock repurchase program under which the Company is authorized to repurchase up to 1,000,000 shares of its outstanding common stock for general corporate purposes. Under the repurchase program, management is authorized, with certain limitations, to repurchase the Company's common stock depending on market conditions and other factors.

                        Artisoft, Inc. and Subsidiaries

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations


                  Net Sales. The Company's net sales for the quarter ended March 31, 1997 were $8.5 million, a decrease of 44% from net sales of $15.1 million for the corresponding quarter of fiscal 1996. For the nine-month period ended March 31, 1997, the Company's net sales were $29.1 million, a decrease of 35% from net sales of $44.5 million for the corresponding period of fiscal 1996. The decreases in net sales for the quarter and nine-month period ended March 31, 1997, as compared to the corresponding periods in fiscal 1996, were principally due to the decline in sales of the Company's LANtastic network operating system(NOS) products, offset to a minor extent by sales of computer telephony and PC communications products. Sales of computer telephony and PC communications products commenced upon the acquisitions of three software companies during the quarters ended December 31, 1995 and March 31, 1996.

         The Company distributes its products in both the U.S. and international markets. U.S. sales decreased 39% to $6.2 million (73% of net sales) for the quarter ended March 31, 1997, from $10.1 million (67% of net sales), for the same quarter a year ago. U.S. sales decreased 32% to $20.0 million (69% of net sales), for the nine-month period ended March 31, 1997 from $29.3 million (66% of net sales), for the same period in fiscal 1996. The decrease in U.S. net sales for both the quarter and the nine-month period ended March 31, 1997, as compared to the corresponding periods in fiscal 1996, primarily resulted from the decline in sales of LANtastic NOS products in the U.S. distribution channels and actions taken during the nine-month period ended March 31, 1997 to reduce U.S. distribution channel inventories.

         International sales decreased 57% to $2.2 million (26% of net sales), for the quarter ended March 31, 1997, from $5.1 million (34% of net sales), for the same quarter a year ago. International sales decreased 41% to $9.0 million (31% of net sales), for the nine-month period ended March 31, 1997 from $15.2 million (34% of net sales) for the same period in fiscal 1996. The decrease in international net sales for both the quarter and the nine-month period ended
March 31, 1997, as compared to the corresponding periods in fiscal 1996, primarily resulted from the decline in sales of LANtastic NOS products in Europe, offset to a minor extent by sales of new products.

         Gross Profit. The Company's gross profit was $5.4 million and $10.9 million for the quarters ended March 31, 1997 and 1996, respectively (64% and 72% of net sales, respectively). Gross profit was $19.0 million and $29.6 million for the nine-month periods ended March 31, 1997, and 1996, respectively (65% and 67% of net sales, respectively). The net decrease in gross profit margin for both the quarter and the nine-month period ended March 31, 1997, as compared to the corresponding periods in fiscal 1996, was primarily the result of the decline in net sales and consequent lower sales dollars absorbing the fixed elements of cost of goods sold. To a lesser extent, the Company's product mix sold in the quarter ended March 31, 1997 included a higher percentage of LANtastic 7.0 starter and adapter kits which because of their hardware content, have lower gross margins than software-only products. The decrease in margins was to a minor extent offset by higher margin software products acquired in connection with the purchase of three software companies during fiscal 1996. Gross profit margins may fluctuate from quarter to quarter due to changes in net sales, product mix, pricing actions and changes in sales and inventory allowances.

         Sales and Marketing. Sales and marketing expenses were $5.6 million and $6.8 million for the quarters ended March 31, 1997 and 1996, respectively, (66% and 45% of net sales, respectively). Sales and marketing expenses were $18.3 million and $19.9 million for the nine-month periods ended March 31, 1997 and 1996, respectively, (63% and 45% of net sales, respectively). The decrease in aggregate dollars for sales and marketing expenses for the quarter and the nine-month period ended March 31, 1997, as compared to the corresponding periods in fiscal 1996, are due primarily to the Company's restructuring actions undertaken during the quarters ended September 30, 1996 and March 31, 1997 that reduced operating expenses, offset by the cost of activities related to the launch of LANtastic 7.0. The increases in sales and marketing expenses as a percentage of net sales for the quarter and the nine-month period ended March 31, 1997 as compared to the corresponding periods in fiscal 1996, are due to the decreases in net sales experienced during those periods.

         Product Development. Product development expenses were $2.3 million and $2.0 million for the quarters ended March 31, 1997 and 1996, respectively, (27% and 13% of net sales, respectively). Product development expenses were $7.0 million and $4.6 million for the nine-month periods ended March 31, 1997 and 1996, respectively, (24% and 10% of net sales, respectively). The increase in aggregate dollars for product development expenses for the quarter and nine month period ended March 31, 1997 as compared to the corresponding periods in fiscal 1996 is principally attributable to the addition of product development personnel in the computer telephony and PC communications segments, both in connection with the acquisitions of the three software companies in fiscal 1996 and subsequent thereto the expansion and acceleration of development efforts in those segments. The increase in product development expenses as a percentage of net sales for the quarter and the nine-month period ended March 31, 1997 as compared to the corresponding periods in fiscal 1996, are primarily due to the decreases in net sales experienced during those periods.

         General and Administrative. General and administrative expenses were $1.3 million and $1.6 million for the quarters ended March 31, 1997 and 1996, respectively, (15% and 11% of net sales, respectively). General and administrative expenses were $4.2 million for both the nine-month periods ended March 31, 1997 and 1996, respectively, (14% and 10% of net sales, respectively). The decrease in aggregate dollars for general and administrative expenses for the quarter ended March 31, 1997, as compared to the corresponding quarter in fiscal 1996 is principally attributable to reductions in personnel effected during the quarter ended September 30, 1996 and additional cost reductions achieved in the quarter ended March 31, 1997 resulting from further administrative staff reductions. The increase in general and administrative expenses as a percentage of net sales for the quarter and the nine-month period ended March 31, 1997, as compared to the corresponding periods in fiscal 1996, is principally the result of the decrease in net sales.

         Restructuring Cost. During the quarter ended September 30, 1996, primarily in response to lower than expected sales of LANtastic NOS products during the quarter and attendant uncertainty as to future sales levels of NOS products, the Company elected to take two principal actions; first, to realign the resources of the Company to accelerate the development, delivery and customer adoption of new computer telephony and communications products and, second, to reduce the Company's operating expenses. The effect of the realignment was to increase the Company's investment in product development, marketing and channel development in the high growth computer telephony and communications segments of the business and thereby bring more focus to the delivery of products in these areas, as well as to support continuing differentiation for LANtastic in the future.

         During the quarter ended March 31, 1997, primarily in response to continued weakness in sales of LANtastic network operating system NOS products, the Company elected to further reduce its operating expenses in Europe, principally through the closure of the Italian sales office, and certain personnel costs in the U.S., principally at the Tucson and Cambridge facilities. The Company recorded a $1.3 million restructuring charge for the quarter ended March 31, 1997 to cover severance costs associated with these actions, along with other related expenses.

         Purchased In-Process Technology And Related Costs. In conjunction with the acquisitions of Synergy, Triton and Stylus, the Company recorded a charge to operations during the second and third quarters of fiscal 1996 totaling $21.7 million. The charge related to purchased in-process technology that had not reached technological feasibility and had indeterminable alternative future use. In addition, as a result of the acquisitions, the Company recorded a charge to operations for other related costs totaling $5 million. Other related costs included increases in allowances for returns, rotations and inventory obsolescence associated with the transition to new technology, costs for severance and outplacement, and facility costs relating to the cancellation of leases in order to consolidate technical support and distribution.


         Other Income, Net. For the quarter ended March 31, 1997, other income, net, decreased to $118,000, from $404,000, in the corresponding quarter of fiscal 1996. For the nine-month period ended March 31, 1997, other income, net, decreased to $488,000, from $1,238,000 in the corresponding period of fiscal 1996. The decrease in other income, net, for the quarter ended March 31, 1997 and the nine-month period ended March 31, 1997, resulted principally from a decrease in investment income resulting from the reduction in cash and investment balances due to the acquisitions for cash of the three software companies in fiscal 1996.

         The Company's effective income tax rate for the quarter ended March 31, 1997, was (27.5%) compared to an effective rate of (43.1%) in the corresponding quarter of fiscal 1996. The decrease in the effective income tax rate for the quarter ended March 31, 1997, as compared to the corresponding quarter in fiscal 1996 is principally the result of adjustments to the tax benefit recognized for state net operating loss carryforwards.

Liquidity and Capital Resources

         The Company had cash and cash equivalents of $17.6 million at March 31, 1997, compared to $15.3 million at June 30, 1996, and working capital of $31 million at March 31, 1997 compared to $36.8 million at June 30, 1996. The increase in cash and cash equivalents was principally the result of the receipt of aggregate federal income tax refunds of approximately $4.9 million, cash received from a sale-leaseback of computer and related equipment of approximately $1.4 million, and cash received from a mortgage of certain real property owned by the Company of approximately $2.1 million, partially offset by severance payments associated with the Company's restructuring actions effected at the end of the quarters ended September 30, 1996 and March 31, 1997 (See caption entitled Restructuring Cost above). Days sales outstanding in trade accounts receivable at March 31, 1997 increased to 113 days from 97 days at June 30, 1996, due principally to the decrease in net sales. The Company believes that its allowances for product returns and doubtful accounts are adequate.

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

         In February 1997, the Company's Board of Directors readopted and extended a stock repurchase program under which the Company is authorized to repurchase up to 1,000,000 shares of its outstanding common stock for general corporate purposes. The Board of Directors authorized Company management to pursue the repurchase program in open market transactions periodically, depending upon market conditions and other factors.

Recent Accounting Pronouncements

         In February 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 128, "Earnings per Share" (Statement 128). This statement establishes standards for computing and presenting earnings per share ("EPS"), and supersedes APB Opinion No. 15. The Statement replaces primary EPS with basic EPS and requires a dual presentation of basic and diluted EPS. The Statement is effective for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior period EPS data shall be restated to conform to Statement 128. Basic and diluted EPS, as calculated under Statement 128 would have been $(.25) and $(.62) for the three month and nine month periods ended March 31, 1997.

Risk Factors

         Competition. The PC industry is highly competitive and is characterized by rapidly changing technology and evolving industry standards. The Company's products compete with products available from numerous companies, many of which have substantially greater financial, technological, production, sales and marketing and other resources, as well as greater name recognition and larger customer bases, than the Company. As a result, these competitors may be able to respond more quickly and effectively to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion, sales and support of their products than the Company. Competition in the PC industry is likely to intensify as current competitors expand their product lines, more features are included in operating systems (e.g., Windows
95), motherboards and microprocessors, and as new companies enter the markets or segments in which the Company currently competes. The industry is also characterized by a high degree of consolidation which favors companies with greater resources than those of the Company. Consequently, the Company expects to continue to experience increased competition, which could result in significant price reductions, loss of market share and lack of acceptance of new products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company's products will be able to compete successfully with other products offered presently or in the future by other vendors.

Customers. The Company relies on a network of distributors and value added resellers (VARs) for a significant portion of both its domestic and international networking and PC communications product revenues. In addition, a majority of the sales of CoSession Remote, the Company's PC remote control product, are to PC OEM's. Generally, there are no minimum purchase requirements for the Company's distributors, VARs and OEMs and many of the Company's distributors and VARs sell competitive products. There can be no assurance that these customers will give priority to the marketing of the Company's products as compared to competing products or alternative solutions or that such customers will continue to offer the Company's products. Further, in light of the significant decline in sales experienced over the last several quarters, there can be no assurance that the Company's major domestic and international distributors will continue to purchase the Company's products at the same levels (relative to rates of resale) or under the same terms and conditions as in the past. In the event of the termination of the Company's relationship with one or more major distributors, the Company would have to find suitable alternative channels of distribution. The absence of such alternatives could have a material adverse effect on the Company's business, financial condition and results of operation. Certain of the Company's PC OEM relationships require the scheduled delivery of product revisions and new products. The failure to adhere to agreed-upon product delivery schedules could result in the termination of key relationships with major PC manufacturers, which could have a significant adverse impact on current and future revenues in the PC OEM channel.

         The Company is exposed to the risk of product returns and rotations from its distributors and other volume purchasers, which are estimated and recorded by the Company as a reduction in sales. Although the Company attempts to monitor and manage the volume of its sales to distributors and other volume purchasers, overstocking by these customers or changes in their inventory policies or practices may require the Company to accept returns above historical levels. In addition, the risk of product returns and rotations may increase if the demand for existing products or new products introduced by the Company proves to be lower than anticipated. Although the Company believes that it provides adequate allowances for product returns and rotations, there can be no assurance that actual product returns and rotations will not exceed the Company's allowances. Any product returns and rotations in excess of recorded allowances could result in a material adverse effect on net sales and operating results. As the Company introduces more new products, the predictability and timing of sales to end users and the management of returns to the Company of unsold products by distributors and volume purchasers becomes more complex and could result in material fluctuations in quarterly sales and operating results.

         The Company is also exposed to its distributors and other volume purchasers for price protection for list price reductions by the Company on its products held in such customers' inventories. The Company provides its distributors with price protection in the event that the Company reduces the list price of its products. Distributors and other volume purchasers are usually offered credit for the impact of a list price reduction on the expected revenue from the Company's products in the distributors' inventories at the time of the price reduction. Although the Company believes that it has provided an adequate allowance for price protection, there can be no assurance that the impact of actual list price reductions by the Company will not exceed the Company's allowance. Any price protection in excess of the recorded allowance could result in a material adverse effect on sales and operating results.

         Substantially all of the Company's revenue in each fiscal quarter results from orders booked in that quarter. A significant percentage of the Company's bookings and sales to distributors and other volume purchasers historically has occurred during the last month of the quarter and are concentrated in the latter half of that month. Orders placed by major customers are typically based upon customers' recent historical and forecasted sales levels for Company products and inventory levels of Company products desired to be maintained by those major customers at the time of the orders. Moreover, orders may also be based upon financial practices by major customers designed to increase the return on investment or yield on the sales of the Company's products to VARs or end-users. Major distribution customers receive market development funds from the Company for purchasing Company products and from time to time may also receive negotiated cash rebates or extended terms, in accordance with industry practice, depending upon competitive conditions. Changes in purchasing patterns by one or more of the Company's major customers, changes in customer policies pertaining to desired inventory levels of Company products, negotiations of market development funds and rebates, or otherwise, or in the Company's ability to anticipate in advance the product mix of customer orders, or to ship large quantities of products near the end of a quarter, could result in material fluctuations in quarterly operating results. Expedited outsourcing of production and component parts to meet unanticipated demand could also adversely affect gross margins.

         Networking. The Company's major competitors in the small business networking market are Microsoft Corporation (Microsoft) and Novell, Inc. (Novell). Both of these companies have substantially greater financial, technological, production and sales and marketing resources than those of the Company.

         Management believes that the inclusion of networking capabilities (printer, file and application sharing) in Microsoft's Windows 95 operating system (released in August 1995) have had a detrimental impact on sales of the Company's LANtastic NOS products. Windows 95 is pre-loaded on virtually all Pentium processor-based personal computers currently sold worldwide. The impact of Windows 95 has been compounded by the dominance and visibility of Microsoft in the personal computer software market and the more rapid than expected upgrade by small businesses to Pentium PC's. In August 1996, Microsoft released Windows NT 4.0, a client server network version of the Windows operating system. Management believes that the workstation version of Windows NT 4.0 which, like Windows 95, includes peer-to-peer networking capabilities and is preloaded on Pentium PC's, has provided significant direct competition to the LANtastic NOS in the small business networking market. Further, business applications software vendors appear to be rapidly adapting their products to Windows NT. Management believes that this trend combined with the fact that DOS, Windows 3.x and Windows 95 clients are compatible with the NT server has and will continue to provide substantial competitive pressure on sales of LANtastic NOS products. Press reports suggest that Microsoft is planning a direct assault on small business with versions of NT and BackOffice specially designed to meet the buying requirements of small businesses, and potentially reducing opportunities for LANtastic technologies to add value for small business customers. Such a solution from Microsoft could further diminish demand for LANtastic.

         In February 1997, Novell, released a new version of its IntranetWare NOS, aimed at the small business market. The product, IntranetWare for Small Business, is targeted toward businesses with 25 or fewer users and priced lower than previous NetWare versions. There can be no assurance that the introduction of IntranetWare for Small Business along with other new products from Novell may not adversely affect the Company's competitive positioning, and its financial results.

         Finally, the movement of the networking industry towards the uniform use of Internet technologies in the construction of local area networks (so called intranets) constitutes a risk that demand for more proprietary networks, such as LANtastic, will decline further, and that competition will emerge from a new class of players, such as Netscape Communications, Sun Microsystems, and others. Due to the negative impact of competition on sales of the LANtastic NOS product line to date, and the likely further decline in the future, the Company is evaluating the strategic alternatives which might be available to optimize the asset value attendant to such product line.

         PC Communications. The principal distribution channel for the Company's remote control product, CoSession Remote, is through OEM arrangements with PC manufacturers. The Company is developing, but has not yet released a 32-bit version of the product to support the Windows 95 and Windows NT operating systems. As the Company's major competitors currently offer 32-bit remote control products, it is critical, for the continuance of the OEM relationships, that the Company successfully complete development of the 32 bit products in a timely manner and in accordance with any agreed-upon delivery schedules. The loss of one or more of these OEM relationships could have a significant impact on the Company's net sales and operating results. Microsoft, because of its dominant position, in the PC operating systems and business applications markets, frequently offers value-added functionality to its products in the form of enhancements to its Windows operating systems, which are pre-loaded on new PC's, or by offering free products for download from its World Wide Web site. Microsoft has announced its intention to release a version of Windows NT Server with modem sharing capabilities. The inclusion of modem sharing capabilities in Windows NT could result in substantially increased competition for the Company's ModemShare product which could have a significant impact on the Company's sales and operating results (see caption above entitled, "Networking" for further discussion of Windows NT). Microsoft has also announced its intention to include remote control components in future versions of Windows operating systems, and currently distributes Net Meeting at no charge from its Web site. These actions could lead to diminished demand for the Company's CoSession remote control product, and consequently decreased net sales and operating results.

         Computer Telephony. The market for open, standards-based telephony tools, applications and system-level products is relatively new, and rapidly evolving. There can be no assurances that these markets will continue to expand or if they do, that the Company's products will receive widespread acceptance. Further, the market for the Company's telephony products is characterized by the rapid evolution of telephony hardware and software standards, by changing customer requirements, and is highly competitive with respect to timely product introduction. These characteristics may render the Company's telephony products obsolete or unmarketable.

         The Company is currently investing significant resources in the development of telephony products. Due to the complexity of these tools and system level products, and the difficulty in gauging the engineering effort required to develop and bring these products to market, the Company's telephony product line is subject to significant risk. Software products as complex as those currently under development by the company are subject to frequent and unpredictable delays during development. There can be no assurance that the Company will not encounter difficulties that could delay or prevent the successful and timely development, introduction and marketing of these products. Furthermore, the successful development of the Company's telephony products is dependent to a significant extent upon a number of key technical employees and technical contractors, the loss of one or more of whom could have a material adverse effect upon the Company's development schedule. The future success of the Company's telephony products will depend in large part on its ability to attract and retain talented and qualified technical personnel.

         The Company believes that the principal competitive factors affecting the markets it serves include vendor and product reputation, product architecture, functionality and features, scalability, ease of use, quality of product and support, performance, price, brand name recognition and effectiveness of sales and marketing efforts. There can be no assurances that the Company can maintain and grow its market position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other competitive resources. Additionally, an integral part of the Company's sales strategy for the telephony products is the expansion into new distribution channels, including the recruitment of new value-added resellers and interconnects. Any failure by the Company to expand its distribution channel for telephony products or any failure to maintain and grow its competitive position would have a material adverse effect upon the Company's revenues from its telephony product line.

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

Item 3.     DEFAULTS UPON SENIOR SECURITIES
                 None

Item 4.     SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS
                 None

Item 5.     OTHER INFORMATION
                 None

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits
              No. 11 - Computation of Net Loss Per Share

              No. 27 - Financial Data Schedule for Form 10-Q  dated May 15, 1997

(c)   Reports on Form 8-K
              There were no reports filed on Form 8-K during the three months ended March 31, 1997.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                ARTISOFT, INC.







Date:  May 15, 1997             By  /s/ William C. Keiper
                                  ------------------------------------------
                                      William C. Keiper
                                      Chairman and Chief Executive Officer






                                By  /s/ Gary R. Acord
                                  ------------------------------------------
                                      Gary R. Acord
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)
                                       17