Form 10-K
period 1997-06-30
ARTISOFT INC
filed 1997-09-29
CIK 877931

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended June 30, 1997

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from ____________ to ________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $31,774,844 based on the closing sale price as reported by The Nasdaq Stock Market on September 22, 1997.

The number of shares outstanding of each of the registrant's classes of common stock, as of September 22, 1997 was Common Stock, $.01 par value; 14,529,000 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Proxy Statement dated September 24, 1997, for the Annual Meeting of Shareholders to be held on November 3, 1997, are incorporated by reference into Part III.

                                TABLE OF CONTENTS

                                                                                                  Page

PART I.............................................................................................. 1
         Item 1.   Business....................................................................... 1-8
         Item 2.   Properties....................................................................... 9
         Item 3.   Legal Proceedings................................................................ 9
         Item 4.   Submission of Matters to a Vote of Security Holders........................... 9-10

PART II............................................................................................ 11
         Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters........... 11
         Item 6.   Selected Financial Data......................................................... 11
         Item 7.   Management's Discussion and Analysis of Financial Condition and
                   Results of Operation......................................................... 11-22
         Item 8.   Financial Statements and Supplementary Data.................................. 22-39
         Item 9.   Changes in and Disagreements with Accountants on Accounting and
                   Financial Disclosure............................................................ 39

PART III........................................................................................... 40
         Item 10.  Directors and Executive Officers of the Registrant.............................. 40
         Item 11.  Executive Compensation.......................................................... 40
         Item 12.  Security Ownership of Certain Beneficial Owners and Management.................. 40
         Item 13.  Certain Relationships and Related Transactions.................................. 40

PART IV............................................................................................ 40
         Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K............. 40-42

SIGNATURES......................................................................................... 42

                                     PART I

Item 1. Business.
-----------------

Introduction and General Development of Business

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

Background

Entering fiscal year 1997 (ended June 30, 1997), Artisoft had completed the acquisition and subsequent integration of three software companies acquired during fiscal year 1996. The Company's transformation to a PC software company with a broader technology portfolio was accelerated by these acquisitions. During fiscal year 1997, the Company's LANtastic(R) NOS product line came under increasing competitive pressures from the Microsoft Windows(R) 95 operating system, with its built-in networking capabilities. In addition, Microsoft Windows NT(R) made significant gains in the small business market place and further eroded the market share of the LANtastic product line. However, the computer telephony and remote control product group revenues partially offset the decreasing revenues from the LANtastic NOS products. The Company introduced several new products in fiscal 1997 as part of the strategy to diversify its product portfolio, as well. These products included i.Share(TM), XtraMail(TM), and InfoFast(TM). See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of these new product introductions.

Entering fiscal year 1996 (ended June 30, 1996), Artisoft was exclusively engaged in the design, development, sales and support of LAN software, designed to enhance the productivity of PC users by enabling them to share networked resources and to communicate easily and cost-effectively with other users on the LAN. The typical end-users of the Company's LANtastic peer-to-peer network operating system ("NOS") are small and growing businesses, home offices, professional organizations, universities, work groups within larger businesses and government agencies. The Company estimates that as of June 30, 1996, it had shipped approximately 4,050,000 computer licenses of LANtastic products used in approximately 710,000 LANtastic LANs, since the initial version of the product began shipping in 1987.

During fiscal year 1996, the Company continued its transformation to a PC software company with a broader technology portfolio and a broader array of products and channels of distribution. Consistent with this strategy and the Company's technology vision -- to transform business communications by providing open solutions bringing together distributed data, voice and imaging resources at the desktop PC -- the Company successfully completed the acquisition and integration of three software companies during fiscal year 1996.

On November 22, 1995, the Company acquired for cash substantially all of the assets and certain liabilities of Synergy Solutions, Inc. ("Synergy"), a PC software company primarily engaged in the design, development, sales and support of modem and telephone line sharing software. Synergy's principal product at that time, Modem Assist Plus(R), was sold principally through retailers.

On December 21, 1995, the Company purchased all of the outstanding common stock of Triton Technologies, Inc. ("Triton"), a PC software company primarily engaged in the design, development, sales and support of PC remote control software. Triton's principal product at that time, CoSession Remote,(TM) was principally sold directly to original equipment manufacturers.

On February 13, 1996, the Company acquired for cash substantially all of the assets and certain liabilities of Stylus Innovation, Inc. ("Stylus"), a PC software company primarily engaged in the design, development, sales and support of computer telephony applications and tools software. Stylus' principal product, Visual Voice(R), was principally sold directly to software development groups within mid and larger sized enterprises.

Prior to fiscal year 1996, the Company manufactured network interface cards and other communication devices. In two separate transactions effected during the second half of the fiscal year ended June 30, 1995, the Company divested its hardware development and manufacturing operations. Currently, all of the hardware components included in existing product lines are purchased from third party manufacturers. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" for further discussion of these transactions.

Products and Services

The Company is currently organized into three groups, each centered around the specific products and services being developed, marketed and sold. The three groups are: the Communication Software Group, located in Tucson, Arizona; the Computer Telephony Group, located in Cambridge, Massachusetts; and the Remote Control Group, located in Iselin, New Jersey (with a satellite development center in Boynton Beach, Florida). Following is a description of the products and services offered by each group.

Communication Software Group

The Communication Software Group strategy emphasizes offering a range of software products optimized for the networking and communication needs of small businesses and workgroups. First among these is LANtastic, NOS software designed to be powerful yet easy-to-use, and able to support a wide variety of PC operating systems. All current LANtastic software products have been designed to be compatible with each other, and with most PC industry standard operating systems, hardware platforms, applications software and NOS. The Communication Software Group products also include ModemShare v7.0 and i.Share v2.5.

The  principal  product  in the  LANtastic  NOS  family is  LANtastic  v7.0,  an
Internet-ready networking solution for small businesses. LANtastic v7.0, a full-featured, flexible, peer-to-peer PC LAN includes the LANtastic Internet Gateway, which uses i.Share technology (see below) to allow multiple-user access to one network Internet connection. Through licensing agreements, LANtastic v7.0 includes Internet access through CompuServe, Inc.'s SPRYNET(TM) sign-on service, and browsing capabilities with Netscape Communications Corporation's Netscape(TM) Navigator 2.0. LANtastic v7.0 supports the three most popular PC platforms - Windows 95, Windows and DOS. It also includes built-in modem and phone line sharing, providing online access without the need for extra modems or phone lines. With a new TCP/IP stack, the LANtastic system connects to UNIX(R) hosts and applications, enabling a small business to inexpensively build a wide area network (WAN). The LANtastic v7.0 network also includes remote-access software for remote dial-up technical support. LANtastic v7.0, first introduced in June 1996 as a successor to LANtastic v6.0, is available in the form of network starter kits, network add-on kits to connect additional PCs to a LANtastic network, or in software-only versions. LANtastic NOS products are available in certain foreign languages, including French, Italian, German, Spanish, Dutch, Portuguese and Japanese.

During fiscal 1997, 1996 and 1995, approximately 83%, 82%, and 62% respectively, of the LANtastic licenses (excluding upgrades) shipped by the Company consisted of software-only versions. The sales mix shift toward a higher percentage of software-only licenses in fiscal 1997 was a result of the Company's strategic decision to divest its hardware development and manufacturing operations during the second half of fiscal 1995. This decision was precipitated by increased price sensitivity in the Ethernet adapter market and a related willingness of resellers of the Company's products not to select the Company's Ethernet adapters.

Artisoft i.Share v2.5, Internet-access sharing software enables users on a Microsoft, Novell or LANtastic network to share one Internet connection as easily as they share files, applications and printers. i.Share enables networked PCs to simultaneously access the Internet from a single, secure, low-cost access point from a Windows 95 server. The client's software supports Windows 3.x, Windows 95, and Windows NT 3.51 Workstation.

Another product offered by the Communication Software Group is ModemShare v7.0. ModemShare v7.0 offers businesses an easy, affordable way to share modems and phone lines across a local area network. With ModemShare, everyone on the network can share one modem and one phone line to use a fax, Internet access programs and other online services, without leaving their desks. ModemShare offers total interoperability between Windows 95, Windows and DOS, making it easy to share resources in mixed operating environments.

Computer Telephony Group

The Computer Telephony ("CT") Group is focusing on two objectives: First, to increase its leadership in the CT software development toolkit market; and second, to deliver innovative CT software applications to small businesses and corporate departments.

Artisoft's Visual Voice is the industry's leading CT development toolkit. Product attributes include affordability, ease of use, and compatibility with Microsoft standards. Visual Voice is a 32-bit ActiveX control that converts any ActiveX compatible software development environment, such as Microsoft Visual Basic, Microsoft Visual C++, Borland Delphi, and Microsoft Visual FoxPro, into a full-featured telephony application development toolkit. Visual Voice applications include voice mail, audiotext, outbound calling, interactive voice response (IVR), fax-on-demand, and international call-back. With its latest release, Visual Voice 4.0, introduced in August 1997, the product offers an important additional benefit: performance. It is the first open-architecture telephony application development toolkit to support multi-threading for Visual Basic 5.0. This technology breakthrough allows a 96-line application to be run with only 15 MB of RAM - a 90% reduction in memory.

InfoFast, an automated information-on-demand system, represents the CT Group's first entry into the CT software application arena. InfoFast allows businesses to easily fulfill customer requests via phone or fax. With InfoFast, customers can call to retrieve specific documents, such as product brochures or bulletins, by choosing from a list of customizable voice menu options. InfoFast far surpasses manual fulfillment efforts by providing instant automated access, 24 hours a day. Customers utilizing the product, experience several benefits, including increased staff productivity, lower costs, and improved customer service. Its unique Web synchronization utility makes a Web site available via fax to customers who do not have Web access. With InfoFast 2.0, fulfilling customer information requests is no longer one-way communication from business to caller. Customers who need additional information can be transferred to a live operator or a specific extension. Callers can also leave messages in a specific mailbox chosen by extension, or perform a last name search for the correct mailbox. InfoFast's new advanced reporting features allow businesses to track the frequency of document requests, providing a better understanding of customer's interests. InfoFast has been built to be a channel-ready solution, and to date over 350 VARs have invested in not-for-resale copies.

A second CT application, TeleVantage(R), is currently under development. TeleVantage is designed to be a complete PC-based telephone system that is fully integrated with a LAN. The design calls for it to provide PBX-like call control functionality including voice mail, auto-attendant, call forwarding, phone directory and a number of other telephony technologies bundled into a single integrated solution. TeleVantage is designed to allow organizations to dramatically improve customer service; increase call productivity; and significantly decrease the cost of maintaining their telephone system. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations" including the section entitled "Risk Factors" for further discussion of new product introductions.

Remote Control Group

The mission of the Remote Control Group is to provide key products for remote control, file transfer, configuration assist, and help desk services.

CoSession Remote 32 is a remote control software application that enables users running a Windows 95 or a Windows NT 4.0 PC to connect and control remote PCs running Windows NT 4.0 or Windows 95. First shipped in March 1997 on select IBM PC models, CoSession Remote 32 supports connections over analog modems, IPX/SPX, NetBIOS, NetBEUI and TCP/IP. CoSession Remote 32 also supports TAPI 2.0 and connections over IRDA and parallel ports.

CoSession Remote 32 uses shell extensions to enable ease of use in setting up and accessing remote PCs. Once connected, the users can do one or more of the following:

o    Remote control
o    File  transfer  with  differential  update,   synchronization  and  cloning
     capabilities
o    Keyboard chat with remote users
o Simultaneous voice conversations using standard analog modems or network/Internet connections (with sound cards, speakers and microphones on the two PCs)

CoSession Remote version 7.0, first shipped in March of 1996, is for users of Windows 95 and Windows 3.1x systems. It is a 16-bit application that provides most of the functionality of the CoSession Remote 32 product except it does not support IRDA or parallel port connections, nor does it provide simultaneous voice conversations without the use of specialized DSVD modems.

CoSession PC2X provides UNIX to PC remote control capabilities. From a UNIX workstation, users can access and control PCs running Windows NT 4.0, Windows 95, Windows 3.1x and DOS. This product is primarily targeted toward corporate IS departments running enterprise and mission critical network management applications in the overall corporate computing environment.

ConfigSafe(TM) Support Edition is a configuration tracking and recovery utility that is licensed from imagine LAN, Inc. ConfigSafe supports Windows NT, Windows 95 and Windows 3.1x. It enables an easy recovery from PC crashes with one-step system restoration and advanced tracking features.

Financial Information about Industry Segments

All of the Company's products are considered part of a single industry segment. Information regarding domestic and international net sales and international assets are contained in Note 15, "Domestic and International Operations," in "Notes to Consolidated Financial Statements" included in "Item 8. Financial Statements and Supplementary Data."

Raw Materials, Manufacturing and Suppliers

The principal materials and components used in the Company's products include diskettes, user manuals and product display boxes, and are purchased directly from third-party vendors. The Company currently utilizes both internal and third-party contracted resources for the assembly, warehousing and fulfillment of its products. Outside vendors perform in accordance with Company specifications, and material quality is ensured prior to the assembly of its products. Capacity shortages for components, assembly, warehousing and fulfillment are not anticipated due to multiple third party resources available for contract; however, if such shortages did occur, the Company's operating results could be materially impacted. The Company believes there are adequate supplies of and sources for the raw materials used in its products and that multiple sources are available for CD and diskette duplication, manual printing and final packaging.

Since the disposition of its manufacturing operations in the second half of fiscal 1995, the Company primarily utilizes the services of third-party manufacturers for production of its hardware products. The Company no longer purchases integrated circuits, circuit boards and components for its printed circuit boards, but rather, purchases finished boards and other hardware products from third-party manufacturers. The manufacturers deliver the products to the Company's Tucson facilities, where the Company tests, packages and ships finished products to customers. Most components that are used in the Company's products are readily available from a large number of both domestic and foreign equipment vendors. However, future operating results could be adversely affected if the Company is unable to procure subcontracted assemblies for its products needed to meet anticipated customer demand. To date, customer returns of the Company's products for defective workmanship have not been material.

Marketing, Sales and Distribution

The Company's dominant marketing strategy is to create reseller and end user demand for the Company's products and principally use broad line distributors and volume purchasers to fulfill the reseller and end user demand. The Company's authorized resellers and distributors are selected for their sales ability, technical expertise, reputation and financial resources. The Company also sells direct to original equipment manufacturers, governmental units and end users. The Company's selling efforts have been assisted by positive product reviews, awards and recognition earned from computer publications.

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

The Company is exposed to the risk of product returns and rotations from its distributors and volume purchasers, which are recorded by the Company as a reduction to sales. Although the Company attempts to monitor and manage the volume of its sales to distributors and volume purchasers, overstocking by its distributors and volume purchasers or changes in inventory level policies or practices by distributors and volume purchasers may require the Company to accept returns above historical levels. In addition, the risk of product returns may increase if the demand for new products introduced by the Company is lower than the Company anticipates at the time of introduction. Although the Company believes that it provides an adequate allowance for sales returns, there can be no assurance that actual sales returns will not exceed the Company's allowance. Any product returns in excess of recorded allowances could result in a material adverse effect on net sales and operating results. As the Company introduces more products, timing of sales to end users and returns to the Company of unsold products by distributors and volume purchasers become more difficult to predict, and could result in material fluctuations in quarterly operating results.

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

Substantially all of the Company's revenue in each fiscal quarter results from orders booked in that quarter. A significant percentage of the Company's bookings and sales to major customers on a quarterly basis historically has occurred during the last month of the quarter and are usually concentrated in the latter half of that month. Orders placed by major customers are typically based upon the customers' forecasted sales level for Company products and inventory levels of Company products desired to be maintained by the major customers at the time of the orders. Major distribution customers may receive negotiated cash rebates, market development funds and extended credit terms from the Company for purchasing Company products, in accordance with industry practice. Changes in purchasing patterns by one or more of the Company's major customers related to customer forecasts of future sales of Company products, customer policies pertaining to desired inventory levels of Company products, negotiations of rebate and market development funds or in the ability of the Company to anticipate the mix of customer orders or to ship large quantities of products near the end of a fiscal quarter could result in material fluctuations in quarterly operating results. The Company believes that there is a trend among major distribution customers and volume purchasers to reduce their inventory levels of products, including the Company's products. This trend could have a significant adverse effect on the Company's operating results during the period or periods that such customers initiate such inventory reductions. The timing of new product announcements and introductions by the Company or significant product returns by major customers to the Company, could also result in material fluctuations in quarterly operating results. Expedited outsourcing of production and component parts to meet unanticipated demand could adversely affect gross margins.

The Company employs a team of telesales professionals to sell Visual Voice directly to end users. Leads are generated through a variety of pull-through marketing activities, such as advertising, press articles, direct mail and trade shows. To achieve additional market coverage, particularly in areas outside of North America, Visual Voice is sold through a number of independent distributors that specialize in computer telephony products. InfoFast utilizes a two-tier distribution model. End users purchase the product from VARs, who purchase it from distributors. The Company works cooperatively with the distributors to generate awareness within the VAR community, and to develop programs for training, certifying and motivating the VARs. End user sales leads are passed along to the certified VARs.

The Remote Control Group currently uses multiple distribution channels to deliver its products worldwide, including software distributors and dealers, value added resellers, systems integrators, original equipment manufacturers, direct telemarketing and direct mail. The primary business model, however, includes the licensing of CoSession Remote and ConfigSafe technology through original equipment manufacturer (OEM) agreements and volume license agreements entered with corporations. Sales channels are supported directly through a variety of programs designed to create demand for the products. The Remote Control Group seeks to educate individuals and key decision makers in large corporations, independent software vendors, and original equipment manufacturers about the uses for and benefits of its products. Programs include the following:
(i) targeted direct mail campaigns; (ii) telemarketing and on-site sales visits;
(iii) targeted worldwide advertising in industry magazines, mail order catalogs and the Internet; (iv) public relations campaigns; and (v) custom-developed joint marketing programs with OEM customers. The sales force specializes in educating corporate end users, original equipment manufacturers and independent software vendors about the Company's products. The sales organization pursues prospects in their geographic areas, and the main focus is on OEM customers. This channel will continue to be the main focus of the business. In addition, direct sales to medium and large-sized corporations have historically made revenue contributions and continue to be a source of high profit revenue for the product group.

In order to ensure an orderly supply of CoSession Remote to end users, a modest presence in the worldwide wholesale distribution and mail order channel will be maintained. Coordination for all sales outside of the U.S., with the exception of Asia, will be handled from the U.S. The Remote Control Group has a strong presence in Asia through a partnership with Core, Ltd., an engineering and development organization based in Japan. Core has translated CoSession Remote into Japanese and is currently selling the product at retail. Core is closely aligned with IBM Japan, the product group's largest customer in Asia.

The Company supports its products through fee and non-fee-based telephonic technical services, on-line forums such as CompuServe, a World Wide Web site, bulletin board systems, CD-ROM databases and a fax-on-demand system. Because the Company's products operate in many disparate PC environments, the Company's technical services require wide expertise in network operating systems, network interface cards of other companies and other technologies.

The Company's ability to compete is dependent upon the timely introduction of new products to the marketplace and the timely enhancement of existing products. Product development expenses totaled approximately $9.3 million, $7.1 million and $7.7 million in fiscal 1997, 1996 and 1995, respectively. The Company has not engaged in customer-sponsored research activities.

Seasonality

Typically, the personal computer industry experiences some seasonal variations in demand, with weaker sales in the summer months because of customers' vacations and planned shutdowns. This seasonality is especially noted in Europe.

Competition

The PC industry is highly competitive and is characterized by rapidly changing technology and evolving industry standards. Competition is usually based upon brand recognition, scalability of products offered by a vendor, current and future perceived needs of customers, product features, ease of installation and maintenance, reliability of the software, price and product availability through consultant, reseller and retail channels. The Company's NOS products compete with products available from numerous companies including Microsoft Corporation ("Microsoft"), Novell and International Business Machines Corporation ("IBM"), which have substantially greater research and development, marketing and financial resources, manufacturing capability, customer support organizations and brand recognition than those of the Company.

The Company expects that all of its products, existing and new, will face significant competition. Competition in the industry is likely to intensify as current competitors expand their product lines, include more features in operating systems, add new network application features into their NOS products and operating systems and as new companies enter the market, including companies offering capabilities via Internet browsers. Significant price competition, with its attendant adverse effects on profit margins, may result. Prolonged price competition could have a material adverse effect upon the Company's business, operating results and financial condition.

The Company's NOS products compete against Microsoft's Windows desktop operating systems, including Windows 95, which includes peer-to-peer networking capabilities as well as a group scheduler and electronic mail features. The Company believes that the viability of these products has severely impacted the Company's net sales and income from continuing operations. This impact has been difficult to estimate in advance. In August 1995, Microsoft introduced a new version of its Windows operating system, referred to as "Windows 95". This product includes networking features competitive with features found in products sold by the Company. Because of the dominance of Microsoft in the personal computer operating system market, the Company believes that Windows 95 has had a significant, detrimental impact on sales of the Company's products since its introduction. Part of the Company's business strategy is to provide a migration path for small businesses and workgroups to the Windows 95 operating system. The Company's LANtastic 7.0 product fully supports Windows 95 and enables the Company's customers to utilize Windows 95 features in an integrated network across all major operating system platforms. Another Microsoft NOS product that the Company believes has had and may in the future have, a detrimental impact on sales of LANtastic products, is Microsoft Windows NT network server. The Microsoft Windows NT 4.0 network server product is faster than previous versions and easier to use, and has a Windows 95-like interface. It also ships with all of the tools necessary to create and manage Internet or Intranet services and includes Internet browsing capabilities with the inclusion of Microsoft Explorer 3.0. The Company does not have the product breadth or marketing and engineering resources of Microsoft, whose dominant position provides it with substantial competitive advantages in PC software.

The Company's NOS products also compete with Novell's NOS products. Novell released, at the end of 1996, a version of its NetWare NOS for the Small
Office-Home Office market. This product, based on the next generation of NetWare, includes built-in Internet capabilities (gateway, browser and Webserver) remote access, E-mail, fax services and other bundled proprietary and third-party products. Novell has a significant if not dominant position in the LAN market and has significantly greater marketing, engineering and other resources than the Company.

There can be no assurance that the Company's NOS products will be able to compete successfully with other NOS products offered presently or in the future by Microsoft, Novell or other NOS competitors. Given the greater resources, higher brand name recognition and other substantial advantages enjoyed by these competitors, it is unlikely that the Company's NOS business can continue to be the primary source of its revenues and earnings over the long term. Accordingly, the future success of the Company will, in part, depend on its ability to expand non-NOS products and activities faster than the rate at which its opportunities and prospects in the NOS arena decline. Although the Company's NOS products are well known and established in the marketplace, in light of the competitive factors noted above, there can be no assurance that the Company will be able to maintain its share of the NOS market. In such event, its revenues and earnings may decline. In the CT tools arena, Artisoft competes with two classes of products: proprietary telephony development environments such as those offered by Parity, Brooktrout, and Apex; and other open toolkits such as those offered by Parity and Pronexus. Proprietary environments have traditionally been favored for high-end applications while open toolkits have been used for lower-end applications. The enhanced performance capabilities of Visual Voice 4.0, however, could change this distinction. Visual Voice now has a significant cost advantage versus proprietary languages and a clear scalability advantage versus other open toolkits. However, given the recent introduction of Visual Voice 4.0, it is too early to know whether the product will enable the Company to compete more favorably for sales intended for proprietary telephony development environments.

Competition for InfoFast tends to fall into two categories: modem-based fax-on-demand applications, such as the Fax-It-Back product marketed by Castelle; high-end fax solutions, such as the FactsLine product line marketed by Castelle and the FaxBack product line marketed by FaxBack. Although InfoFast is more expensive than the modem-based products, it offers better performance, higher reliability, and a greater feature set. Compared to high-end systems, InfoFast offers fewer features, but at the same time provides significant price advantages and ease of use. Although the TeleVantage product remains under development, it is clear that it will face stiff competition in the marketplace at such time as the product may ship.

The PC remote control software industry is highly competitive. There are a number of companies that currently compete directly with the Company's PC remote control products. Many of these companies, including Symantec, Compaq/Microcom and others, have substantially greater resources and name recognition than the Company. Accordingly, there can be no assurance that current PC remote communications products will continue to generate revenues and earnings at current levels, or that this product group will be able to effectively develop and launch new competitive products in the future.

International Business

In fiscal 1997, 1996 and 1995, international sales accounted for 27%, 30%, and 38% respectively, of the Company's net sales. Sales to non-U.S. customers may be affected by fluctuations in exchange rates and by government regulations. To date, the Company's operations have not been materially impacted by currency fluctuations. Assets deployed to support the Company's international business represented approximately 3% of total assets at the end of fiscal 1997, 1996 and 1995. The Company's international operations consist of only sales, marketing and support services in limited geographic areas. The Company's international operations are in good standing and have not been denied any licenses to operate, but are subject to the normal risks associated with such international operations.

Significant Customers

The Company sells its products through a variety of channels of distribution, including distributors, volume purchasers and resellers. For fiscal 1996 and 1995, Ingram Micro, Inc. accounted for approximately 12% and 21% of the Company's net sales, respectively. For fiscal 1995, Merisel, Inc. accounted for approximately 10% of the Company's net sales. At June 30, 1997, Ingram Micro, Inc., accounted for 19% of the Company's outstanding trade accounts receivable. The loss of any of the major distributors of the Company's products or their failure to pay the Company for products purchased from the Company could have a material adverse effect on the Company's operating results. The Company's standard credit terms can be net 30 days, although longer terms are provided to various major customers on a negotiated basis from time to time.

Backlog

Substantially all of the Company's revenue in each quarter results from orders booked in that quarter. Accordingly, the Company does not believe that its backlog at any particular point is indicative of future sales. The Company's backlog of orders at June 30, 1997 was approximately $181,000, compared with approximately $221,000 at June 30, 1996.

Proprietary Rights and Licenses

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

Although the Company has certain patents, patent protection is not considered essential to the Company's success. The Company believes that, because of the rapid pace of technological change in the industries in which the Company competes, the legal protections for its products are less significant factors in the Company's success than the knowledge, ability and experience of the Company's employees, the nature and frequency of product enhancements and the timeliness and quality of support services provided by the Company.

The Company believes that its products, trademarks and other proprietary rights do not infringe on the proprietary rights of third parties. However, the software and computer industry is characterized by frequent litigation regarding copyright, patent and other intellectual property rights. There can be no assurance that third parties will not assert infringement claims against the Company in the future or that licenses will be available on reasonable terms, or at all, with respect to any third-party technology. In the event of litigation to determine the validity of any third party claims, such litigation could result in substantial expense to the Company and adversely impact the efforts of the Company's management and technical employees. In the event of an adverse result in any such litigation, the Company could be required to expend significant resources to develop alternative, noninfringing technology or to obtain licenses to the technology. There can be no assurance that the Company would be successful in such development or that any such licenses would be available at all or at a reasonable cost to the Company. In addition, laws of certain countries in which the Company's products are or may be developed,
manufactured  or  sold  may  not  protect  the  Company's   products  and  other
intellectual property rights at all or to the same extent as the laws of the United States.

The Company pays royalties to Novell, Netscape Communications, Network TeleSystems, imagine LAN, PureSpeech Inc., Inso Corporation, AT&T Corporation, Digital Equipment Corporation, Learnout & Hauspie Speech Products, Voxware, Inc., International Business Machines and Atrium Software for its use of certain licensed technologies. The licensing by these entities of their products or brand name to competitors of the Company, or the withdrawal or termination of licensing rights to the Company's technologies, could adversely affect the Company's sale of products incorporating such licensed technologies and the Company's results of operations as a whole.

Environmental Laws

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

Employees

As of June 30, 1997, the Company employed a total of 270 regular employees, including approximately 135 in sales, marketing and customer support, 81 in engineering and product development, 21 in operations and 33 in administration. Due to the restructuring as more fully described in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations", as of September 15, 1997 the Company employed 164 regular employees. The future success of the Company will depend in large part on its continued ability to attract and retain highly skilled and qualified personnel. Competition for such personnel is intense. The Company has employment or change in control agreements with most of its executive officers and noncompetition and nondisclosure agreements with substantially all of its professional employees and executive officers. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes that its relations with its employees are good.

Uncertainties in the Company's Business

In addition to the factors described above that could adversely affect the Company's business and results of operations, and, therefore, the market valuation of its Common Stock, the Company's future results of operations may be impacted by various trends and uncertainties that are beyond the Company's control, including adverse changes in general economic conditions, government regulations and foreign currency fluctuations.

In addition, as products become more complex, the Company could experience delays in product development and software "debugging" that are common in the computer industry. Significant delays in product development and release would adversely affect the Company's results of operations. There can be no assurance that the Company will respond effectively to technological changes or new product announcements by other companies or that the Company's product development efforts will be successful. Furthermore, introduction of new products involves substantial marketing risks because of the possibility of product "bugs" or performance problems, in which event the Company could experience significant product returns, warranty expenses and lower sales.

The OEM marketplace is highly competitive, with a large number of vendors vying for a limited amount of "preload dollars". With OEM customers being responsible for a significant percentage of revenue, it is critical to maintain this business. Although the Company maintains good relationships with OEM customers, cost pressures and competitive products are persistent threats to the business. Certain of the Company's OEM relationships require the scheduled delivery of product revisions and new products. The failure to adhere to agreed-upon product delivery schedules could result in the termination of key relationships with major PC manufacturers, which could have a significant adverse impact on revenues and earnings.

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

The PC communication software industry is highly competitive. There are a number of companies that currently compete directly with the Company's PC remote control, modem and telephone line sharing and computer telephony tools products. Many of these companies, including Symantec, MicroCom, Novell, Lucent Technologies and others have substantially greater resources and name recognition than the Company. Accordingly, there can be no assurance that current communication products will continue to generate revenues and earnings at current levels, or that the Company business will be able to effectively develop and launch new competitive products in the future.

As a result, past performance trends by the Company should not be used by investors in predicting or anticipating future results. The market price of the Company's Common stock has been, and may continue to be, extremely volatile. Factors identified in this and other captions, along with other factors that may arise in the future, quarterly fluctuations in the Company's operating results and general conditions or perceptions of securities analysts relating to the networking and data communications marketplace or to the Company specifically may have a significant impact on the market price of the Company's Common stock and could cause substantial market price fluctuations over short periods. See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" including the discussion of "Risk Factors."

Rights Plan

During fiscal 1995, the Board of Directors of the Company adopted a shareholder rights plan (the "Rights Plan") which is intended to protect and maximize the value of shareholders' interest in the Company and to assure that all Company shareholders will receive fair and equal treatment in the event of any unsolicited attempt to acquire the Company. The Rights Plan will not and is not intended to prevent a takeover of the Company on terms that are fair to, and in the best interests of, all shareholders. See "Note 10 of Notes to Consolidated Financial Statements" under "Item 8. Financial Statements and Supplementary Data."

Stock Repurchase Program

In February 1997, the Company extended a stock repurchase program (the "Program") under which the Company would be authorized to repurchase up to 1,000,000 shares of its outstanding Common Stock for general corporate purposes. Pursuant to the Program, management of the Company is authorized to pursue the Program in open market transactions from time-to-time, depending upon market conditions and other factors. To date, the Company has repurchased less than 100,000 shares in open market transactions pursuant to the Program.

Item 2. Properties
------------------

The Company owns or leases property as detailed in the following table.

                                                                                            Lease
                                 Approximate       Owned or         Expiration              Intended
       Location                     Size            Leased             Date                   Use
       --------                     ----            ------             ----                   ---

Tucson, Arizona                    2.7 acres         Owned         (Sale in escrow)         Vacant Land
Tucson, Arizona                57,775 sq. ft.        Owned         (Sale in escrow)         Office
Tucson, Arizona                 2,700 sq. ft.       Leased         March 1998               Operations
Tucson, Arizona                28,800 sq. ft.       Leased         February 2001            Operations
Cambridge, Massachusetts        5,150 sq. ft.       Leased         January 1998             Office
Cambridge, Massachusetts       18,241 sq. ft.       Leased         August 2000              Office
Boynton Beach, Florida          1,171 sq. ft.       Leased         July 1998                Office
Iselin, New Jersey              5,352 sq. ft.       Leased         March 2000               Office
Tokyo, Japan                      197 sq. ft.       Leased         February 1999            Office
Mexico City, Mexico               503 sq. ft.       Leased         October 1997             Office
Etobicoke, Ontario, Canada      1,632 sq. ft.       Leased         December 1997            Office
Neutral Bay, NSW Australia        990 sq. ft.       Leased         April 1999               Office
Amsterdam, Netherlands          1,938 sq. ft.       Leased         April 2000               Office
Windsor, England                1,800 sq. ft.       Leased         March 2001               Office
Paris, France                   2,153 sq. ft.       Leased         September 1998           Office
Munich, Germany                   269 sq. ft.       Leased         September 1997           Office

Aggregate monthly rental payments for the Company's facilities are approximately $58,000. The Company's current facilities are generally adequate for anticipated needs over the next 12 to 24 months.

Item 3. Legal Proceedings
-------------------------

The Company is a party to a number of legal proceedings arising in the ordinary course of its business. The Company believes that the ultimate resolution of these claims will not have a material adverse effect on its financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

Not applicable.

Executive Officers of the Registrant

The following table sets forth information concerning the executive officers of the Company as of June 30, 1997 except as noted:

Name               Age                         Position

William C. Keiper   46        Chairman of the Board and Chief Executive Officer

T. Paul Thomas      37        President and Chief Operating Officer

Gary R. Acord       44        Vice President and Chief Financial Officer

Ernest E. East      54        Vice President, General Counsel and Corporate Secretary

Kirk D. Mayes       29        Controller and Principal Accounting Officer

Rick L. McGee       39        Vice President, Sales and Marketing

L. Ned Shipp        42        Vice President, Engineering and Product Management

Olivier Zitoun      29        Senior Vice President and General Manager of the Networking Product Group

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

Mr. Acord joined Artisoft in April 1996 as Vice President and Chief Financial Officer. Prior to joining Artisoft, Mr. Acord was Senior Vice President of Finance and Chief Financial Officer of Elsinore Corporation, a publicly-traded gaming company in Las Vegas, Nevada from April 1995 to April 1996. Elsinore Corporation filed a petition for reorganization under Chapter 11 of the federal bankruptcy code in October, 1995. Prior to his employment with Elsinore, he was with KPMG Peat Marwick LLP from 1979 through 1995, with his last position being Managing Partner of the Las Vegas office and Director of the firm's national gaming practice.

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

Mr. Mayes joined Artisoft in November 1994. In June 1997, Mr. Mayes was named Corporate Controller, and the Company's Principal Accounting Officer and in August 1997 was named Acting Principal Financial Officer. Mr. Mayes joined Artisoft from Arthur Andersen LLP.

Mr. McGee joined Artisoft in November 1995 as Director of North American Sales which was the result of Artisoft's acquisition of Synergy Solutions. In June 1997, he became Vice President of Sales and Marketing. Mr. McGee was the founder and President of Synergy Solutions, the developer of ModemAssist PLUS. Prior to founding Synergy, Mr. McGee successfully built channel sales and marketing organizations for Fresh FTechnology Company, Clyde Digital Systems, and WICAT systems International.

Mr. Shipp joined Artisoft in January 1989. Mr. Shipp joined Artisoft from Hughes Aircraft where he served in both engineering and management capacities. Mr. Shipp has been one of the key development team builders during his eight year tenure at Artisoft, Inc. Mr. Shipp has a Masters of Science in Computer Science and a Bachelors of Science in Systems and Industrial Engineering. Mr. Shipp is the Vice President of Engineering and Product Management and is currently acting as the manager of the Information Systems and Technology Department.

Mr. Thomas joined Artisoft in June 1997 as President of the Communication Software Group and was later named President and Chief Operating Officer of the Company. Thomas joined Artisoft from Sunquest Information Systems where he was Senior Vice President of Marketing. Earlier in his career, Thomas held the position of Vice President of Marketing for Artisoft, as well as other senior level positions with Apple Computer, Compaq Computer and MicroAge, Inc.

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

NOTE: Messrs. Acord and Zitoun are no longer with the Company as of the filing of this document. Mr. McGee was promoted to Vice President, Sales and Marketing, subsequent to June 30, 1997. Mr. Keiper resigned as Chairman on September 12, 1997, and will no longer be employed by the Company as Chief Executive Officer effective September 30, 1997.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
------------------------------------------------------------------------------

The principal market for Artisoft common stock is The Nasdaq Stock Market. Market information and related shareholder matters are contained in "Securities Information" on the inside back cover of the Artisoft, Inc. 1997 Annual Report to Shareholders, and are incorporated herein by reference. On June 30, 1997, the Company's Common Stock was held by approximately 400 shareholders of record.

The Company currently intends to retain future earnings to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

Item 6. Selected Financial Data.
--------------------------------

                         Artisoft, Inc. and Subsidiaries
                      Selected Consolidated Financial Data
                    (in thousands, except per share amounts)

                                                                       Years Ended June 30,

                                                   1997       1996        1995        1994       1993

Statements of Operations Data

Net sales                                       $ 33,409    $ 60,972    $ 84,243    $107,430   $ 84,642

Operating income (loss)                          (29,124)    (24,838)     (9,832)     18,983     12,709

Net income (loss)                                (28,425)    (18,328)     (5,848)     13,613      9,410

Net income (loss) per common
     and equivalent share                       $  (1.95)   $  (1.27)   $   (.41)   $    .89   $    .52

Shares used in per share calculation              14,555      14,463      14,315      15,377     17,970


                                                                       As of June 30,

                                                    1997        1996        1995        1994       1993

Balance Sheet Data

Working Capital                                 $ 17,747    $ 37,917    $ 56,324    $ 52,462   $ 48,675

Total Assets                                      35,371      57,712      77,807      97,464     92,615

Long-term obligations, net of
    current portion                                  714          96        --         3,950       --

Shareholders' equity                              22,604      50,981      68,245      72,847     82,915

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
--------------

Overview

During fiscal 1997 the Company's product lines experienced rapidly increasing competitive pressures from major software manufacturers. These marketplace conditions contributed to a substantial decline in sales of the Company's flagship LANtastic NOS product line. Revenues from the Company's Remote Control and Computer Telephony product lines partially offset some of these declines. In response to the lowered demand for its products the Company implemented substantial restructuring actions designed to bring the Company's cost structure to a level commensurate with the level and mix of operating revenues. The restructuring actions included the closure of seven of its international offices, and attendant headcount reductions at these offices but principally at its Tucson, Arizona headquarters. These actions were taken in order to move the Company toward improved operating results.

New Products

Communication Software Group

In the second quarter of fiscal 1997, the Company launched i.Share 2.0, an Internet access-sharing software product for networked PC's that enables multiple users to share a single Internet connection simultaneously. In the fourth quarter of fiscal 1997, Artisoft released version 2.5 of the Internet access-sharing software. i.Share is targeted at Microsoft, Novell and Artisoft network customers.

In the second quarter of fiscal 1997, the Company released XtraMail for Windows NT and Windows 95. XtraMail is an e-mail server software product that runs on Microsoft NT or Windows 95 servers and enables businesses to send or receive interoffice e-mail via their local area networks at the same time they transparently pass e-mail to and from the Internet. XtraMail runs on any TCP/IP network, including Microsoft, Novell and Artisoft LANtastic.

Artisoft's Communication Software Group product offering also includes LANtastic 7.0, the Company's flagship small business networking product. LANtastic 7.0 is the first Internet-ready networking solution for small and growing businesses, and supports the three most popular PC operating systems - Windows 95, Windows and DOS. It also allows multiple-user access to a single Internet connection, modem and telephone line sharing and capabilities to enable a small business to inexpensively build a wide area network (WAN).

Computer Telephony Product Group

The Company's computer telephony products include Visual Voice Pro 3.0 and Visual Voice for TAPI 2.0. In August 1997, Artisoft released Visual Voice Pro 4.0, which allows users to create a wide variety of 32-bit computer-based telephony solutions for Windows NT and Windows 95 platforms, including voice mail, audio text, outbound calling, interactive voice response, fax-on-demand, and international callback. Visual Voice Pro adds telephony and voice capabilities to any development environment that supports ActiveX controls, including Visual Basic, Visual C++, Delphi and Visual Fox Pro.

In the second quarter of 1997, the Company launched InfoFast 1.0, a fax-on-demand/audio text software solution jointly promoted with Dialogic Corporation. InfoFast 1.0 provides 24-hour automated access to fax documents, Web documents and voice recordings via fax or phone.

In August 1997, Artisoft launched InfoFast 2.0 for Windows NT and Windows 95. InfoFast 2.0 offers the same features as InfoFast 1.0 but is compatible with both Windows NT and Windows 95.

Remote Control Product Group

CoSession Remote 32 is a remote control software application that enables users running a Windows 95 or a Windows NT 4.0 PC to connect and control remote PCs running Windows NT 4.0 or Windows 95. First shipped in March 1997 on select IBM PC models, CoSession Remote 32 supports connections over analog modems, IPX/SPX, NetBIOS, NetBEUI and TCP/IP. CoSession Remote 32 also supports TAPI 2.0 and connections over IRDA and parallel ports.

CoSession Remote 32 uses shell extensions to enable ease of use in setting up and accessing remote PCs. Once connected, the users can do one or more of the following:

o    Remote control

o    File  transfer  with  differential  update,   synchronization  and  cloning
     capabilities

o    Keyboard chat with remote users

o    Simultaneous   voice   conversations   using  standard   analog  modems  or
     network/Internet connections (with a sound card, speakers and microphone on the two PCs)

CoSession Remote version 7.0, first shipped in March of 1996, is for users of Windows 95 and Windows 3.1x systems. It is a 16-bit application that provides most of the functionality of the CoSession Remote 32 product except it does not support IRDA or parallel port connections, nor does it provide simultaneous voice conversations without the use of specialized DSVD modems.

CoSession PC2X provides UNIX to PC remote control capabilities. From a UNIX workstation, users can access and control PCs running Windows NT 4.0, Windows 95, Windows 3.1x and DOS. This product is primarily targeted toward corporate IS departments running enterprise and mission critical network management applications in the overall corporate computing environment.

In the fourth quarter of fiscal 1997, the Company launched ConfigSafe Support Edition, a configuration tracking and recovery utility that is licensed from imagine LAN, Inc. ConfigSafe, which supports Windows 3.1x, Windows 95 and Windows NT enables users to recover from PC crashes with one-step system restoration and tracking features. ConfigSafe restores systems to previously working configurations by monitoring changes to critical files, directories and the registry.

Net Sales

The Company's net sales decreased 45% to $33.4 million for the fiscal year ended June 30, 1997 from $61.0 million for fiscal 1996. The overall decrease in net sales was primarily due to an approximate 60% decline in sales of the Company's LANtastic network operating system (NOS) products during fiscal 1997. Management believes that the principal reason for the decline was the impact of Microsoft's Windows 95 and Windows NT personal computer (PC) operating systems (OS) on the small business networking market. More specifically, Windows 95, which is pre-loaded on substantially all Pentium processor-based PC's currently sold worldwide, includes peer-to-peer networking capabilities (printer, file and applications sharing). The impact of Windows 95 on the Company's business has been compounded by the dominance and visibility of Microsoft in the PC marketplace and the rapid upgrade by small businesses to Pentium PC's. In August 1996, Microsoft released Windows NT 4.0, a client-server network version of the Windows OS. Management believes that Windows NT 4.0, which like Windows 95, includes peer-to-peer networking capabilities in the workstation version, and is preloaded on certain Pentium PC's, has provided additional significant direct competition to the LANtastic NOS both as a peer-to-peer and client-server networking solution. Overall, sales of LANtastic software only licenses and kits have decreased approximately 56%, and hardware (networking interface cards and other components), 61%. The year-over-year declines were across all worldwide direct and indirect channels of distribution. For the fiscal years ended June 30, 1997 and 1996, net sales of LANtastic NOS products comprised approximately 60% and 83%, respectively, of consolidated net sales.

The  decline  in sales of  LANtastic  NOS  products,  was  partially  offset  by increases in sales of the Company's computer telephony and PC communication products. Included in the computer telephony category are the Visual Voice and Visual Fax computer telephony toolkit products, Infofast, an information-on-demand solution, and computer telephony hardware. After consideration of the fact that the Company has recognized sales of the toolkit products and associated hardware since the acquisition of Stylus Innovation, Incorporated ("Stylus") on February 13, 1996, and, accordingly, for only a portion of fiscal 1996, sales of these products in fiscal 1997 are flat with the prior fiscal year. Infofast, which was released in November 1996, has not made a material contribution to the Company's consolidated net sales. For the fiscal years ended June 30, 1997 and 1996, net sales of computer telephony products comprised approximately 15% and 3%, respectively, of consolidated net sales.

Included in the PC communication product category are ModemShare, a modem and telephone line sharing product, CoSession Remote, a remote control product, i.Share, an Internet connection sharing product, XtraMail, an Internet e-mail product and ConfigSafe, a system reconfiguration solution. ModemShare and CoSession Remote have been sold by the Company since the respective acquisitions of Synergy Solutions, Inc. ("Synergy") on November 22, 1995, and Triton Technologies, Inc. ("Triton") on December 21, 1995. Accordingly, these products were only sold for a portion of fiscal 1996. While, these products have continued to sell at preacquisition levels or better in the direct sales channels (PC manufacturer OEM for CoSession Remote), they have performed below management's expectations in distribution and retail. i.Share and XtraMail were launched in December 1996. While not yet a significant contributor to consolidated net sales for the second half of fiscal 1997, i.Share experienced sequential growth in each of the two quarters following the launch. During fiscal 1997 XtraMail did not make a material contribution to consolidated net sales. For the fiscal years ended June 30, 1997 and 1996, net sales of PC communications products comprised approximately 20% and 11%, respectively, of consolidated net sales.

The Company's net sales decreased 28% to $61.0 million for the fiscal year ended June 30, 1996 from $84.2 million for fiscal 1995. The overall decrease in net sales was primarily due to the sale of substantially all of the assets of Eagle Technology and the consequent cessation of sales by the Company of Eagle Technology hardware products as of January 30, 1995. Worldwide net sales for the Eagle Technology business unit were approximately $24.4 million for the fiscal year ended June 30, 1995. Net sales for fiscal 1996 include sales attributable to the Company's acquisition of three software companies from the dates of their acquisitions. Net sales also reflect the Company's strategic decision to move to a software-centric financial model and a sales mix shift toward the software-only version of the Company's LANtastic network operating system (NOS). The shift to the software-only version of LANtastic was principally the result of increased price sensitivity in the Ethernet adapter market and a related willingness of local area network (LAN) resellers to select low-priced Ethernet adapters instead of the Company's Ethernet adapters that were sold in stand-alone versions or as part of starter and add-on kits. In the fourth quarter of fiscal 1996, the Company introduced LANtastic version 7.0. In connection with the transition to this newest version of the LANtastic NOS, the Company reduced worldwide channel inventories of previous versions of the product, as well as LANtastic Power Suite, and increased the allowances for returns and rotations. In the fourth quarter of fiscal 1995, the Company introduced LANtastic Power Suite. Sales for this product did not reach the levels anticipated by the Company when the product was introduced. Upon the release of LANtastic v7.0, the Company elected to de-emphasize Power Suite. As a consequence of the foregoing, the Company experienced higher than expected returns and rotations during fiscal 1996, which also contributed to the overall decrease in net sales.

The Company distributes its products internationally, and tracks sales by major geographic area. Non-U.S. sales represented 27%, 30% and 38% of net sales for fiscal 1997, 1996 and 1995, respectively. International sales decreased 51% to $8.9 million in fiscal 1997 from $18.3 million in fiscal 1996. The reasons for the decline are the same as those discussed above. International sales decreased 43% to $18.3 million in fiscal 1996 from $32.2 million in fiscal 1995. The decrease is principally the result of the cessation of sales of Eagle Technology hardware products as of January 30, 1995 and other factors described above.

Gross Profit

The Company's gross profit was $21.1 million, $41.1 million and $41.4 million in fiscal 1997, 1996 and 1995, respectively, or 63%, 67% and 49% of net sales, respectively. The decrease in gross profit percentage for fiscal 1997 was due to the fixed elements of cost of sales being spread over a much reduced level of net sales. The increase in gross profit for fiscal 1996 was primarily the result of an increased percentage of higher margin software sales, a reduced percentage of network starter and add-on kits (which include hardware), and the cessation of sales of Eagle Technology hardware products. Gross profit may fluctuate on a quarterly basis because of product mix, pricing actions and changes in sales and inventory allowances.

Sales and Marketing

Sales and marketing expenses were $23.4 million, $26.2 million and $33.0 million for fiscal 1997, 1996 and 1995, respectively, representing 70%, 43% and 39% of net sales. The increase in sales and marketing expenses as a percentage of net sales for fiscal 1997 is principally due to the overall decrease in net sales driven by an approximate 60% decline in sales of the Company's LANtastic network operating system (NOS) products during fiscal 1997. The decrease in aggregate dollars for sales and marketing expenses for fiscal 1997 reflects expense reductions including a decrease in the Company's staffing levels. This decrease was implemented to bring sales and marketing costs more closely into alignment with the reduced sales level from fiscal 1996 to fiscal 1997. The increase in sales and marketing expenses as a percentage of net sales in fiscal 1996 is due primarily to the cost of promoting the Company's new and existing products. The decrease in aggregate dollars for sales and marketing expenses for fiscal 1996 reflects expense reductions including a decrease in the Company's staffing levels. This decrease was implemented to bring costs more closely into alignment with the reduced sales level from fiscal 1995 to fiscal 1996.

Product Development

Product development expenses were $9.3 million, $7.1 million and $7.7 million for fiscal 1997, 1996 and 1995, respectively, representing 28%, 12% and 9% of net sales. The increase in both the aggregate dollars for fiscal 1997 and the increase in product development expenses as a percentage of net sales for fiscal 1997, is principally attributable to the addition of product development resources in the Company's Computer Telephony and Remote Control Groups. The addition of new development personnel to these product groups is required to meet planned future product introduction timetables. The Company believes the introduction of new products to the market in a timely manner is critical to its future success. The increase in product development expenses as a percentage of net sales for fiscal 1996 and 1995 is principally attributable to the addition of product development expenses associated with the companies acquired during fiscal 1996 and the addition of research and development personnel to meet planned future product introduction timetables. The decrease in aggregate dollars for fiscal 1996 reflects expense reductions across the board to bring Company costs more closely into alignment with the reduced level of sales.

General and Administrative

General and administrative expenses were $6.3 million, $6.0 million and $7.5 million for fiscal 1997, 1996 and 1995 respectively, representing 19%, 10% and 9% of net sales. The net increase in fiscal 1997 principally results from the full year's impact in fiscal 1997 of the acquisitions of the three businesses in fiscal 1996, and the subsequent expansion of the Company's computer telephony operations in Cambridge, Massachusetts (higher number of employees and larger facility). Another factor contributing to the net increase is an increase in the Company's allowance for doubtful accounts receivable. Bad debt expenses included in general and administrative expenses were $.5 million, $0 and $0 in fiscal 1997, 1996 and 1995, respectively. The aforementioned increase was substantially offset by a significant decrease in general and administrative expenses incurred at the Company's Tucson, Arizona headquarters. Significant reductions were realized in payroll and related costs as a consequence of involuntary employee terminations and other actions taken as part of restructuring actions effected in the September 1996 and March 1997 quarters and other cost-cutting programs to bring operating expenses more in line with the declining sales levels. The increase in general and administrative expenses as a percentage of net sales is principally attributable to the overall decrease in net sales as a result of an approximate 60% decline in sales of the Company's LANtastic network operating system (NOS) products during fiscal 1997. The decrease in general and administrative expenses for fiscal 1996 reflects expense reductions to bring Company costs more closely into alignment with the reduced sales levels. These expense reductions included a decrease in the Company's staffing levels in the general and administrative area.

Costs to Exit Hardware Business

The January 1995 sale of Eagle Technology for approximately $16.0 million resulted in a gain of $5.7 million before costs associated with the decision to cease hardware development and manufacturing activities, and wind down that business. These exit costs included severance, facility closings, inventory dispositions and other related items, and are included in "Costs to exit hardware development and manufacturing business, net of gain on disposition" in the Consolidated Statement of Operations for the fiscal year ended June 30, 1995. Also, as part of the Company's decision to exit the hardware business, the Company adjusted operating expenses to conform to the new business model. During the last half of fiscal 1995, the Company reduced staffing levels by over 280 employees, a 48% reduction. In addition, the Company disposed of its manufacturing operations to a contract manufacturer and began outsourcing the production of its hardware products on June 30, 1995.

Purchased In-Process Technology and Related Costs

In conjunction with the acquisition of Synergy, Triton and Stylus, the Company recorded a charge to operations during the second and third quarters of fiscal 1996 totaling $21.7 million. The charge related to purchased in-process technology that had not reached technological feasibility and had indeterminable alternative future use. In addition, as a result of the acquisitions, the
Company recorded a charge to operations for other related costs totaling $5 million. The other related costs were principally attributable to costs associated with the integration of Triton, Synergy and Stylus technology with the Company's technology and the elimination of duplicate distribution arrangements in Europe. Other related costs also included increases in allowances for returns, rotations and inventory obsolescence associated with the transition to new technology, costs for severance and outplacement, and facility costs relating to the cancellation of leases in order to consolidate technical support and distribution. Although the Company expects the elimination of duplicative expenses, as well as other efficiencies related to the integration of the businesses acquired, there can be no assurance that such benefit will be achieved in the near term, or at all.

Restructuring Costs

Restructuring costs in the accompanying consolidated statement of operations for the fiscal year ended June 30, 1997 include the costs of: involuntary employee termination benefits, international sales and support office closures and related costs associated with the restructuring actions effected during that fiscal year. Employee termination benefits include severance, wage continuation, notice pay and medical and other benefits. International sales and support office closures and related costs include costs of premise and other lease terminations, losses on disposal of furniture and equipment, legal and other professional fees, and an increase in the allowance for bad debts resulting from the decision to reduce the number of international distributors, particularly in Europe. Other costs associated with the restructuring actions include an impairment loss on the expected disposition of excess computers and other equipment resulting from the significant reduction in workforce at the Company's corporate headquarters in Tucson, Arizona and lease termination costs for certain Tucson, Arizona facilities.

The restructuring actions were the result of substantially declining sales, principally LANtastic NOS products, and the attendant necessity to reduce the Company's cost structure to a level commensurate with the level and mix of operating revenues. The restructuring actions taken during the fiscal year ended June 30, 1997 included a reduction in workforce affecting approximately 160 employees at the Company's corporate headquarters location in Tucson, Arizona, the sale of the Company's Tucson headquarters land and building in connection with the planned relocation to a smaller facility and the closure of all international sales and support offices with the exception of the United Kingdom and Japan.

Accrued restructuring costs in the accompanying June 30, 1997 consolidated balance sheet are principally comprised of accrued employee termination benefits of approximately $4.2 million and expected costs to be incurred in connection with the closure of the international sales and support offices.

Other Income (Expense)

For fiscal 1997, other income (expense), net, decreased to $.7 million from $1.5 million in fiscal 1996. This decrease resulted principally from lower investment income resulting from the reduction in cash and investment balances due to the acquisition of Synergy, Triton and Stylus for approximately $26.4 million in 1996. The Company also incurred increased interest expense in fiscal year 1997 due primarily to a $1.4 million sale-leaseback of computer equipment and related software in December 1996. Additionally, the Company entered into a $2.2 million mortgage loan transaction in February 1997.

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

Income Tax Benefit

The effective tax rates were 0%, (21)%, and (41)% for fiscal 1997, 1996 and 1995, respectively. For the fiscal year ended June 30, 1997, an immaterial amount of income tax benefit was recognized as the Company established a valuation allowance equal to the entire net deferred tax asset balance. In the assessment of the recognition of a valuation allowance, the Company considered recent operating losses experienced during the Company's transition from a company with primarily a hardware orientation focused solely on small business networking, to a PC software company with diversified technology and product portfolios; the expected future impact of the restructuring actions effected during the fiscal year; the uncertainty in estimating the magnitude and timing of the revenue contribution from products expected to be released over the next several quarters; and the expiration dates of state net operating loss carryforwards. The 21% effective tax rate benefit for fiscal 1996 is the result of the non-deductibility for federal income tax purposes of approximately $9.2 million of in-process technology written off for financial reporting purposes in connection with the Triton acquisition, which was effected as a purchase of stock. Other factors causing the effective tax rates to differ from the expected tax expense (benefit) calculated using the U.S. federal corporate income tax rate for those years are the inclusion of state and foreign income taxes partially offset by tax benefits from the Company's FSC and tax-exempt interest income. Income taxes receivable as of June 30, 1997 and 1996 are the result of carrying back all or a portion of the Federal net operating losses incurred in fiscal 1997 and 1996 for a refund of income taxes paid in prior years.

Liquidity and Capital Resources

The Company had cash and investments of $14.7 million at June 30, 1997, compared to $15.3 million at June 30, 1996, and working capital of $17.7 million at June 30, 1997 and $37.9 million at June 30, 1996. The decrease in cash and cash equivalents during fiscal 1997 of $.6 million was principally the result of net cash used in the operations of the business of $2.4 million and capital expenditures of $1.5 million offset substantially by the proceeds from two financings closed during the year: First, was the mortgage of the Tucson, Arizona headquarters building of $2.2 million, and second, a sale-leaseback transaction of $1.4 million for computer equipment. The decrease in working capital of $20.2 million was primarily the result of the following: decreases in trade accounts receivable of $11.0 million, inventories of $1.8 million, current deferred income taxes of $2.2 million and the accrual of restructuring costs of $5.0 million. The decreases in trade accounts receivable and inventories are principally the result of the substantial decline in net sales experienced during the fiscal year. Trade accounts receivable was further impacted by increases in the allowances for sales returns and bad debts in connection with the Company's decision to reduce U.S. distribution channel inventories to approximately six weeks on hand and to reduce international distribution channel inventories to approximately ten weeks on hand, and by provisions for bad debts recognized for certain international distributors in connection with the significant decline in international sell-through and the closure of all international sales and support offices, with the exception of the United Kingdom and Japan. The decline in current deferred income taxes is the result of the recognition of a valuation allowance for the entire balance of deferred tax assets as of June 30, 1997 (see discussion above under caption, "Income Tax Benefit"). Accrued restructuring costs of approximately $5.0 million are comprised of unpaid involuntary termination benefits and other expected but unpaid costs in connection with the restructuring actions (see discussion above under the caption, "Restructuring Costs"). These costs will largely, if not completely, be paid during the first two quarters of fiscal year 1998. Management anticipates that the amount of cash yet to be paid in connection with the restructuring actions will be offset by the estimated net proceeds from the expected sale of the Tucson headquarters land and building of approximately $1.5 million (see discussion above under the caption, "Restructuring Costs") and the refund of prior years' Federal income taxes resulting from the carryback of a portion of fiscal 1997's net operating loss of approximately $4.3 million. Management believes that the future reduction in operating expenses resulting from the restructuring actions will bring those expenses in line with the level and mix of expected future operating revenues.

The Company had cash and investments of $15.3 million at June 30, 1996, compared to $37.8 million at June 30, 1995, and working capital of $37.9 million at June 30, 1996 and $56.3 million at June 30, 1995. The decrease in cash and investments was primarily a result of the acquisition of Synergy, Triton and Stylus but was partially offset by the proceeds from the sale of certain assets and the receipt of a federal income tax refund.

The Company funds its working capital requirements primarily through cash flows from operations and existing cash balances. While the Company anticipates that existing cash balances and cash flows from operations will be adequate to meet the Company's current expected cash requirements for at least the next year, additional investments by the Company to acquire new technologies and products may necessitate that the Company seek additional debt or equity capital. There can be no assurance that the Company could successfully acquire additional debt or equity capital in the future.

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

Networking.

The Company's major competitors in the small business networking market are Microsoft Corporation (Microsoft) and Novell, Inc. (Novell). Both of these companies have substantially greater financial, technological, production and sales and marketing resources than those of the Company. Management believes that the inclusion of networking capabilities (printer, file and application sharing) in Microsoft's Windows 95 operating system (released in August 1995) has had a detrimental impact on sales of the Company's LANtastic NOS products. Windows 95 is pre-loaded on virtually all Pentium processor-based personal computers currently sold worldwide. The impact of Windows 95 has been compounded by the dominance and visibility of Microsoft in the personal computer software market and the more rapid than expected upgrade by small businesses to Pentium PC's. In August 1996, Microsoft released Windows NT 4.0, a client server network version of the Windows operating system. Management believes that the workstation version of Windows NT 4.0 which, like Windows 95, includes peer-to-peer networking capabilities and is pre-loaded on certain Pentium PC's, has provided significant direct competition to the LANtastic NOS in the small business networking market. Further, business applications software vendors appear to be rapidly adapting their products to Windows NT. Management believes that this trend, combined with the fact that DOS, Windows 3.x and Windows 95 clients are compatible with the NT server, has provided and will continue to provide substantial competitive pressure on sales of LANtastic NOS products. Recently, Microsoft released a small business server that runs on Microsoft NT 4.0. This client server network version of the Windows operating system is designed to meet the buying requirements of small businesses and could further substantially reduce opportunities for LANtastic technologies to add value for small business customers. This small business solution could further diminish demand for LANtastic. The Company expects Microsoft to launch the Windows 98 operating system as early as March 1998. Windows 98 may have additional networking features that further undermine the future sales of the Company's LANtastic NOS products. In addition, press reports suggest that Microsoft will be releasing Windows NT 5.0 in the next 12 to 18 months. Management believes that the features and functionality included in the Windows NT 5.0 client server network version of the Windows operating system, could detrimentally impact the future sales of LANtastic NOS, i.Share and ModemShare product lines.

In February 1997, Novell released a new version of its IntranetWare NOS, aimed at the small business market. The product, IntranetWare for Small Business, is targeted toward businesses with 25 or fewer users and priced lower than previous NetWare versions. There can be no assurance that the introduction of IntranetWare for Small Business, along with other new products from Novell, may not adversely affect the Company's competitive positioning and its financial results.

Finally, the movement of the networking industry toward the uniform use of Internet technologies in the construction of local area networks (so called Intranets) constitutes a risk that demand for more proprietary networks such as LANtastic, will decline further, and that competition will emerge from a new class of players, such as Netscape Communications, Sun Microsystems, and others. Due to the negative impact of competition on sales of the LANtastic NOS product line to date, and the likely further decline in the future, the Company is evaluating the strategic alternatives which might be available to optimize the asset value attendant to such product line.

PC Communications.

The principal distribution channel for the Company's remote control product, CoSession Remote, is through OEM arrangements with PC manufacturers. The Company is developing, but has not yet released in the U.S., a 32-bit version of the product to support the Windows 95 and Windows NT operating systems. As the Company's major competitors currently offer 32-bit remote control products, it is critical, for the continuance of the Company's current OEM relationships, that the Company successfully complete development of the 32-bit product in a timely manner and in accordance with any agreed-upon delivery schedules. The loss of one or more of these OEM relationships could have a significant impact on the Company's net sales and operating results. Microsoft, because of its dominant position in the PC operating systems and business applications markets, frequently offers value-added functionality to its products in the form of enhancements to its Windows operating systems, which are pre-loaded on new PC's, or by offering free products for download from its World Wide Web site. Microsoft has announced its intention to release a version of Windows NT Server with modem sharing capabilities. The inclusion of modem sharing capabilities in Windows NT could result in substantially increased competition for the Company's ModemShare product which could have a significant impact on the Company's sales and operating results (see caption above entitled, "Networking" for further discussion of Windows NT). Microsoft has also announced its intention to include remote control components in future versions of Windows operating systems, and currently distributes Net Meeting at no charge from its Web site. These actions could lead to diminished demand for the Company's CoSession remote control product, and consequently decreased net sales and operating results.

Computer Telephony.

The market for open, standards-based telephony tools, applications and system-level products is relatively new, and rapidly evolving. There can be no assurances that these markets will continue to expand, or if they do, that the Company's products will receive widespread acceptance. Further, the market for the Company's computer telephony products is characterized by the rapid evolution of telephony hardware and software standards, by changing customer requirements, and is highly competitive with respect to timely product introduction. These characteristics may render the Company's computer telephony products obsolete or unmarketable. The Company is currently investing significant resources in the development of computer telephony products. Due to the complexity of these tools and system level products, and the difficulty in gauging the engineering effort required to develop and bring these products to market, the Company's computer telephony product line is subject to significant risk. Software products as complex as those currently under development by the Company are subject to frequent and unpredictable delays during development. There can be no assurance that the Company will not encounter difficulties that could delay or prevent the successful and timely development, introduction and marketing of these products. Furthermore, the successful development of the Company's computer telephony products is dependent to a significant extent upon a number of key technical employees and technical contractors, the loss of one or more of whom could have a material adverse effect upon the Company's development schedule. The future success of the Company's computer telephony products will depend in large part on its ability to attract and retain talented and qualified technical personnel.

Other Competitive Factors. The Company believes that the principal competitive factors affecting the markets it serves include vendor and product reputation, product architecture, functionality and features, scalability, ease of use, quality of product and support, performance, price, brand name recognition and effectiveness of sales and marketing efforts. There can be no assurances that the Company can maintain and grow its market position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other competitive resources. Additionally, an integral part of the Company's sales strategy for the computer telephony products is the expansion into new distribution channels, including the recruitment of new value-added resellers and interconnects. Any failure by the Company to expand its distribution channel for telephony products or any failure to maintain and grow its competitive position would have a material adverse effect upon the Company's revenues and anticipated contribution from its telephony product line.

Customers. The Company relies on a network of distributors and value added resellers (VARs) for a significant portion of both its domestic and international networking and PC communication product revenues. In addition, a majority of the sales of CoSession Remote, the Company's remote control product, are to PC OEM's. Generally, there are no minimum purchase requirements for the Company's distributors, VARs and OEMs, and many of the Company's distributors and VARs sell competitive products. There can be no assurance that these customers will give priority to the marketing of the Company's products as compared to competing products or alternative solutions or that such customers will continue to offer the Company's products. Further, in light of the significant decline in sales experienced over the last several quarters, there can be no assurance that the Company's major domestic and international distributors will continue to purchase the Company's products at the same levels (relative to rates of resale) or under the same terms and conditions as in the past. In the event of the termination of the Company's relationship with one or more major distributors, the Company would have to find suitable alternative channels of distribution. The absence of such alternatives could have a material adverse effect on the Company's business, financial condition and results of operations. Certain of the Company's PC OEM relationships require the scheduled delivery of product revisions and new products. The failure to adhere to agreed-upon product delivery schedules could result in the termination of key relationships with major PC manufacturers, which could have a significant adverse impact on current and future revenues in the PC OEM channel.

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

Product Concentration. The Company has in the past derived, and may in the future derive, a significant portion of its revenues from a relatively small number of products. Declines in the revenues from these software products, whether as a result of competition, technological change, price pressures or other factors, would have a material adverse effect on the Company's business, results of operations and financial condition. Further, life cycles of the Company's products are difficult to estimate due in part to the recent emergence of certain of the Company's markets, the effect of new products or product enhancements, technological changes in the communication software industry in which the Company operates and future competition. The Company's future financial performance will depend in part on the successful development, introduction and market acceptance of new products and product enhancements. There can be no assurance that the Company will continue to be successful in marketing its current products or any new products or product enhancements.

Dependence on New Product Offerings. The Company's future success will depend, in significant part, on its ability to successfully develop and introduce new software products and improved versions of existing software products on a timely basis and in a manner that will allow such products to achieve broad customer acceptance. The Company expects to begin offering TeleVantage, a computer telephony integration product, in the future. There can be no assurance that this and other anticipated new products will be introduced on a timely basis, if at all. If new products are delayed or do not achieve market
acceptance,   the  Company's  business,  results  of  operations  and  financial condition will be materially adversely affected. In the past, the Company has also experienced delays in purchases of its products by customers anticipating the launch of new products by the Company. There can be no assurance that material order deferrals in anticipation of new product introductions will not occur. There can also be no assurance that the Company will be successful in developing, introducing on a timely basis and marketing such software or that any such software will be accepted in the market.

Technological Change. The communication software market for personal computers is characterized by rapid technological change, changing customer needs, frequent product introductions and evolving industry standards. The introduction of products incorporating new technologies and the emergence of new industry standards could render the Company's existing products obsolete and unmarketable. The Company's future success will depend upon its ability to develop and introduce new software products (including new releases and enhancements) on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. There can be no assurance that the Company will be successful in developing and marketing new products that respond to technological changes or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products, or that its new products will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, the Company's business, results of operations and financial condition would be materially adversely affected.

Potential for Undetected Errors. Software products as complex as those offered by the Company may contain undetected errors. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new or existing products after commencement of commercial shipments, resulting in loss of or delay in market acceptance or the recall of such products, which could have a material adverse effect upon the Company's business, results of operations and financial condition. The Company provides customer support for most of its products. The Company will in the future offer new products. If these products are flawed, or are more difficult to use than traditional Company products, customer support costs could rise and customer satisfaction levels could fall. Duplication of Software. The Company duplicates nearly all of its software at its Tucson, Arizona facility. The Company believes that its internal duplication capability is economically advantageous because it eliminates the profit margin required by outside duplication sources and enables a high degree of scheduling and other control. This concentration of production does, however, expose the Company to the risk that production could be disrupted by natural disaster or other events, such as the presence of a virus in the Company's duplicators. The Company believes that it could retain outside duplication alternatives quickly, but there is no assurance that it could do so or, if such arrangements could be made, that duplication could take place in an economical or timely manner.

Pre-Load Software Market. The Company primarily sells its software in a form that includes a disk or disks and a manual. Some of its customers "pre-load" the Company's software onto a hard disk. These pre-load arrangements eliminate the need for a disk and may eliminate the need for a manual. The pre-load arrangements produce smaller unit revenues for the Company and eliminate the Company's ability to generate revenues from its production facilities. Currently, the Company has the capability to produce its products in-house on 3 1/2-inch diskettes. The Company does not currently have the capability to produce CD-ROMs and the cost to develop such production capability may be prohibitive. As the size of software programs grow, CD-ROM is becoming a more prominent medium. The Company currently contracts CD-ROM production to specialized CD-ROM facilities. In the event of a shift of this kind, more of the Company's relationships would involve product pre-loads and CD-ROM production and the Company's business, results of operations and financial condition could be adversely affected.

Intellectual Property Rights. The Company's success is dependent upon its software code base, its programming methodologies and other intellectual properties. To protect its proprietary technology, the Company relies on a combination of trade secret, nondisclosure and copyright and trademark law which may afford only limited protection. The Company owns United States trademark registrations for certain of its trademarks. There can be no assurance that the steps taken by the Company will be adequate to deter misappropriation of its proprietary information, will prevent the successful assertion of an adverse claim to software utilized by the Company or that the Company will be able to detect unauthorized use and take effective steps to enforce its intellectual property rights. In selling its products, the Company relies primarily on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. Further, although the Company believes that its services and products do not infringe on the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against the Company in the future. The failure of the Company to protect its proprietary information could have a material adverse effect on the Company's business, results of operations and financial condition.

From time to time, the Company has received and may in the future receive communications from third parties asserting that the Company's trade name, or that features, content, or trademarks of certain of the Company's products infringe upon intellectual property rights held by such third parties. As the number of trademarks, patents, copyrights and other intellectual property rights in the Company's industry increases, and as the coverage of these patents and rights and the functionality of products in the market further overlap, the Company believes that products based on its technology may increasingly become the subject of infringement claims. Such claims could materially adversely affect the Company, and may also require the Company to obtain one or more licenses from third parties. There can be no assurance that the Company would be able to obtain any such required licenses upon reasonable terms, if at all, and the failure by the Company to obtain such licenses could have a material adverse effect on its business, results of operations and financial condition. In addition, the Company licenses technology on a non-exclusive basis from several companies for inclusion in its products and anticipates that it will continue to do so in the future. The inability of the Company to continue to license these technologies or to license other necessary technologies for inclusion in its products, or substantial increases in royalty payments under these third party licenses, could have a material adverse effect on its business, results of operations and financial condition.

Litigation in the software development industry has increasingly been used as a competitive tactic both by established companies seeking to protect their existing position in the market and by emerging companies attempting to gain access to the market. If the Company is required to defend itself against a claim, whether or not meritorious, the Company could be forced to incur substantial expense and diversion of management attention, and may encounter market confusion and reluctance of customers to purchase the Company's software products.

Dependence Upon Key Personnel. The Company's future performance depends in significant part upon key technical and senior management personnel. The Company is dependent on its ability to identify, hire, train, retain and motivate high quality personnel, especially highly skilled engineers involved in the ongoing research and development required to develop and enhance the Company's communication software products and introduce enhanced future products. The industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. There can be no assurance that the Company's current employees will continue to work for the Company. Loss of the services of key employees could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company may need to grant additional options and provide other forms of incentive compensation to attract and retain key personnel.

International Sales. The Company presently operates in foreign markets. For the twelve months ended June 30, 1997, the Company generated 27% of its revenue outside of the United States. International business is subject to risks in addition to those inherent in the Company's United States business, including substantially different regulatory requirements in different jurisdictions, varying technical standards, tariffs and trade barriers, political and economic instability, reduced protection for intellectual property rights in certain countries, difficulties in staffing and maintaining foreign operations, difficulties in managing distributors, potentially adverse tax consequences, foreign currency exchange fluctuations, the burden of complying with a wide variety of complex foreign laws and treaties and the possibility of difficulties in collecting accounts receivable. There can be no assurance that the Company will be able to continue to generate significant international sales. While the Company does not currently accept payment in foreign currencies and invoices all of its sales in U.S. Dollars, there can be no assurance that the Company will be able to continue this policy. If the Company begins to receive payment in foreign currencies, it is likely to be subjected to the risks of foreign currency losses due to fluctuations in foreign currency exchange rates. In addition, in the event the Company is successful in doing business outside of the United States, the Company may also face economic, political and foreign currency situations that are substantially more volatile than those commonly experienced in the United States. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, results of operations and financial condition.

Potential Effect of Anti-Takeover Provisions. The Company's Certificate of Incorporation and Bylaws contain provisions that may discourage or prevent certain types of transactions involving an actual or potential change in control of the Company, including transactions in which the stockholders might otherwise receive a premium for their shares over then current market prices, and may limit the ability of the stockholders to approve transactions that they may deem to be in their best interest. In addition, the Board of Directors has the authority to fix the rights and preferences of shares of the Company's Preferred Stock and to issue such shares, which may have the effect of delaying or preventing a change in control of the Company, without action by the Company's stockholders. Certain provisions of Delaware law applicable to the Company, including Section 203 of the Delaware General Corporation Law, could also have the effect of delaying, deferring or preventing a change of control of the Company. It is possible that the provisions in the Company's Certificate of Incorporation and Bylaws, the ability of the Board of Directors to issue the Company's Preferred Stock, and Section 203 of the Delaware General Corporation Law may have the effect of delaying, deferring or preventing a change of control of the Company without further action by the stockholders, may discourage bids for the Company's Common Stock at a premium over the market price of the Common Stock and may adversely affect the market price of the Common Stock and the voting and other rights of the holders of Common Stock.

Fluctuations in Quarterly Operating Results. The Company's operating results have in the past fluctuated, and may in the future fluctuate, from quarter to quarter, as a result of a number of factors including, but not limited to, changes in pricing policies or price reductions by the Company or its competitors; variations in the Company's sales channels or the mix of product sales; the timing of new product announcements and introductions by the Company or its competitors; the availability and cost of supplies; the financial stability of major customers; market acceptance of new products and product enhancements; the Company's ability to develop, introduce and market new products and product enhancements; the Company's ability to control costs;
possible delays in the shipment of new products; the Company's success in expanding its sales and marketing programs; deferrals of customer orders in anticipation of new products, product enhancements or operating systems; changes in Company strategy; personnel changes; and general economic factors. The Company's software products are generally shipped as orders are received and accordingly, the Company has historically operated with little backlog. As a result, sales in any quarter are dependent on orders booked and shipped in that quarter and are not predictable with any degree of certainty. In addition, the Company's expense levels are based, in part, on its expectations as to future revenues. If revenue levels are below expectations, operating results are likely to be adversely affected. The Company's net income may be disproportionately affected by a reduction in revenues because of fixed costs related to generating its revenues. Quarterly results in the future may be influenced by these or other factors and, accordingly, there may be significant variations in the Company's quarterly operating results. Further, the Company's historical operating results are not necessarily indicative of future performance for any particular period. Due to all of the foregoing factors, it is possible that in some future quarter the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

Possible Volatility of Stock Price. The trading price of the Company's Common Stock is likely to be subject to significant fluctuations in response to variations in quarterly operating results, changes in management, announcements of technological innovations or new products by the Company, its customers or its competitors, legislative or regulatory changes, general trends in the industry and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations which have particularly affected the market price for many high technology companies similar to Artisoft, and which have often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. Further, factors such as announcements of new contracts or product offerings by the Company or its competitors and market conditions for stocks similar to that of the Company could have significant impact on the market price of the Common Stock.

Recent Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). This statement establishes standards for computing and presenting earnings per share ("EPS"), and supersedes APB Opinion No. 15. The Statement replaces primary EPS with basic EPS and requires dual presentation of basic and diluted EPS. The Statement is effective for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior period EPS data shall be restated to conform to SFAS No.
128. The pro forma effect of the Company adopting Statement 128 is that basic and diluted EPS would have been $(1.95) and $(1.95) for the year ended June 30, 1997, $(1.27) and $(1.27) for the year ended June 30, 1996 and $(.41) and $(.41)
for the year ended June 30, 1995.

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 establishes requirements for disclosure of comprehensive income and becomes effective for the Company for the year ending June 30, 1999. Comprehensive income includes such items as foreign currency translation adjustments and unrealized holding gains and losses on available for sale securities that are currently being presented by the Company as a component of shareholders' equity.

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information"(SFAS No. 131). SFAS No. 131 establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." The new standard becomes effective for the Company for the year ending June 30, 1999, and requires that comparative information from earlier years be restated to conform to the requirements of this standard.

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

Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------

                                 ARTISOFT, INC.
                          Index to Financial Statements
                        and Financial Statement Schedules
                                  (Item 14(a))

                                                        Page Reference Form 10-K
                                                        ------------------------

Independent Auditors' Report                                     23

Consolidated Financial Statements:

        Consolidated Balance Sheets                              24

        Consolidated Statements of Operations                    25

        Consolidated Statements of Changes in
        Shareholders' Equity                                     26

        Consolidated Statements of Cash Flows                    27

        Notes to Consolidated Financial Statements               28-39

All schedules are omitted because they are not required, are not applicable, or the information is included in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Artisoft, Inc.:

We have audited the accompanying consolidated balance sheets of Artisoft, Inc. and subsidiaries as of June 30, 1997 and 1996 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Artisoft, Inc. and subsidiaries as of June 30, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1997 in conformity with generally accepted accounting principles.

KPMG PEAT MARWICK LLP




Phoenix, Arizona
September 22, 1997

                         Artisoft, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                    (in thousands, except per share amounts)

                                                                                           June 30,
ASSETS                                                                                 1997        1996
                                                                                       ----        ----
Current assets:
    Cash and cash equivalents                                                        $ 14,673    $ 15,325
    Receivables:
        Trade accounts, less allowances of $3,990 and $3,261
         in 1997 and 1996, respectively                                                 5,011      16,768
        Income taxes                                                                    4,300       4,958
        Notes and other                                                                   580       1,405
    Inventories                                                                         1,860       2,998
    Prepaid expenses                                                                      833         906
    Property and equipment held for sale                                                2,543        --
    Deferred income taxes                                                                --         2,192
                                                                                     --------    --------
                  Total current assets                                                 29,800      44,552
                                                                                     --------    --------

Property and equipment, net                                                             2,823       7,524
Long-term deferred income taxes                                                          --         2,052
Other assets                                                                            2,748       3,584
                                                                                     --------    --------
                                                                                     $ 35,371    $ 57,712
                                                                                     ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                 $  1,345    $  3,333
    Accrued liabilities                                                                 3,118       2,640
    Accrued restructuring costs                                                         4,950        --
    Income taxes payable                                                                 --           577
    Mortgage note payable                                                               2,182        --
    Current portion of capital lease obligations                                          458          85
                                                                                     --------    --------
                  Total current liabilities                                            12,053       6,635
                                                                                     --------    --------

Capital lease obligations, net of current portion                                         714          96

Commitments and contingencies                                                            --          --

Shareholders' equity:
    Preferred stock, $1.00 par value.  Authorized 11,433,600 shares; none issued         --          --
    Common stock, $.01 par value.  Authorized 50,000,000 shares;
            issued  27,848,464, shares at June 30, 1997 and
            27,807,890, shares at June 30, 1996                                           278         278
    Additional paid-in capital                                                         96,227      96,075
    Retained earnings (accumulated deficit)                                            (4,117)     24,308
    Less treasury stock, at cost, 13,320,500 shares at June 30, 1997
            and 13,287,500 shares at June 30, 1996                                    (69,784)    (69,680)
                                                                                     --------    --------
                  Net shareholders' equity                                             22,604      50,981
                                                                                     --------    --------
                                                                                     $ 35,371    $ 57,712
                                                                                     ========    ========

          See accompanying notes to consolidated financial statements.

                         Artisoft, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                    (in thousands, except per share amounts)

                                                                              Years Ended June 30,
                                                                         1997        1996        1995
                                                                         ----        ----        ----
Net sales                                                             $ 33,409    $ 60,972    $ 84,243
Cost of sales                                                           12,348      19,846      42,796
                                                                      --------    --------    --------
    Gross profit                                                        21,061      41,126      41,447
                                                                      --------    --------    --------

Operating expenses:
    Sales and marketing                                                 23,384      26,178      33,010
    Product development                                                  9,300       7,092       7,655
    General and administrative                                           6,255       5,950       7,495
    Costs to exit hardware development and manufacturing
           business, net of gain on disposition                           --          --         3,119
    Purchased in-process technology
          and related costs                                               --        26,744        --
    Restructuring costs                                                 11,246        --          --
                                                                      --------    --------    --------
              Total operating expenses                                  50,185      65,964      51,279
                                                                      --------    --------    --------

              Loss from operations                                     (29,124)    (24,838)     (9,832)
                                                                      --------    --------    --------

Other income (expense):
    Interest income                                                        819       1,266         931
    Interest expense                                                      (155)        (36)       (255)
    Gain (loss) on disposition of property and equipment                   (23)        125        (770)
    Other                                                                   10         162          91
                                                                      --------    --------    --------
              Total other income (expense)                                 651       1,517          (3)
                                                                      --------    --------    --------

              Loss before income taxes                                 (28,473)    (23,321)     (9,835)

Income tax benefit                                                         (48)     (4,993)     (3,987)
                                                                      --------    --------    --------

              Net loss                                                $(28,425)   $(18,328) $   (5,848)
                                                                      ========    ========  ==========

Net loss per common and common equivalent share                       $  (1.95)   $  (1.27) $     (.41)
                                                                      ========    ========  ==========

Shares used in per share calculation                                    14,555      14,463      14,315
                                                                      ========    ========  ==========

          See accompanying notes to consolidated financial statements.

                         Artisoft, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
                    (in thousands, except per share amounts)

                                                                             Retained
                                    Common Stock              Additional     Earnings                      Cumulative      Net
                                 -------------------------     Paid-in     (Accumulated       Treasury    Translation  Shareholders'
                                 Shares     $.01 Par Value     Capital       Deficit)           Stock      Adjustment    Equity
Balance at June 30, 1994       27,514,213     $      275     $   94,012     $   48,484      $  (69,680)   $     (244)   $   72,847

Exercise of common stock
    options                       148,734              2            708           --              --            --             710
Issuance of common stock
    under employee stock
    purchase plan                   8,733           --               59           --              --            --              59
Tax benefit of disqualifying
    dispositions                     --             --              233           --              --            --             233
Translation adjustment               --             --             --             --              --             244           244
Net loss                             --             --             --           (5,848)           --            --          (5,848)
                               ----------     ----------     ----------     ----------      ----------    ----------    ----------

Balance at June 30, 1995       27,671,680     $      277     $   95,012     $   42,636      $  (69,680)   $     --      $   68,245
                               ==========     ==========     ==========     ==========      ==========    ======        ==========

Exercise of common stock
    options                       112,848              1            850           --              --            --             851
Issuance of common stock
    under employee stock
    purchase plan                  23,362           --              130           --              --            --             130
Tax benefit of disqualifying
    dispositions                     --             --               83           --              --            --              83
Net loss                             --             --             --          (18,328)           --            --         (18,328)
                               ----------     ----------     ----------     ----------      ----------    ----------    ----------

Balance at June 30, 1996       27,807,890     $      278     $   96,075     $   24,308      $  (69,680)   $     --      $   50,981
                               ==========     ==========     ==========     ==========      ==========    ======        ==========

Purchase of treasury stock           --             --             --             --              (104)         --            (104)
Exercise of common stock
    options                        15,292           --               47           --              --            --              47
Issuance of common stock
    under employee stock
    purchase plan                  25,282           --               83           --              --            --              83
Tax benefit of disqualifying
    dispositions                     --             --               22           --              --            --              22
Net loss                             --             --             --          (28,425)           --            --         (28,425)
                               ----------     ----------     ----------     ----------      ----------    ----------    ----------
Balance at June 30, 1997       27,848,464     $      278     $   96,227     $   (4,117)     $  (69,784)   $     --      $   22,604
                               ==========     ==========     ==========     ==========      ==========    ======        ==========

          See accompanying notes to consolidated financial statements.

                         Artisoft, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                   Years Ended June 30,
                                                                               1997        1996        1995
                                                                               ----        ----        ----
Cash flows from operating activities:
     Net loss                                                               $(28,425)   $(18,328)   $ (5,848)

     Adjustments to reconcile net loss to net cash
                   provided by (used in) operating activities:
             Purchased in-process technology                                    --        21,700        --
             Depreciation and amortization                                     2,736       2,445       2,939
             Deferred income taxes                                            4, 252      (1,364)       (601)
             Gain from disposition of property and equipment, net                 23        (125)     (3,669)
             Write down of property and equipment to net realizable value      1,586        --          --
             Change in accounts receivable and inventory allowances             (109)      1,426          95
             Tax benefit of disqualifying dispositions                            22          83         233
        Changes in assets and liabilities, net of effects from
             acquisitions of businesses:
                Receivables-
                   Trade accounts                                             11,026      (1,117)     10,178
                        Income taxes                                             650      (1,458)     (3,500)
                        Notes and other                                          825       2,019      (1,585)
                   Inventories                                                 1,978      (1,082)     16,401
                   Prepaid expenses                                               73       1,140        (238)
                   Accounts payable and accrued liabilities                   (1,510)     (4,603)     (5,453)
                   Accrued restructuring costs                                 4,950        --          --
                   Income taxes payable                                         (577)
                   Other assets and liabilities                                   79         113      (2,609)
                                                                            --------    --------    --------
                   Total adjustments                                          26,004      19,177      12,191
                                                                            --------    --------    --------
                   Net cash provided by (used in) operating activities        (2,421)        849       6,343
                                                                            --------    --------    --------

Cash flows from investing activities:
      Purchase of investments                                                   --       (35,063)    (13,015)
      Sales of investments                                                      --        56,305      11,976
      Sale of assets of Eagle Technology                                        --          --         7,500
      Cash paid for businesses acquired                                         --       (24,794)       --
      Proceeds from sales of property and equipment                               40       2,972        --
      Purchases of property and equipment                                     (1,469)     (2,428)     (2,426)
                                                                            --------    --------    --------
                  Net cash provided by (used in) investing activities         (1,429)     (3,008)      4,035
                                                                            --------    --------    --------

Cash flows from financing activities:
      Purchases of common stock                                                 (104)       --          --
      Proceeds from issuance of mortgage note payable                          2,200        --          --
      Proceeds from sale-leaseback transaction                                 1,368        --          --
      Proceeds from issuance of common stock                                     130         981         769
      Principal payments on long-term debt                                      (396)        (48)     (6,563)
                                                                            --------    --------    --------
                  Net cash provided by (used in) financing activities          3,198         933      (5,794)
                                                                            --------    --------    --------
                  Effect of exchange rates on cash                              --          --           244
                                                                            --------    --------    --------

Net increase (decrease) in cash and cash equivalents                            (652)     (1,226)      4,828
Cash and cash equivalents, beginning of year                                  15,325      16,551      11,723
                                                                            --------    --------    --------
Cash and cash equivalents, end of year                                      $ 14,673    $ 15,325    $ 16,551
                                                                            ========    ========    ========

Supplemental cash flow information:
      Cash paid during the year for:
                  Interest                                                  $    155    $     36    $    249
                                                                            ========    ========    ========
                  Income taxes                                              $    166    $    170    $     50
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

Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. As of June 30, 1997 and 1996, the Company has classified marketable securities of $13.8 million and $12.3 million with a maturity of less than three months as cash and cash equivalents. The Company intends to hold these securities to maturity.

Concentration of Credit Risk, Product Revenue and Major Customers

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

Net Sales produced by the Company's Communication Software Group were approximately $21.4 million, $50.0 million, and $84.2 million or 64%, 82%, and 100% of the Company's total net sales for the fiscal years ended June 30, 1997, 1996 and 1995, respectively. The Company's Communication Software Group principally includes revenues from the LANtastic NOS, i.Share, and ModemShare product lines.

Sales to one significant computer hardware and software distributor (Ingram Micro, Inc.) accounted for approximately 12% and 21% of net sales for the fiscal years ended June 30, 1996 and 1995, respectively. Sales to another significant computer hardware and software distributor (Merisel) accounted for 10% on net sales for the fiscal year ended June 30, 1995. The Company's trade accounts receivable from Ingram Micro, Inc. approximated 19% and 32% of total trade accounts receivable at June 30, 1996 and 1995, respectively. The Company's trade accounts receivable from Merisel approximated 8% at June 30, 1995.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first-out method.

Property and Equipment

Property and equipment are stated at cost. Equipment held under capital leases are stated at the lower of fair market value or the present value of minimum lease payments at the inception of the lease. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of three to seven years for furniture and equipment and 31.5 years for buildings. Equipment held under capital leases is amortized over the shorter of the lease term or estimated useful life of the asset.

Other Assets

Other assets are stated at cost and are comprised of purchased technology, trademarks and patents, goodwill and recoverable deposits. Amortization of purchased technology is calculated using the straight-line method over a five year life. Amortization of trademarks and patents is calculated using the straight-line method over the life of the trademark or patent which in most cases is ten years. Amortization of goodwill is calculated using the straight-line method over a five year life.

Income Taxes

Income taxes have been accounted for under the asset and liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Revenue Recognition

The Company recognizes revenue from product sales at the time of shipment, net of allowances for returns and price protection. Other product revenue, consisting of training and support services, is recognized when the services are provided. Gross Sales for the fiscal years ended June 30, 1997, 1996, and 1995, respectively, were $44.3 million, $68.2 million, and $96.3 million.

Product Development

Development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs would be capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Because the Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no product development costs have been capitalized to date.

Computation of Net Loss Per Common and Common Equivalent Share

Net loss per common and common  equivalent  share is computed using the weighted
average  number  of  common  shares  and  dilutive  common   equivalent   shares
outstanding during the period.

Foreign Currency Translation

The functional currency for the Company's non-U.S. subsidiaries and branches is the U.S. dollar. For these entities, inventories, equipment and other property are translated at the prevailing exchange rate when acquired. All other assets and liabilities are translated at year-end exchange rates. Inventories charged to cost of sales and depreciation are remeasured at historical rates. All other income and expense items are translated at average rates of exchange prevailing during the year. Gains and losses which result from remeasurement are included in net income (loss). Prior to July 1, 1995, the functional currency was the local currency and translation adjustments were recorded as a separate component of shareholders equity. The change to the U.S. dollar as the functional currency was not material to the consolidated financial statements.

Stock Based Compensation

Prior to July 1, 1996, the Company accounted for stock options granted under its stock incentive plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On July 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in fiscal 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

Impact of Recently Issued Accounting Standards

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" (SFAS No. 128). This statement establishes standards for computing and presenting earnings per share ("EPS"), and supersedes APB Opinion No. 15. The Statement replaces primary EPS with basic EPS and requires a dual presentation of basic and diluted EPS. The Statement is effective for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior period EPS data shall be restated to conform to SFAS No. 128. Pro forma basic and diluted EPS, as calculated under Statement 128 would have been $(1.95), $(1.27), and $(.41) for the fiscal years ended June 30, 1997, 1996, and 1995, respectively.

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 establishes requirements for disclosure of comprehensive income and becomes effective for the Company for the year ending June 30, 1999. Comprehensive income includes such items as foreign currency translation adjustments and unrealized holding gains and losses on available for sale securities that are currently being presented by the Company as a component of shareholders' equity.

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." The new standard becomes effective for the Company for the year ending June 30, 1999, and requires that comparative information from earlier years be restated to conform to the requirements of this standard.

Use of Estimates

Management of the Company has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," on July 1, 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or net realizable value (fair value less costs to sell). In connection with the restructuring actions more fully described in Note 2, the Company recorded an impairment loss on the expected disposition of excess computers and other equipment of $1.6 million which is included in the restructuring costs.

Fair Value of Financial Instruments

The carrying amounts of receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments.

The carrying value of the Company's mortgage note payable approximates fair value due to the recent date of issuance of the note (February 1997) and its payoff in connection with the expected sale of the underlying security, the Tucson, Arizona headquarters building and real estate, expected in October 1997.

Reclassifications

Certain reclassifications have been made to the 1996 and 1995 consolidated financial statements to conform to the 1997 presentation.

(2)  RESTRUCTURING COSTS

Restructuring costs in the accompanying consolidated statement of operations for the fiscal year ended June 30, 1997 include the costs of: involuntary employee termination benefits, international sales and support office closures and, related costs associated with the restructuring actions effected during that fiscal year. Employee termination benefits include severance, wage continuation, notice pay and medical and other benefits. International sales and support office closures and related costs include costs of premise and other lease terminations, losses on disposal of furniture and equipment, legal and other professional fees, and an increase in the allowance for bad debts resulting from the decision to reduce the number of international distributors, particularly in Europe. Other costs associated with the restructuring actions include expected losses on the disposition of excess computers and other equipment resulting from the significant reduction in workforce at the Company's corporate headquarters in Tucson, Arizona and lease termination costs for certain Tucson, Arizona facilities.

The restructuring actions were the result of substantially declining sales, principally LANtastic NOS products, and the attendant necessity to reduce the Company's cost structure to a level commensurate with the level and mix of operating revenues.

The restructuring actions taken during the fiscal year ended June 30, 1997 included a reduction in workforce affecting approximately 160 employees at the Company's corporate headquarters location in Tucson, Arizona, the sale of the Company's Tucson headquarters land and building in connection with the planned relocation to a smaller facility and the closure of all international sales and support offices with the exception of the United Kingdom and Japan.

Accrued restructuring costs in the accompanying June 30, 1997 consolidated balance sheet are principally comprised of accrued employee termination benefits of approximately $4.2 million and expected costs to be incurred in connection with the closure of the international sales and support offices.

(3) ACQUISITION AND DISPOSITION OF HARDWARE MANUFACTURING OPERATIONS

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

The gain of $5,735 on the sale of Eagle Technology was offset by costs associated with closing the business unit and costs associated with the decision to cease hardware development and manufacturing activities. These exit costs included severance, facility closings, inventory dispositions and other related items, and are included in "Costs to exit hardware development and manufacturing business, net of gain on disposition" in the consolidated statement of operations for the fiscal year ended June 30, 1995. Net sales and net income for the Eagle Technology business unit were $24,397 and $13, respectively, for the fiscal year ended June 30, 1995.

On June 30, 1995, the Company executed an agreement to sell its Tucson, Arizona-based local area network components manufacturing operations to a third-party manufacturer. The loss on disposition was not material to the consolidated financial statements.

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

The Company incurred direct transaction costs of approximately $625 associated with the acquisitions of Synergy, Triton and Stylus ("the acquisitions"). These costs consisted of fees for financial, legal and accounting services and were included in the allocation of the acquisition costs. The direct costs and the purchase prices of the acquisitions were allocated to the assets acquired and liabilities assumed based on their respective fair values on the dates of the acquisitions, as follows:

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
                                                            ========

In conjunction with the acquisitions, the Company recorded aggregate charges to operations of $21.7 million relating to purchased in-process technology that had not reached technological feasibility and had indeterminable alternative future use. The $3.5 million of the aggregate purchase price attributable to purchased software is being amortized over five years.

In addition, as a result of the acquisitions, the Company charged to operations other related costs totaling $5.0 million. The other related costs were principally attributable to costs associated with the product integration of Triton and Synergy technology with the Company's technology and the elimination of duplicate distribution arrangements in Europe. Other related costs included increases in allowances for returns, rotations and inventory obsolescence associated with the transition to the new technology; costs for severance and outplacement; and facility costs related to the cancellation of leases in order to support consolidated technical support and distribution.

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

(5) INVENTORIES

Inventories at June 30, 1997 and 1996 consist of the following:

                                                     1997          1996
                       Raw materials               $ 1,088        $2,167
                       Work-in-process                 261           584
                       Finished goods                1,236         1,812
                                                     2,585         4,563
                       Inventory allowances           (725)       (1,565)
                                                  $  1,860        $2,998


(6) PROPERTY AND EQUIPMENT

Property and equipment at June 30, 1997 and 1996 consist of the following:

                                                      1997          1996
                       Land                        $      --       $   807
                       Buildings and improvements         --         1,991
                       Furniture and fixtures            892         1,058
                       Computers and other equipment   6,929         9,741
                       Leasehold improvements             62            93
                                                       7,883        13,690
                       Accumulated depreciation
                          and amortization            (5,060)       (6,166)
                                                    $  2,823      $  7,524

As more fully described in Note 2, the restructuring actions commenced in June 1997 include: a substantial reduction in the Company's workforce, principally at the Company's Tucson, Arizona location; the relocation of the Tucson operations to a smaller facility and the closure of a number of international sales and support offices. As consequences of these actions, the Tucson headquarters land and building and excess furniture and equipment will be sold or disposed of. Property and equipment held for sale in the accompanying June 30, 1997 consolidated balance sheet is comprised of the expected net realizable value of excess furniture and equipment and the net book values of the Tucson land and buildings and improvements, which is expected to be sold at a net gain of approximately $1.4 million.

(7) OTHER ASSETS

Other assets at June 30, 1997 and 1996 consist of the following:

                                                             1997        1996
             Purchased technology, net of
              accumulated amortization of $984 and $283    $ 2,471     $3,172
             Trademarks and patents, net of
              accumulated amortization of $44 and $228          80        285
             Recoverable deposits and other                    197        127
                                                           $ 2,748     $3,584


(8) ACCRUED LIABILITIES

Accrued liabilities at June 30, 1997 and 1996 consist of the following:

                                                             1997       1996
             Compensation and benefits                      $  798     $1,061
             Payroll, sales and property taxes                 423        884
             Marketing                                       1,107        360
             Royalties                                         460         93
             Other                                             330        242
                                                            $3,118     $2,640



(9)  MORTGAGE NOTE PAYABLE

Mortgage note payable at June 30, 1997 consists of an 8.2% mortgage note payable secured by a deed of trust on the Company's corporate headquarters' land and building in Tucson, Arizona. The mortgage note has a 20 year amortization with a final balloon payment due at the end of 10 years.

One of the actions to be taken in connection with the restructuring of the Company's operations commenced in June 1997 (See Note 2) is the relocation of the Company's Tucson operations to a smaller facility. On July 9, 1997, the Company accepted an offer to sell the corporate headquarters land and building and two adjacent parcels for $4.1 million. As this transaction is expected to close escrow in the second quarter of the fiscal year ended June 30, 1998, the outstanding balance on the mortgage note is classified as a current liability in the accompanying June 30, 1997 consolidated balance sheet.

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

Stock Incentive Plans

On  October  20,  1994,  the  shareholders  approved  the  Company's  1994 Stock
Incentive Plan (the "1994 Plan"). The 1994 Plan provides for the grant of Incentive Stock Options, Non-qualified Stock Options, Stock Appreciation Rights (Tandem and Free-standing), Restricted Stock, Deferred Stock, Performance Units and Performance Shares to officers, key employees, non-employee directors and certain consultants of the Company.

The 1994 Plan provides that the maximum number of options that can be granted shall be 2,000,000 shares, plus 1.5% of the number of shares of common stock issued and outstanding as of January 1 of each year commencing on January 1, 1995. The maximum number of options available for grant each year shall be all previously ungranted options plus all expired and canceled options. Stock options are generally granted at a price not less than 100% of the fair market value of the common shares at the date of grant. Options become exercisable over a four-year period commencing on the date of grant. Options vest 25% at the first anniversary of the date of grant and the remaining 75% vest in equal monthly increments over the remaining three years of the vesting period. No 1994 Plan options may be exercised more than ten years from the date of grant. The 1994 Plan will terminate on the earlier of June 15, 2004, or the date upon which all awards available for issuance have been issued or canceled.

The 1994 Plan contains an automatic option grant program limited to those persons who serve as non-employee members of the Board of Directors, including any non-employee Chairman of the Board ("Eligible Directors"). After October 20, 1994, each individual who first becomes an Eligible Director shall automatically be granted a Nonqualified Option to purchase 15,000 shares of common stock. At the date of each annual shareholders' meeting, beginning with the 1995 annual shareholders' meeting, each person who is at that time serving as an Eligible Director will automatically be granted a Nonqualified Option to purchase 5,000 shares of common stock (and an additional 10,000 shares for the Eligible Director serving as Chairman of the Board), provided that such person has served as a member of the Board of Directors for at least six months. There is no limit on the number of automatic option grants that any one Eligible Director may receive. All grants to an Eligible Director under the 1994 Plan will have a maximum term of ten years from the automatic grant date. Each automatic grant will vest in three equal and successive annual installments. At June 30, 1997, there were 1,092,866 additional shares available for grant under the 1994 Plan.

Subsequent to the approval date of the 1994 Plan, the Company ceased granting of options under the Amended 1990 Stock Incentive Plan and the 1991 Director Options Plan. All options presently outstanding under these plans continue to be governed by the terms of those plans and the numbers of shares of common stock issueable upon exercise by the Company.

The per share weighted-average fair value of stock options granted during the fiscal years ended June 30, 1997 and 1996 was $.64 and $.45 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions. 1997 - expected dividend yield 0%, volatility factor of 57%, risk-free interest rate of 6.1%, and an expected life of six years: 1996 - expected dividend yield 0%, volatility factor of 58%, risk-free interest rate of 6.3%, and an expected life of six years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The Company applies APB Opinion No. 25 in accounting for its stock incentive plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss and net loss per common and common equivalent share for the fiscal years ended June 30, 1997 and 1996 would have been increased to the pro forma amounts indicated below:

                                                        1997          1996
                                                        ----          ----

      Net loss                        As reported     $(28,425)    $(18,328)
                                      Pro forma       $(28,810)    $(18,965)

      Net loss per common             As reported     $  (1.95)    $  (1.27)
      and common equivalent share     Pro forma       $  (1.98)    $  (1.31)

Pro forma net income reflects only options granted during the fiscal years ended June 30, 1997 and 1996 . Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of four years, or three years for options granted after June 1, 1997, and compensation cost for options granted prior to July 1, 1995 is not considered. Stock option activity during the periods indicated is as follows:

                                                   Number of    Weighted-Average
                                                    Shares       Exercise Price

                    Balance at June 30, 1994      1,926,550          $12.40
                    Granted                       1,745,350           10.22
                    Exercised                      (148,734)           4.98
                    Forfeited                    (1,147,052)          12.71

                    Balance at June 30, 1995      2,376,114          $10.33
                    Granted                       1,423,250            8.96
                    Exercised                      (112,848)           7.48
                    Forfeited                      (443,944)          10.81

                    Balance at June 30, 1996      3,242,572          $10.04
                    Granted                         601,000            4.56
                    Exercised                       (15,292)           3.12
                    Forfeited                    (1,508,108)           8.90

                    Balance at June 30, 1997      2,320,172          $ 9.44


The following table summarizes information about the stock options outstanding at June 30, 1997:

                                            Weighted          Weighted                         Weighted
                                             Average          Average                           Average
   Range of              Options            Remaining         Exercise         Options         Exercise
Exercise Prices        Outstanding       Contractual Life      Price         Exerciseable        Price
$  2.39-$3.13            455,500              9.78            $ 2.98             6,000          $ 2.98
$  4.36-$6.63            203,476              8.71            $ 6.10            52,587          $ 5.84
$  7.00-$7.94            286,169              7.88            $ 7.49           147,125          $ 7.55
$  8.13-$8.50            277,678              8.43            $ 8.19           146,746          $ 8.19
$  8.75-$9.94            324,616              8.12            $ 9.38           150,772          $ 9.40
$10.34-$12.25            495,600              5.79            $11.12           471,115          $11.12
$14.69-$18.00            277,133              6.80            $17.29           164,867          $17.29
$ 2.39-$18.00          2,320,172              7.93            $ 9.44         1,139,212          $10.78

At June 30, 1997 and 1996, the number of options exerciseable was 1,139,212 and 1,018,338, respectively, and the weighted-average exercise price of those options was $10.78 and $10.43, respectively.

Common stock received through the exercise of incentive stock options which are sold by the optionee within two years of grant or one year of exercise, result in a tax deduction for the Company equivalent to the taxable gain recognized by the optionee. For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to additional paid-in capital rather than as a reduction of income tax expense.

Employee Stock Purchase Plan

On October 20, 1994, the shareholders approved the establishment of an Employee Stock Purchase Plan and authorized for issuance 200,000 shares of common stock. During the fiscal years ended June 30, 1997, 1996 and 1995, 25,282, 23,362 and 8,733 shares of common stock were purchased, respectively, at prices ranging from $2.02 to $6.75 per share. At June 30, 1997, 142,623 shares of common stock were available for issuance under the plan. The plan provides for eligible participants to purchase common stock semi-annually at the lower of 85% of the market price at the beginning or end of the semi-annual period.

Stock Repurchase Program

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

(11) EMPLOYEE BENEFIT PLANS

The Company has a qualified 401(k) profit-sharing plan (defined contribution plan) which became effective July 1, 1991. The plan covers substantially all employees having at least six months of service. Participants may voluntarily contribute to the plan up to the maximum limits imposed by Internal Revenue Service regulations. The Company will match up to 50% of the participants' annual contributions up to 3% of the participants' compensation. Participants are immediately vested in the amount of their direct contributions and vest over a five-year period, as defined by the plan, with respect to the Company's contribution. The Company's profit-sharing plan expense for this plan was $138, $198, and $242 for the fiscal years ended June 30, 1997, 1996 and 1995, respectively.

During 1992, the Company established a defined contribution plan covering certain of its non-U.S. employees. The plan provides for contributions by the Company based on a percentage of the employees' compensation. The plan provides for voluntary contributions by employees in addition to those of the Company.
The Company's profit-sharing plan expense for non-U.S. employees was not material for the fiscal years ended June 30, 1997, 1996 and 1995.

(12) INCOME TAXES

Components of the income tax benefit for the fiscal years ended June 30 follow:


                                     Current      Deferred      Total


         1997:
                  Federal           $ (4,300)     $  3,509      $(  791)
                  State                   --           743          743
                  Total             $ (4,300)     $  4,252      $(   48)

         1996:
                  Federal           $ (5,008)     $     --      $(5,008)
                  State                   --        (   35)      (   35)
                  Foreign                 50            --           50
                  Total             $ (4,958)     $ (   35)     $(4,993)

         1995:
                  Federal           $ (3,386)     $    (41)     $(3,427)
                  State                   --          (560)        (560)
                  Total             $ (3,386)     $   (601)     $(3,987)



The income tax benefit differs from the amount computed by applying the statutory Federal income tax rate to the loss before income taxes. The sources and tax effects are as follows:

                                                            1997               1996           1995


     Computed "expected" tax benefit                    $ (9,681)          $ (7,929)      $ (3,442)
     State and foreign income taxes                           --                 50            114
     Non-deductible in-process technology write-offs          --              3,040             --
     Change in beginning of year valuation allowance       4,244                 --             --
     Nontaxable interest income                               --                 --           (311)
     Other                                                 5,389                 --             --

     Total income tax benefit                           $ (   48)         $ (4,993)       $ (3,987)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1997 and 1996 are presented below:

                                                             1997        1996

Deferred tax assets:
    Purchased technology                                  $    504    $  1,559
    Allowances for doubtful accounts and returns             1,596       1,033
    Allowances for inventory obsolescence, direct labor
         and overhead capitalization                           356         727
    Accrued compensation and benefits                          208         440
    Accrued restructuring costs                              1,869        --
    Other accrued liabilities                                  571         168
    Federal net operating loss carryforwards                 2,983        --
    State net operating loss carryforwards                   2,701         810
             Gross deferred tax assets                      10,788       4,737
             Less valuation allowance                      (10,641)       --
             Net deferred tax assets                           147       4,737


Deferred tax liabilities:
    Prepaid expenses                                           147         176
    Depreciation and amortization                             --           317
             Gross deferred tax liabilities                    147         493
             Net deferred tax assets                      $   --      $  4,244

As of June 30, 1997, the valuation allowance has increased $10,641 to equal the entire net deferred tax asset balance. In the assessment of the recognition of a valuation allowance, the Company considered recent operating losses experienced during the Company's transition from a company with primarily a hardware orientation, focused solely on small business networking to a PC software company with a more diversified technology and product portfolio, the expected future impact of the restructuring actions affected during the fiscal year, the uncertainty in estimating the magnitude and timing of the revenue contribution from products expected to be released over the next several quarters and the expiration dates of State net operating loss carryforwards.

As of June 30, 1997, the Company has federal net operating losses available for carryforward of $8.8 million, which expire in the year 2012.

(13) LEASE COMMITMENTS

Operating Leases

The Company leases office, manufacturing and storage space, vehicles, and equipment under noncancelable operating lease agreements expiring through 2002. These leases contain renewal options, and the Company is responsible for certain executory costs, including insurance, maintenance, taxes and utilities. Total rent expense for these operating leases was approximately $955, $699, and $1,690 for the fiscal years ended June 30, 1997, 1996 and 1995, respectively.

The approximate minimum rental commitments under noncancelable operating leases that have remaining noncancelable lease terms in excess of one year at June 30, 1997 were as follows:

                           Years Ending            Future Minimum
                             June 30               Lease Payments

                              1998                       $1,048
                              1999                          856
                              2000                          560
                              2001                          240
                              2002                            4

Capital Leases

In December 1996, the Company entered into a sale-leaseback transaction for computer equipment and software with an aggregate value of approximately $1,350. The underlying lease, classified as a capital lease, includes a 10% purchase option and requires monthly payments of approximately $42 during its three-year term. At June 30, 1997 and 1996, the gross amount of plant and equipment held under capital leases were as follows:

                                                     1997           1996

              Equipment                             $1,536        $    158
              Less accumulated amortization         $  332        $     26
                                                    $1,204        $    134


Amortization of assets held under capital leases is included with depreciation expense.

The following is a schedule of future minimum lease payments under all capital leases together with the present value of net minimum leases payments, as of June 30, 1997:

              Year Ended June 30

              1998                                               $  544
              1999                                                  506
              2000                                                  258
                   Total minimum lease payments                  $1,308

              Less; amount representing interest
                  (at rates ranging from 8.25% to 9.0%)             136
              Present value of net minimum lease
                 payments including current portion of $458      $1,172



(14) CONTINGENCIES

The Company is subject to lawsuits and other claims arising in the ordinary course of its operations. In the opinion of management, based on consultation with legal counsel, the effect of such matters will not have a material adverse effect on the Company's financial position.

(15) DOMESTIC AND INTERNATIONAL OPERATIONS

A summary of domestic and international net sales and international assets for the fiscal years ended June 30 follows:


                                          1997            1996            1995

     Domestic                           $24,472         $42,705         $52,051
     International                        8,937          18,267          32,192
              Net sales                 $33,409         $60,972         $84,243

     International assets               $ 1,095         $ 1,795         $ 2,135

(16) QUARTERLY RESULTS (UNAUDITED)

The following table presents selected unaudited quarterly operating results for the Company's eight quarters ended June 30, 1997. The Company believes that all necessary adjustments have been made to present fairly the related quarterly results.

                                       First         Second        Third         Fourth
Fiscal 1997                            Quarter       Quarter       Quarter       Quarter       Total
Net Sales                             $ 11,120      $  9,505      $  8,452      $  4,332     $ 33,409
Gross Profit                             7,190         6,389         5,418         2,064       21,061
Operating loss                          (5,448)       (2,940)       (5,168)      (15,568)     (29,124)
Net loss                                (3,385)       (1,950)       (3,663)      (19,427)     (28,425)
Net loss per common and
    common equivalent share           $   (.23)     $   (.13)     $   (.25)     $  (1.34)    $  (1.95)

Fiscal 1996

Net Sales                             $ 14,980      $ 14,325      $ 15,171      $ 16,496     $ 60,972
Gross Profit                             9,432         9,286        10,861        11,547       41,126
Operating income (loss)                    410       (14,414)      (11,848)        1,014      (24,838)
Net income (loss)                          464       (13,234)       (6,507)          949      (18,328)
Net income (loss) per common and
common equivalent share               $    .03      $   (.91)     $   (.45)     $   (.06)    $  (1.27)

(17) SUPPLEMENTAL FINANCIAL INFORMATION

A summary of additions and deductions related to the allowances for accounts receivable and inventories for the fiscal years ended June 30, 1997, 1996 and 1995 follows:

                                                   Balance at                                Balance at
                                                   Beginning                                   End of
                                                     of Year     Additions    Deductions        Year
         Allowances for doubtful accounts and returns:

         Year ended June 30, 1997                   $ 3,261      $12,321       $(11,592)        $3,990

         Year ended June 30, 1996                   $ 2,800      $11,160       $(10,699)        $3,261


         Year ended June 30, 1995                   $ 2,217      $13,802       $(13,219)        $2,800




         Allowances for inventory obsolescence:

         Year ended June 30, 1997                   $ 1,565      $   884       $ (1,724)        $   725

         Year ended June 30, 1996                   $   600      $ 3,015       $ (2,050)        $ 1,565


         Year ended June 30, 1995                   $ 1,088      $ 6,671       $ (7,159)        $   600

18. SUBSEQUENT EVENTS

In July  1997,  the  Company  entered  into an  agreement  to  sell  its  Tucson headquarters land and building for approximately $4.1 million. The Company anticipates a gain on the sale of the building and land of approximately $1.5 million. The escrow is expected to close in the second quarter of fiscal 1998.

Item  9.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure.
---------------------

Not applicable

                                    PART III

Certain information required by Part III is omitted from this Report by virtue of the fact that the Company has filed with the Securities and Exchange Commission, pursuant to Regulation 14A, within 120 days after the end of the fiscal year covered by this Report, a definitive proxy statement (the "1997 Proxy Statement") relating to the Company's Annual Shareholders' Meeting to be held November 3, 1997. Certain information included in the 1997 Proxy Statement is incorporated herein by reference. The Company disseminated the 1997 Proxy Statement to shareholders beginning on September 24, 1997.

Item 10.  Directors and Executive Officers of the Registrant.
-------------------------------------------------------------

The information concerning the Company's directors required by this item is contained in "Election of Directors" and "Nominees for Election," page 3, "Incumbent Directors," pages 3-4, "Meetings and Committees of the Board of Directors," page 5 of the 1997 Proxy Statement, and is incorporated herein by reference. The information concerning the Company's executive officers required by this item is contained in Part I, Item 4 of this Report under the caption "Executive Officers of the Registrant," and is incorporated herein by reference.

Item 11.  Executive Compensation.
---------------------------------

The information required by this item is contained in "Executive Compensation," "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," "Director Compensation," "Employment Agreements and Termination of Employment and Change in Control Arrangements," "Compensation Committee Interlocks and Insider Participation," "Report of the Compensation Committee," and "Comparison of Stock Performance," pages 6-14, of the 1997 Proxy Statement, and is incorporated herein by reference. Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Exchange Act that might incorporate future filings, including this Annual Report on Form 10-K, the "Report of the Compensation Committee" and "Comparison of Stock Performance" in the 1997 Proxy Statement shall not be incorporated by reference into any such filings, and such information shall be entitled to the benefits provided in Item 402(a)(9) of Regulation S-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------

The information required by this item is contained in "Security Ownership of Certain Beneficial Owners and Management," page 15 -16 of the 1997 Proxy Statement, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.
---------------------------------------------------------

The information required by this item is contained in "Certain Relationships and Related Transactions," page 10 of the 1997 Proxy Statement, and is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
---------------------------------------------------------------------------

(a)      Financial Statements and Financial Statement Schedules.
         -------------------------------------------------------

         An Index to financial statements and financial statement schedules is located on page 24 hereof.

(b)      Reports on Form 8-K.
         --------------------

         The Company filed a report on Form 8-K dated November 12, 1996, announcing the resignation of Joel J. Kocher as President and Chief Operating Officer effective November 8, 1996.

         The Company filed a report on Form 8-K dated August 27, 1997, announcing the departure of Gary R. Acord as Vice President and Chief Financial Officer effective August 28, 1997 and the appointment of the Company's Controller, Kirk D. Mayes as Acting Principal Financial Officer.

         The Company filed a report on Form 8-K dated September 17, 1997, announcing the resignation of William C. Keiper as Chairman of the Board of Directors effective September 12, 1997 and resignation as Chief Executive Officer effective September 30, 1997. The Company appointed Jerry Goldress as Chairman of the Board of Directors and Principal Executive Officer.

(c)      Exhibits.
         ---------

Designation      Description                                                                           Page or Method of Filing

3.01             Certificate of Incorporation.                                                                   (1)

3.02             Bylaws.                                                                                         (1)

4.01             Specimen Common Stock Certificate.                                                              (1)

4.02             Rights Agreement, dated as of December 23, 1994, between Artisoft, Inc. and Bank
                 One, Arizona, NA, including the Certificate of Designation of Rights Preferences
                 and Privileges of Series A Participating Preferred Stock, the Form of Rights Certificate
                 and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.                (6)

10.01            Amended 1990 Stock Incentive Plan of the Registrant.                                            (1)

10.02            1991 Director Option Plan of the Registrant.                                                    (1)

10.03            Artisoft, Inc. 1994 Stock Incentive Plan.                                                       (5)

10.04            Artisoft, Inc. Employee Stock Purchase Plan.                                                    (5)

10.05            Employment Agreement, dated as of October 23, 1995, between
                 William C. Keiper and the Registrant.                                                           (11)

10.06            Employment Agreement, dated as of October 26, 1995, between
                 Joel J. Kocher and the Registrant                                                               (11)

10.07            Form of Indemnification Agreement entered into between the
                 Registrant and its Directors.                                                                   (1)

10.08            International Distributorship Agreement, dated July 31, 1992, between
                 the Registrant and Canon System Globalization, Inc.                                             (2)

10.09            Asset Purchase Agreement between Artisoft, Inc. and Anthem
                 Electronics, Inc.                                                                               (4)

10.10            Asset Purchase Agreement between Artisoft, Inc. and Microdyne
                 Corporation dated as of January 6, 1995.                                                        (7)

10.11            Outsource Manufacturing Agreement dated June 30, 1995 between
                 ECS, Inc. and the Registrant.                                                                   (8)

10.12            Stock Purchase Agreement dated December 21, 1995 among Artisoft, Inc.
                 and David J. Saphier, Floyd Roberts and Peter Byer regarding the purchase
                 of all of the outstanding common stock of Triton Technologies, Inc.                             (9)

10.13            Asset Purchase Agreement dated February 13, 1996 between Artisoft, Inc.
                 and Stylus Innovation Incorporated and Michael Cassidy, John W. Barrus,
                 Laura Macfarlane, Robert H. Rines and Krisztina Holly (the Stylus Shareholders).                (10)

11.01            Computation of net loss per share.                                                              Page 44

22.01            Subsidiaries of the Registrant.                                                                 Page 44

23.01            Consent of Independent Public Accountants.                                                      Page 44

24.01            Powers of Attorney.                                                                             See Signature Page

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-42046) or amendments thereto, filed with the Securities and Exchange Commission on August 5, 1991.
(2) Incorporated by reference to the Company's Annual Report on Form 10-K for fiscal 1992 ended June 30, 1992.
(3) Incorporated by reference to the Company's Annual Report on Form 10-K for fiscal 1993 ended June 30, 1993.
(4)  Incorporated by reference to the Company's Form 8-K dated January 4, 1994.
(5) Incorporated by reference to the Company's Annual Report on Form 10-K for fiscal 1994 ended June 30, 1994.
(6)  Incorporated  by reference  to the  Company's  Form 8-K dated  December 22,
     1994.
(7)  Incorporated  by reference  to the  Company's  Form 8-K dated  February 10,
     1995.
(8) Incorporated by reference to the Company's Annual Report on Form 10-K for fiscal 1995 ended June 30, 1995.
(9)  Incorporated  by reference  to the  Company's  Form 8-K dated  December 21,
     1995.
(10) Incorporated  by reference  to the  Company's  Form 8-K dated  February 13,
     1996.
(11) Incorporated by reference to the Company's Annual Report on Form 10-K for fiscal 1996 ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ARTISOFT, INC.

Date:  September 22, 1997       By    /s/ William C. Keiper
                                      William C. Keiper, Chief Executive Officer

                            SPECIAL POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that the undersigned, constitutes and appoints WILLIAM C. KEIPER and KIRK D. MAYES, and each of them, his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Form 10-K Annual Report, and to file the same with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents, or each of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                                 Title                                                         Date
/s/ William C. Keiper                       Chief Executive Officer                                       September 22, 1997
 William C. Keiper

/s/ Kirk D. Mayes                           Corporate Controller, Principal Accounting Officer and
Kirk D. Mayes                               (Acting Principal Financial Officer)                          September 22, 1997

/s/ Kathryn A. Braun                        Director                                                      September 22, 1997
Kathryn A. Braun

/s/ Michael P. Downey                       Director                                                      September 22, 1997
Michael P. Downey

/s/ Jerry E. Goldress                       Director                                                      September 22, 1997
Jerry E. Goldress

/s/ Jock Patton                             Director                                                      September 22, 1997
Jock Patton

/s/ T. Paul Thomas                          Director                                                      September 22, 1997
T. Paul Thomas

                                  EXHIBIT INDEX

                                                                    Sequentially
                                                                      Numbered
Exhibit             Description                                         Page

11.01               Computation of net income (loss) per share.          44

 22.01              Subsidiaries of the Registrant.                      45

 23.01              Consent of Independent Public Accountants.           46
                                       43