Form 10-Q
period 1997-09-30
ARTISOFT INC
filed 1997-11-14
CIK 877931

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

For the quarterly period ended September 30, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       Commission File Number 000 - 19462
                                 ARTISOFT, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                               86-0446453
-------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation)              (IRS employer identification number)

                       One South Church Avenue, Suite 2200
                              Tucson, Arizona 85701
                                 (520) 670-7100
                      -------------------------------------
               (Address, including zip code, and telephone number,
                      including area code, of registrant's
                          principal executive offices)

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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 14, 1997).

                 Common stock, $.01 par value: 14,528,964 shares

================================================================================

                         Artisoft Inc. and Subsidiaries
                                      INDEX




                                                                           Page
PART I.    FINANCIAL INFORMATION

     Item 1.  Financial Statements

                Consolidated Balance Sheets-
                   September 30, 1997 and June 30, 1997                      3

                Consolidated Statements of Operations-
                   Three Months Ended
                   September 30, 1997 and 1996                               4

                Consolidated Statements of Cash Flows-
                   Three Months Ended September 30, 1997
                   and 1996                                                  5

                Notes to Consolidated Financial Statements                  6-8

     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations               9-18


PART II.   OTHER INFORMATION

     Item 1.  Legal Proceedings                                              19

     Item 2. Changes in Securities                                           19

     Item 3. Defaults Upon Senior Securities                                 19

     Item 4. Submission of Matters to a Vote by Security Holders             19

     Item 5. Other Information                                               19

     Item 6.  Exhibits and Reports on Form 8-K                               19



SIGNATURES                                                                   20



EXHIBITS

     11       Computation of Net Income Per Share                            21

     27       Financial Data Schedule                                        22

                         Artisoft, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                                  September 30,  June 30,
ASSETS                                                                                1997         1997
                                                                                      ----         ----
                                                                                   (unaudited)
Current assets:
     Cash and cash equivalents                                                      $ 13,337    $ 14,673
     Receivables:
       Trade accounts, net                                                             3,844       5,011
       Income taxes                                                                    4,300       4,300
       Notes and other                                                                   518         580
     Inventories                                                                       1,786       1,860
     Prepaid expenses                                                                    689         833
     Property and equipment held for sale                                              2,499       2,543
                                                                                    --------    --------
         Total current assets                                                         26,973      29,800
                                                                                    --------    --------


Property and equipment                                                                 7,895       7,883
     Less accumulated depreciation and amortization                                   (5,322)     (5,060)
                                                                                    --------    --------
         Net property and equipment                                                    2,573       2,823
                                                                                    --------    --------

Other assets                                                                           2,565       2,748
                                                                                    --------    --------
                                                                                    $ 32,111    $ 35,371
                                                                                    ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                               $    925    $  1,345
     Accrued liabilities                                                               2,574       3,118
     Accrued restructuring costs                                                       2,539       4,950
     Mortgage note payable                                                             2,181       2,182
     Current portion of capital lease obligations                                        468         458
                                                                                    --------    --------
         Total current liabilities                                                     8,687      12,053
                                                                                    --------    --------

Capital lease obligations,
     net of current portion                                                              582         714

Commitments and contingencies                                                           --          --

Shareholders' equity:
     Preferred stock, $1.00  par value. Authorized 11,433,600 shares; none issued       --          --
     Common stock, $.01 par value.  Authorized 50,000,000 shares;
       issued  27,849,464 shares at September 30,
       1997 and June 30, 1997                                                            278         278
     Additional paid-in capital                                                       96,227      96,227
     Retained accumulated deficit                                                     (3,879)     (4,117)
     Less treasury stock, at cost, 13,320,500 shares at September 30,
       1997 and June 30, 1997                                                        (69,784)    (69,784)
                                                                                    --------    --------
         Total shareholders' equity                                                   22,842      22,604
                                                                                    --------    --------
                                                                                    $ 32,111    $ 35,371
                                                                                    ========    ========

          See accompanying notes to consolidated financial statements.

                         Artisoft, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 Three Months Ended September 30, 1997 and 1996
                    (in thousands, except per share amounts)

                                                                   Three Months Ended
                                                                      September 30,
                                                                     1997      1996
                                                                     ----      ----

Net sales                                                         $  6,725   $ 11,120
Cost of sales                                                        1,454      3,930
                                                                  --------   --------

         Gross profit                                                5,271      7,190
                                                                  --------   --------

Operating expenses:
         Sales and marketing                                         2,698      7,005
         Product development                                         1,791      2,390
         General and administrative                                    657      1,438
         Restructuring costs                                          --        1,805
                                                                  --------   --------
                  Total operating expenses                           5,146     12,638
                                                                  --------   --------

Income (loss) from operations                                          125     (5,448)

Other income, net                                                      113        192
                                                                  --------   --------

         Income (loss) before income taxes                             238     (5,256)

Income tax provision (benefit)                                        --       (1,871)
                                                                  --------   --------

Net income (loss)                                                      238     (3,385)
                                                                  --------   --------

Net income (loss) per common and common
         equivalent share                                         $    .02   $   (.23)
                                                                  --------   --------

Shares used in per share calculation                                14,555     14,524
                                                                  --------   --------

          See accompanying notes to consolidated financial statements.

                         Artisoft, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                       Three Months Ended
                                                                          September 30,
                                                               -----------------------------------
                                                                      1997          1996
                                                                      ----          -----
                                                                   (unaudited)
Cash flows from operating activities:
     Net income (loss):                                             $    238      $ (3,385)
     Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
         Depreciation and amortization                                   499           718
         Deferred income taxes                                          --          (1,871)
         (Gain) Loss from disposition of property, net                    12            (1)
         Change in accounts receivable and inventory allowances       (1,982)       (1,718)
         Tax benefit of disqualifying dispositions                      --              14
      Changes in assets and liabilities,
         Receivables
             Trade accounts                                            2,776         4,482
             Income taxes                                               --             929
             Notes and other                                              62           530
         Inventories                                                     447           206
         Prepaid expenses                                                144          (504)
         Accounts payable and accrued liabilities                       (964)        1,861
         Accrued restructuring costs                                  (2,411)         --
         Income taxes payable                                           --            (127)
         Other assets                                                   --             (67)
                                                                    --------      --------
            Total adjustments                                         (1,417)        4,452
                                                                    --------      --------

            Net cash provided by (used in) operating activities       (1,179)        1,067
                                                                    --------      --------

Cash flows from investing activities:
     Proceeds from sale of property and equipment                         26            13
     Purchases of property and equipment                                 (61)         (550)
                                                                    --------      --------

            Net cash (used in) investing activities                      (35)         (537)
                                                                    --------      --------

Cash flows from financing activities:
     Proceeds from exercise of stock options                            --              23
     Principal payments on long term debt                               (122)          (26)
                                                                    --------      --------

            Net cash (used in) financing activities                     (122)           (3)
                                                                    --------      --------
Net increase (decrease) in cash and cash equivalents                  (1,336)          527
Cash and cash equivalents at beginning of period                      14,673        15,325
                                                                    --------      --------

Cash and cash equivalents at end of period                            13,337        15,852
                                                                    --------      --------

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

         The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments (of a normal recurring nature) which are necessary for a fair presentation of the financial results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K. The results of operations for the three months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.


(2)      Computation of Net Income Per Share

         Net income per common and common equivalent share is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during the period.



(3)      Restructuring Cost

         The accrued restructuring costs in the accompanying consolidated balance sheet at September 30, 1997 include the costs of: involuntary employee termination benefits, international sales and support office closures and related costs associated with the restructuring actions effected during the fiscal year ended June 30, 1997. Employee termination benefits include severance, wage continuation, notice pay and medical and other benefits. Other costs associated with the restructuring include international sales and support office closures and related costs of premise and other lease terminations, legal and other professional fees.

The accrued restructuring costs at September 30, 1997 principally consist of the following:

                              Employee Termination                                     Total Accrued
                                    Benefits            Office Closure Costs        Restructuring Costs
                                    --------            --------------------        -------------------
Balance at June 30, 1997           $4,200,000                 $750,000                  $4,950,000

Cash paid for employee
termination benefits               (1,859,000)                     -                    (1,859,000)

Cash paid for office closure costs        -                   (415,000)                   (415,000)

Reduction in estimate of
future restructuring costs           (137,000)                     -                      (137,000)
                                   ----------                 --------                  ----------

Balance at September 30, 1997      $2,204,000                 $335,000                  $2,539,000
                                   ----------                 --------                  ----------


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



(5)      Inventories

         Inventories at September 30, 1997 and June 30, 1997 consist of the following (in thousands):


                                              September 30,    June 30,
                                                  1997           1997
                                                  ----           ----

              Raw materials                     $  1,024       $  1,088
              Work-in-process                        233            261
              Finished goods                         880          1,236
                                                --------       --------
                                                   2,137          2,585
              Inventory allowances                  (351)          (725)
                                                --------       --------
                                                $  1,786       $  1,860
                                                ========       ========

(6)      Property and Equipment

         Property and equipment at September 30, 1997 and June 30, 1997 consist of the following (in thousands):

                                            September 30,          June 30,
                                               1997                 1997
                                               ----                 ----

Land                                         $    -              $     -
Buildings and improvements                        -                    -
Furniture and fixtures                           892                  892
Computers and other equipment                  6,941                6,929
Leasehold improvements                            62                   62
                                             -------              -------
                                               7,895                7,883
Accumulated depreciation and
amortization                                  (5,322)              (5,060)
                                             -------              -------
                                             $ 2,573              $ 2,823
                                             =======              =======


         As more fully described in Note 3, the restructuring actions commenced in June 1997 included a relocation of the Company's Tucson operations to a smaller facility in October 1997 and the closure of a number of international sales and support offices. Property and equipment held for sale in the accompanying September 30, 1997 consolidated balance sheet is comprised of the expected net realizable value of excess furniture and equipment and the net book values of the Tucson land and buildings and improvements.

On October 31, 1997 the escrow on the sale of the Company's Tucson land and buildings and improvements closed. The Company realized net cash proceeds of $1.6 million and an associated net gain of approximately $1.3 million.

(7)      Other Assets

         Other assets at September 30, 1997 and June 30, 1997 consist of the following (in thousands):

                                                         September 30,  June 30,
                                                             1997         1997
                                                             ----         ----

         Trademarks and patents, net of
             accumulated amortization of $50 and $44       $    75      $    80
         Purchased technology, net of
             accumulated amortization of $1,157 and $984     2,298        2,471
         Recoverable deposits and other                        192          197
                                                           -------      -------
                                                           $ 2,565      $ 2,748
                                                           =======      =======


(8)      Subsequent Event

         On September 30, 1997 William C. Keiper resigned as Chief Executive Officer of the Company. The Company paid Mr. Keiper severance and other performance related benefits of $681,000 on October 1, 1997.

                         Artisoft, Inc. and Subsidiaries

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations


                  Net Sales. The Company's net sales for the quarter ended September 30, 1997 were $6.7 million, a decrease of 40% from net sales of $11.1 million for the corresponding quarter of fiscal 1997. Net sales for the quarter ended September 30, 1997 increased 56% from the previous quarter's net sales of $4.3 million. The decrease in net sales as compared to the corresponding quarter in fiscal 1997 was principally due to the decline in sales of the Company's LANtastic network operating system(NOS) products. The sequential increase in net sales as compared to the previous quarter's net sales was principally the result of the effect of channel inventory reserves recorded during the quarter ended June 30, 1997. Also contributing to the increase in net sales was the release of Visual Voice Pro 4.0 in August 1997.

         The Company distributes its products in both the U.S. and international markets. U.S. sales decreased 35% to $5.1 million (76% of net sales) for the quarter ended September 30, 1997, from $7.9 million (71% of net sales), for the same quarter a year ago. The decrease in U.S. net sales for the quarter ended September 30, 1997, as compared to the corresponding period in fiscal 1997, primarily resulted from the decline in sales of LANtastic NOS products in the U.S. distribution channels and actions taken during the quarter ended September 30, 1997 to maintain U.S. distribution channel inventories at a level commensurate with U.S. sell through levels partially offset by increases in U.S. sales of the Company's computer telephony products.

         International sales decreased 50% to $1.6 million (24% of net sales), for the quarter ended September 30, 1997, from $3.2 million (29% of net sales), for the same quarter a year ago. The decrease in international net sales for the quarter ended September 30, 1997, as compared to the corresponding period in fiscal 1997, primarily resulted from the decline in sales of LANtastic NOS products in Europe, offset to a minor extent by sales of new products. Also contributing to the decline in international sales was the closure of several of the Company's international sales and support offices and the attendant disruption to customer relationships.

         Gross Profit. The Company's gross profit was $5.3 million and $7.2 million for the quarters ended September 30, 1997 and 1996, respectively (79% and 65% of net sales, respectively). The net decrease in aggregate dollars of gross profit margin for the quarter ended September 30, 1997, as compared to the corresponding period in fiscal 1997, was primarily the result of the decline in net sales. The increase in gross profit margin percentage was due to the following factors: cost efficiencies achieved at the Company's distribution center due to the restructuring actions taken during the quarter ended June 30, 1997, decreased software licensing fees and product translation costs and increased sales of higher margin software-only content products during the quarter ended September 30, 1997. Gross profit margins may fluctuate from quarter to quarter due to changes in net sales, product mix, pricing actions and changes in sales and inventory allowances.

         Sales and Marketing. Sales and marketing expenses were $2.7 million and $7.0 million for the quarters ended September 30, 1997 and 1996, respectively, (40% and 63% of net sales, respectively). The decrease in sales and marketing expenses in both aggregate dollars and as a percentage of net sales for the quarter ended September 30, 1997 as compared to the corresponding quarter in fiscal 1997, is principally due to the cost efficiencies achieved following the termination of sales, marketing and support personnel during the quarter ended June 30, 1997. In addition, the closure of several of the Company's international sales and support offices contributed to the decrease in sales and marketing expenses.

         Product Development. Product development expenses were $1.8 million and $2.4 million for the quarters ended September 30, 1997 and 1996, respectively, (27% and 21% of net sales, respectively). The decrease in aggregate dollars for product development expenses for the quarter ended September 30, 1997 as compared to the corresponding quarter in fiscal 1997 is principally attributable to certain restructuring actions taken during the quarter ended June 30, 1997 which reduced product development staffing levels at the Company's Tucson, Arizona headquarters. The increase in product development expenses as a percentage of net sales for the quarter ended September 30, 1997 as compared to the corresponding quarter in fiscal 1997 is due principally to the addition of product development personnel in the computer telephony and PC communications segments, both in connection with the acquisitions of the three software companies in fiscal 1996 and subsequent thereto the expansion and acceleration of development efforts in those segments. The reduction in net sales for the quarter ended September 30, 1997 as compared to the corresponding quarter in fiscal 1997 also contributed to the increase in product development expenses as a percentage of net sales.

         General and Administrative. General and administrative expenses were $.7 million and $1.4 million for the quarters ended September 30, 1997 and 1996, respectively, (10% and 13% of net sales, respectively). The decrease in aggregate dollars for general and administrative expenses for the quarter ended September 30, 1997, as compared to the corresponding quarter in fiscal 1997 is principally attributable to reductions in personnel effected during the quarter ended September 30, 1996 and additional cost reductions achieved in the quarters ended March 31, 1997 and June 30, 1997 resulting from further administrative staff reductions The decrease in general and administrative expenses as a percentage of net sales for the quarter ended September 30, 1997, as compared to the corresponding quarter in fiscal 1997, is principally the result of the aforementioned administrative staffing reductions partially offset by the reduction in net sales.

         Restructuring Cost. During the quarter ended September 30, 1996, primarily in response to lower than expected sales of LANtastic NOS products during the quarter and attendant uncertainty as to future sales levels of NOS products, the Company elected to take two principal actions; first, to realign the resources of the Company to accelerate the development, delivery and customer adoption of new computer telephony and communications products and, second, to reduce the Company's operating expenses. The effect of the realignment was to increase the Company's investment in product development, marketing and channel development in the high growth computer telephony and communications segments of the business and thereby bring more focus to the delivery of products in these areas, as well as to support continuing differentiation for LANtastic in the future. The restructuring costs recorded for the quarter ended September 30, 1996 was $1.8 million.

         Other Income, Net. For the quarter ended September 30, 1997, other income, net, decreased to $113,000, from $192,000 in the corresponding quarter of fiscal 1997. The decrease for the quarter ended September 30, 1997, resulted principally from interest expense incurred during the quarter ended September 30, 1997 due primarily to a $1.4 million sale-leaseback of computer equipment and related software in December 1996. Additionally, the Company entered into a $2.2 million mortgage loan transaction in February 1997.

         Income Tax Provision (Benefit). The Company's effective income tax rate for the quarter ended September 30, 1997, was 0% compared to an effective rate of (36%) in the corresponding quarter of fiscal 1997. The Company did not recognize tax expense for the quarter ended September 30, 1997 due to the carryforward of federal and state net operating losses.


Liquidity and Capital Resources

         The Company had cash and cash equivalents of $13.3 million at September 30, 1997, compared to $14.7 million at June 30, 1997, and working capital of $18.3 million at September 30, 1997 compared to $17.7 million at June 30,

1997. The decrease in cash and cash equivalents was principally the result of severance payments associated with the Company's restructuring actions effected during the quarter ended June 30, 1997.

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


Recent Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share"(SFAS No. 128). This statement establishes standards for computing and presenting earnings per share ("EPS"), and supersedes APB Opinion No. 15. The Statement replaces primary EPS with basic EPS and requires a dual presentation of basic and diluted EPS. The Statement is effective for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior period EPS data shall be restated to conform to Statement
128. The proforma effect of the Company adopting Statement 128 is that basic and diluted EPS would have been $ .02 and $ .02 for the quarter ended September 30, 1997 and $ (.23) and $ (.23) for the quarter ended September 30, 1996.

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 establishes requirements for disclosure of comprehensive income and becomes effective for the Company for the year ending June 30, 1999.

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". The new standard becomes effective for the Company for the year ending June 30, 1999, and requires that comparative information from earlier years be restated to conform to the requirements of this standard.

Risk Factors

     Competition. The computer software and telephony industry is highly competitive and is characterized by rapidly changing technology and evolving industry standards. The Company's products compete with products available from numerous companies, many of which have substantially greater financial, technological, production, sales and marketing and other resources, as well as greater name recognition and larger customer bases, than the Company. As a result, these competitors may be able to respond more quickly and effectively to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion, sales and support of their products than the Company. Competition in the PC industry is likely to intensify as current competitors expand their product lines, more features are included in operating systems (e.g., Windows 95 and Windows NT), motherboards and microprocessors, and as new companies enter the markets or segments in which the Company currently competes. The industry is also characterized by a high degree of consolidation which favors companies with greater resources than those of the Company. Consequently, the Company expects to continue to experience increased competition, which could result in significant price reductions, loss of market share and lack of acceptance of new products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company's products will be able to compete successfully with other products offered presently or in the future by other vendors.

Networking

     The Company's major competitors in the small business networking market are Microsoft Corporation (Microsoft) and Novell, Inc. (Novell). Both of these companies have substantially greater financial, technological, production and sales and marketing resources than those of the Company.

     Management believes that the inclusion of networking capabilities (printer, file and application sharing) in Microsoft's Windows 95 operating system (released in August 1995) has had a detrimental impact on sales of the Company's LANtastic NOS products. Windows 95 is pre-loaded on virtually all Pentium processor-based personal computers currently sold worldwide. The impact of Windows 95 has been compounded by the dominance and visibility of Microsoft in the personal computer software market and the more rapid than expected upgrade by small businesses to Pentium PC's. In August 1996, Microsoft released Windows NT 4.0, a client server network version of the Windows operating system. Management believes that the workstation version of Windows NT 4.0 which, like Windows 95, includes peer-to-peer networking capabilities and is pre-loaded on Pentium PC's, has provided significant direct competition to the LANtastic NOS in the small business networking market. Further, business applications software vendors appear to be rapidly adapting their products to Windows NT. Management believes that this trend combined with the fact that DOS, Windows 3.x and Windows 95 clients are compatible with the NT server has provided and will continue to provide substantial competitive pressure on sales of LANtastic NOS products. In the spring of 1997, Microsoft released a small business server that runs on Microsoft NT 4.0. This client server network version of the Windows operating system is designed to meet the buying requirements of small businesses and could further substantially reduce opportunities for LANtastic technologies to add value for small business customers. This small business solution could further diminish demand for LANtastic.

     The Company expects Microsoft to launch the Windows 98 operating system in May 1998. Windows 98 may have additional networking features that further undermine the future sales of the Company's LANtastic NOS products. In addition, press reports suggest that Microsoft will be releasing Windows NT 5.0 in the next 9 to 15 months. Management believes that the features and functionality included in the Windows NT 5.0 client server network version of the Windows operating system, could detrimentally impact the future sales of LANtastic NOS, i.Share and ModemShare product lines.

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


PC Communications.

     The principal distribution channel for the Company's remote control product, CoSession Remote, is through OEM arrangements with PC manufacturers. The Company has announced the November 1997 release of the 32-bit retail version of CoSession Remote 8.1, a product supporting the Windows 95 and Windows NT operating systems. As the Company's major competitors currently offer 32-bit remote control products, it is critical, for the continuance of the Company's current OEM relationships, that the Company successfully introduce this product to the marketplace. The loss of one or more of these OEM relationships could have a significant impact on the Company's net sales and operating results. Microsoft, because of its dominant position in the PC operating systems and business applications markets, frequently offers value-added functionality to its products in the form of enhancements to its Windows operating systems, which are pre-loaded on new PC's, or by offering free products for download from its World Wide Web site. Microsoft has announced its intention to release a version of Windows NT Server with modem sharing capabilities. The inclusion of modem sharing capabilities in Windows NT could result in substantially increased competition for the Company's ModemShare product which could have a significant impact on the Company's sales and operating results (see caption above entitled, "Networking" for further discussion of Windows NT). Microsoft has also announced its intention to include remote control components in future versions of Windows operating systems, and currently distributes Net Meeting at no charge from its Web site. These actions could lead to diminished demand for the Company's CoSession remote control product, and consequently decreased net sales and operating results.

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

     Customers. The Company relies on a network of distributors and value-added resellers (VARs) for a significant portion of both its domestic and international networking and PC communications product revenues. In addition, a majority of the sales of CoSession Remote, the Company's remote control product, are to PC OEM's. Generally, there are no minimum purchase requirements for the Company's distributors, VARs and OEMs and many of the Company's distributors and VARs sell competitive products. There can be no assurance that these customers will give priority to the marketing of the Company's products as compared to competing products or alternative solutions or that such customers will continue to offer the Company's products. Further, in light of the significant decline in sales experienced in fiscal year 1997, there can be no assurance that the Company's major domestic and international distributors will continue to purchase the Company's products at the same levels (relative to rates of resale) or under the same terms and conditions as in the past. In the event of the termination of the Company's relationship with one or more major distributors, the Company would have to find suitable alternative channels of distribution. The absence of such alternatives could have a material adverse effect on the Company's business, financial condition and results of operations. Certain of the Company's PC OEM relationships require the scheduled delivery of product revisions and new products. The failure to adhere to agreed-upon product delivery schedules could result in the termination of key relationships with major PC manufacturers, which could have a significant adverse impact on current and future revenues in the PC OEM channel.

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

     Product Concentration. The Company has in the past derived, and may in the future derive, a significant portion of its revenues from a relatively small number of products. Declines in the revenues from these software products, whether as a result of competition, technological change, price pressures or other factors, would have a material adverse effect on the Company's business, results of operations and financial condition. Further, life cycles of the Company's products are difficult to estimate due in part to the recent emergence of certain of the Company's market, the effect of new products or product enhancements, technological changes in the communication software industry in which the Company operates and future competition. The Company's future financial performance will depend in part on the successful development, introduction and market acceptance of new products and product enhancements. There can be no assurance that the Company will continue to be successful in marketing its current products or any new products or product enhancements.

     Dependence  on New Product  Offerings.  The Company's  future  success will depend,  in  significant  part,  on its  ability  to  successfully  develop  and introduce new software products and improved versions of existing software products on a timely basis and in a manner that will allow such products to achieve broad customer acceptance. The Company expects to begin offering TeleVantage, a computer telephony integration product, in the future. There can be no assurance that this and other new products will be introduced on a timely basis, if at all. If new products are delayed or do not achieve market
acceptance,   the  Company's  business,  results  of  operations  and  financial condition will be materially adversely affected. In the past, the Company has also experienced delays in purchases of its products by customers anticipating the launch of new products by the Company or the Company's customers. There can be no assurance that material order deferrals in anticipation of new product introductions will not occur. There can also be no assurance that the Company will be successful in developing, introducing on a timely basis and marketing such software or that any such software will be accepted in the market.

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

     Pre-Load Software Market. The Company primarily sells its software in a form that includes a disk or disks and a manual. Some of its customers "pre-load" the Company's software onto a hard disk. These arrangements eliminate the need for a disk and may eliminate the need for a manual. The pre-load arrangements produce smaller unit revenues for the Company and eliminate the Company's ability to generate revenues from its production facilities. Currently, the Company has the capability to produce its products in-house on 3 1/2-inch diskettes. The Company does not currently have the capability to produce CD-ROMs and the cost to develop such production capability may be prohibitive. As the size of software programs grow, CD-ROM is becoming a more prominent medium. The Company currently contracts CD-ROM production to specialized CD-ROM facilities. In the event of a shift of this kind, more of the Company's relationships would involve product pre-loads and CD-ROM production and the Company's business, results of operations and financial condition could be adversely affected.

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

     From time to time, the Company has received and may in the future receive communications from third parties asserting that the Company's trade names or that features, content, or trademarks of certain of the Company's products infringe upon intellectual property rights held by such third parties. As the number of trademarks, patents, copyrights and other intellectual property rights in the Company's industry increases, and as the coverage of these patents and rights and the functionality of products in the market further overlap, the Company believes that products based on its technology may increasingly become the subject of infringement claims. Such claims could materially adversely affect the Company, and may also require the Company to obtain one or more licenses from third parties. There can be no assurance that the Company would be able to obtain any such required licenses upon reasonable terms, if at all, and the failure by the Company to obtain such licenses could have a material adverse effect on its business, results of operations and financial condition. In addition, the Company licenses technology on a non-exclusive basis from several companies for inclusion in its products and anticipates that it will continue to do so in the future. The inability of the Company to continue to license these technologies or to license other necessary technologies for inclusion in its products, or substantial increases in royalty payments under these third party licenses, could have a material adverse effect on its business, results of operations and financial condition.

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

     Dependence Upon Key Personnel. The Company's future performance depends in significant part upon key technical and senior management personnel. The Company is dependent on its ability to identify, hire, train, retain and motivate high quality personnel, especially highly skilled engineers involved in the ongoing research and development required to develop and enhance the Company's communication software products and introduce enhanced future products. The industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. There can be no assurance that the Company's current employees will continue to work for the Company. Loss of services of key employees could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company may need to grant additional options and provide other forms of incentive compensation to attract and retain key personnel.

     International Sales. The Company presently operates in foreign markets. For the three months ended September 30, 1997, the Company generated 29% of its revenue outside of the United States. International business is subject to risks in addition to those inherent in the Company's United States business, including substantially different regulatory requirements in different jurisdictions, varying technical standards, tariffs and trade barriers, political and economic instability, reduced protection for intellectual property rights in certain countries, difficulties in staffing and maintaining foreign operations, difficulties in managing distributors, potentially adverse tax consequences, foreign currency exchange fluctuations, the burden of complying with a wide variety of complex foreign laws and treaties and the possibility of difficulties in collecting accounts receivable. There can be no assurance that the Company will be able to continue to generate significant international sales. While the Company does not currently accept payment in foreign currencies and invoices all of its sales in U.S. Dollars, there can be no assurance that the Company will be able to continue this policy. If the Company begins to receive payment in foreign currencies, it is likely to be subjected to the risks of foreign currency losses due to fluctuations in foreign currency exchange rates. In addition, in the event the Company is successful in doing business outside of the United States, the Company may also face economic, political and foreign currency situations that are substantially more volatile than those commonly experienced in the United States. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, results of operations and financial condition.

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

     Fluctuations in Quarterly Operating Results. The Company's operating results have in the past fluctuated, and may in the future fluctuate, from quarter to quarter, as a result of a number of factors including, but not limited to, changes in pricing policies or price reductions by the Company or its competitors; variations in the Company's sales channels or the mix of product sales; the timing of new product announcements and introductions by the Company or its competitors; the availability and cost of supplies; the financial stability of major customers; market acceptance of new products and product enhancements; the Company's ability to develop, introduce and market new products, applications and product enhancements; the Company's ability to control costs; possible delays in the shipment of new products; the Company's success in expanding its sales and marketing programs; deferrals of customer orders in anticipation of new products, product enhancements or operating systems; changes in Company strategy; personnel changes; and general economic factors. The Company's software products are generally shipped as orders are received and accordingly, the Company has historically operated with little backlog. As a result, sales in any quarter are dependent on orders booked and shipped in that quarter and are not predictable with any degree of certainty. In addition, the Company's expense levels are based, in part, on its expectations as to future revenues. If revenue levels are below expectations, operating results are likely to be adversely affected. The Company's net income may be disproportionately affected by a reduction in revenues because of fixed costs related to generating its revenues. Quarterly results in the future may be influenced by these or other factors and, accordingly, there may be significant variations in the Company's quarterly operating results. Further, the Company's historical operating results are not necessarily indicative of future performance for any particular period. Due to all of the foregoing factors, it is possible that in some future quarter the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

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

Item 5.     OTHER INFORMATION

            None

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits
            No. 11 - Computation of Net Loss Per Share

            No. 27 - Financial Data Schedule for  Form 10-Q  dated  November 14,
                     1997

(c)   Reports on Form 8-K
            The Company filed a report on Form 8-K dated August 27, 1997, announcing the departure of Gary R. Acord as Vice President and
            Chief Financial Officer effective August 28, 1997 and the appointment of the Company's Controller Kirk D. Mayes as Acting Principal Financial Officer.

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

                                        ARTISOFT, INC.







Date:  November 14, 1997                By /s/ Jerry E. Goldress
                                          -------------------------------------
                                            Jerry E. Goldress
                                            Chairman and Principal Executive
                                            Officer






                                        By /s/ Kirk D. Mayes
                                          -------------------------------------
                                            Kirk D. Mayes
                                            Corporate Controller, Principal
                                            Accounting Officer
                                            (Acting Principal Financial Officer)
                                       20