Form 10-Q
period 1997-12-31
ARTISOFT INC
filed 1998-02-13
CIK 877931

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

For the quarterly period ended December 31, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                       Commission File Number 000 - 19462
                                 ARTISOFT, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

          Delaware                                       86-0446453
--------------------------------------------------------------------------------
(State or other jurisdiction of              (IRS employer identification number
        incorporation)




                       One South Church Avenue, Suite 2200
                              Tucson, Arizona 85701
                                 (520) 670-7100
               ---------------------------------------------------
               (Address, including zip code, and telephone number,
                      including area code, of registrant's
                          principal executive offices)

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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (February 13, 1998).

                 Common stock, $.01 par value: 14,539,231 shares

================================================================================

                         Artisoft Inc. and Subsidiaries
                                      INDEX




                                                                           Page
                                                                           ----
PART I.    FINANCIAL INFORMATION

       Item 1.  Financial Statements

                  Consolidated Balance Sheets-
                     December 31, 1997 and June 30, 1997                      3

                  Consolidated Statements of Operations-
                     Three Months and Six Months Ended
                     December 31, 1997 and 1996                               4

                  Consolidated Statements of Cash Flows-
                     Six Months Ended December 31, 1997
                     and 1996                                                 5

                  Notes to Consolidated Financial Statements                6-9

       Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            10-17


PART II.   OTHER INFORMATION

       Item 1.  Legal Proceedings                                            18

       Item 2.  Changes in Securities                                        18

       Item 3.  Defaults Upon Senior Securities                              18

       Item 4.  Submission of Matters to a Vote by Security Holders          18

       Item 5.  Other Information                                            19

       Item 6.  Exhibits and Reports on Form 8-K                             19


SIGNATURES                                                                   20


EXHIBITS

       11       Computation of Net Income (Loss) Per Share                   21

       27       Financial Data Schedule                                      22

                         Artisoft, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                                   December 31,     June 30,
ASSETS                                                                                1997            1997
                                                                                      ----            ----
                                                                                  (unaudited)
Current assets:
     Cash and cash equivalents                                                      $ 18,908       $ 14,673
     Receivables:
          Trade accounts, net                                                          3,940          5,011
          Income taxes                                                                  --            4,300
          Notes and other                                                                365            580
     Inventories                                                                       1,167          1,860
     Prepaid expenses                                                                    452            833
     Property and equipment held for sale                                               --            2,543
                                                                                    --------       --------
         Total current assets                                                         24,832         29,800
                                                                                    --------       --------

Property and equipment                                                                 6,942          7,883
     Less accumulated depreciation and amortization                                   (4,828)        (5,060)
                                                                                    --------       --------
         Net property and equipment                                                    2,114          2,823
                                                                                    --------       --------

Other assets                                                                           2,373          2,748
                                                                                    --------       --------
                                                                                    $ 29,319       $ 35,371
                                                                                    ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                               $    954       $  1,345
     Accrued liabilities                                                               2,436          3,118
     Accrued restructuring costs                                                         824          4,950
     Mortgage note payable                                                              --            2,182
     Current portion of capital lease obligations                                        473            458
                                                                                    --------       --------
         Total current liabilities                                                     4,687         12,053
                                                                                    --------       --------

Capital lease obligations,
     net of current portion                                                              474            714

Commitments and contingencies                                                           --             --

Shareholders' equity:
     Preferred stock, $1.00  par value. Authorized 11,433,600 shares; none issued       --             --
     Common stock, $.01 par value.  Authorized 50,000,000 shares;
          issued  27,859,731 shares at December 31,
          1997 and 27,848,464 shares at June 30, 1997                                    279            278
     Additional paid-in capital                                                       96,244         96,227
     Accumulated deficit                                                              (2,581)        (4,117)
     Less treasury stock, at cost, 13,320,500 shares at December 31,
          1997 and June 30, 1997                                                     (69,784)       (69,784)
                                                                                    --------       --------
         Total shareholders' equity                                                   24,158         22,604
                                                                                    --------       --------
                                                                                    $ 29,319       $ 35,371
                                                                                    ========       ========

           See accompanying notes to consolidated financial statements

                         Artisoft, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                     Three Months Ended               Six Months Ended
                                                        December 31,                    December 31,
                                                     1997           1996            1997            1996
                                                  ------------------------        ------------------------
                                                         (unaudited)                    (unaudited)
Net sales                                         $  6,761        $  9,505        $ 13,486        $ 20,625
Cost of sales                                        1,851           3,116           3,305           7,046
                                                  --------        --------        --------        --------
         Gross profit                                4,910           6,389          10,181          13,579
                                                  --------        --------        --------        --------

Operating Expenses:
         Sales and marketing                         2,332           5,633           5,030          12,638
         Product development                         1,823           2,266           3,614           4,656
         General and administrative                    734           1,430           1,391           2,868
         Restructuring cost                           --              --              --             1,805
                                                  --------        --------        --------        --------
                  Total operating expenses           4,889           9,329          10,035          21,967
                                                  --------        --------        --------        --------

Income (loss) from operations                           21          (2,940)            146          (8,388)

Other income, net                                    1,386             178           1,499             370
                                                  --------        --------        --------        --------

         Income (loss) before income tax
         benefit and extraordinary item              1,407          (2,762)          1,645          (8,018)

Income tax benefit                                    --               812            --             2,683
                                                  --------        --------        --------        --------

         Income (loss) before extraordinary
         item                                        1,407          (1,950)          1,645          (5,335)

         Extraordinary loss from early
         extinguishment of debt, net of
         $0 income tax benefit                        (109)           --              (109)           --
                                                  --------        --------        --------        --------

         Net income (loss)                        $  1,298        $ (1,950)       $  1,536        $ (5,335)
                                                  --------        --------        --------        --------


Basic and diluted net income (loss)
per share                                         $    .09        $   (.13)       $    .11        $   (.37)
                                                  --------        --------        --------        --------

Weighted average common and
common equivalent shares outstanding                14,612          14,536          14,568          14,530
                                                  --------        --------        --------        --------

           See accompanying notes to consolidated financial statements

                         Artisoft, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                             Six Months Ended
                                                                                December 31,
                                                                           1997             1996
                                                                           ----             ----
                                                                        (unaudited)
Cash flows from operating activities:
     Net income (loss):                                                  $  1,536        $ (5,335)
     Adjustments to reconcile net income (loss) to net
        cash provided by operating activities:
            Extraordinary loss                                                109            --
            Depreciation and amortization                                     952           1,380
            Deferred income taxes                                            --               640
            Gain from disposition of property, net                         (1,492)             (5)
            Change in accounts receivable and inventory allowances         (2,241)         (1,103)
            Tax benefit of disqualifying dispositions                        --                22
      Changes in assets and liabilities:
            Receivables:
                 Trade accounts                                             2,902           5,031
                 Income taxes                                               4,300           1,635
                 Notes and other                                              215             332
         Inventories                                                        1,103           1,124
         Prepaid expenses                                                     381          (1,217)
         Accounts payable and accrued liabilities                          (1,073)           (765)
         Accrued restructuring costs                                       (4,126)           --
         Other assets                                                           7             (80)
                                                                         --------        --------
              Net cash provided by operating activities                     2,573           1,659
                                                                         --------        --------

Cash flows from investing activities:
     Proceeds from sale of property and equipment                           4,201              35
     Purchases of property and equipment                                     (151)           (972)
                                                                         --------        --------

              Net cash provided by (used in) investing activities           4,050            (937)
                                                                         --------        --------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                    18              47
     Proceeds from sale-leaseback of equipment                               --             1,368
     Principal payments on long term debt                                  (2,406)           (147)
                                                                         --------        --------

              Net cash provided by (used in) financing activities          (2,388)          1,268
                                                                         --------        --------

Net increase in cash and cash equivalents                                   4,235           1,990
Cash and cash equivalents at beginning of period                           14,673          15,325
                                                                         --------        --------
Cash and cash equivalents at end of period                               $ 18,908        $ 17,315
                                                                         --------        --------

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

         The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments (of a normal recurring nature) which are necessary for a fair presentation of the financial results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1997 Annual Report to Shareholders and report on Form 10-K. The results of operations for the six months ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year.

(2)      Computation of Net Income (Loss) Per Share

         In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). This statement establishes standards for computing and presenting earnings per share ("EPS"), and supersedes APB Opinion No. 15. The Statement replaces primary EPS with basic EPS and requires a dual presentation of basic and diluted EPS. The Statement is effective for both interim and annual periods ending after December 15, 1997. The Company has adopted the provisions of SFAS No. 128 for the quarter and six-month periods ended December 31, 1997 and has restated the 1996 data.

(3)   Restructuring Cost

         The accrued restructuring costs in the accompanying consolidated balance sheet at December 31, 1997 include the costs of involuntary employee termination benefits, international sales and support office closures and related costs associated with the restructuring actions effected during the fiscal year ended June 30, 1997. Employee termination benefits include severance, wage continuation, notice pay and medical and other benefits. Other costs associated with the restructuring include international sales and support office closures and related costs of premise and other lease terminations, legal and other professional fees.




The accrued restructuring costs at December 31, 1997 principally consist of the following:

                                      Employee Termination                            Total Accrued
                                           Benefits          Office Closure Costs   Restructuring Costs
                                           --------          --------------------   -------------------
Balance at June 30, 1997                  $4,200,000             $ 750,000            $4,950,000

Cash paid for employee
termination benefits                      (3,112,000)                  -              (3,112,000)

Cash paid for office closure costs               -                (750,000)             (750,000)

Reduction in estimate of future
restructuring costs                         (264,000)                  -                (264,000)
                                          ----------             ---------            ----------

Unaudited balance at December 31, 1997    $  824,000             $     -              $  824,000
                                          ----------             ---------            ----------

         Additionally, separate from the restructuring costs identified above, during the quarter ended September 30, 1996, primarily in response to lower than expected sales of LANtastic network operating system (NOS) products during the quarter and attendant uncertainty as to future sales levels of NOS products, the Company elected to take two principal actions; first, to realign the resources of the Company to accelerate the development, delivery and potential customer adoption of new computer telephony and communications products and, second, to reduce the Company's operating expense run rate. As a result of these actions, the Company recorded a pre-tax restructuring charge of $1.8 million in the quarter ended September 30, 1996 to cover severance costs associated with a 50 person head count reduction and other related costs.



 (4)     Inventories

         Inventories at December 31, 1997 and June 30, 1997 consist of the following (in thousands):


                                                  December 31,         June 30,
                                                     1997                1997
                                                  -----------         ----------
                                                  (Unaudited)
                  Raw materials                    $  750             $   1,088
                  Work-in-process                     170                   261
                  Finished goods                      562                 1,236
                                                   ------             ---------
                                                    1,482                 2,585
                  Inventory allowances               (315)                 (725)
                                                   ------             ---------
                                                   $1,167             $   1,860
                                                   ======             =========

(5)      Property and Equipment

         Property and equipment at December 31, 1997 and June 30, 1997 consist of the following (in thousands):

                                  December 31,     June 30,
                                     1997            1997
                                  -----------        ----
                                  (unaudited)

Furniture and fixtures              $    68        $   892
Computers and other equipment         6,780          6,929
Leasehold improvements                   94             62
                                    -------        -------
                                      6,942          7,883
Accumulated depreciation and
amortization                         (4,828)        (5,060)
                                    -------        -------
                                    $ 2,114        $ 2,823
                                    =======        =======


         As described in Note 3, the restructuring actions commenced in June 1997 included a relocation of the Company's Tucson operations to a smaller facility in October 1997. The property and equipment held for sale in the accompanying June 30, 1997 consolidated balance sheet was comprised of the expected net realizable value of excess furniture and equipment and the net book values of the Tucson land, buildings and improvements. During the six month period ended December 31, 1997, all of the property and equipment held for sale was disposed of.

         On October 31, 1997 the Company closed escrow on the sale of its Tucson building. The Company received gross proceeds of $4.1 million on the sale, net cash proceeds of $1.6 million after the pre-payment of a $2.2 million mortgage and other associated closing costs. The Company recognized a net gain of $1.3 million on the sale of the building for the quarter ended December 31, 1997.



(6)      Other Assets

         Other assets at December 31, 1997 and June 30, 1997 consist of the following (in thousands):

                                                          December 31,  June 30,
                                                              1997        1997
                                                              ----        ----
                                                          (unaudited)
        Trademarks and patents, net of
              accumulated amortization of $58 and $44        $   67      $   80
        Purchased technology, net of
              accumulated amortization of $1,329 and $984     2,126       2,471
        Recoverable deposits and other                          180         197
                                                             ------      ------
                                                             $2,373      $2,748
                                                             ======      ======


(7)      Subsequent Events

         On January 28, 1998 the Company entered into a software licensing agreement with GFI Communications. The Company paid GFI Communications $275,000 in exchange for a one-time source code drop of a certain communications software technology. The technology purchase will be capitalized and amortized over its useful life.

                         Artisoft, Inc. and Subsidiaries

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations


                  Net Sales. The Company's net sales for the quarter ended December 31, 1997 were $6.8 million, a decrease of 28% from net sales of $9.5 million for the corresponding quarter of fiscal 1997 and a increase of 1% from the first quarter of fiscal 1998 net sales of $6.7 million. For the six-month period ended December 31, 1997, the Company's net sales were $13.5 million, a decrease of 34% from net sales of $20.6 million for the corresponding period of fiscal 1997. The decreases in net sales for the quarter and six-month period ended December 31, 1997, as compared to the corresponding periods in fiscal 1997, were principally due to the decline in sales of the Company's LANtastic network operating system (NOS) products, offset to a minor extent by increased sales of the Company's iShare 2.5, ModemShare 32, and CoSession Remote 32 version 8 software products. The sequential increase in net sales from the previous quarter's net sales was principally the result of the release of the Company's CoSession Remote 32 version 8 software.

         The Company distributes its products in both the U.S. and international markets. U.S. sales decreased 27% to $4.8 million (71% of net sales) for the quarter ended December 31, 1997, from $6.6 million (69% of net sales), for the same quarter a year ago. U.S. sales decreased 31% to $ 9.9 million (73% of net sales), for the six-month period ended December 31, 1997 from $14.3 million (69% of net sales), for the same period in fiscal 1997. The decrease in U.S. net sales for both the quarter and the six-month periods ended December 31, 1997, as compared to the corresponding periods in fiscal 1997, primarily resulted from the factors affecting total sales described above. In addition, U.S. sales during such three and six-month periods of fiscal 1997 declined as a result of channel inventory reserves taken to maintain U.S. distribution channel inventories at a level commensurate with U.S. distribution sell through levels partially offset by increased sales of the Company's remote computing software.

         International sales decreased 31% to $2.0 million (29% of net sales), for the quarter ended December 31, 1997, from $2.9 million (31% of net sales), for the same quarter a year ago and increased 25% from the first quarter fiscal 1998 sales of $1.6 million. International sales decreased 43% to $3.6 million (27% of net sales), for the six-month period ended December 31, 1997 from $6.3 million (31% of net sales) for the same period in fiscal 1997. The decrease in international net sales for both the quarter and the six-month periods ended December 31, 1997, as compared to the corresponding periods in fiscal 1997, primarily resulted from the decline in sales of LANtastic NOS products in Europe, offset to a minor extent by sales of new products. The increase in international net sales from the previous quarter's net sales is principally due to an increase in demand for the Company's iShare 2.5 and Visual Voice software in Europe (particularly the United Kingdom) and an increase in OEM sales in Japan.

         Channel Mix. Artisoft distributes substantially all of its products through a combination of direct channels (principally telesales), and indirect channels which include OEMs, systems integrators, value-added resellers ("VARs") and software retailers. Indirect channel revenues for the quarter ended December 31, 1997 and 1996 were 76% and 84% of total revenues, respectively. Indirect channel revenues for the six month period ended December 31, 1997 and 1996 were 81% and 83% respectively. The decrease in indirect channel revenues for both the quarter and six month periods ended December 31, 1997 compared to the corresponding periods in fiscal 1997 is principally the result of a decrease in retail channel revenues (relating to the Company's LANtastic NOS products) partially offset by an increase in OEM revenues from the Company's CoSession Remote 32 Version 8, ConfigSafe and iShare 2.5 software.

         Gross Profit. The Company's gross profit was $4.9 million and $6.4 million for the quarters ended December 31, 1997 and 1996, respectively (72% and 67% of net sales, respectively). Gross profit was $10.2 million and $13.6 million for the six-month periods ended December 31, 1997, and 1996, respectively (76% and 66% of net sales, respectively). The net increase in gross profit margin percentages for both the quarter and the six-month periods ended December 31, 1997, as compared to the corresponding periods in fiscal 1997, was principally due to the following factors: cost efficiencies achieved at the Company's distribution center due to the restructuring actions taken during fiscal year 1997, decreased product translation costs and increased sales of higher margin-software only content such as iShare 2.5, CoSession Remote 32 Version 8 and to a lesser extent Visual Voice 4.0. The net decrease in aggregate dollars of gross profit margin for both the quarter and six month periods ended December 31, 1997 is the result of the decline in net sales (principally the LANtastic NOS products).

           The sequential decrease in gross profit margin from 79% for the quarter ended September 30, 1997, to 72% for the quarter ended December 31, 1997 is the result of higher software licensing fees incurred on the Company's configuration tracking and recovery utility (ConfigSafe) licensed from imagine LAN, Inc. and to a lesser extent inventory reserves recorded during the quarter ended December 31, 1997.

         Gross profit margins may fluctuate from quarter to quarter due to changes in net sales, product mix, pricing actions and changes in sales and inventory allowances.

         Operating Expenses. Operating expenses were $4.9 million and $9.3 million for the quarters ended December 31, 1997 and 1996 respectively, (72% and 98% of net sales, respectively). Total operating expenses were $10.0 million and $22.0 million for the six-month periods ended December 31, 1997 and 1996, respectively, (74% and 107% of net sales, respectively). The decrease in absolute dollars was due to the restructuring actions implemented by the Company during the fiscal year ended June 30, 1997. The decrease in total operating expenses as a percentage of net sales for both the quarter and six month periods ended December 31, 1997 was due to the aforementioned expense reductions associated with these restructuring actions offset to a significant degree by the decline in net sales.

         Sales and Marketing. Sales and marketing expenses were $2.3 million and $5.6 million for the quarters ended December 31, 1997 and 1996, respectively, (34% and 59% of net sales, respectively). Sales and marketing expenses were $5.0 million and $12.6 million for the six-month periods ended December 31, 1997 and 1996, respectively, (37% and 61% of net sales, respectively). The decrease in aggregate dollars for sales and marketing expenses and as a percentage of net sales for the quarter and the six-month periods ended December 31, 1997, as compared to the corresponding periods in fiscal 1997, are due principally to the Company's restructuring actions undertaken during the fiscal year ended June 30, 1997. These actions included the closure of six of the Company's eight international sales offices and marketing headcount reductions at the Company's Tucson headquarters. Additionally, the Company reduced certain other marketing and promotional expenses associated with its LANtastic NOS product lines primarily as a response to the decline in sales. These reductions in sales and marketing expenses were offset to a minor extent by increased sales and marketing expenditures on the Company's iShare 2.5, CoSession Remote 32 Version 8, and Visual Voice software.

         Product Development. Product development expenses were $1.8 million and $2.3 million for the quarters ended December 31, 1997 and 1996, respectively, (26% and 24% of net sales, respectively). Product development expenses were $3.6 million and $4.7 million for the six-month periods ended December 31, 1997 and 1996, respectively, (27% and 23% of net sales, respectively). The decrease in aggregate dollars for product development expenses for the quarter and six month period ended December 31, 1997, as compared to the corresponding periods in fiscal 1997 is principally attributable to the headcount reductions associated with the restructuring actions taken during the fiscal year ended June 30, 1997. The reduction in product development personnel occurred principally in the Company's LANtastic NOS product line and was the result of declining sales. The reduction in aggregate dollars for product development expenses for the quarter and six month periods ended December 31, 1997, as compared with corresponding periods in fiscal 1997 was offset to a significant degree by the addition of product development personnel in the computer telephony and remote computing product segments associated with the development of Visual Voice 4.0, CoSession Remote 32 Version 8 and TeleVantage. The increase in product development expenses as a percentage of net sales for both the quarter and six month period ended December 31, 1997 as compared to the corresponding periods in fiscal 1997 is primarily due to the decrease in sales of the Company's LANtastic (NOS) products.

         General and Administrative. General and administrative expenses were $.7 million and $1.4 million for the quarters ended December 31, 1997 and 1996, respectively, (10% and 15% of net sales, respectively). General and administrative expenses were $1.4 million and $2.9 million for the six-month periods ended December 31, 1997 and 1996, respectively (10% and 14% of net sales, respectively). The decrease in aggregate dollars for general and administrative expenses for the quarter and six month periods ended December 31, 1997 as compared to the corresponding periods in fiscal 1997, is attributable to reductions in administrative personnel effected during the fiscal year ended June 30, 1997 as a part of the Company's restructuring plan. To a lesser extent, the decrease is also the result of lower occupancy and maintenance expenses principally due to the sale of the Company's Tucson, Arizona headquarters and the relocation to a lower cost facility. The decrease in general and administrative expenses as a percentage of net sales for the quarter and the six-month periods ended December 31, 1997, as compared to the corresponding periods in fiscal 1997, is primarily the result of the aforementioned reductions partially offset by the decline in sales of the Company's LANtastic (NOS) products.

         Restructuring Cost. During the quarter ended September 30, 1996, primarily in response to lower than expected sales of LANtastic NOS products during the quarter and attendant uncertainty as to future sales levels of NOS products, the Company elected to take two principal actions; first, to realign the resources of the Company to accelerate the development, delivery and customer adoption of new computer telephony and communications products and, second, to reduce the Company's operating expenses. The effect of the realignment was to increase the Company's investment in product development, marketing and channel development in the high growth computer telephony and communications segments of the Company's business and thereby bring more focus to the delivery of products in these areas, as well as to support continuing differentiation for LANtastic in the future.

         Other Income, Net. For the quarter ended December 31, 1997, other income, net, increased to $1.4 million, from $.2 million in the corresponding quarter of fiscal 1997. For the six-month period ended December 31, 1997, other income, net, increased to $1.5 million, from $.4 million in the corresponding period of fiscal 1997. The increase in other income, net, for the quarter ended December 31, 1997 and the six-month period ended December 31, 1997, was principally attributable to the recognition of a gain on the sale of the Company's Tucson, Arizona headquarters of $1.3 million.

         Income Tax Benefit. The Company's effective income tax rate for the quarter ended December 31, 1997, was 0% compared to an effective rate of (29.4%) in the corresponding quarter of fiscal 1997. The Company's effective income tax rate for the six month period ended December 31, 1997, was 0% compared to an effective rate of (32.7%) in the corresponding period of fiscal 1997. The Company did not recognize tax expense for the quarter or six-month periods ended December 31, 1997 due to the carryforward of federal and state net operating losses and the reversal of certain book-tax timing differences.

         Extraordinary loss from early extinguishment of debt. In October 1997, the Company incurred a $109,000 prepayment penalty upon the sale of its Tucson, Arizona headquarters and the subsequent repayment of a $2.2 million mortgage on that facility. The Company utilized proceeds received from the sale of its Tucson, Arizona headquarters to prepay the mortgage obligation. There is no income tax effect from the transaction. The per share amount of extraordinary loss net of income tax effects is $(.01) for the quarter and six-month periods ended December 31, 1997.

Future Results

         The Company's future results of operations involve a number of risks and uncertainties. Among the factors that could cause future results to differ materially from historical results are the following: business conditions and the general economy; competitive pressures, acceptance of new products and price pressures; availability of third party compatible products at reasonable prices; risk of nonpayment of accounts or notes receivable; risks associated with foreign operations (especially those in Japan and other Asian countries); risk of product line or inventory obsolescence due to shifts in technologies or market demand; timing of software introductions; litigation. These and other risk factors are outlined below.

         The Company is addressing the issues associated with the "year 2000." The Company is utilizing resources to identify, correct, reprogram and test both its systems used internally as well as the products it sells for year 2000 compliance. It is anticipated that all reprogramming and correction efforts will be completed by December 31, 1998.

Liquidity and Capital Resources

         The Company had cash and cash equivalents of $18.9 million at December 31, 1997, compared to $14.7 million at June 30, 1997, and working capital of $20.1 million at December 31, 1997 compared to $17.7 million at June 30, 1997. The increase in cash and cash equivalents was principally the result of the receipt of a federal income tax refund of approximately $4.2 million, cash received from the sale of its Tucson, Arizona headquarters and associated furniture and equipment, partially offset by severance payments as a result of the Company's restructuring actions effected during the quarter ended June 30, 1997 and the prepayment of the mortgage on the Tucson facility. The increase in the Company's working capital was primarily the result of the increases in cash balances as described above.

         The Company funds its working capital requirements primarily through cash flows from operations and existing cash balances. While the Company anticipates that existing cash balances and cash flows from operations will be adequate to meet the Company's current and expected cash requirements for at least the next year, additional investments by the Company to acquire new technologies and products may necessitate that the Company seek additional debt or equity capital. There can be no assurance that such additional financing will be available when needed or, if available, will be on satisfactory terms. In order to raise capital, the Company may issue debt or equity securities and may incur substantial dilution.

Risk Factors

         Competition. The PC industry is highly competitive and is characterized by rapidly changing technology and evolving industry standards. The Company's products compete with products available from numerous companies, many of which have substantially greater financial, technological, production, sales and marketing and other resources, as well as greater name recognition and larger customer bases, than the Company. As a result, these competitors may be able to respond more quickly and effectively to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion, sales and support of their products than the Company. Competition in the PC industry is likely to intensify as current competitors expand their product lines, more features are included in operating systems (e.g., Windows
95), motherboards and microprocessors, and as new companies enter the markets or segments in which the Company currently competes. The industry is also characterized by a high degree of consolidation which favors companies with greater resources than those of the Company. Consequently, the Company expects to continue to experience increased competition, which could result in significant price reductions, loss of market share and lack of acceptance of new products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's new product introductions can be subject to severe price and other competitive pressures. While the Company endeavors to introduce its products to the marketplace in a timely manner there can be no assurances that due to the greater financial resources of the Company's competitors that these products will be successful. There can be no assurance that the Company's products will be able to compete successfully with other products offered presently or in the future by other vendors.

         Customers. The Company relies on a network of distributors and value added resellers (VARs) for a significant portion of both its domestic and international networking and PC communications product revenues. In addition, a majority of the sales of CoSession Remote, the Company's PC remote computing product, are to PC OEM's. Generally, there are no minimum purchase requirements for the Company's distributors, VARs and OEMs and many of the Company's distributors and VARs sell competitive products. There can be no assurance that these customers will give priority to the marketing of the Company's products as compared to competing products or alternative solutions or that such customers will continue to offer the Company's products. In the event of the termination of the Company's relationship with one or more major distributors, the Company would have to find suitable alternative channels of distribution. The absence of such alternatives could have a material adverse effect on the Company's business, financial condition and results of operation. Certain of the Company's PC OEM relationships require the scheduled delivery of product revisions and new products. The failure to adhere to agreed-upon product delivery schedules could result in the termination of key relationships with major PC manufacturers, which could have a significant adverse impact on current and future revenues in the PC OEM channel. The Company's OEM revenue streams are dependent upon the maintenance of one or more key PC OEM relationships. The termination of any one of these relationships may materially adversely effect the Company's current and future revenues.

         Returns and Price Protection. The Company is exposed to the risk of product returns and rotations from its distributors and other volume purchasers, which are estimated and recorded by the Company as a reduction in sales. Although the Company attempts to monitor and if necessary adjust its channel inventories to be consistent with current levels of sell through, localized overstocking may occur with certain products due to rapidly evolving market conditions. In addition, the risk of product returns and rotations may increase if the demand for its existing products should rapidly decline due to regional economic troubles or increased competition. Although the Company believes that it provides adequate allowances for product returns and rotations, there can be no assurance that actual product returns and rotations will not exceed the Company's allowances. Any product returns and rotations in excess of recorded allowances could result in a material adverse effect on net sales and operating results. As the Company introduces more new products, the predictability and timing of sales to end users and the management of returns to the Company of unsold products by distributors and volume purchasers becomes more complex and could result in material fluctuations in quarterly sales and operating results.

         The Company is also occasionally exposed to its distributors and other volume purchasers for price protection for list price reductions by the Company on its products held in such customers' inventories. The Company provides its distributors with price protection in the event that the Company reduces the list price of its products due to uncontrollable competitive pressures.
Distributors and other volume purchasers are usually offered credit for the impact of a list price reduction on the expected revenue from the Company's products in the distributors' inventories at the time of the price reduction. Although the Company maintains allowances against the effects of such price protections, and believes that it has provided adequate allowances for price protection, there can be no assurance that the impact of actual list price reductions by the Company will not exceed the Company's allowance. Any price protection in excess of the recorded allowance could result in a material adverse effect on sales and operating results.

         Foreign Conditions. The Company is exposed to certain risks associated with the current financial conditions in Southeast Asia that are having a negative impact upon the currencies and economies of Australia, Japan and other Asian countries. The Company has operations in Japan that accounted for approximately 5% of its net revenues for the quarter ended December 31, 1997. While the Company believes that its operations in Japan and other revenues from Asia will not be materially impacted by this current financial turmoil there can be no assurances that continued severe economic disruption in these economies would not adversely affect future operating results.

         Factors Affecting Pricing. Substantially all of the Company's revenue in each fiscal quarter results from orders booked in that quarter. A significant percentage of the Company's bookings and sales to distributors and other volume purchasers historically have occurred during the last month of the quarter and are concentrated in the latter half of that month. Orders placed by major customers are typically based upon customers' recent historical and forecasted sales levels for Company products and inventory levels of Company products desired to be maintained by those major customers at the time of the orders. Moreover, orders may also be based upon financial practices by major customers designed to increase the return on investment or yield on the sales of the Company's products to VARs or end-users. Major distribution customers occasionally receive market development funds from the Company for purchasing Company products and from time to time extended terms, in accordance with industry practice, depending upon competitive conditions. The Company currently does not offer any cash rebates to its U.S. distribution partners. Changes in purchasing patterns by one or more of the Company's major customers, changes in customer policies pertaining to desired inventory levels of Company products, negotiations of market development funds, or otherwise, or in the Company's ability to anticipate in advance the product mix of customer orders could result in material fluctuations in quarterly operating results.

         Networking. The Company's major competitors in the small business networking market are Microsoft Corporation (Microsoft) and Novell, Inc. (Novell). Both of these companies have substantially greater financial, technological, production and sales and marketing resources than those of the Company.

         Management believes that the inclusion of networking capabilities (printer, file and application sharing) in Microsoft's Windows 95 operating system (released in August 1995) have had a detrimental impact on sales of the Company's LANtastic NOS products. Windows 95 is pre-loaded on virtually all Pentium processor-based personal computers currently sold worldwide. The impact of Windows 95 has been compounded by the dominance and visibility of Microsoft in the personal computer software market and the upgrade by small businesses to Pentium PC's. In August 1996, Microsoft released Windows NT 4.0, a client server network version of the Windows operating system. Management believes that the workstation version of Windows NT 4.0 which, like Windows 95, includes peer-to-peer networking capabilities and is pre-loaded on Pentium PC's, has provided significant direct competition to the LANtastic NOS in the small business networking market. Further, business applications software vendors appear to be rapidly adapting their products to Windows NT. Management believes that this trend combined with the fact that DOS, Windows 3.x and Windows 95 clients are compatible with the NT server has and will continue to provide substantial competitive pressure on sales of LANtastic NOS products. Microsoft recently announced a plan to target the small business market with versions of NT and BackOffice specially designed to meet the buying requirements of small businesses, and therefore potentially reducing opportunities for LANtastic technologies to add value for small business customers. This solution will likely further diminish the demand for LANtastic in the small business market (1-100 users).

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

         Remote Computing. The principal distribution channel for the Company's remote computing product, CoSession Remote 32 version 8, is through OEM arrangements with PC manufacturers. In December 1997, the Company released a 32-bit version of the product to support the Windows 95 and Windows NT operating systems. As the Company's major competitors also offer 32-bit remote computing products, it is critical, for the continuance of the OEM relationships, that the Company successfully market the 32-bit product and meet major OEM customer e-commerce and other promotional requirements. The Company's ability to grow its remote computing software revenues will likely depend on its success in leveraging existing OEM relationships to develop new sources of revenue such as e-commerce. The loss of one or more of these OEM relationships could have a significant impact on the Company's net sales and operating results. Microsoft has announced its intention to include a remote computing component in its Windows 98 operating systems (tentatively scheduled for release in the Spring of 1998) and currently distributes Net Meeting at no charge from its Web site. These actions could lead to diminished demand for the Company's CoSession remote control product, and consequently decreased net sales and operating results.

         Communications. Microsoft, because of its dominant position in the PC operating systems and business applications markets, frequently offers value-added functionality to its products in the form of enhancements to its Windows operating systems, which are pre-loaded on new PC's, or by offering free products for download from its World Wide Web site. The Company believes that Microsoft's next version of its Windows NT Server (tentatively scheduled for release in either late 1998 or early 1999) may include both modem sharing and internet sharing capabilities. The inclusion of modem sharing and internet sharing capabilities in Windows NT could result in substantially increased competition for the Company's ModemShare and iShare products which could have a significant impact on the Company's sales and operating results (see caption above entitled, "Networking" for further discussion of Windows NT).

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

         The  Company  is  currently  investing  significant  resources  in  the development, marketing and launch of new telephony products. Due to the complexity of these tools and system level products, and the difficulty in gauging the engineering effort required to develop and bring these products to market, the Company's telephony product line is subject to significant risk. Software products as complex as those currently under development by the Company are often subject to market acceptance challenges. There can be no assurance that the Company will not encounter difficulties in successfully introducing, marketing and promoting these products. Additionally, these new telephony products are principally targeted at medium to large size businesses. The Company's existing network of qualified resellers has historically sold the Company's products to small businesses. The Company's success in launching these products will likely be influenced by its ability to attract and inform qualified value added resellers and interconnects on the features and functionality of these emerging technologies.

         The Company believes that the principal competitive factors affecting the telephony markets it serves include vendor and product reputation, product architecture, functionality and features, scalability, ease of use, quality of product and support, performance, price, brand name recognition and effectiveness of sales and marketing efforts. There can be no assurances that the Company can maintain and grow its market position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other competitive resources. Any failure by the Company to expand its distribution channel for telephony products or any failure to maintain and grow its competitive position would have a material adverse effect upon the Company's revenues from its telephony product line.

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

Item 2.     CHANGES IN SECURITIES
                 None

Item 3.     DEFAULTS UPON SENIOR SECURITIES
                 None

Item 4.     SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS
            (a) The Company's Annual Shareholders' Meeting was held on November 3, 1997.

            (b) At the Annual Shareholders' Meeting, proposals were considered for, (i) the election of Jerry E. Goldress as a Class II director to serve until the annual meeting of shareholders' in 2000, (ii) the election of T. Paul Thomas as a Class II director to serve until the annual meeting of shareholders' in 2000, and (iii) the ratification of the selection of KPMG Peat Marwick LLP as the auditors of the Company for the 1998 fiscal year.

                   The director-nominees were elected and the ratification of KPMG Peat Marwick was approved with the voting results as follows:

Proposal                Votes For       Votes Against      Votes Withheld     Abstained       Not Voted
--------------------------------------------------------------------------------------------------------
Election of Jerry
E. Goldress as a
Class II Director      13,489,196               -              211,700            -            828,068

Election of T.
Paul Thomas as
a Class II Director    12,214,836               -            1,486,060            -            828,068

Ratification of
selection of KPMG
Peat Marwick as
auditors of the
Company for fiscal
year 1998              13,602,104            70,561             28,231            -            828,068

Item 5.     OTHER INFORMATION
                 None

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits
              No. 11 - Computation of Net Income (Loss) Per Share

              No. 27 - Financial Data Schedule for Form 10-Q dated  February 13,
                       1998

(c)   Reports on Form 8-K
              There were no reports filed on Form 8-K during the three months ended December 31, 1997

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        ARTISOFT, INC.







Date:  February 13, 1998                By  /s/ T. Paul Thomas
                                          -----------------------------------
                                             T. Paul Thomas
                                             President and Chief Operating
                                             Officer






                                        By /s/ Kirk D. Mayes
                                          -----------------------------------
                                            Kirk D. Mayes
                                            Corporate Controller, Principal
                                            Accounting Officer
                                            (Acting Principal Financial Officer)