Form 10-Q
period 1998-03-31
ARTISOFT INC
filed 1998-05-15
CIK 877931

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

For the quarterly period ended March 31, 1998

                                       or

[  ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE SECURITIES
     EXCHANGE ACT OF 1934

                       Commission File Number 000 - 19462
                                 ARTISOFT, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                                  86-0446453
--------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation)                  (IRS employer identification number


                          5 Cambridge Center, 3rd Floor
                               Cambridge, MA 02142
                                 (520) 670-7100
                -------------------------------------------------
               (Address, including zip code, and telephone number,
                      including area code, of registrant's
                          principal executive offices)

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
       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 15, 1998).

                 Common stock, $.01 par value: 14,539,231 shares

================================================================================

                         Artisoft Inc. and Subsidiaries
                                      INDEX




                                                                            Page
                                                                            ----
PART I.    FINANCIAL INFORMATION

       Item 1.  Financial Statements

                  Consolidated Balance Sheets-
                     March 31, 1998 and June 30, 1997                          3

                  Consolidated Statements of Operations-
                     Three Months and Nine-months Ended
                     March 31, 1998 and 1997                                   4

                  Consolidated Statements of Cash Flows-
                     Nine-months Ended March 31, 1998
                     and 1997                                                  5

                  Notes to Consolidated Financial Statements                 6-9

       Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            10-18


PART II.   OTHER INFORMATION

       Item 1.  Legal Proceedings                                             19

       Item 2.  Changes in Securities                                         19

       Item 3.  Defaults Upon Senior Securities                               19

       Item 4.  Submission of Matters to a Vote by Security Holders           19

       Item 5.  Other Information                                             19

       Item 6.  Exhibits and Reports on Form 8-K                              19



SIGNATURES                                                                    20



EXHIBITS

       11       Computation of Net Income (Loss) Per Share                    21

       27       Financial Data Schedule                                       22

                         Artisoft, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                                    March 31,   June 30,
ASSETS                                                                                1998        1997
                                                                                      ----        ----
                                                                                   (unaudited)
Current assets:
     Cash and cash equivalents                                                      $ 18,962    $ 14,673
     Receivables:
          Trade accounts, net                                                          3,726       5,011
          Income taxes                                                                  --         4,300
          Notes and other                                                                296         580
     Inventories                                                                         994       1,860
     Prepaid expenses                                                                    319         833
     Property and equipment held for sale                                               --         2,543
                                                                                    --------    --------
           Total current assets                                                       24,297      29,800
                                                                                    --------    --------

Property and equipment                                                                 7,222       7,883
     Less accumulated depreciation and amortization                                   (5,067)     (5,060)
                                                                                    --------    --------
           Net property and equipment                                                  2,155       2,823
                                                                                    --------    --------

Other assets                                                                           2,173       2,748
                                                                                    --------    --------
                                                                                    $ 28,625    $ 35,371
                                                                                    ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                               $  1,428    $  1,345
     Accrued liabilities                                                               1,898       3,118
     Accrued restructuring costs                                                         472       4,950
     Mortgage note payable                                                              --         2,182
     Current portion of capital lease obligations                                        467         458
                                                                                    --------    --------
           Total current liabilities                                                   4,265      12,053
                                                                                    --------    --------

Capital lease obligations,
     net of current portion                                                              364         714

Commitments and contingencies                                                           --          --

Shareholders' equity:
     Preferred stock, $1.00  par value. Authorized 11,433,600 shares; none issued       --          --
     Common stock, $.01 par value.  Authorized 50,000,000 shares;
        issued  27,859,731 shares at March 31,
        1998 and 27,848,464 shares at June 30, 1997                                      279         278
     Additional paid-in capital                                                       96,244      96,227
     Accumulated deficit                                                              (2,743)     (4,117)
     Less treasury stock, at cost, 13,320,500 shares at March 31,
        1998 and June 30, 1997                                                       (69,784)    (69,784)
                                                                                    --------    --------
           Total shareholders' equity                                                 23,996      22,604
                                                                                    --------    --------
                                                                                    $ 28,625    $ 35,371
                                                                                    ========    ========

           See accompanying notes to consolidated financial statements

                         Artisoft, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                     Three Months Ended           Nine-months Ended
                                                          March 31,                  March 31,
                                                      1998         1997           1998         1997
                                                    ---------------------       ---------------------
                                                         (unaudited)                 (unaudited)
Net sales                                           $  6,215     $  8,452       $ 19,701     $ 29,077
Cost of sales                                          1,659        3,034          4,964       10,080
                                                    --------     --------       --------     --------
         Gross profit                                  4,556        5,418         14,737       18,997
                                                    --------     --------       --------     --------

Operating Expenses:
         Sales and marketing                           2,582        5,620          7,612       18,258
         Product development                           1,823        2,305          5,437        6,961
         General and administrative                      747        1,327          2,402        4,195
         Restructuring cost                             (175)       1,334           (439)       3,139
                                                    --------     --------       --------     --------
                  Total operating expenses             4,977       10,586         15,012       32,553
                                                    --------     --------       --------     --------

Income (loss) from operations                           (421)      (5,168)          (275)     (13,556)

Other income, net                                        259          118          1,758          488
                                                    --------     --------       --------     --------

         Income (loss) before income tax
         benefit and extraordinary item                 (162)      (5,050)         1,483      (13,068)

Income tax benefit                                      --          1,387           --          4,070
                                                    --------     --------       --------     --------

         Income (loss) before extraordinary
         item                                           (162)      (3,663)         1,483       (8,998)

Extraordinary loss from early
extinguishment of debt, net of
$0 income tax benefit                                   --           --             (109)        --
                                                    --------     --------       --------     --------

         Net income (loss)                          $   (162)    $ (3,663)      $  1,374     $ (8,998)
                                                    --------     --------       --------     --------

Basic and diluted net income (loss)
per share                                           $   (.01)    $   (.25)      $    .09     $   (.62)
                                                    --------     --------       --------     --------



Weighted average common and
common equivalent shares outstanding                  14,607       14,549         14,576       14,542
                                                    --------     --------       --------     --------

           See accompanying notes to consolidated financial statements

                         Artisoft, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                          Nine-months Ended
                                                                             March  31,
                                                                         1998          1997
                                                                         ----          ----
                                                                      (unaudited)   (unaudited)
Cash flows from operating activities:
     Net income (loss):                                                $  1,374      $ (8,998)
     Adjustments to reconcile net income (loss) to net
        cash provided by operating activities:
            Extraordinary loss                                              109          --
            Depreciation and amortization                                 1,406         2,074
            Deferred income taxes                                          --            (747)
            Gain from disposition of property, net                       (1,504)           17
            Change in accounts receivable and inventory allowances       (2,629)       (1,658)
            Tax benefit of disqualifying dispositions                      --              22
      Changes in assets and liabilities:
            Receivables:
                 Trade accounts                                           3,480         7,149
                 Income taxes                                             4,300         1,635
                 Notes and other                                            284           718
         Inventories                                                      1,301         1,588
         Prepaid expenses                                                   514          (518)
         Accounts payable and accrued liabilities                        (1,138)         (779)
         Accrued restructuring costs                                     (4,478)         --
         Income taxes payable                                              --            (256)
         Other assets                                                        23           (63)
                                                                       --------      --------
              Net cash provided by operating activities                   3,042          _184
                                                                       --------      --------

Cash flows from investing activities:
     Proceeds from sale of property and equipment                         4,228            35
     Purchases of property and equipment                                   (476)       (1,256)
                                                                       --------      --------

              Net cash provided by (used in) investing activities         3,752        (1,221)
                                                                       --------      --------

Cash flows from financing activities:
     Purchase of treasury stock                                            --             (40)
     Proceeds (payments) from mortgage notes                             (2,182)        2,200
     Proceeds from exercise of stock options                               --             106
     Proceeds from sale-leaseback of equipment                             --           1,368
     Proceeds from issuance of common stock                                  18          --
     Principal payments on long term debt                                  (341)         (276)
                                                                       --------      --------

              Net cash provided by (used in) financing activities        (2,505)        3,358
                                                                       --------      --------

Net increase in cash and cash equivalents                                 4,289         2,321
Cash and cash equivalents at beginning of period                         14,673        15,325
                                                                       --------      --------
Cash and cash equivalents at end of period                             $ 18,962      $ 17,646
                                                                       --------      --------

           See accompanying notes to consolidated financial statements

                         Artisoft, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)      Basis of Presentation

         The consolidated financial statements include the accounts of Artisoft, Inc. and its four wholly-owned subsidiaries: Triton Technologies, Inc., Artisoft "FSC", Ltd. (which has elected to be treated as a foreign sales corporation), NodeRunner, Inc., and Artisoft Japan, K.K. All significant intercompany balances and transactions have been eliminated in consolidation.

         The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments (of a normal recurring nature) which are necessary for a fair presentation of the financial results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1997 Annual Report to Shareholders and report on Form 10-K. The results of operations for the nine-months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

(2)      Computation of Net Income (Loss) Per Share

         In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). This statement establishes standards for computing and presenting earnings per share ("EPS"), and supersedes APB Opinion No. 15. The Statement replaces primary EPS with basic EPS and requires a dual presentation of basic and diluted EPS. The Statement is effective for both interim and annual periods ending after December 15, 1997. The Company has adopted the provisions of SFAS No. 128 for the quarter and nine-month periods ended March 31, 1998 and has restated the 1997 data.

(3)      Restructuring Cost

         The accrued restructuring costs in the accompanying consolidated balance sheet at March 31, 1998 include the remaining costs of involuntary employee termination benefits, international sales and support office closures and related costs associated with the restructuring actions effected during the fiscal year ended June 30, 1997. A majority of these payments were actually incurred during the nine-month period ended March 31, 1998. Employee termination benefits include severance, wage continuation, notice pay and medical and other benefits. Other costs associated with the restructuring include international sales and support office closures and related costs of premise and other lease terminations, legal and other professional fees.



The accrued restructuring costs at March 31, 1998 principally consist of the following:

                                    Employee Termination                             Total Accrued
                                          Benefits         Office Closure Costs   Restructuring Costs
                                          --------         --------------------   -------------------
Balance at June 30, 1997                $ 4,200,000            $   750,000            $ 4,950,000

Cash paid for employee
termination benefits                     (3,289,000)                  --               (3,289,000)

Cash paid for office closure costs             --                 (750,000)              (750,000)

Reduction in estimate of future
restructuring costs                        (439,000)                  --                 (439,000)
                                        -----------            -----------            -----------

Unaudited balance at March 31, 1998     $   472,000            $      --              $   472,000
                                        -----------            -----------            -----------

         Additionally, separate from the restructuring costs identified above, the Company recorded pre-tax restructuring charges of $3.1 million in fiscal year 1997 as described below.

         During the quarter ended September 30, 1996, primarily in response to lower than expected sales of LANtastic network operating system (NOS) products during the quarter and uncertainty as to future sales levels of NOS products, the Company elected to take two principal actions; first, to realign the resources of the Company to accelerate the development, delivery and potential customer adoption of new computer telephony and communications products and, second, to reduce the Company's operating expense run rate. As a result of these actions, the Company recorded pre-tax restructuring charges of $1.8 million in the quarter ended September 30, 1996 to cover severance costs associated with a 50 person head count reduction and other related costs.

         The Company recorded an additional pre-tax restructuring charge of $1.3 million during the quarter ended March 31, 1997 primarily due to severance and other costs associated with the closing of the Company's Italian office and additional head count reduction in the U.S., principally at the Company's Tucson location, in response to the decline in sales of its LANtastic NOS products.

(4)      Inventories

         Inventories at March 31, 1998 and June 30, 1997 consist of the following (in thousands):


                                                      March 31,       June 30,
                                                        1998            1997
                                                      ---------       --------
                                                     (Unaudited)
                Raw materials                          $ 848          $  1,088
                Work-in-process                          183               261
                Finished goods                           254             1,236
                                                       -----          --------
                                                       1,285             2,585
                Inventory allowances                    (291)             (725)
                                                       -----          --------
                                                       $ 994          $  1,860
                                                       =====          ========


(5)      Property and Equipment

         Property and equipment at March 31, 1998 and June 30, 1997 consist of the following (in thousands):

                                                  March  31,           June 30,
                                                     1998                1997
                                                  ---------              ----
                                                 (unaudited)

       Furniture and fixtures                      $    68              $   892
       Computers and other equipment                 7,060                6,929
       Leasehold improvements                           94                   62
                                                   -------              -------
                                                     7,222                7,883
       Accumulated depreciation and
       amortization                                 (5,067)              (5,060)
                                                   -------              -------
                                                   $ 2,155              $ 2,823
                                                   =======              =======



         As described in Note 3, the restructuring actions commenced in June 1997 included a relocation of the Company's Tucson operations to a smaller facility in October 1997. The property and equipment held for sale in the accompanying June 30, 1997 consolidated balance sheet was comprised of the expected net realizable value of excess furniture and equipment and the net book values of the Tucson land, buildings and improvements. During the nine-month period ended March 31, 1998, all of the property and equipment held for sale was disposed of.

         On October 31, 1997 the Company closed escrow on the sale of its Tucson building. The Company received gross proceeds of $4.1 million on the sale, net cash proceeds of $1.6 million after the pre-payment of a $2.2 million mortgage and other associated closing costs. The Company recognized a net gain of $1.3 million on the sale of the building for the nine-month period ended March 31, 1998.

(6)      Other Assets

         Other assets at March 31, 1998 and June 30, 1997 consist of the following (in thousands):

                                                        March  31,   June 30,
                                                           1998        1997
                                                           ----        ----
                                                       (unaudited)
Trademarks and patents, net of
         accumulated amortization of $63 and $44          $   61      $   80
Purchased technology, net of
         accumulated amortization of $1,502 and $984       1,953       2,471
Recoverable deposits and other                               159         197
                                                          ------      ------
                                                          $2,173      $2,748
                                                          ======      ======

                         Artisoft, Inc. and Subsidiaries

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations


                  Net Sales. The Company's net sales for the quarter ended March 31, 1998 were $6.2 million, a decrease of 27% from net sales of $8.5 million for the corresponding quarter of fiscal 1997 and a decrease of 9% from the second quarter of fiscal 1998 net sales of $6.8 million. For the nine-month period ended March 31, 1998, the Company's net sales were $19.7 million, a decrease of 32% from net sales of $29.1 million for the corresponding period of fiscal 1997. The decreases in net sales for the quarter and nine-month period ended March 31, 1998, as compared to the corresponding periods in fiscal 1997, were principally due to the decline in sales of the Company's LANtastic network operating system
(NOS) products, offset to a minor extent by increased sales of the Company's ModemShare 32 software. The decrease in net sales from the previous quarter's net sales was primarily the result of lower sales of the Company's CoSession Remote OEM pre-loads (principally in Japan), and iShare 2.5, and lower European networking and communications software revenues.

         The Company distributes its products in both the U.S. and international markets. U.S. sales decreased 29% to $4.4 million (71% of net sales) for the quarter ended March 31, 1998, from $6.2 million (74% of net sales), for the same quarter a year ago. U.S. sales decreased 29% to $ 14.3 million (73% of net sales), for the nine-month period ended March 31, 1998 from $20.0. million (69% of net sales), for the same period in fiscal 1997. The decrease in U.S. net sales for both the quarter and the nine-month periods ended March 31, 1998, as compared to the corresponding periods in fiscal 1997, primarily resulted from the decline in sales of LANtastic NOS products in U.S. distribution and retail channels along with weaker sales of the Company's communications products, especially iShare 2.5 and CoSession Remote 32.

         International sales decreased 18% to $1.8 million (29% of net sales), for the quarter ended March 31, 1998, from $2.2 million (26% of net sales), for the same quarter a year ago and decreased 10% from the second quarter fiscal 1998 net sales of $2.0 million. International sales decreased 40% to $5.4 million (27% of net sales), for the nine-month period ended March 31, 1998 from $9.0 million (31% of net sales) for the same period in fiscal 1997. The decrease in international net sales for both the quarter and the nine-month periods ended March 31, 1998, as compared to the corresponding periods in fiscal 1997, principally resulted from the worldwide decline in sales of LANtastic NOS products (especially in Europe) and weaker sales of the Company's CoSession Remote software in Japan. The decrease in international net sales from the previous quarter's international net sales is the result of lower sales of the Company's networking and communications software products in Europe and the Pacific Rim.

         Channel Mix. The Company distributes substantially all of its products through a combination of direct channels (principally telesales), and indirect channels which include OEMs, systems integrators, value-added resellers ("VARs") and software retailers. Indirect channel revenues for the quarters ended March 31, 1998 and 1997 were 66% and 68% of total revenues, respectively. Indirect channel revenues for the nine-month periods ended March 31, 1998 and 1997 were 63% and 66%, respectively. The decrease in indirect channel revenues as a percentage of total revenues for both the quarter and nine-month periods ended March 31, 1998 as compared to the corresponding periods in fiscal 1997 is principally the result of a decrease in retail channel revenues (relating to the Company's LANtastic NOS and communications products) and a decrease in international OEM revenues from the Company's CoSession Remote 32 software as well as increased direct sales of the Company's ModemShare 32 software to endusers.





         Gross Profit. The Company's gross profit was $4.6 million and $5.4 million for the quarters ended March 31, 1998 and 1997, respectively (74% and 64% of net sales, respectively). Gross profit was $14.7 million and $19.0 million for the nine-month periods ended March 31, 1998, and 1997, respectively (75% and 65% of net sales, respectively). The net increase in gross profit margin percentages for both the quarter and the nine-month periods ended March 31, 1998, as compared to the corresponding periods in fiscal 1997, was principally due to the following factors: cost efficiencies achieved at the Company's distribution center due to the restructuring actions taken during fiscal year 1997, substantially reduced product translation costs, lower inventory reserve requirements, and increased sales of higher margin software only content such as ModemShare 32, LANtastic for NT and Visual Voice
4.0 software, partially offset by higher software licensing fees incurred on the Company's configuration tracking and recovery utility (ConfigSafe). The net decrease in aggregate dollars of gross profit margin for both the quarter and nine-month periods ended March 31, 1998 is solely the result of the decline in net sales (principally the LANtastic NOS products).

         Gross profit margins may fluctuate from quarter to quarter due to changes in net sales, product mix, pricing actions and changes in sales and inventory allowances.

         Operating Expenses. Operating expenses were $5.0 million and $10.6 million for the quarters ended March 31, 1998 and 1997 respectively, (81% and 125% of net sales, respectively). Total operating expenses were $15.0 million and $32.6 million for the nine-month periods ended March 31, 1998 and 1997, respectively, (76% and 112% of net sales, respectively). The decrease in absolute dollars for both the quarter and nine-month periods ending March 31, 1998 was due to the restructuring actions implemented by the Company during the fiscal year ended June 30, 1997. The decrease in total operating expenses as a percentage of net sales for both the quarter and nine-month periods ended March 31, 1998 was due to the aforementioned expense reductions associated with these restructuring actions offset to a significant degree by the decline in net sales.

         Sales and Marketing. Sales and marketing expenses were $2.6 million and $5.6 million for the quarters ended March 31, 1998 and 1997, respectively, (42% and 66% of net sales, respectively). Sales and marketing expenses were $7.6 million and $18.3 million for the nine-month periods ended March 31, 1998 and 1997, respectively, (39% and 63% of net sales, respectively). The decrease in aggregate dollars for sales and marketing expenses and as a percentage of net sales for the quarter and the nine-month periods ended March 31, 1998, as compared to the corresponding periods in fiscal 1997, are due principally to the Company's restructuring actions undertaken during the fiscal year ended June 30, 1997. These actions included the closure of six of the Company's eight international sales offices and marketing and sales headcount reductions at the Company's Tucson headquarters. Additionally, the Company reduced certain other marketing and promotional expenses associated with its LANtastic NOS product lines primarily as a response to the decline in sales. These reductions in sales and marketing expenses were offset to a minor extent by increased sales and marketing expenditures on the Company's newly introduced TeleVantage computer telephony software and Visual Voice 4.0 . The sequential increase in sales and marketing expenditures between the quarter ended December 31, 1997 and the quarter ended March 31, 1998 was principally due to the marketing costs associated with the launch of the Company's TeleVantage computer telephony software.

         Product Development. Product development expenses were $1.8 million and $2.3 million for the quarters ended March 31, 1998 and 1997, respectively, (29% and 27% of net sales, respectively). Product development expenses were $5.4 million and $7.0 million for the nine-month periods ended March 31, 1998 and 1997, respectively, (27% and 24% of net sales, respectively). The decrease in aggregate dollars for product development expenses for the quarter and nine-month period ended March 31, 1998, as compared to the corresponding periods in fiscal 1997 is principally attributable to the headcount reductions associated with the restructuring actions taken during the fiscal year ended June 30, 1997. The reduction in product development personnel occurred principally in the Company's LANtastic NOS product line and was the result of declining sales. The reduction in aggregate dollars for product development expenses for the quarter and nine-month periods ended March 31, 1998, as compared with corresponding periods in fiscal 1997 was offset to a significant degree by the addition of product development personnel in the Company's computer telephony development group principally associated with the development of the Company's TeleVantage computer telephony software and Visual Voice 4.0. The increase in product development expenses as a percentage of net sales for both the quarter and nine-month period ended March 31, 1998 as compared to the corresponding periods in fiscal 1997 is primarily due to the decrease in sales of the Company's LANtastic (NOS) products.

         General and Administrative. General and administrative expenses were $.6 million and $1.3 million for the quarters ended March 31, 1998 and 1997, respectively, (10% and 15% of net sales, respectively). General and administrative expenses were $2.0 million and $4.2 million for the nine-month periods ended March 31, 1998 and 1997, respectively (10% and 14% of net sales, respectively). The decrease in aggregate dollars for general and administrative expenses for the quarter and nine-month periods ended March 31, 1998 as compared to the corresponding periods in fiscal 1997, is attributable to reductions in administrative personnel effected during the fiscal year ended June 30, 1997 as a part of the Company's restructuring plan. To a lesser extent, the decrease is also the result of lower occupancy and maintenance expenses principally due to the sale of the Company's Tucson, Arizona headquarters and the relocation to a lower cost facility and the associated reductions in depreciation expense on these facilities. The decrease in general and administrative expenses as a percentage of net sales for the quarter and the nine-month periods ended March 31, 1998, as compared to the corresponding periods in fiscal 1997, is primarily the result of the aforementioned reductions partially offset by the decline in sales of the Company's LANtastic (NOS) products.

         Restructuring Cost. During the quarter ended September 30, 1996, primarily in response to lower than expected sales of LANtastic NOS products during the quarter and uncertainty as to future sales levels of NOS products, the Company elected to take two principal actions; first, to realign the resources of the Company to accelerate the development, delivery and customer adoption of new computer telephony and communications products and, second, to reduce the Company's operating expenses. The effect of the realignment was to increase the Company's investment in product development, marketing and channel development in the high growth computer telephony and communications segments of the Company's business and thereby bring more focus to the delivery of products in these areas, as well as to support continuing differentiation for LANtastic in the future.

         During the quarter ended March 31, 1997, primarily in response to continued substantial weakness in sales of LANtastic network operating system NOS products, the Company elected to further reduce its operating expenses in Europe, principally through the closure of the Italian sales office, and certain personnel costs in the U.S., principally at the Tucson facility. The Company recorded a $1.3 million restructuring charge for the quarter ended March 31, 1997 to cover severance costs associated with these actions, along with other related expenses.

         In March 1998, the Company closed its Japanese sales office and plans to complete the liquidation of its Japanese subsidiary by June 30, 1998. This action was taken primarily in response to increased costs associated with operating the subsidiary.

         Other Income, Net. For the quarter ended March 31, 1998, other income, net, increased to $.3 million, from $.1 million in the corresponding quarter of fiscal 1997. For the nine-month period ended March 31, 1998, other income, net, increased to $1.8 million, from $.5 million in the corresponding period of fiscal 1997. The increase in other income, net, for the quarter ended March 31, 1998 and the nine-month period ended March 31, 1998, was principally attributable to the recognition of a gain on the sale of the Company's Tucson, Arizona headquarters of $1.3 million and increased investment income.

         Income Tax Benefit. The Company's effective income tax rate for the quarter ended March 31, 1998, was 0% compared to an effective rate of (27.5%) in the corresponding quarter of fiscal 1997. The Company's effective income tax rate for the nine-month period ended March 31, 1998, was 0% compared to an effective rate of (29.0%) in the corresponding period of fiscal 1997. The Company did not recognize tax expense for the quarter or nine-month periods ended March 31, 1998 due to the carryforward of federal and state net operating losses and the reversal of certain book-tax timing differences.

         Extraordinary loss from early extinguishment of debt. In October 1997, the Company incurred a $109,000 prepayment penalty upon the sale of its Tucson, Arizona headquarters and the subsequent repayment of a $2.2 million mortgage on that facility. The Company utilized proceeds received from the sale of its Tucson, Arizona headquarters to prepay the mortgage obligation. There is no income tax effect from the transaction. The per share amount of extraordinary loss net of income tax effects is $(.01) for the nine-month period ended March 31, 1998.

Future Results


         On April 23, 1998, the Company announced its intention to focus the majority of its resources on its computer telephony products and consolidate its communications and networking products into a wholly-owned subsidiary located in Tucson, Arizona and close its Iselin, New Jersey sales and development office and its United Kingdom sales office by June 30, 1998. The Company will make additional investments in sales, marketing and development in order to build awareness, market and channels for its computer telephony products.

         The Company intends to increase its investments and expenditures in sales, marketing and development of computer telephony products including TeleVantage. There can be no assurance that the Company will be able to develop, market and sell such products successfully or at particular levels or within particular time-frames. Accordingly, the Company could experience a slow increase in computer telephony revenues as it attempts to build a distribution channel and reseller programs that may build market awareness for computer telephony products. A slow increase in the Company's computer telephony revenues, particularly if combined with future revenue declines from the Company's networking and communicating software products, could cause the Company to experience losses.

         The Company's future results of operations involve a number of risks and uncertainties. Among the factors that could cause future results to differ materially from historical results are the following: business conditions and the general economy; competitive pressures, acceptance of new products and price pressures; availability of third-party compatible products at reasonable prices; risk of nonpayment of accounts or notes receivable; risks associated with foreign operations (especially those in Japan and other Asian countries); risk of product line or inventory obsolescence due to shifts in technologies or market demand; timing of software introductions; litigation. These and other risk factors are outlined below.

Year 2000

         The Company recognizes the potential business impacts related to the Year 2000 computer system issue. The issue is one where computer systems may recognize the designation "00" as 1900 when it means 2000, resulting in system failure or miscalculations. The Company is utilizing resources to identify, correct, reprogram and test its internal systems for Year 2000 compliance. It is anticipated that all internal systems reprogramming and correction efforts will be completed by December 31, 1998. The Company has tested all of its currently shipping software and determined its software products to be Year 2000 compliant in all respects.

Liquidity and Capital Resources

         The Company had cash and cash equivalents of $19.0 million at March 31, 1998, compared to $14.7 million at June 30, 1997, and working capital of $20.0 million at March 31, 1998 compared to $17.7 million at June 30, 1997. The increase in cash and cash equivalents was principally the result of the receipt of a federal income tax refund of approximately $4.2 million and cash received from the sale of its Tucson, Arizona headquarters and associated furniture and equipment, partially offset by severance payments as a result of the Company's restructuring actions effected during the quarter ended June 30, 1997 and the prepayment of the mortgage on the Tucson facility. The increase in the Company's working capital was primarily the result of the increases in cash balances as described above.

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

Recent Accounting Pronouncements

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

         In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). SOP 97-2 provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing, or otherwise marketing computer software. SOP 97-2 is effective for financial statements for fiscal years beginning after December 15, 1997. Earlier application for financial statements or information that has not been issued is encouraged. The Company does not believe that the adoption of SOP 97-2 will have a material impact on its software revenue recognition practices.

         During the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), as issued by the Financial Accounting Standards Board. SFAS No. 128 simplifies the standards for computing earnings per share. The effect of the Company adopting Statement No. 128 is that basic and diluted EPS was $(.01) and $(.01) for the quarter ended March 31, 1998 and $.09 and $.09 for the nine-months ended March 31, 1998. Basic and diluted EPS was $(.25) and $(.25) for the quarter ended March 31, 1997 and $(.62) and $(.62) for the nine-months ended March 31, 1997.

RISK FACTORS

General

         Competition. The PC and computer telephony industries are highly competitive and are characterized by rapidly changing technology and evolving industry standards. The Company competes with other software companies many of which have substantially greater financial, technological, production, sales and marketing and other resources, as well as greater name recognition and larger customer bases, than the Company. As a result, these competitors may be able to respond more quickly and effectively to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion, sales and support of their products than the Company. Competition in the PC and computer telephony industries is likely to intensify as current competitors expand their product lines, more features are included in operating systems (e.g., Windows 98), new computer telephony applications are developed, and as new companies enter the markets or segments in which the Company currently competes. The PC industry is also characterized by a high degree of consolidation which favors companies with greater resources than those of the Company. Consequently, the Company expects it products to continue to experience increased competition, which could result in significant price reductions, loss of market share and lack of acceptance of new products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's new product introductions can be subject to severe price and other competitive pressures. While the Company endeavors to introduce its products to the marketplace in a timely manner there can be no assurances that due to the greater financial resources of the Company's competitors that these products will be successful. There can be no assurance that the Company's products will be able to compete successfully with other products offered presently or in the future by other vendors.

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

         Foreign Conditions. The Company is exposed to certain risks associated with recent financial conditions in the Pacific Rim region that are having a negative impact upon the currencies and economies of Australia, Japan and other Pacific Rim countries. The Company has operations in Japan that accounted for approximately 4% of its net revenues for the quarter ended March 31, 1998. While the Company believes that its sales from the Pacific rim countries will not be materially impacted by this current financial turmoil there can be no assurances that continued severe economic disruption in these economies would not adversely affect future operating results.

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

Computer Telephony

         Computer Telephony Product Competition. The market for open, standards-based telephony tools, applications and system-level products is relatively new, and rapidly evolving. There can be no assurances that these markets will continue to expand, or if they do, that the Company's products will receive widespread acceptance. Further, the market for the Company's telephony products is characterized by the rapid evolution of telephony hardware and software standards, by changing customer requirements, and is highly competitive with respect to timely product introduction. These characteristics may render the Company's telephony products obsolete or unmarketable.

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

          The Company released its newest telephony product TeleVantage in late March 1998. TeleVantage is a phone system designed for small and medium sized businesses and branch offices. The Company believes this product offers functionality superior to that of a traditional standalone PBX. However, due to the complexity of this software and the mission critical systems it is designed to operate, there can be no assurances that the software will be successfully introduced, launched, marketed or sold.

         Computer Telephony Customers and Market Acceptance. The Company is currently and will continue to invest significant resources in the development, marketing and launch of new telephony products. Due to the complexity of these tools and system level products the Company's telephony product line is subject to significant risk. Software products as complex as those currently under development by the Company are often subject to market acceptance challenges. There can be no assurance that the Company will not encounter difficulties in successfully introducing, marketing and promoting these products. Additionally, these new telephony products are principally targeted at small to medium size businesses. The Company's existing network of qualified resellers has historically sold the Company's networking and communications products. Therefore the Company anticipates the need to recruit and train a new network of qualified value added resellers in launching its computer telephony products. There can be no assurances that the Company will be successful in establishing a base of qualified resellers to sell its telephony products. The Company's success in launching these products will likely be influenced by its ability to attract and inform qualified value added resellers and interconnects on the features and functionality of these emerging technologies.

         The Company's computer telephony products compete in a relatively immature industry with as yet unproven technologies. There can be no assurance that the current technological innovations in the computer telephony industry will be widely adopted by small to medium size businesses or that telephony standards will evolve in a manner that is advantageous to the Company's telephony products.

Networking and Communications

         Networking and Communications Software Customers. The Company relies on a network of distributors and value added resellers (VARs) for a significant portion of both its domestic and international networking and PC communications product revenues. In addition, a majority of the sales of CoSession Remote, the Company's PC remote computing product, are to PC OEM's. Generally, there are no minimum purchase requirements for the Company's distributors, VARs and OEMs and many of the Company's distributors and VARs sell competitive products. There can be no assurance that these customers will give priority to the marketing of the Company's products as compared to competing products or alternative solutions or that such customers will continue to offer the Company's products. In the event of the termination of the Company's relationship with one or more major distributors, the Company would have to find suitable alternative channels of distribution. The absence of such alternatives could have a material adverse effect on the Company's business, financial condition and results of operation. Certain of the Company's PC OEM relationships require the scheduled delivery of product revisions and new products. The failure to adhere to agreed-upon product delivery schedules could result in the termination of key relationships with major PC manufacturers, which could have a significant adverse impact on current and future revenues in the PC OEM channel. The Company's OEM revenue streams are dependent upon the maintenance of one or more key PC OEM relationships. The termination of any one of these relationships may materially adversely effect the Company's current and future revenues.

         Networking Software Competition. The Company's major competitors in the small business networking market are Microsoft Corporation (Microsoft) and Novell, Inc. (Novell). Both of these companies have substantially greater financial, technological, production and sales and marketing resources than those of the Company.

         Management believes that the inclusion of networking capabilities (printer, file and application sharing) in Microsoft's Windows 95 operating system (released in August 1995) have had and will continue to have a significant detrimental impact on sales of the Company's LANtastic NOS products. Windows 95 is pre-loaded on virtually all Pentium processor-based personal computers currently sold worldwide. The impact of Windows 95 has been compounded by the dominance and visibility of Microsoft in the personal computer software market and the upgrade by small businesses to Pentium PC's. In August 1996, Microsoft released Windows NT 4.0, a client server network version of the Windows operating system. Management believes that the workstation version of Windows NT 4.0 which, like Windows 95, includes peer-to-peer networking capabilities and is pre-loaded on Pentium PC's, has provided significant direct competition to the LANtastic NOS in the small business networking market. Further, business applications software vendors appear to be rapidly adapting their products to Windows NT. Management believes that this trend combined with the fact that DOS, Windows 3.x and Windows 95 clients are compatible with the NT server has and will continue to provide substantial competitive pressure on sales of LANtastic NOS products. Microsoft has announced the release of the new Windows 98 operating system for late June 1998. Management believes that this new operating system will further erode its LANtastic (NOS) install base. These events will likely further diminish the future revenue potential of LANtastic.

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

         Remote Computing Software Competition. The principal distribution channel for the Company's remote computing product, CoSession Remote 32 version 8, is through OEM arrangements with PC manufacturers. In December 1997, the Company released a 32-bit version of the product to support the Windows 95 and Windows NT operating systems. As the Company's major competitors also offer 32-bit remote computing products, it is critical, for the continuance of the OEM relationships, that the Company successfully market the 32-bit product and meet major OEM customer e-commerce and other promotional requirements. The Company's ability to grow its remote computing software revenues will likely depend on its success in leveraging existing OEM relationships to develop new sources of revenue such as e-commerce. The loss of one or more of these OEM relationships could have a significant impact on the Company's net sales and operating results. Microsoft has announced its intention to include a remote computing component in its Windows 98 operating systems (scheduled for release in late June 1998) and currently distributes Net Meeting at no charge from its Web site. These actions will likely lead to diminished demand for the Company's CoSession remote control product, and consequently decreased net sales and operating results.

         Communications Software Competition. Microsoft, because of its dominant position in the PC operating systems and business applications markets, frequently offers value-added functionality to its products in the form of enhancements to its Windows operating systems, which are pre-loaded on new PC's, or by offering free products for download from its World Wide Web site. The Company believes that Microsoft's next version of its Windows NT Server (tentatively scheduled for release in either late 1998 or early 1999) may include both modem sharing and internet sharing capabilities. The inclusion of modem sharing and internet sharing capabilities in Windows NT could result in substantially increased competition for the Company's ModemShare and iShare products which could have a significant impact on the Company's sales and operating results (see caption above entitled, "Networking Software" for further discussion of Windows NT).

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

Item 4.     SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS
            None

Item 5.     OTHER INFORMATION
            None

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits
              No. 11 - Computation of Net Income (Loss) Per Share

              No. 27 - Financial Data Schedule for Form 10-Q dated May 15, 1998

(c)   Reports on Form 8-K
              There were no reports filed on Form 8-K during the three months ended March 31, 1998

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                ARTISOFT, INC.







Date:  May 15, 1998             By /s/ T. Paul Thomas
                                  --------------------------------------
                                  T. Paul Thomas
                                  President and Chief Operating Officer






                                By /s/ Kirk D. Mayes
                                  --------------------------------------
                                  Kirk D. Mayes
                                  Corporate Controller, Chief Accounting Officer (Acting Principal Financial Officer)