Form 10-K
period 1998-06-30
ARTISOFT INC
filed 1998-09-25
CIK 877931

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X]           Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                     For the fiscal year ended June 30, 1998

                                       OR

[ ]         Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
           For the transition period from ____________ to ____________

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

                     5 Cambridge Center Cambridge, MA 02142
               (Address of principal executive offices, Zip Code)

        Registrant's telephone number, including area code (617) 354-0600

        Securities registered pursuant to Section 12(b) of the Act: None


          Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value                             The Nasdaq Stock Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $32,069,000 based on the closing sale price as reported by The Nasdaq Stock Market on September 24, 1998.

The number of shares outstanding of each of the registrant's classes of common stock, as of September 24, 1998 was 14,660,000 shares of Common Stock, $.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Proxy Statement dated September 25, 1998, for the Annual Meeting of Shareholders to be held on November 10, 1998, are incorporated by reference into Part III.

================================================================================

                                TABLE OF CONTENTS

                                                                                                   Page
                                                                                                   ----
PART I ...............................................................................................3
      Item 1.    Business .........................................................................3-12
      Item 2.    Properties ......................................................................12-13
      Item 3.    Legal Proceedings ..................................................................13
      Item 4.    Submission of Matters to a Vote of Security Holders .............................13-14

PART II .............................................................................................15
      Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters ..............15
      Item 6.    Selected Financial Data ............................................................15
      Item 7.    Management's Discussion and Analysis of Financial Condition and
                   Results of Operation ..........................................................16-30
      Item 7(a). Quanitative and Qualitative Disclosures about Market Risk...........................30
      Item 8.    Financial Statements and Supplementary Data .....................................31-51
      Item 9.    Changes in and Disagreements with Accountants on Accounting and
                   Financial Disclosure .............................................................51

PART III ............................................................................................52
      Item 10.   Directors and Executive Officers of the Registrant .................................52
      Item 11.   Executive Compensation .............................................................52
      Item 12.   Security Ownership of Certain Beneficial Owners and Management .....................52
      Item 13.   Certain Relationships and Related Transactions .....................................52

PART IV .............................................................................................53
      Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K ................53-54

SIGNATURES ..........................................................................................55

                                    PART I

Item 1. Business
----------------

Introduction

        Artisoft, Inc. ("Artisoft", the "Company" or the "Registrant") is a computer software company, which develops, markets and sells computer telephony, networking and communications software and remote computing products and services.

        The Company's principal executive offices are located at 5 Cambridge Center, Cambridge, Massachusetts 02142. The telephone number at that address is
(617) 354-0600. The Company was incorporated in November 1982 and reincorporated by merger in Delaware in July 1991.

Background and General Development of Business

        During fiscal year 1998, which ended June 30, 1998, Artisoft implemented a major business restructuring plan involving three key elements. First, the Company took action to reduce operating expenses worldwide in order to bring the Company's cost structure to a level commensurate with its revenues and to preserve cash. Second, the Company sought to grow revenue on new products and technologies in order to offset the continued decline of the Company's LANtastic products. Third, the Company reoriented its business development strategy towards transforming the Company into a computer telephony company. This reorientation emerged with the Company's introduction of TeleVantage, the Company's software-based phone system, in March, 1998.

        During fiscal year 1998, the Company's revenues declined as the Company's LANtastic peer to peer network operating system ("NOS") product line came under increased competitive pressures from the Microsoft operating systems, Windows 95, Windows 98 and Windows NT, with their built in networking capabilities. In response, in fiscal year 1998, the Company reduced its operating expenses. In addition, the Company's computer telephony and other communications and networking product revenues partially offset the decreasing revenues from LANtastic NOS products. The Company also introduced several new products in fiscal 1998 as part of the strategy to diversify its product portfolio. A key new product was TeleVantage. See "Item 7. Management's
Discussion and Analysis of Financial Condition and Results of Operations" for further discussions of new product introductions.

        Prior to fiscal 1996, Artisoft was exclusively engaged in the design, development, sales and support of local area network ("LAN") software and hardware, designed to enhance the productivity of PC users by enabling them to share networked resources and to communicate easily and cost-effectively with other users of the LAN. The typical end-user of the Company's LANtastic NOS products are small and medium sized businesses, home offices, professional organizations, universities, work groups within large businesses and government agencies. The Company estimates it has shipped over 4,500,000 hardware and software licenses of LANtastic products used in over 975,000 LANtastic LAN's, since the initial version of the product began shipping in 1987.

        In fiscal 1996, the Company's LANtastic product line began to face substantial competitive pressures, principally as a result of the impact of
Microsoft's Windows 95 operating systems on the small business networking market. These pressures increased during fiscal years 1997 and 1998, particularly with Microsoft's release of Windows 98 and Windows NT in 1997 and June 1998, respectively. Windows 95/98, which is preloaded on substantially all Pentium processor-based PC's sold worldwide, includes peer-to-peer networking capabilities similar to those offered by the Company's LANtastic products. The impact of Windows 95/98 was compounded by the dominance and visibility of Microsoft in the PC marketplace and the rapid upgrade by small businesses to Pentium PCs.

        As a result of those competitive pressures, sales of the Company's LANtastic products declined to $50.1 million in fiscal 1996, a 40% decrease from fiscal 1995, and to $20.2 million in fiscal 1997, constituting a 60% decrease from fiscal 1996.

        The Company responded to this change in business conditions in a number of ways. First, during fiscal year 1996, the Company started its transformation to a communications and computer telephony software company with a broader technology portfolio and a broader array of products and channels of distribution. This was achieved primarily with the successful acquisition and integration of three software companies during fiscal year 1996. These companies were Synergy Solutions, Inc. ("Synergy"), a company engaged in the design, development, sale and support of modem and telephone line sharing software; Triton Technologies, Inc. ("Triton"), which developed, sold and supported PC remote control access and control software; and Stylus Innovation, Inc. ("Stylus"), a company that designed, developed, sold and supported computer telephony applications and tools software.

        Second, the Company took a series of restructuring actions in fiscal 1997 and 1998, in order to reduce the Company's cost structure to a level commensurate with the level and mix of its operating revenues. The restructuring actions taken during the 1997 and 1998 fiscal years included a reduction in work force affecting approximately 180 employees involved with LANtastic products at the Company's Tucson, Arizona facilities, the sale of the Company's Tucson land and building in connection with the Company's relocation to a smaller facility, and the closure of most of the Company's international sales and support offices, which were involved almost entirely with sales of LANtastic products. Partially as a result of these restructuring actions, the Company's sales and marketing, product development and general and administrative expenses declined from $39.2 million in fiscal 1996, to $38.9 million in fiscal 1997 and $20.2 million in fiscal 1998.

        Third, in fiscal 1998, the Company took steps to reorient its business development strategy towards computer telephony products. In 1998, the Company released TeleVantage, receiving awards for the product at CT Expo in March 1998 and receiving favorable trade reviews including CTI Magazine Editors' Choice in September 1998 and the 1998 Editors' Choice Award from Telemarketing & Call Center Solutions Magazine. TeleVantage is an intelligent PC-based phone system designed to provide PBX and other integrated features for small to medium sized businesses and branch offices. TeleVantage is an open, standards-based system that is designed to run on any PC, and uses standard voice processing boards from Dialogic. In May 1998, the Company combined its communications software and remote computing groups, resulting in the closure of the Company's Iselin, New Jersey offices, and the transfer of certain functions to the Company's Tucson, Arizona facilities. In September 1998, the Company moved its principal executive offices to its computer telephony facilities in Cambridge, Massachusetts. In response to favorable industry reviews of TeleVantage, the Company decided to take a number of actions to increase its capacity to market and sell its computer telephony products and, in particular, its TeleVantage product line. These actions included the hiring of approximately 30 employees dedicated to the development and marketing of TeleVantage and the commitment of funds for the advertising and promotion of TeleVantage products.

Products and Services

        The Company currently is organized into two groups, each centered around the specific products and services being developed, marketed and sold. The two groups are: the Computer Telephony Group, which is located in Cambridge, Massachusetts and is responsible for the Company's computer telephony products, including TeleVantage and Visual Voice; and the Communication Software Group, located in Tucson, Arizona (with a satellite development center in Boynton Beach, Florida), which is responsible for the Company's networking and communications software products, including the LANtastic product line, as well as its remote computing products, including CoSession.

        The Company currently holds registered trademarks on its LANtastic and Visual Voice products. In addition, the Company currently has trademark applications pending approval on its i.Share, ModemShare, XtraMail, CoSession Remote, TeleVantage and InfoFast products among others. Trademarks for LANtastic and Visual Voice are registered in the U.S. Trademark and Patent Office.

Following is a description of the products and services offered by each group.

        Computer Telephony Group. The Computer Telephony ("CT") Group focuses on two objectives: first, to deliver CT software applications to small businesses and corporate branch offices or departments; and second, to increase its leadership in the CT software development toolkit market.

        TeleVantage is a complete PC-based telephone system that is fully integrated with a LAN. The system provides PBX-like call control functionality including voicemail, auto attendant, call forwarding, phone directory and a number of other telephony technologies bundled into a single integrated solution. TeleVantage is designed to allow organizations to improve customer service, increase call productivity and significantly decrease the cost of maintaining their telephone systems.

        Artisoft's Visual Voice is one of the industry's leading CT development toolkits. Product attributes include affordability, ease of use and compatibility with Microsoft standards. Visual Voice is a 32-bit ActiveX control that converts any ActiveX compatible software development environment, such as Microsoft Visual Basic, Microsoft Visual C++, Borland Delphi, and Microsoft Visual FoxPro, into a full-featured telephony application development toolkit. Visual Voice applications include voice mail, audiotext, outbound calling, interactive voice response (IVR), fax-on-demand, and international call-back.

        In June 1998, Artisoft released Visual Voice Pro 4.1 This latest version of Visual Voice provides tightly integrated support for Microsoft Visual C++ and Borland Delphi. It also supports enterprise connectivity and allows for expanded flexibility and scalability in developing telephony applications.

        Artisoft's Visual Voice Enterprise, an extension to its Visual Voice telephony toolkit, allows software developers to create distributed telephony applications that span multiple computers, running over the Internet or a LAN. Visual Voice Enterprise offers application scalability, remote administration and the ability to access computer telephony functionality from a Web browser.

        Artisoft also offers InfoFast 2.0 for Windows NT and Windows 95. InfoFast is a fax-on demand/audio text software solution that provides 24-hour automatic access to fax documents, Web documents and voice recordings via fax or phone. InfoFast 2.0 is compatible with both Windows 95 and Windows NT.

        See  "Item  7.   Management's   Discussion  and  Analysis  of  Financial
Conditions and Results of Operations" including the section entitled "Risk Factors" for further discussion of new product introductions.

        Communications Software Group. The Communication Software Group offers a wide range of software products for the communication and networking needs of small businesses and workgroups. First among these is LANtastic, a NOS software designed to be powerful yet easy-to-use and able to support a wide variety of PC operating systems. All current LANtastic software products have been designed to be compatible with each other, and with most PC industry standard operating systems, hardware platforms, applications software and NOS. Other Communications Software Group products include ModemShare 32, i.Share 3.0, and CoSession Remote 32.

        In June 1998, Artisoft released LANtastic 8.0. LANtastic 8.0 offers users the same functionality as LANtastic 7.0 but is now compatible with Windows NT 4.0 and Windows 98. LANtastic 8.0 enables PCs on Windows NT 4.0, Windows 95/98, Windows 3.1 and DOS to share files, corporate resources such as e-mail and allows network administrators to manage and control multiple operating systems, protocols, applications and desktops.

        Artisoft's LANtastic for Windows NT enables users to integrate Windows NT 4.0 into a new or existing LANtastic network. It allows users to share files, printers, applications and CD-ROMs among Windows NT 4.0, Windows 95, Windows 3.x, and DOS PCs on a single network. LANtastic for Windows NT allows for enhanced network administration and security while offering advanced administrative features such as setting up user access, pop-up messaging and chat.

        Artisoft's  ModemShare  32 enables all networked PCs (Windows 98 through
DOS) to share a single phone line and modem. ModemShare 32 is compatible with Windows NT, Windows 95 and supports both Class 1 and Class 2 modems.

        Artisoft's i.Share 3.0 enables up to 32 networked PC users to browse different Web sites at the same time via one connection. This new version of i.Share supports Windows NT 4.0, Windows 98, the latest 32-bit browsers and Internet e-mail software. i.Share 3.0 also offers internet e-mail access and user access control (i.Watch).

        CoSession Remote 32 is a remote control software application that enables users running a PC to connect and control remote PCs. CoSession Remote 32 supports connections over analog modems, IPX/SPX, NetBios, NetBEUI and TCP/IP. CoSession Remote 32 uses shell extensions to enable ease of use in setting up and accessing remote PC's. Once connected, the user has the ability to perform remote control, file transfer with differential update, synchronization and cloning capabilities, keyboard chat with remote users, and simultaneous voice conversation using standard modems and network/Internet connections.

        Artisoft also offers ConfigSafe, a software product with one-step system restoration and advanced tracking features for easy recovery from PC crashes.

        See  "Item  7.   Management's   Discussion  and  Analysis  of  Financial
Conditions and Results of Operations" including the section entitled "Risk Factors" for further discussion of new product introductions.

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

Raw Materials, Manufacturing and Suppliers

        The principal materials and components used in the Company's software products include diskettes, user manuals and product display boxes and are purchased directly from third-party vendors. The Company currently utilizes both internal and third-party contracted resources for the assembly, warehousing and fulfillment of its software products. Outside vendors perform in accordance with Company specifications and material quality is ensured prior to the assembly of the Company's products. Capacity shortages for components, assembly, warehousing and fulfillment are not anticipated due to multiple third party resources available for contract; however, if such shortages did occur, the Company's operating results could be materially impacted. The Company believes there are adequate supplies of and sources for the raw materials used in its software products and that multiple sources are available for CD and diskette duplication, manual printing and final packaging.

        The Company primarily utilizes the services of third party manufacturers for production of its hardware products. The Company does not purchase integrated circuits, circuit boards and components for its printed circuit boards, but rather, purchases finished boards and other hardware products from third party manufacturers. The manufacturers deliver the products to the Company's Tucson facilities, where the Company tests, packages and ships finished products to customers. Most components that are used in the Company's hardware products are readily available from a large number of both domestic and foreign equipment vendors. In addition, the Company believes there are adequate supplies of and sources for raw materials used in its Communications Software Group hardware products. However, future operating results could be adversely affected if the Company is unable to procure subcontracted assemblies for its products needed to meet anticipated customer demand. To date, customer returns of the Company's products for defective workmanship have not been material.

        The Company's TeleVantage product is designed to be operated on PCs of multiple manufacturers in conjunction with Dialogic voice processing boards. The Company purchases hardware components from certain telephony hardware vendors, principally Dialogic Corporation, for sale with its computer telephony software products. The functionality of the Company's telephony software products is dependent on the continued availability of hardware assemblies from Dialogic Corporation. Future operating results could be adversely affected if the Company is unable to procure such assemblies for its computer telephony products needed to meet anticipated customer demands.

Marketing, Sales and Distribution

        General. The Company's dominant marketing strategy is to create reseller and end user demand for the Company's products and to use broad line distributors and volume purchasers to fulfill the reseller and end user demand. The Company's authorized resellers and distributors are selected for their sales ability, technical expertise, reputation and financial resources. The Company also sells direct to original equipment manufacturers, governmental units and end users. The Company's selling efforts have been assisted by positive product reviews, awards and recognition earned from personal computer and computer telephony publications.

        The Company's marketing programs have three objectives: first, to create brand name recognition of the Company and its products; second, to generate sales leads for its resellers and distributors; and third, to support the sales efforts of its resellers and distributors through sales tools and training. Marketing activities that address the first two areas include frequent participation in industry trade shows and seminars, direct mail, advertising in major trade publications, executive participation in press briefings and industry seminars, sponsorship of seminars by the Company and on-going communication with the Company's end users. To train and support resellers and distributors, the Company provides mailings of product and technical updates, seminar materials, video training and corporate presentations. The Company's Communications Software Group offers Advantage and Premier reseller programs for U.S. resellers and distributors which provide increased training, services and support. The Company's Computer Telephony Products Group offers a TeleVantage Partner Program which likewise provides enhanced training, services and support to its Computer Telephony resellers and distributors.

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

        Sales channels are supported directly through a variety of programs designed to create demand for the products. The Company seeks to educate individuals and key decision makers in large corporations, independent software vendors and original equipment manufacturers about the uses for and benefits of its products. Programs include the following: (i) targeted direct mail campaigns; (ii) telemarketing and on-site sales visits; (iii) targeted worldwide advertising in industry magazines, mail order catalogs and the Internet; (iv) public relations campaigns; and (v) custom-developed joint marketing programs with OEM customers. The sales force specializes in educating corporate end users, original equipment manufacturers and independent software vendors about the Company's products. The sales organization pursues prospects in their geographic areas, and the main focus is on OEM customers. This channel will continue to be the main focus of the business. In addition, direct sales to medium and large-sized corporations have historically made revenue contributions and continue to be a source of high profit revenue for the product group. Although not a major focus for the product group in the past, a highly focused end-user sales strategy, including electronic commerce and upgrade sales to existing users of OEM versions, is planned.

        The Company supports its products through fee and non-fee-based telephonic technical services, a World Wide Web site, bulletin board systems, CD-ROM databases and a fax-on-demand system. Because the Company's products operate in many disparate PC environments, the Company's technical services require wide expertise in network operating systems, network interface cards of other companies and other technologies.

        The Company's ability to compete is dependent upon the timely introduction of new products to the marketplace and the timely enhancement of existing products. Product development expenses totaled approximately $7.1 million, $9.3 million and $7.1 million in fiscal 1998, 1997 and 1996, respectively. The Company has not engaged in customer-sponsored research activities.

        Computer Telephony and Communications Software Groups. The Company utilizes a sales, marketing and distribution strategy with respect to its Computer Telephony and Communications Software Groups as described below:

        The Company  employs a team of  telesales  professionals  to sell Visual
Voice directly to end users. Leads are generated through a variety of pull-through marketing activities, such as advertising, press articles, direct mail and trade shows. To achieve additional market coverage, particularly in areas outside of North America, Visual Voice is sold through a number of independent distributors that specialize in computer telephony.

        The Company employs regional sales professionals to sell TeleVantage to qualified resellers. The resellers attend training provided by the Company prior to being certified as TeleVantage resellers. The Company also partners with several computer telephony distributors to generate product awareness within the VAR and end user community.

        The Company also currently uses multiple distribution channels to deliver its communications and networking products worldwide, including software distributors and dealers, value added resellers, systems integrators, original equipment manufacturers, direct telemarketing, and direct mail. The primary business model for the remote control products, however, includes the licensing of CoSession Remote and ConfigSafe technology through original equipment manufacturer (OEM) agreements and volume license agreements that are sold direct to corporations.

        The Company works with its distributors and mail order partners to ensure an adequate supply of TeleVantage, LANtastic, ModemShare, i.Share, CoSession Remote and other communication software products is available to its end users. Coordination for all sales outside of the U.S. is handled from either the Company's offices in Cambridge or Tucson. The Company maintains distribution relationships in Europe, Latin America, Canada, Australia/New Zealand, Japan and Southeast Asia. The Company currently has an agency relationship with Upsizing Corporation in Tokyo, Japan to facilitate the sales of its Communications
Software Group products in Japan, China and South Korea. In addition, the Company maintains a presence in Asia through a partnership with Core, Ltd., an engineering and development organization based in Japan. Core has translated CoSession Remote into Japanese and is currently selling the product at retail along with i.Share. They are also selling localized versions of CoSession Remote, ConfigSafe and i.Share in China and South Korea. Core maintains a relationship with International Business Machines Japan, the product group's largest customer in Asia. Core is also well positioned to bring the product into other major OEM accounts and translated versions of CoSession and ConfigSafe will continue to be sold in Japan, China and Korea.

Seasonality

        Typically, the personal computer industry experiences some seasonal variations in demand, with weaker sales in the summer months because of customers' vacations and planned shutdowns. This seasonality is especially noted in Europe.

Competition

        General. The PC industry is highly competitive and is characterized by rapidly changing technology and evolving industry standards. Competition is usually based upon brand recognition, scalability of products offered by a vendor, current and future perceived needs of customers, product features, ease of installation and maintenance, reliability of the software, price and product availability through consultant, reseller and retail channels.

        Computer Telephony. The Company's TeleVantage PC-based phone system principally competes with proprietary PBXs and Key System Units offered by companies such as Lucent and Nortel. While the Company believes that its TeleVantage software offers superior functionality and value than these products, there can be no assurances that these providers will not choose to develop their own PC-based phone systems. In addition, TeleVantage competes with other PC-based phone systems provided by Altigen, NetPhone, and Picazzo. While the company believes that its TeleVantage software offers greater functionality and ease of use than these products, certain PC manufacturers, software companies or telephony hardware providers could choose to partner with any of these competitors, which would adversely affect the Company's sales of TeleVantage.

In the CT tools arena, Artisoft competes with two classes of products: proprietary telephony development environments such as those offered by Parity, Brooktrout, and Apex; and other open toolkits such as those offered by Parity and Pronexus. The Company believes Visual Voice has a cost advantage versus proprietary languages and has superior features than other open toolkits.

        Competition for InfoFast tends to fall into two categories: modem-based fax-on-demand applications, such as the Fax-It-Back product marketed by Castelle; high-end fax solutions, such as the FactsLine product line marketed by Castelle and the FaxBack product line marketed by FaxBack. Although InfoFast is more expensive than the modem-based products, the Company believes it offers better performance, higher reliability, and a greater feature set. Compared to high-end systems, InfoFast offers fewer features, but at the same time provides price advantages and ease of use.

        Communications Software Group. The Company's NOS products compete with products available from numerous companies including Microsoft Corporation ("Microsoft"), Novell and International Business Machines Corporation ("IBM"), which have substantially greater research and development, marketing and financial resources, manufacturing capability, customer support organizations and brand recognition than those of the Company.

        In particular, the Company's NOS products compete against Microsoft's Windows desktop operating systems, including Windows 95/98, which includes peer-to-peer networking capabilities as well as a group scheduler and electronic mail features. The Company believes that the viability of Microsoft's products has and will continue to severely impact the Company's Communications Software Group net sales and income from continuing operations but this impact has proven difficult to estimate in advance. In June 1998, Microsoft introduced a new version of its Windows operating system, referred to as "Windows 98". This introduction followed the August 1995 release of Microsoft's Windows 95 operating system. These products include networking features competitive with features found in products sold by the Company. Because of the dominance of Microsoft in the personal computer operating system market, the Company believes that Windows 95/98 has had a detrimental impact on sales of the Company's NOS products since its introduction. Another Microsoft NOS product that the Company believes has had, and may in the future have, a detrimental impact on sales of LANtastic products is Microsoft Windows NT network server. The Microsoft Windows NT 4.0 network server product is faster than previous versions and easier to use, with a Windows 98-like interface. It also ships with all of the tools necessary to create and manage Internet or Intranet services and includes Internet browsing capabilities with the inclusion of Microsoft Explorer 3.0. The Company does not have the product breadth or marketing and engineering resources of Microsoft, whose dominant position provides it with substantial competitive advantages in PC software.

        There can be no assurance that the Company's NOS products will be able to compete successfully with other NOS products offered presently or in the future by Microsoft, Novell or other NOS competitors. Given the greater resources, higher brand name recognition and other substantial advantages enjoyed by these competitors, it is very likely that the Company's NOS business will continue to decline in fiscal year 1999. Accordingly, the future success of the Company will depend on its ability to expand its other communications and computer telephony products and activities much faster than the rate at which its opportunities and prospects in the NOS arena decline. In particular, the Company's ability to grow its computer telephony product line sales will be a substantial determinate of future revenue levels.

        The Company's remote control software, CoSession Remote, competes directly with product offerings from Symantec, Microcom, Compaq and Microsoft. Microsoft distributes its Net Meeting remote communication software as a free component in certain of its operating systems.

        Certain of the Company's remote control software competitors have recently announced strategic relationships with certain of the Company's principal OEM partners. There can be no assurances that the Company will be capable of maintaining its OEM relationships in light of the significantly greater resources of the Company's remote communications software competitors. Accordingly, there can be no assurance that the Company's current PC remote communications software will continue to generate revenues and earnings at current levels or that the Company will be able to effectively develop and launch new competitive products in the future.

International Business

        The Company markets and sells its products in international as well as domestic markets. In fiscal 1998, 1997 and 1996, international sales accounted for 25%, 27% and 30%, respectively, of the Company's net sales. Assets deployed to support the Company's international business represented approximately 1% of total assets at the end of fiscal 1998 and 3% of total assets at the end of fiscal 1997 and 1996. The decline in 1998 and 1997 in international sales and assets deployed to support the Company's international business is attributable to the Company's restructuring actions and the decline in sales of LANtastic products during such periods.

        The Company's international sales historically have consisted almost entirely of Communications Software Group products, principally the Company's LANtastic products. In recent years, the Company has begun to market its CoSession and i.Share products in Asian markets.

        In connection with restructuring actions taken by the Company in fiscal 1998 and 1997, the Company has closed all of its foreign sales offices. As a result, the Company's international sales, marketing and support services are now conducted primarily through dealers, distributors and OEM's located in the foreign markets where the Company's products are sold.

        In order to sell its products in foreign markets, the Company often must convert and adapt its products to foreign languages and products. The Company relies on local software developers and distributors in the foreign countries to perform these localization services.

        Sales to non-U.S. customers may be affected by fluctuations in exchange rates and government regulations. To date, the Company's operations have not been affected materially by currency fluctuations.

Significant Customers

        The Company sells its products through a variety of channels of distribution, including distributors, volume purchasers, resellers and original equipment manufacturers. In fiscal 1998 and 1996 one customer accounted for 10% or more of the Company's annual net sales. No customers accounted for more than 10% of the Company's net sales in fiscal 1997. In fiscal 1998, IBM accounted for 10% of the Company's net sales, and in fiscal 1996 Ingram Micro, Inc., accounted for 12% of the Company's net sales. At June 30, 1998, Ingram Micro, Inc. and IBM accounted for approximately 16% and 13%, respectively, of the Company's outstanding trade accounts receivable. At June 30, 1997, Ingram Micro, Inc., accounted for 16% of the Company's outstanding trade accounts receivable. The loss of any of the major distributors of the Company's products or their failure to pay the Company for products purchased from the Company could have a material adverse effect on the Company's operating results. The Company's standard credit terms are net 30 days, although longer terms are provided to various major customers on a negotiated basis from time to time.

Backlog

        Substantially all of the Company's revenue in each quarter results from orders booked in that quarter. Accordingly, the Company does not believe that its backlog at any particular point is indicative of future sales. The Company's backlog of orders at June 30, 1998 was approximately $59,000, compared with approximately $181,000 at June 30, 1997.

Proprietary Rights and Licenses

        The Company currently relies on a combination of trade secret, copyright, trademark and patent laws, nondisclosure and other contractual agreements, and other technical measures to establish and protect its proprietary rights in its products, and to protect its technologies from appropriation by others. Despite these precautions, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information the Company regards as proprietary. In addition, it may be possible for others to develop products using technologies similar to the Company's but which do not infringe upon the Company's proprietary rights.

        While the Company's success will depend to a certain degree on its ability to protect its technologies, the Company believes that, because of the rapid pace of technological change in the industries in which the Company competes, the legal protections for its products are less significant factors in the Company's success than the knowledge, ability and experience of the Company's employees, the nature and frequency of product enhancements and the timeliness and quality of support services provided by the Company.

        The  Company   believes  that  its  products,   technologies  and  other
proprietary rights do not infringe on the proprietary rights of third parties. However, the software and computer industry is characterized by frequent litigation regarding copyright, patent and other intellectual property rights. There can be no assurance that third parties will not assert infringement claims against the Company in the future. In the event of litigation to determine the validity of any third party claims, such litigation could result in substantial expense to the Company and adversely impact the efforts of the Company's management and technical employees. In the event of an adverse result in any such litigation, the Company could be required to expend significant resources to develop alternative, non-infringing technology or to obtain licenses to the technology. There can be no assurance that the Company would be successful in such development or that any such licenses would be available at all or at a reasonable cost to the Company. In addition, laws of certain countries in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products and other intellectual property rights at all or to the same extent as the laws of the United States.

        In the course of its product development efforts, the Company periodically identifies certain technologies owned by others that either would be useful to incorporate into its products or are necessary in order to remain competitive in light of industry trends. In these cases the Company has in the past sought to obtain licenses of such third-party technologies. The Company expects that it will continue to find it desirable or necessary to obtain additional technology licenses from others, but there can be no assurance that any particular license will be available at all, or on acceptable terms, at any future time.

        The Company pays royalties to imagine LAN, Inso Corporation, Cheyenne, AT&T Corporation, Digital Equipment Corporation, Learnout & Hauspie Speech Products, International Business Machines and Atrium Software for its use of certain licensed technologies. The licensing by these entities of their products or brand name to competitors of the Company, or the withdrawal or termination of licensing rights to the Company's technologies, could materially adversely affect the Company's sale of products incorporating such licensed technologies to original equipment manufacturers and the Company's results of operations as a whole.

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

Employees

        As of June 30, 1998, the Company had 148 full-time employees, including approximately 62 in sales, marketing and customer support, 52 in engineering and product development, 15 in operations and 19 in administration. The future success of the Company will depend in large part on its continued ability to attract and retain highly skilled and qualified personnel. Competition for such personnel is intense. The Company has severance and change in control agreements with most of its executive officers and noncompetition and nondisclosure agreements with substantially all of its professional employees and executive officers. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes that its relations with its employees are good.

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

        In addition various characteristics of the PC software industry may adversely affect the Company. As products become more complex, the Company could experience delays in product development and software "debugging" that are common in the computer industry. Significant delays in product development and release would adversely affect the Company's results of operations. There can be no assurance that the Company will respond effectively to technological changes or new product announcements by other companies or that the Company's product development efforts will be successful. Furthermore, introduction of new products by the Company involves substantial marketing risks because of the possibility of product "bugs" or performance problems, in which event the Company could experience significant product returns, warranty expenses and lower sales

        The OEM marketplace is highly competitive, with a large number of vendors vying for a limited amount of "preload" dollars. Although the Company maintains good relationships with OEM customers on many levels, cost pressures and competitive products are persistent threats to the business. Certain of the Company's OEM relationships require the scheduled delivery of product revisions and new products. The failure to adhere to agreed-upon product delivery schedules could result in the termination of key relationships with major PC manufacturers, which could have a significant adverse impact on revenues and earnings.

        The software industry is highly competitive. In addition, the Company must develop and maintain channels for the distribution of its products other than through OEM's. These channels include distributors and value added resellers. These distribution channels are highly competitive, with a large number of vendors seeking to be promoted by and sold through these channels. In many cases it is important that the Company successfully train persons involved in distribution channels with respect to the Company's products and services. There are a number of companies that currently compete directly with the Company's PC remote control, modem and telephone line sharing and computer telephony products. Many of these companies, including Symantec, MicroCom, Novell, Lucent Technologies and others have substantially greater resources and name recognition than the Company. Accordingly, there can be no assurance that the Company's current products will continue to generate revenues and earnings at current levels, or that the Company will be able to effectively develop and launch new competitive products in the future.

        The Company's communications software products, including its LANtastic product line compete with Microsoft and other companies which have greater resources than the Company. Competition with Microsoft has materially adversely affected sales of the Company's LANtastic product line. The Company's operating results may be adversely affected in the future if Microsoft or other companies include in their operating systems or other products features which compete directly with other of the Company's products.

        As a result, past performance trends by the Company should not be used by investors in predicting or anticipating future results. The market price of the Company's Common stock has been, and may continue to be, extremely volatile. Factors identified herein, along with other factors that may arise in the future, quarterly fluctuations in the Company's operating results and general conditions or perceptions of securities analysts relating to the networking and data communications marketplace or to the Company specifically may have a significant impact on the market price of the Company's Common stock and could cause substantial market price fluctuations over short periods. See also "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations" including the discussion of "Risk Factors."

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

Stock Repurchase Program

        In February 1997, the Company extended a stock repurchase program (the "Program") under which the Company would be authorized to repurchase up to 1,000,000 shares of its outstanding Common Stock for general corporate purposes. Pursuant to the Program, management of the Company was authorized to pursue the Program in open market transactions from time-to-time, depending upon market conditions and other factors. The Company repurchased shares in open market transactions pursuant to the Program totaling less than 100,000. All such repurchases occurred in fiscal year 1997 and the Program expired in February 1998.

Item 2. Properties
------------------

        The Company leases property as detailed in the following table.

                                                                                            Lease
                                     Approximate        Owned or        Expiration         Intended
   Location                              Size            Leased            Date              Use
   --------                              ----            ------            ----              ---
Tucson, Arizona                      2,446 sq. ft        Leased         April 2001          Office
Tucson, Arizona                     14,086 sq. ft        Leased         April 2001          Office
Tucson, Arizona                     28,800 sq. ft.       Leased         February 2001       Operations
Cambridge, Massachusetts            18,241 sq. ft.       Leased         August 2000         Office
Cambridge, Massachusetts             8,313 sq. ft.       Leased         July 2002           Office
Boynton Beach, Florida               2,342 sq. ft.       Leased         August 2000         Office
Iselin, New Jersey                   5,352 sq. ft        Leased         March 2000          Office
Paris, France                        2,153 sq. ft.       Leased         September 1998      Office

        Aggregate monthly rental payments for the Company's facilities are approximately $85,000. The Company's current facilities are generally adequate for anticipated needs over the next 12 to 24 months. The Company does not own any real property.

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

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

        Not applicable.

Executive Officers of the Registrant
------------------------------------

        The following table sets forth information concerning the executive officers of the Company as of June 30, 1998 except as noted:

Name                   Age                  Position
----------------------------------------------------------------------------------------------------
T. Paul Thomas         38                   President and Chief Operating Officer

Steven G. Manson       39                   Vice President and General Manager-Computer Telephony
                                            Products Group

Julie M. Ronstadt      36                   Vice President, Worldwide Operations and Administration

Kirk D. Mayes          30                   Controller, Chief Accounting Officer, and Secretary

Rick McGee             40                   Vice President and General Manager-Communications Software
                                            Group

        Mr. Thomas joined Artisoft in June 1997, as President of the Communications Software Group and was later named President and Chief Operating Officer of the Company. Mr. Thomas joined Artisoft from Sunquest Information Systems where he was Senior Vice President of Marketing. Earlier in his career, Mr. Thomas held the position of Vice President of Marketing for Artisoft, as well as other senior level positions with Apple Computer, Compaq Computer and MicroAge, Inc.

        Mr. Manson joined Artisoft in October 1996, as Vice President of Product Management-Computer Telephony Division. In October 1997, Mr. Manson was named Vice President and General Manager of the Computer Telephony Products Group. Mr. Manson joined Artisoft from Gensym Corporation where he was Director of Corporate Marketing. Earlier in his career, Mr. Manson held other senior level marketing positions at Cadre Technologies, Inc., and Prime Computer, Inc.

        Ms. Ronstadt joined Artisoft in July 1994, as Senior Planner at the Company's Tucson, Arizona headquarters. In December 1994, Ms. Ronstadt was named Director of Materials and in October 1996 Director of Operations. In April 1998, Ms. Ronstadt was named Vice President of Worldwide Operations and Administration. Ms. Ronstadt joined Artisoft after ten years with Allied Signal Aerospace where she served in various senior level positions.

        Mr. Mayes joined Artisoft in November 1994. In April 1996, Mr. Mayes was named Assistant Corporate Controller and in June 1997 Corporate Controller. In August 1997, Mr. Mayes was named Chief Accounting Officer and Secretary. Mr. Mayes joined Artisoft from Arthur Andersen LLP where he had worked from 1991 to 1994.

        Mr. McGee joined Artisoft in November 1995 as Director of North American Sales which was the result of Artisoft's acquisition of Synergy Solutions. In June 1996, he became Vice President of Sales and Marketing. Mr. McGee founded Synergy Solutions, the developer of ModemAssist PLUS and served as its president until Synergy Solution's acquisition by Artisoft in November 1995. Prior to founding Synergy Solutions, Mr. McGee successfully built channel sales and marketing organizations for Fresh Technology Company, Clyde Digital Systems, and WICAT systems International. Mr. McGee terminated his employment with the Company effective July 1, 1998.

        On September 8, 1998, Sheldon M. Schenkler joined Artisoft as Vice President and Chief Financial Officer. Before joining Artisoft, Mr. Schenkler served as Vice President and Chief Financial Officer at Cambex Corporation from 1988 to 1998. Prior to joining Cambex, Mr. Schenkler held senior financial management positions at Instron Corporation and Evans Products Company.

        On August 24, 1998, Scott Moule was named the Vice President and General Manager of the Company's Communications Software Group. Mr. Moule had previously served as the Director of Product Development for the Company's Remote Control Products Group. Mr. Moule joined Artisoft in November 1995. Before joining Artisoft, Mr. Moule provided consulting and engineering support to Triton Technologies from 1992-1995. Mr. Moule has also held senior level development positions at EDS and Southern Bell.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
-----------------------------------------------------------------------------

        The principal market for Artisoft common stock is The Nasdaq Stock Market. Market information and related shareholder matters are contained in "Securities Information" on the inside back cover of the Artisoft, Inc. 1998 Annual Report to Shareholders, and are incorporated herein by reference. On June 30, 1998, the Company's Common Stock was held by approximately 375 shareholders of record.

        The Company currently intends to retain future earnings to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

Item 6. Selected Financial Data
-------------------------------


                         Artisoft, Inc. and Subsidiaries
                      Selected Consolidated Financial Data
                    (in thousands, except per share amounts)

                                                               Years Ended June 30,
-------------------------------------------------------------------------------------------------------
                                                 1998        1997        1996        1995        1994
-------------------------------------------------------------------------------------------------------
Statements of Operations Data

Net sales                                      $ 24,793    $ 33,409    $ 60,972    $ 84,243    $107,430

Operating income (loss)                          (4,375)    (29,124)    (24,838)     (9,832)     18,983

Net income (loss)                                (2,913)    (28,425)    (18,328)     (5,848)     13,613

Net income (loss) per common share
  Basic and Diluted                            $   (.20)   $  (1.96)   $  (1.27)   $   (.41)   $    .89

Weighted average common shares outstanding       14,554      14,529      14,463      14,315      15,377


                                                                    As of June 30,
-------------------------------------------------------------------------------------------------------
                                                 1998        1997        1996        1995        1994
-------------------------------------------------------------------------------------------------------

Balance Sheet Data

Working capital                                $ 17,538    $ 17,747    $ 37,917    $ 56,324    $ 52,462

Total assets                                     25,508      35,371      57,712      77,807      97,464

Long-term obligations, net of
     current portion                                289         714          96        --         3,950

Shareholders' equity                             19,951      22,604      50,981      68,245      72,847

Item 7. Management's Discussion and Analysis of Financial Condition and  Results
--------------------------------------------------------------------------------
of Operations
-------------

Overview

        During fiscal 1998, the Company responded to changing business conditions by implementing two strategies designed to improve the Company's operating results. First, the Company responded to declining sales of its networking and communications product lines by reducing the cost structure associated with such product lines. Second, the Company acted to reorient its product development, sales and marketing efforts towards products, particularly computer telephony products, with a perceived potential for revenue growth.

        During fiscal 1998, the Company's Communications Software Group product lines experienced continued competitive pressures from major software manufacturers. These market conditions had a particularly negative effect on the sales levels of the Company's LANtastic NOS product line. Although the rate of decline in sales of the Company's LANtastic NOS products was less than in recent years, the Company's overall net sales in fiscal 1998 declined from fiscal year 1997. Revenues from the Company's Computer Telephony Group product lines partially offset some of the LANtastic NOS product revenue declines.

        During the second half of fiscal 1998, the Company experienced an accelerated decline in the LANtastic NOS products revenue, particularly in international markets. Revenues from sales of the Company's networking products were especially weak in Asia and Latin America. This weakness was to a minor extent offset by the introduction of the Company's TeleVantage PC-based PBX solution in March 1998, along with revenues from the Visual Voice products.

        In response to the lowered demand for its LANtastic NOS product line, the Company implemented several actions designed to bring the Company's cost structure in line with current and anticipated future revenue levels. The first restructuring action was the March 1998 closure of the Company's Japanese sales office and liquidation of the Company's Japanese subsidiary. Second, the Company closed its United Kingdom sales office and consolidated its Remote Control Product Group into the Communications Software Group. This action also involved the closure of the Company's Iselin, New Jersey office. Third, in June 1998, the Company reduced its Communications Software Group headcount. The Company recorded a restructuring charge in its fourth fiscal quarter due to these office closure costs and severance costs on the attendant headcount reductions at these offices. These actions were taken in order to move the Company toward improved operating results.

        In March 1998, Artisoft released TeleVantage 1.0 which is an intelligent PC-based phone system designed for small- to medium-sized businesses and branch offices. TeleVantage was awarded Best of Show at CT Expo in March 1998 and has received favorable trade reviews following its release, including CTI Magazine Editors Choice in September 1998 and the 1998 Editors' Choice Award given by Telemarketing & Call Center Solutions Magazine.

        In April 1998, the Company announced its intention to focus the majority of its resources on its computer telephony products. In September 1998, the Company moved its principal executive offices to the facilities of its Computer Telephony Group in Cambridge, Massachusetts. The Company has made, and plans to continue to make, additional investments in sales, marketing and development in order to build awareness, market and channels for its computer telephony products.

New Products

        Computer Telephony Products. As of June 30, 1998, the Company's computer telephony products included TeleVantage 2.0, Visual Voice Pro 4.1, Visual Voice for TAPI 2.0, Visual Voice Enterprise, and InfoFast 2.0.

        In August  1997,  Artisoft  launched  InfoFast  2.0 for  Windows  NT and
Windows 95. InfoFast is a fax-on demand/audio text software solution that provides 24-hour automatic access to fax documents, Web documents and voice recordings via fax or phone. InfoFast 2.0 is compatible with both Windows 95 and Windows NT.

        In August 1997, Artisoft released Visual Voice Pro 4.0, which allows users to create a wide variety of 32-bit computer-based telephony solutions for Windows NT and Windows 95 platforms, including voice mail, audio text, outbound calling, interactive voice response, fax-on-demand, and international callback. Visual Voice Pro adds telephony and voice capabilities to any development environment that supports ActiveX controls, including Visual Basic, Visual C++, Delphi and Visual Fox Pro. Visual Voice 4.0 is a set of 32-bit ActiveX controls that turn any Windows ActiveX compatible development environment, such as Microsoft Visual Basic, Microsoft Visual C++, Borland Delphi, and Sybase PowerBuilder, into a full-featured telephony application development tool kit.

        In March 1998, Artisoft released TeleVantage 1.0, which is an intelligent PC based phone system designed for small- to medium-sized businesses and branch offices. TeleVantage is an open, standards-based system that is designed to run on any PC, and uses standard voice processing boards from Dialogic. TeleVantage offers, among other features, a Windows-based graphical interface, multi-line call control, full featured voice mail, call and message screening, "follow me" call forwarding, personalized call handling, e-mail integration, a voice-guided interface, call logging and reporting, least call routing, a multi-level auto attendant and graphical system administration.

        In March 1998, Artisoft released Visual Voice Enterprise, an extension to its Visual Voice telephony toolkit. Visual Voice Enterprise allows software developers to create distributed telephony applications that span multiple computers, running over the Internet or a LAN. Visual Voice Enterprise offers application scalability, remote administration and the ability to access computer telephony functionality from a Web browser.

        In June 1998, Artisoft released Visual Voice Pro 4.1 This latest version of Visual Voice provides tightly integrated support for Microsoft Visual C++ and Borland Delphi. It also supports enterprise connectivity and allows for expanded flexibility and scalability in developing telephony applications.

        In August 1998, Artisoft released TeleVantage 2.0, which in addition to the features offered in TeleVantage 1.0, offers: Group call distribution, international support, expanded scalability to 48 trunks and 144 extensions, Centrex and PBX support, remote call screening, audio import and export, voice mail/Email synchronization, automatic hold feature, voice title playback and capture, automatic callback, standardized call waiting functions, selected trunk access and auto attendant bypass among other enhanced features.

        Communications Software Products. As of June 30, 1998, the Company's communication software products included LANtastic 8.0, LANtastic for Windows NT, i.Share 3.0, ModemShare 32, XtraMail, CoSession Remote 32 and ConfigSafe Support Edition.

        In December 1997, Artisoft released CoSession Remote 32. CoSession Remote 32 enables users running a Windows 95 or Windows NT 4.0 PC to connect and control remote PCs running Windows NT 4.0 or Windows 95. CoSession Remote 32 supports connections over analog modems, IPX/SPX, NetBIOS, NetBEUI and TCP/IP. CoSession Remote 32 also supports TAPI 2.0 and connections over IRDA and parallel ports.

        CoSession Remote 32 uses shell extensions to enable ease of use in setting up and accessing remote PCs. Once connected, the users can do one or more of the following:

*Remote control
*File transfer with differential update, synchronization and cloning capabilities
*Keyboard chat with remote users
*Simultaneous voice conversations using standard analog modems or network/Internet connections (with a sound card, speakers and microphone on the two PCs).

        In January 1998, Artisoft released LANtastic for Windows NT. LANtastic for Windows NT enables users to integrate Windows NT 4.0 into a new or existing LANtastic network. It allows users to share files, printers, applications and CD-ROMs among Windows NT 4.0, Windows 95, Windows 3.x, and DOS PCs on a single network. LANtastic for Windows NT allows for enhanced network administration and security while offering advanced administrative features such as setting up user access, pop-up messaging and chat.

        In February 1998, Artisoft released ModemShare 32. ModemShare 32 enables all networked PCs (Windows through DOS) to share a single phone line and modem. ModemShare 32 is compatible with Windows NT, Windows 95 and supports both Class 1 and Class 2 modems.

        In May 1998, Artisoft released i.Share 3.0, which enables up to 32 networked PC users to browse different Web sites at the same time via one connection. This new version of i.Share supports Windows NT 4.0, Windows 98, the latest 32-bit browsers and Internet e-mail software. i.Share 3.0 also offers internet e-mail access and user access control (i.Watch)

        In June 1998, Artisoft released LANtastic 8.0. LANtastic 8.0 offers users the same functionality as LANtastic 7.0 but is now compatible with Windows NT 4.0 and Windows 98. LANtastic enables PCs on Windows NT 4.0, Windows 95/98, Windows 3.1 and DOS to share files, corporate resources e-mail and allows network administrators to manage and control multiple operating systems, protocols, applications and desktops.

Net Sales

        The Company's net sales decreased 26% to $24.8 million for the fiscal year ended June 30, 1998 from $33.4 million for fiscal 1997. The overall decrease in net sales was principally due to a continued decline in the sales of the Company's LANtastic NOS products. Although the rate of the domestic revenue decline in the Company's LANtastic NOS products slowed in fiscal year 1998 as compared to fiscal year 1997, there was an accelerated rate of decline in certain international markets, principally Latin America and Asia. Management believes that the principal reason for the decline in LANtastic NOS product sales was the impact of Microsoft's Windows 95/98 and Windows NT operating systems on the small business networking market. For the fiscal years ended June 30, 1998 and 1997, net sales of LANtastic NOS products comprised approximately 40% and 60%, respectively, of consolidated net sales.

        The decline in sales of LANtastic NOS products, was partially offset by increases in sales of the Company's computer telephony and other communications products. Included in the computer telephony category are Visual Voice 4.1, Visual Voice for TAPI 2.0, InfoFast, and TeleVantage. For the fiscal years ended June 30, 1998 and 1997, net sales of computer telephony products comprised approximately 19% and 15%, respectively, of consolidated net sales.

        Along with LANtastic, included in the Company's communication and networking software product category are ModemShare 32, a modem and telephone line sharing product, CoSession Remote 32, a remote control product, i.Share 3.0, an Internet connection sharing product, XtraMail, an Internet e-mail product and ConfigSafe, a system reconfiguration solution. Sales of the Company's i.Share and ModemShare 32 communications software increased in fiscal year 1998 compared to fiscal year 1997, partially offsetting the decline in sales of the Company's LANtastic NOS products. In particular, ModemShare 32 sales increased 67% in fiscal year 1998 from fiscal year 1997. i.Share 3.0 was released in May 1998 and XtraMail was released in November 1996. During fiscal 1998 XtraMail did not make a material contribution to consolidated net sales and has not met the expectations of management since its introduction. For the fiscal years ended June 30, 1998 and 1997, net sales of the communications software products (excluding LANtastic) comprised approximately 37% and 20%, respectively, of consolidated net sales.

        The Company's net sales decreased 45% to $33.4 million for the fiscal year ended June 30, 1997 from $60.1 million for fiscal 1996. The overall decrease in net sales was principally due to an approximate 60% decline in sales of the Company's LANtastic NOS products during fiscal 1997. These sales declines were partially offset by increased sales of the Company's communications products (excluding LANtastic) and telephony products. The year-over-year declines were across all worldwide direct and indirect channels of distribution.

        The Company distributes its products internationally and tracks sales by major geographic area. Non-U.S. sales represented 25%, 27% and 30% of net sales for fiscal 1998, 1997 and 1996, respectively. International sales decreased 31% to $6.2 million in fiscal 1998 from $8.9 million in fiscal 1997. International sales decreased 51% to $8.9 million in fiscal 1997 from $18.3 million in fiscal 1996. Substantially all of the Company's international sales during fiscal 1998, 1997 and 1996 were comprised of LANtastic and other communications software products. Management believes that the reasons for the declines in international sales are the same as those for declines in overall sales. Management believes that penetration of Microsoft Windows 95/98 and Windows NT personal computer operating system in many of its international markets have negatively impacted sales in these regions. The Company believes that if the adoption rate of Windows 95/98 and Windows NT continues at its recent pace, there will be additional significant declines in the Company's international revenues. In addition to the factors mentioned above, sales of the Company's communication products to Asia and Latin America declined significantly in fiscal 1998 due to recently poor local economic conditions.

Gross Profit

        The Company's gross profit was $18.3 million, $21.1 million and $41.1 million in fiscal 1998, 1997 and 1996, respectively, or 74%, 63% and 67% of net sales, respectively. The increase in gross profit percentage for fiscal 1998 was due to changes in product mix sold. Specifically, sales of the Company's higher margin CoSession Remote 32, ModemShare 32 and i.Share communications software comprised a higher percentage of overall net sales in fiscal 1998. In addition, sales of the Company's lower margin LANtastic network starter and add-on kits (which include hardware) declined in fiscal 1998. The increase in gross profit percentage was offset to a minor extent by the sale of lower margin Not For Resale kits (NFR's) associated with the Company's launch of its TeleVantage software. The decrease in the gross profit percentage for fiscal 1997 as compared to fiscal 1996 is principally the result of higher royalty expenses incurred on certain of the Company's communication software products, particularly ConfigSafe Support Edition. The decrease in gross profit dollars was the result of progressively lower sales in each of fiscal 1998, 1997 and 1996. Gross profit may fluctuate on a quarterly basis because of product mix, pricing actions and changes in sales and inventory allowances.

Sales and Marketing

        Sales and marketing expenses were $10.0 million, $23.4 million and $26.2 million for fiscal 1998, 1997 and 1996, respectively, representing 41%, 70% and 43% of net sales. The decrease in sales and marketing expenses as both a percentage of net sales and in aggregate dollars for fiscal 1998 is principally due to a significant decrease in the Company's Communications Software Group sales and marketing staffing levels. In addition, marketing expenses decreased in fiscal 1998 due to a more focused vertical marketing strategy for the Company's communication software products. These expense reductions were partially offset by increased investments in the sales and marketing of the Company's computer telephony products, principally TeleVantage and Visual Voice. The increase in sales and marketing expenses as a percentage of net sales for fiscal 1997 is principally due to the overall decrease in net sales, driven by an approximate 60% decline in sales of the Company's LANtastic NOS products during fiscal 1997, without offsetting decreases in sales and marketing expenses. The decrease in aggregate dollars for sales and marketing expenses for fiscal 1997 reflects expense reductions including a decrease in the Company's staffing levels. This decrease was implemented to bring sales and marketing costs more closely into alignment with the reduced sales level from fiscal 1996 to fiscal 1997.

Product Development

        Product development expenses were $7.1 million, $9.3 million and $7.1 million for fiscal 1998, 1997 and 1996, respectively, representing 28%, 28% and 12% of net sales. The decrease in aggregate product development expenses for fiscal 1998 is principally attributable to the reduction in development staffing levels associated with the Company's LANtastic NOS product line, partially offset by the addition of product development resources in the Company's Computer Telephony Group. The increase in both the aggregate dollars for fiscal 1997, and the increase in product development expenses as a percentage of net sales for fiscal 1997, are principally due to the addition of product development resources in the Company's Computer Telephony Group. The addition of new development personnel to the Computer Telephony Group in fiscal 1999 will be required to meet planned future product introduction timetables. The Company believes the introduction of new products to the market in a timely manner is critical to its future success.

General and Administrative

        General and administrative expenses were $3.1 million, $6.3 million and $6.0 million for fiscal 1998, 1997 and 1996 respectively, representing 13%, 19% and 10% of net sales. The decrease in both the aggregate general and administrative costs and the decrease in general and administrative costs as a percentage of net sales in fiscal 1998 compared to fiscal 1997 is principally the result of cost efficiencies achieved in August 1997 associated with certain administrative personnel reductions. These efficiencies and reductions commenced with the Company's adoption of a restructuring plan in June 1997 which included the sale of the Company's Tucson, Arizona headquarters in July 1997, the subsequent relocation of the Company's Tucson operations to a smaller, less costly facility in October 1997 and personnel reductions. The net increase in aggregate general and administrative costs in fiscal 1997 compared to fiscal 1996 principally results from the full year's impact in fiscal 1997 of costs associated with the acquisition of three businesses in fiscal 1996, and the subsequent expansion of the Company's computer telephony operations in Cambridge, Massachusetts, including a higher number of employees and larger facility. Another factor contributing to the net increase in fiscal 1997 was an increase in the Company's allowance for doubtful accounts receivable. These factors were substantially offset by a significant decrease in general and administrative expenses incurred at the Company's Tucson, Arizona headquarters. Significant reductions were realized in payroll and related costs as a consequence of involuntary employee terminations and other actions taken as part of restructuring actions effected in the September 1996 and March 1997 quarters of fiscal 1997 and other cost-cutting programs to bring operating expenses more in line with declining sales levels. The increase in general and administrative expenses as a percentage of net sales in fiscal 1997 is principally attributable to the overall decrease in net sales as a result of an approximate 60% decline in sales of the Company's LANtastic NOS products, without offsetting decreases in general and administrative expenses.

Purchased In-Process Technology and Related Costs

        In conjunction with the acquisition of Synergy, Triton and Stylus, the Company recorded a charge to operations during the second and third quarters of fiscal 1996 totaling $21.7 million. The charge related to purchased in-process technology that had not reached technological feasibility and had indeterminable alternative future use. In addition, as a result of the acquisitions, the
Company recorded a charge to operations for other related costs totaling $5 million. The other related costs were principally attributable to costs associated with the integration of Triton, Synergy and Stylus technology with the Company's technology and the elimination of duplicate distribution arrangements in Europe. Other related costs also included increases in allowances for returns, rotations and inventory obsolescence associated with the transition to new technology, costs for severance and outplacement and facility costs relating to the cancellation of leases in order to consolidate technical support and distribution.

Write Off Of Abandoned Technology

        Subsequent to the acquisition of Stylus, the Company recorded a charge to operations during the fourth quarter of fiscal 1998 totaling $.4 million. These charges related to the cost to purchase certain technologies in which development efforts were abandoned in fiscal 1998 and hold no future realizable value to the Company.

Restructuring Costs

        Restructuring costs in the accompanying consolidated statement of operations for the fiscal year ended June 30, 1998 include the costs associated with the involuntary employee termination benefits of certain Communication Software Group personnel, and the costs associated with the closure of the Company's Iselin, New Jersey, United Kingdom and Japanese Communications Software Group sales offices. Employee termination benefits include severance, wage continuation, notice pay and other benefits. Office closure costs include costs of premise and other lease terminations, losses on disposal of furniture and equipment and legal and other professional fees.

        The June 1998 restructuring actions were the result of a continued decline in sales of the Company's LANtastic NOS products (especially internationally), and the necessity to bring the cost structure of the Communications Software Group to a level commensurate with the current and anticipated future revenues from these products. The restructuring action included a workforce reduction of approximately 23 employees at the Company's Tucson, Arizona facility, a consolidation of the Company's Remote Control Group into the Communications Software Group and associated staffing reductions of approximately 15 employees in Iselin, New Jersey. The Company also implemented a workforce reduction affecting 4 employees in its United Kingdom office.

        Accrued restructuring costs in the accompanying June 30, 1998 consolidated balance sheet are principally comprised of accrued employee termination benefits of approximately $.9 million and expected costs to be incurred in connection with the closure of the Company's Communication Software Group sales and support offices in Japan, the United Kingdom and Iselin, New Jersey.

        The restructuring costs in the accompanying consolidated statement of operations for the fiscal year ended June 30, 1997 include the costs of involuntary employee termination benefits, international sales and support office closures and related costs associated with the restructuring actions effected during that fiscal year. Employee termination benefits include severance, wage continuation, notice pay and medical and other benefits. International sales and support office closures and related costs include costs of premise and other lease terminations, losses on disposal of furniture and equipment, legal and other professional fees, and an increase in the allowance for bad debts resulting from the decision to reduce the number of international distributors, particularly in Europe. Other costs associated with the restructuring actions include an impairment loss on the expected disposition of excess computers and other equipment resulting from the significant reduction in workforce at the Company's corporate headquarters in Tucson, Arizona and lease termination costs for certain Tucson, Arizona facilities.

        The restructuring actions were the result of substantially declining sales, principally LANtastic NOS products, and the attendant necessity to reduce the Company's cost structure to a level commensurate with the level and mix of operating revenues. The restructuring actions taken during the fiscal year ended June 30, 1997 included a reduction in workforce affecting approximately 160 employees at the Company's corporate headquarters location in Tucson, Arizona and the closure of all international sales and support offices with the exception of the United Kingdom and Japan.

        Accrued restructuring costs in the accompanying June 30, 1997 consolidated balance sheet are principally comprised of accrued employee termination benefits of approximately $4.2 million and expected costs to be incurred in connection with the closure of the international sales and support offices.

Other Income (Expense)

        For fiscal 1998, other income (expense), net, increased to $1.7 million from $.7 million in fiscal 1997. This increase resulted principally from the recognition of a $1.3 million gain on the sale of the Company's Tucson, Arizona headquarters in October 1997. This gain was partially offset by higher interest expenses in fiscal 1998 along with the recognition of foreign exchange losses principally related to the Company's Japanese subsidiary.

        For fiscal 1997, other income (expense), net, decreased to $.7 million from $1.5 million in fiscal 1996. This decrease resulted principally from lower investment income resulting from the reduction in cash and investment balances due to the acquisition of Synergy, Triton and Stylus for approximately $26.4 million in fiscal 1996. The Company also incurred increased interest expense in fiscal year 1997 due primarily to a $1.4 million sale-leaseback of computer equipment and related software in December 1996. Additionally, the Company entered into a $2.2 million mortgage loan transaction in February 1997.

Income Tax Expense (Benefit)

        The effective tax rates for the Company were 6%, 0%, and (21)% for fiscal 1998, 1997 and 1996, respectively. For the fiscal year ended June 30, 1998, $.2 million of income tax expense was recorded related to certain income taxes payable by the Company's former Dutch subsidiary and branch. For the fiscal year ended June 30, 1997, an immaterial amount of income tax benefit was recognized as the Company established a valuation allowance in fiscal 1997 equal to its entire net deferred tax asset balance. In the assessment of the recognition of a valuation allowance, the Company considered recent operating losses experienced during the Company's transition from a company with primarily a hardware orientation focused solely on small business networking to a software company with diversified technology and product portfolios, the expected future impact of the restructuring actions effected during the fiscal year, the uncertainty in estimating the magnitude and timing of the revenue contribution from products expected to be released over the next several quarters and the expiration dates of state net operating loss carryforwards. The 21% effective tax rate benefit for fiscal 1996 is the result of the non-deductibility for federal income tax purposes of approximately $9.2 million of in-process technology written off for financial reporting purposes in connection with the Triton acquisition, which was effected as a purchase of stock. Other factors causing the effective tax rates to differ from the expected tax expense (benefit) calculated using the U.S. federal corporate income tax rate for those years are the inclusion of state and foreign income taxes partially offset by tax benefits from the Company's FSC and tax-exempt interest income. The income tax receivable as of June 30, 1997 is the result of carrying back all or a portion of the Federal net operating losses incurred in fiscal 1997 for a refund of income taxes paid in prior years. No income tax benefit was recognized for the fiscal year ended June 30, 1998, as the Company has fully utilized all federal net operating loss carryback potential.

Extraordinary Loss from Early Extinguishment of Debt

        In October 1997, the Company incurred a $109,000 prepayment penalty upon the sale of its former Tucson, Arizona headquarters and the subsequent repayment of a $2.2 million mortgage on that facility. The Company utilized proceeds received from the sale of its Tucson, Arizona facility to prepay the mortgage obligation. There is no income tax effect from the transaction. The per share amount of extraordinary loss net of income tax effects is $(.01) for the fiscal year ended June 30, 1998.

Year 2000

        The Company recognizes the potential business impacts related to the Year 2000 computer system issue and is implementing a plan to assess and improve the Company's state of readiness with respect to such issues. The Year 2000 issue is one where computer systems may recognize the designation "00" as 1900 when it means 2000, resulting in system failure or miscalculations.

        Commencing in 1997, the Company initiated a comprehensive review of its core information technology systems, which the Company is dependent upon for the conduct of day to day business operations, in order to determine the adequacy of those systems in light of future business requirements. Year 2000 readiness was one of a variety of factors to be considered in the review of core systems.

        In recognition of the Year 2000 issue, the Company in September 1997, began a comprehensive review of all information technology and non-information technology systems used by the Company, computer hardware and software products sold by the Company, and computer hardware and software products and components and other equipment supplied to the Company by third parties. Such review includes testing and analysis of Company products and inquiries of third parties supplying information technology and non-information technology systems, computer hardware and software products and components, and other equipment to the Company.

        The Company will divide its Year 2000 review into two phases. The first will address the Company's core information technology systems and products currently sold by the Company. The second phase will address non-core information technology systems, non-information technology systems, and products, components and equipment supplied to the Company from third parties. In addition, the Company will implement required Year 2000 upgrades and replacements during the second phase. The Company is currently in the first phase of its review. The Company believes it will complete the second phase by March 1999.

        In the first phase of its Year 2000 review, the Company tested all software products currently manufactured and shipped by the Company, and determined that such products are Year 2000 compliant. Certain of the Company's products that were discontinued prior to fiscal 1998 are not Year 2000 compliant. The Company has notified its distributors, resellers and end users of this non-compliance to the extent possible and has authorized returns and replacement of these products where possible. The Company believes the cost of these returns or product replacements to be immaterial and that the Company's reserves are likely adequate to cover such returns and replacements. The Company also made inquiries of various third parties supplying the Company with computer hardware and software products and components currently sold by the Company, and received assurances that such products and components are Year 2000 compliant. With respect to core information technology, the Company made inquires of third parties supplying computer hardware and software operating systems to the Company, and received assurances that, except as discussed below, such hardware and software systems are Year 2000 compliant.

        As a result of its review to date, the Company has determined that certain of its internal financial software systems are inadequate for the Company's future business needs, and need to be replaced, because of various considerations, including Year 2000 non-compliance. In certain cases the timing of replacement systems is being accelerated because of Year 2000 issues, although the Company believes replacement would have been necessary in the near future regardless of such issues. The Company initiated a comprehensive search to replace these Year 2000 non-compliant systems. The Company expects to select replacement systems by September 1998, and to fully incorporate such systems by March 1999. The Company expects to expend approximately $300,000 to $500,000 to replace, implement and migrate to new systems, none of which expenditures have been made to date. These costs will be capitalized over the life of the purchased software packages. The Company does not expect the amounts to be expensed over the life of the software packages to have a material effect on its financial position or results of operations. The Company does not believe that any specific information technology projects have been deferred as a result of Year 2000 issues.

        The Company has not developed a "worst case" scenario with respect to Year 2000 issues, but instead has focused its resources on identifying material, remediable problems and reducing uncertainties generally, through the Year 2000 review described above.

        At this time, he Company has not developed Year 2000 contingency plans, other than the review and remedial actions described above, and does not intend to do so unless the Company believes such plans are merited by the results of its continuing Year 2000 review. The Company maintains and deploys contingency plans designed to address various other potential business interruptions. These plans may be applicable to address the interruption of support provided by third parties resulting from their failure to be Year 2000 ready.

        If the Company or the third parties with which it has relationships were to cease or not successfully complete its or their Year 2000 remediation efforts, the Company would encounter disruptions to its business that could have a material adverse effect on its business, financial position and results of operations. The Company could be materially and adversely impacted by widespread economic or financial market disruption or by Year 2000 computer system failures at third parties with which it has relationships.

Liquidity and Capital Resources

        The Company had cash of $18.5 million at June 30, 1998, compared to $14.7 million at June 30, 1997, and working capital of $17.5 million at June 30, 1998 compared to $17.7 million at June 30, 1997. The increase in cash and cash equivalents during fiscal year 1998 of $3.8 million is principally the result of the receipt of a $4.2 million federal income tax refund in December 1997 and the receipt of approximately $1.5 million in proceeds from the sale of its Tucson, Arizona headquarters and associated furniture and equipment, partially offset by mortgage payments and severance payments as a result of the Company's restructuring actions effected during the quarters ended June 30, 1997 and June 30, 1998. The decrease in working capital of $.2 million during fiscal year 1998 was principally the result of decreases in trade accounts receivable balances of $2.2 million and inventories of $.9 million. The decreases in trade accounts receivable and inventories is principally the result of the decline in net sales experienced during the fiscal year. Accrued restructuring costs of approximately $1.5 million at June 30, 1998 are comprised of unpaid involuntary termination benefits and other expected but unpaid costs in connection with the restructuring actions (see discussion above under the caption, "Restructuring Costs"). These costs will largely, if not completely, be paid during the first two quarters of the fiscal year ended June 30, 1999. Management anticipates that the amount of cash yet to be paid in connection with the restructuring actions will not exceed $1.3 million and will be paid from cash flows from operations. Management believes that the future reduction in operating expenses resulting from the restructuring actions will bring those expenses in line with the level and mix of expected future operating revenues.

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

Future Results

        On April 23, 1998, the Company announced its intention to focus the majority of its resources on its computer telephony products and consolidate its remote computing products group into its communications software products group located in Tucson, Arizona and Boynton Beach, Florida. The Company will make additional significant investments in sales, marketing and development in order to build awareness, market and channels for its computer telephony products.

        The Company is currently increasing its investments and expenditures in sales, marketing and development of computer telephony products including TeleVantage. There can be no assurance that the Company will be able to develop, market and sell such products successfully or at particular levels or within particular time-frames. Accordingly, the Company could experience a slow increase in computer telephony revenues as it attempts to build a distribution channel and reseller programs that may build market awareness for computer telephony products. A slow increase in the Company's computer telephony revenues, particularly if combined with future revenue declines from the Company's networking and communications software products, could cause the Company to experience losses.

        The Company's future results of operations involve a number of risks and uncertainties. Among the factors that could cause future results to differ materially from historical results are the following: business conditions and the general economy; competitive pressures, acceptance of new products and price pressures; availability of third-party compatible products at reasonable prices; risk of nonpayment of accounts or notes receivable; risks associated with foreign operations (especially those in Japan and other Asian countries); risk of product line or inventory obsolescence due to shifts in technologies or market demand; timing of software introductions and litigation. These and other risk factors are outlined below.

Risk Factors

General

        Competition. The software and computer telephony industries are highly competitive and are characterized by rapidly changing technology and evolving industry standards. The Company competes with other software companies many of which have substantially greater financial, technological, production, sales and marketing and other resources, as well as greater name recognition and larger customer bases, than the Company. As a result, these competitors may be able to respond more quickly and effectively to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion, sales and support of their products than the Company. Competition in the software industry is likely to intensify as current competitors expand their product lines, more features are included in operating systems (e.g., Windows NT 5.0), new applications are developed, and as new companies enter the markets or segments in which the Company currently competes. The software industry is also characterized by a high degree of consolidation which favors companies with greater resources than those of the Company. Consequently, the Company expects its products to experience increased competition which could result in significant price reductions, loss of market share and lack of acceptance of new products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's new product introductions can be subject to severe price and other competitive pressures. While the Company endeavors to introduce its products to the marketplace in a timely manner there can be no assurances that due to the greater financial resources of the Company's competitors that these products will be successful or even accepted. There can be no assurance that the Company's products will be able to compete successfully with other products offered presently or in the future by other vendors.

        Connectivity and Dependence. The Company's ability to successfully sell certain of its products is to a significant degree dependent on operating system connectivity, principally with Microsoft's operating systems. Should the Company's products become non-compatible with the dominant operating systems currently in use in the PC industry, the Company's revenues from such products could be materially adversely impacted. In addition, the Company's revenues will be adversely affected if software solutions similar to the Company's products are bundled with or incorporated into dominant operating systems, as has occurred and can be expected to occur in the future with respect to the Company's products.

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

        Factors Affecting Pricing. Substantially all of the Company's revenue in each fiscal quarter results from orders booked in that quarter. A significant percentage of the Company's bookings and sales to distributors and other volume purchasers historically have occurred during the last month of the quarter and are concentrated in the latter half of that month. Orders placed by major customers are typically based upon customers' recent historical and forecasted sales levels for Company products and inventory levels of Company products desired to be maintained by those major customers at the time of the orders. Moreover, orders may also be based upon financial practices by major customers designed to increase the return on investment or yield on the sales of the Company's products to VAR's or end-users. Major distribution customers occasionally receive market development funds from the Company for purchasing Company products and from time to time extended terms, in accordance with industry practice, depending upon competitive conditions. The Company currently does not offer any cash rebates to its U.S. distribution partners. Changes in purchasing patterns by one or more of the Company's major customers, changes in customer policies pertaining to desired inventory levels of Company products, negotiations of market development funds and changes in the Company's ability to anticipate in advance the product mix of customer orders could result in material fluctuations in quarterly operating results.

        Product Concentration. The Company has in the past derived, and may in the future derive, a significant portion of its revenues from a relatively small number of products. Declines in the revenues from these software products, whether as a result of competition, technological change, price pressures or other factors, would have a material adverse effect on the Company's business, results of operations and financial condition. Further, life cycles of the Company's products are difficult to estimate due in part to the recent emergence of certain of the Company's products, the effect of new products or product enhancements, technological changes in the software industry in which the Company operates and future competition. There can be no assurance that the Company will be successful in maintaining market acceptance of its current products or any new products or product enhancements.

        Dependence on New Product Offerings. The Company's future success will depend, in significant part, on its ability to successfully develop and introduce new software products and improved versions of existing software products on a timely basis and in a manner that will allow such products to achieve broad customer acceptance. There can be no assurance that new products will be introduced on a timely basis, if at all. If new products are delayed or do not achieve market acceptance, the Company's business, results of operations and financial condition will be materially adversely affected. In the past, the Company has also experienced delays in purchases of its products by customers anticipating the launch of new products by the Company or the Company's customers. There can be no assurance that material order deferrals in anticipation of new product introductions will not occur. There can also be no assurance that the Company will be successful in developing, introducing on a timely basis and marketing such software or that any such software will be accepted in the market.

        Technological Change. The markets for computer software applications is characterized by rapid technological change, changing customer needs, frequent product introductions and evolving industry standards. The introduction of products incorporating new technologies and the emergence of new industry standards could render the Company's existing products obsolete and unmarketable. The Company's future success will depend upon its ability to develop and introduce new software products (including new releases and enhancements) on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. There can be no assurance that the Company will be successful in developing and marketing new products that respond to technological changes or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products, or that its new products will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, the Company's business, results of operations and financial could be materially adversely affected.

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

        Pre-Load Software Market;CD ROM's. The Company primarily sells its communications software in a form that includes a disk or disks and a manual. Currently, the Company has the capability to produce its products in-house only on 3 1/2 -inch diskettes. As the sizes of software programs grow, CD-ROM is becoming a more prominent medium. Some of its customers "pre-load" the Company's software onto a hard disk. These arrangements eliminate the need for a disk and may eliminate the need for a manual. The pre-load arrangements produce smaller unit revenues for the Company and eliminate the Company's ability to generate revenues from its production facilities. The Company does not currently have the capability to produce CD-ROMs and the cost to develop such production capability may be prohibitive. The Company currently contracts CD-ROM production to specialized CD-ROM facilities. In the likely event that growth continues in the pre-load and CD-ROM usage mediums, more of the Company's relationships would involve product pre-loads and CD-ROM production and the Company's business, results of operations and financial condition could be adversely affected.

        Intellectual Property Rights. The Company's success is dependent upon its software code base, its programming methodologies and other intellectual properties. To protect its proprietary technology, the Company relies primarily on a combination of trade secret laws and nondisclosure, confidentiality, and other agreements and procedures, as well as copyright and trademark laws. These laws and actions may afford only limited protection. There can be no assurance that the steps taken by the Company will be adequate to deter misappropriation of its proprietary information, or to prevent the successful assertion of an adverse claim to software utilized by the Company, or that the Company will be able to detect unauthorized use and take effective steps to enforce its intellectual property rights. The Company owns United States trademark registrations for certain of its trademarks. In addition, the Company has applied for trademark protection on a number of its recently introduced new technologies. Certain of the Company's trademark applications are still pending and no assurances can be made that the trademark applications will be accepted by the U.S. Trademark and Patent Office. A rejection of one or more of these trademark applications could have a material adverse affect on the Company's ability to successfully sell and market these new products. In selling its products, the Company relies primarily on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. Further, although the Company believes that its services and products do not infringe on the intellectual property rights of others, such claims have been, are now and in the future maybe asserted against the Company. The failure of the Company to protect its proprietary property, or the infringement of the Company's proprietary property on the rights of others, could have a material adverse effect on the Company's business, results of operations and financial condition.

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

        Litigation in the software development industry has increasingly been used as a competitive tactic both by established companies seeking to protect their existing position in the market and by emerging companies attempting to gain access to the market. If the Company is required to defend itself against a claim, whether or not meritorious, the Company could be forced to incur substantial expense and diversion of management attention, and may encounter market confusion and reluctance of customers to purchase the Company's software products. Such litigation, if determined adversely to the Company, could have a material adverse affect on its business, results of operations and financial condition.

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

        International Sales. The Company presently operates in foreign markets. For the twelve months ended June 30, 1998, the Company generated 25% of its revenue outside of the United States. International business is subject to risks in addition to those inherent in the Company's United States business, including substantially different regulatory requirements in different jurisdictions, varying technical standards, tariffs and trade barriers, political and economic instability, reduced protection for intellectual property rights in certain countries, difficulties in staffing and maintaining foreign operations, difficulties in managing distributors, potentially adverse tax consequences, foreign currency exchange fluctuations, the burden of complying with a wide variety of complex foreign laws and treaties and the possibility of difficulties in collecting accounts receivable. There can be no assurance that the Company will be able to continue to generate significant international sales. While the Company does not currently accept payment in foreign currencies and invoices all of its sales in U.S. Dollars, there can be no assurance that the Company will be able to continue this policy. The Company has in the past and may again in the future hold bank accounts denominated in foreign currencies and while it is the practice of the Company to keep non-U.S. dollar cash balances to a minimum there is nevertheless risk of foreign exchange loss on foreign currency denominated cash accounts. If the Company begins to receive payment in foreign currencies, it is likely to be subjected to the risks of foreign currency losses due to fluctuations in foreign currency exchange rates. In addition, in the event the Company is successful in doing business outside of the United States, the Company may also face economic, political and foreign currency situations that are substantially more volatile than those commonly experienced in the United States. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, results of operations and financial condition.

        Foreign Conditions. The Company is exposed to certain risks associated with poor economic conditions in the foreign markets in which it sells its products. Currently, adverse economic conditions in the Pacific Rim region are having a negative impact upon the currencies and economies of Australia, Japan and other Pacific Rim countries. Although the Company has liquidated its Japanese subsidiary, revenues from Japan and other Pacific Rim countries accounted for approximately 11% of its net revenues for the fiscal year ended June 30, 1998. While the Company believes that its sales from the Pacific Rim countries will not be materially impacted by this current financial turmoil there can be no assurances that continued severe economic disruption in these economies would not adversely affect future operating results.

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

        Fluctuations in Quarterly Operating Results. The Company's operating results have in the past fluctuated, and may in the future fluctuate, from quarter to quarter, as a result of a number of factors including, but not limited to, changes in pricing policies or price reductions by the Company or its competitors; variations in the Company's sales channels or the mix of product sales; the timing of new product announcements and introductions by the Company or its competitors; the availability and cost of supplies; the financial stability of major customers; market acceptance of new products and product enhancements; the Company's ability to develop, introduce and market new products, applications and product enhancements; the Company's ability to control costs; possible delays in the shipment of new products; the Company's success in expanding its sales and marketing programs; deferrals of customer orders in anticipation of new products, product enhancements or operating systems; changes in Company strategy; personnel changes; and general economic factors. The Company's software products are generally shipped as orders are received and accordingly, the Company has historically operated with little backlog. As a result, sales in any quarter are dependent primarily on orders booked and shipped in that quarter and are not predictable with any degree of certainty. In addition, the Company's expense levels are based, in part, on its expectations as to future revenues. If revenue levels are below expectations, operating results are likely to be adversely affected. The Company's net income may be disproportionately affected by a reduction in revenues because of fixed costs related to generating its revenues. Quarterly results in the future may be influenced by these or other factors and, accordingly, there may be significant variations in the Company's quarterly operating results. Further, the Company's historical operating results are not necessarily indicative of future performance for any particular period. Due to all of the foregoing factors, it is possible that in some future quarter the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

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

        Possible Acquisitions or Divestitures. From time to time, the Company may consider acquisitions of or alliances with other companies that could complement the Company's existing business, including acquisitions of complementary product lines. The Company may also consider the divestiture of certain of its product segments should conditions warrant. Although the Company may periodically discuss such potential transactions with a number of companies, there can be no assurance that suitable acquisition or joint venture candidates can be identified, or that, if identified, adequate and acceptable financing sources will be available to the Company that would enable it to consummate such transactions. Even if an acquisition or joint venture is consummated, there can be no assurance that the Company will be able to integrate successfully such acquired companies or product lines into its existing operations, which could increase the Company's operating expenses in the short-term and materially and adversely affect the Company's results of operations. Moreover, any acquisition by the Company may result in potentially dilutive issuances of equity securities, the incurrence of additional debt, and amortization of expenses related to goodwill and intangible assets, all of which could adversely affect the Company's profitability. Acquisitions involve numerous risks, such as the diversion of the attention of the Company's management from other business concerns, the entrance of the Company into markets in which it has had no or only limited experience, and the potential loss of key employees of the acquired company, all of which could have a material adverse effect on the Company's business, financial condition, and results of operations.

Computer Telephony

        Computer Telephony Product Market. The market for open, standards-based computer telephony tools, applications and system-level products is relatively new and is characterized by the rapid evolution of computer telephony hardware and software standards, emerging technologies and changing customer requirements. These characteristics may render the Company's computer telephony products unmarketable or may make the expansion, timing and direction of product development unpredictable. As a result of these factors, there can be no assurance that computer telephony markets will continue to expand, or that the Company's products will achieve market acceptance.

        The Company believes that the principal competitive factors affecting the computer telephony markets it serves include vendor and product reputation, product architecture, functionality and features, scalability, ease of use, quality of product and support, performance, price, brand name recognition and effectiveness of sales and marketing efforts. There can be no assurances that the Company can maintain and grow its market position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other competitive resources. Any failure by the Company to maintain and grow its competitive position could have a material adverse effect upon the Company's revenues from its computer telephony product line

        The Company released its newest telephony product, TeleVantage 2.0, in August 1998. TeleVantage is a phone system designed for small and medium sized businesses and branch offices. The Company believes this product offers functionality superior to that of a traditional standalone PBX. However, due to the complexity of this software and the mission critical systems it is designed to operate, there can be no assurances that the software will be successfully marketed or sold. Additionally, there can be no assurances that competitors with substantially greater financial resources than that of the Company will not develop their own PC based PBX solution and subsequently adversely affect the Company's ability to introduce, launch, market, or sell its own PC based PBX solution.

        The Company believes its principal competitors in the PC-based PBX market are product offering from Altigen, Netphone and Picazzo. These privately held concerns have differing funding sources than those of the Company and as such may put the Company at a competitive disadvantage.

        Computer Telephony Customers and Market Acceptance. The Company is currently and will continue to invest significant resources in the development, marketing and selling of new computer telephony products. There can be no assurance that the Company will achieve market acceptance of these products. Additionally, these new computer telephony products are principally targeted at small to medium size businesses. The Company's existing network of qualified resellers has historically sold the Company's networking and communications products. Therefore the Company anticipates the need to recruit and train a new network of qualified value added resellers to sell its computer telephony products. There can be no assurances that the Company will be successful in establishing a critical mass of qualified computer telephony resellers. The Company's success in selling these products will likely be influenced by its ability to attract and inform qualified value added resellers and interconnects on the features and functionality of these emerging technologies.

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

Communications and Networking Software

        Networking and Communications Software Customers. The Company relies on a network of distributors and value added resellers (VAR's) for a significant portion of both its domestic and international networking and communications software product revenues. In addition, a majority of the sales of CoSession Remote, the Company's remote communications software product, are to PC OEM's. Generally, there are no minimum purchase requirements for the Company's distributors, OEMs and many of the Company's distributors and VAR's sell competitive products. There can be no assurance that these customers will give priority to the marketing of the Company's products compared to competing products or alternative solutions or that such customers will continue to offer the Company's products. In the event of the termination of the Company's relationship with one or more major distributors, the Company would have to find suitable alternative channels of distribution. The absence of such alternatives could have a material adverse affect on the Company's business, financial condition and results of operation. Certain of the Company's OEM relationships require the scheduled delivery of product revisions and new products. The failure to adhere to agreed-upon product delivery schedules could result in the termination of key relationships with major PC manufacturers, which could have a significant adverse impact on current and future revenues in the OEM channel. The Company's OEM revenue streams are dependent upon the maintenance of one or more key OEM relationships. The termination of any one of these relationships may have a material adverse affect on the Company's current and future revenues.

        Networking and Communications Software Competitors. The Company's major competitors in the small business networking market are Microsoft Corporation and Novell, Inc. Both of these companies have substantially greater financial, technological, production and sales and marketing resources than those of the Company.

        Management believes that the inclusion of networking capabilities (printer, file and application sharing) in Microsoft's Windows 95/98 operating system (released in August 1995 and June 1998, respectively) has had and will continue to have a significant detrimental impact on sales of the Company's LANtastic NOS products. Windows 95/98 is pre-loaded on virtually all Pentium processor-based personal computers currently sold worldwide. The impact of Windows 95/98 on the Company's business has been compounded by the dominance and visibility of Microsoft in the PC marketplace and the rapid upgrade by small businesses to Pentium PC's. In August 1996, Microsoft released Windows NT 4.0, a client-server network version of the Windows OS. Management believes that Windows NT 4.0, which like Windows 95/98, includes peer-to-peer networking capabilities in the workstation version, and is pre-loaded on certain Pentium PC's has provided additional significant direct competition to the LANtastic NOS both as a peer-to-peer and client-server networking solution. Management believes that Microsoft will release Windows NT 5.0 in early 1999. Microsoft, because of its dominant position in the PC operating systems and business applications markets, frequently offers value-added functionality to its products in the form of enhancements to its Windows operating systems, which are pre-loaded on new PC's or by offering free products for download from its World Wide Web site. The Company believes that Windows NT 5.0, Microsoft's next version of its Windows NT Server may include both modem sharing and internet sharing capabilities. The inclusion of modem sharing and internet sharing capabilities in Windows NT could result in substantially increased competition for the Company's ModemShare and i.Share products which could have a significant impact on the Company's sales and operating results.

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

        Remote Communications Software. The principal distribution channel for the Company's remote computing product, CoSession Remote 32 version 8, is through OEM arrangements with PC manufacturers. In December 1997, the Company released a 32-bit version of the product to support the Windows 95 and Windows NT operating systems. As the Company's major competitors also offer 32-bit remote computing products, it is critical, for the continuance of the OEM relationships, that the Company successfully market the 32-bit product and meet major OEM customer e-commerce and other promotional requirements. The Company's ability to grow its remote computing software revenues will likely depend on its success in leveraging existing OEM relationships to develop new sources of revenue such as e-commerce. The loss of one or more of these OEM relationships could have a significant impact on the Company's net sales and operating results.

        The Company currently is in negotiations with a company from which it obtains a licensed product. The failure to extend the licensing arrangement could have a material adverse impact on the Company's future operating results.

        Remote Communications Software Competitors. Microsoft has included a remote computing component in its Windows 98 OS released in June 1998 and currently distributes Net Meeting at no charge from its Web site. Additionally, Symantec's PC Anywhere remote computing software may provide additional competition to the Company's CoSession Remote 32 software with respect to certain of the Company's major OEM customers. These actions will likely lead to diminished demand for the Company's CoSession remote control product, and consequently decreased net sales and operating results.

Recent Accounting Pronouncements

        In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 establishes requirements for disclosure of comprehensive income and becomes effective for the Company for the year ending June 30, 1999. Comprehensive income includes such items as foreign currency translation adjustments and unrealized holding gains and losses on available for sale securities that are currently being presented by the Company as a component of shareholders' equity. The adoption of this pronouncement will have no material impact on its financial results.

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

        In February 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits (an amendment of FASB Statements No. 87, 88, and 106). This statement standardizes employers' disclosure requirements about pensions and other postretirement benefit plans and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. This statement supersedes the disclosure requirements in SFAS No. 87, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and SFAS No. 106 Employers' Accounting for Postretirement Benefits Other Than Pensions". The new standard becomes effective for the Company for the fiscal year ending June 30, 1999. The Company does not believe that the adoption of SFAS No. 132 will have a material impact on its financial results.

"Safe Harbor"  Statement under the Private  Securities  Litigation Reform Act of
1995

        This Annual Report may contain forward-looking statements that involve risks and uncertainties, including, but not limited to, the impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources, product development and commercialization risks, costs associated with the integration and administration of acquired operations, capacity and supply constraints or difficulties, the results of financing efforts, Year 2000 issues and other risks detailed from time to time in the Company's Securities and Exchange Commission filings.

Item 7(a).  Quanitative and Qualitative Disclosures about Market Risk.

            Not Applicable

Item 8. Financial Statements and Supplementary Data.
----------------------------------------------------

                                 ARTISOFT, INC.
                          Index to Financial Statements
                        and Financial Statement Schedules
                                  (Item 14(a))


                                                                  Page Reference
                                                                     Form 10-K
                                                                  --------------

Independent Auditors' Report                                             32

Consolidated Financial Statements:

     Consolidated Balance Sheets as of June 30, 1998 and 1997            33

     Consolidated Statements of Operations for the years ended
          June 30, 1998, 1997 and 1996                                   34

     Consolidated Statements of Changes in Shareholders' Equity
          for the years ended June 30, 1998, 1997 and 1996               35

     Consolidated Statements of Cash Flows for the years ended
          June 30, 1998, 1997 and 1996                                   36

     Notes to Consolidated Financial Statements                        37 - 51


             All schedules are omitted because they are not required, are not applicable, or the information is included in the financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Artisoft, Inc.:

We have audited the accompanying consolidated balance sheets of Artisoft, Inc. and subsidiaries as of June 30, 1998 and 1997 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Artisoft, Inc. and subsidiaries as of June 30, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1998 in conformity with generally accepted accounting principles.

KPMG PEAT MARWICK LLP




Phoenix, Arizona
August 4, 1998

                         Artisoft, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                    June 30,     June 30,
ASSETS                                                                                1998        1997
                                                                                    --------    --------
Current assets:
     Cash and cash equivalents                                                      $ 18,514    $ 14,673
     Receivables:
          Trade accounts, net of allowances of $1,592 and $3,990
               in 1998 and 1997, respectively                                          2,813       5,011
          Income taxes                                                                  --         4,300
          Other receivables                                                              279         580
     Inventories                                                                         917       1,860
     Prepaid expenses                                                                    283         833
     Property and equipment held for sale                                               --         2,543
                                                                                    --------    --------
               Total current assets                                                   22,806      29,800
                                                                                    --------    --------

Property and equipment                                                                 5,333       7,883
     Less accumulated depreciation and amortization                                   (4,198)     (5,060)
                                                                                    --------    --------
               Net property and equipment                                              1,135       2,823
                                                                                    --------    --------

Other assets                                                                           1,567       2,748
                                                                                    --------    --------
                                                                                    $ 25,508    $ 35,371
                                                                                    ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                               $  1,598    $  1,345
     Accrued liabilities                                                               1,670       3,118
     Accrued restructuring costs                                                       1,536       4,950
     Mortgage note payable                                                              --         2,182
     Current portion of capital lease obligations                                        464         458
                                                                                    --------    --------
               Total current liabilities                                               5,268      12,053
                                                                                    --------    --------

Capital lease obligations,
     net of current portion                                                              289         714

Commitments and contingencies                                                           --          --

Shareholders' equity:
     Preferred stock, $1.00  par value. Authorized 11,433,600 shares; none issued       --          --
     Common stock, $.01 par value.  Authorized 50,000,000 shares;
          issued  27,980,602 shares at June 30,
          1998 and 27,848,464 shares at June 30, 1997                                    279         278
     Additional paid-in capital                                                       96,486      96,227
     Accumulated deficit                                                              (7,030)     (4,117)
     Less treasury stock, at cost, 13,320,500 shares at June 30,
          1998 and June 30, 1997                                                     (69,784)    (69,784)
                                                                                    --------    --------
               Net shareholders' equity                                               19,951      22,604
                                                                                    --------    --------
                                                                                    $ 25,508    $ 35,371
                                                                                    ========    ========

          See accompanying notes to consolidated financial statements.

                         Artisoft, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                    (in thousands, except per share amounts)

                                                                          Years Ended June 30,

                                                                       1998        1997        1996
                                                                     --------    --------    --------
Net sales                                                            $ 24,793    $ 33,409    $ 60,972
Cost of sales                                                           6,509      12,348      19,846
                                                                     --------    --------    --------
      Gross profit                                                     18,284      21,061      41,126
                                                                     --------    --------    --------

Operating expenses:
      Sales and marketing                                              10,046      23,384      26,178
      Product development                                               7,053       9,300       7,092
      General and administrative                                        3,127       6,255       5,950
      Purchased in-process technology
            and related costs                                            --          --        26,744
      Write off of abandoned technology                                   393        --          --
      Restructuring costs                                               2,040      11,246        --
                                                                     --------    --------    --------
                      Total operating expenses                         22,659      50,185      65,964
                                                                     --------    --------    --------

Loss from operations                                                   (4,375)    (29,124)    (24,838)
                                                                     --------    --------    --------

Other income (expense):
      Interest income                                                     887         819       1,266
      Interest expense                                                   (315)       (155)        (36)
      Gain (loss) on disposition of property and equipment              1,237         (23)        125
      Other                                                               (82)         10         162
                                                                     --------    --------    --------
                      Total other income                                1,727         651       1,517
                                                                     --------    --------    --------

                      Loss before income tax expense (benefit) and
                      extraordinary item                               (2,648)    (28,473)    (23,321)

Income tax expense (benefit)                                              156         (48)     (4,993)
                                                                     --------    --------    --------

                      Loss before extraordinary item                   (2,804)    (28,425)    (18,328)

Extraordinary loss from early extinguishment of debt,
net of $0 income tax benefit                                             (109)       --          --
                                                                     --------    --------    --------

                      Net loss                                       $ (2,913)   $(28,425)   $(18,328)
                                                                     ========    ========    ========

Net loss per common share                                            $   (.20)   $  (1.96)   $  (1.27)
                                                                     ========    ========    ========

Weighted average common shares outstanding                             14,554      14,529      14,463
                                                                     ========    ========    ========

          See accompanying notes to consolidated financial statements.

                         Artisoft, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
                      (in thousands, except share amounts)

                                                                        Retained
                                    Common Stock          Additional    Earnings                      Net
                               -------------------------   Paid-in    (Accumulated    Treasury    Shareholders'
                                 Shares   $.01 Par Value   Capital      Deficit)        Stock        Equity
-----------------------------------------------------------------------------------------------------------------
Balance at June 30, 1995       27,671,680   $      277   $   95,012    $   42,636    $  (69,680)   $   68,245

Exercise of common stock
    options                       112,848            1          850          --            --             851
Issuance of common stock
    under employee stock
    purchase plan                  23,362         --            130          --            --             130
Tax benefit of disqualifying
    dispositions                     --           --             83          --            --              83
Net loss                             --           --             --       (18,328)         --         (18,328)
                               ----------   ----------   ----------    ----------    ----------    ----------

Balance at June 30, 1996       27,807,890   $      278   $   96,075    $   24,308    $  (69,680)   $   50,981

Purchase of treasury stock           --           --           --            --            (104)         (104)
Exercise of common stock
    options                        15,292         --             47          --            --              47
Issuance of common stock
    under employee stock
    purchase plan                  25,282         --             83          --            --              83
Tax benefit of disqualifying
    dispositions                     --           --             22          --            --              22
Net loss                             --           --           --         (28,425)         --         (28,425)
                               ----------   ----------   ----------    ----------    ----------    ----------

Balance at June 30, 1997       27,848,464   $      278   $   96,227    $   (4,117)   $  (69,784)   $   22,604

Common stock issued for
    compensation                  100,000            1          187          --            --             188
Exercise of common stock             --
    options                        10,078         --             24          --            --              24
Issuance of common stock
    under employee stock
    purchase plan                  22,060         --             44          --            --              44
Tax benefit of disqualifying
    dispositions                     --           --              4          --            --               4
Net loss                             --           --             --        (2,913)         --          (2,913)
                               ----------   ----------   ----------    ----------    ----------    ----------

Balance at June 30, 1998       27,980,602   $      279   $   96,486    $   (7,030)   $  (69,784)   $   19,951
                               ==========   ==========   ==========    ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                         Artisoft, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                     Years Ended June 30,
                                                                                  1998        1997        1996
                                                                                --------    --------    --------
Cash flows from operating activities:
         Net loss                                                               $ (2,913)   $(28,425)   $(18,328)
                                                                                --------    --------    --------

         Adjustments to reconcile  net loss to net cash  provided by (used
            in) operating activities:
             Purchased in-process technology                                        --          --        21,700
             Extraordinary loss                                                      109        --          --
             Depreciation and amortization                                         1,823       2,736       2,445
             Deferred income taxes                                                  --         4,252      (1,364)
             (Gain) loss from disposition of property and equipment, net          (1,237)         23        (125)
             Write off of abandoned technology                                       393        --          --
             Write down of property and equipment to net realizable value           --         1,586        --
             Change in accounts receivable and inventory allowances               (2,788)       (109)      1,426
             Tax benefit of disqualifying dispositions                                 4          22          83
         Changes in assets and liabilities, net of effects from
                   acquisitions of businesses:
                   Receivables-
                       Trade accounts                                              4,596      11,026      (1,117)
                       Income taxes                                                4,300         650      (1,458)
                       Other receivables                                             301         825       2,019
                   Inventories                                                     1,333       1,978      (1,082)
                   Prepaid expenses                                                  550          73       1,140
                   Accounts payable and accrued liabilities                       (1,195)     (1,510)     (4,603)
                   Accrued restructuring costs                                    (3,414)      4,950        --
                   Income taxes payable                                             --          (577)       --
                   Other assets and liabilities                                       61          79         113
                                                                                --------    --------    --------
          Net cash provided by (used in) operating activities                      1,923      (2,421)        849
                                                                                --------    --------    --------

Cash flows from investing activities:
      Purchase of investments                                                       --          --       (35,063)
      Sales of investments                                                          --          --        56,305
      Cash paid for businesses acquired                                             --          --       (24,794)
      Proceeds from sales of property and equipment                                4,819          40       2,972
      Purchases of property and equipment                                           (556)     (1,469)     (2,428)
                                                                                --------    --------    --------
                      Net cash provided by (used in) investing activities          4,263      (1,429)     (3,008)
                                                                                --------    --------    --------

Cash flows from financing activities:
      Purchases of common stock                                                     --          (104)       --
      Proceeds from (repayment) of mortgage note payable                          (2,182)      2,200        --
      Proceeds from sale-leaseback transaction                                      --         1,368        --
      Proceeds from issuance of common stock                                         256         130         981
      Principal payments on long-term debt                                          (419)       (396)        (48)
                                                                                --------    --------    --------
                      Net cash provided by (used in) financing activities         (2,345)      3,198         933
                                                                                --------    --------    --------

Net increase (decrease) in cash and cash equivalents                               3,841        (652)     (1,226)
Cash and cash equivalents, beginning of year                                      14,673      15,325      16,551
                                                                                --------    --------    --------
Cash and cash equivalents, end of year                                          $ 18,514    $ 14,673    $ 15,325
                                                                                ========    ========    ========

Supplemental cash flow information:
                      Cash paid during the year for:
                             Interest                                           $    300    $    155    $     36
                                                                                ========    ========    ========
                             Income taxes                                       $    296    $    166    $    170
                                                                                ========    ========    ========

          See accompanying notes to consolidated financial statements.

Artisoft, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(in thousands, except percentages, shares and per share amounts)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

        Artisoft, Inc. ("Artisoft" or the "Company") is a software company that is a recognized leader in providing advanced computer telephony products that enhance how businesses communicate with their customers. The Company also provides easy-to-use, affordable networking and communications solutions principally to small businesses. Headquartered in Cambridge, Massachusetts, Artisoft distributes its products in more than 100 countries through nearly 20,000 value-added resellers, telephony VAR's, distributors, OEMs and retailers.

Basis of Consolidation

        The consolidated financial statements include the accounts of Artisoft, Inc. and its three wholly-owned subsidiaries: Triton Technologies, Inc., Artisoft "FSC", Ltd. (which has elected to be treated as a foreign sales corporation) and NodeRunner, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents

        The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. As of June 30, 1998 and 1997, the Company has classified marketable securities of $13.3 million and $13.8 million with a maturity of less than three months as cash and cash equivalents. The Company intends to hold these securities to maturity.

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

        Net sales in fiscal 1998 was comprised of $20.1 million (or 80% of total net sales) from the Communications Software Group and $4.7 million (or 20% of total net sales) from the Computer Telephony Products Group. The operating loss for the fiscal year ended June 30, 1998 was comprised of $(1.7) million (or 39% of total operating losses) from the Communications Software Group and $(2.7) million (or 61% of total operating losses) from the Computer Telephony Products Group. Operating income (loss) before restructuring charges was $.4 million for the Communications Software Group and $(2.7) million for the Computer Telephony Products Group.

        The Company's Communication Software Group principally includes revenues from the LANtastic NOS, i.Share, ModemShare and CoSession Remote product lines. The Company's Computer Telephony Products Group principally includes revenues from the Visual Voice, InfoFast and TeleVantage product lines.

        The Company sells its products through a variety of channels of distribution, including distributors, volume purchasers, resellers and original equipment manufacturers. For fiscal 1998 and 1996, one customer accounted for approximately 10% and 12% of the Company's net sales, respectively. At June 30, 1998, two companies accounted for approximately 16% and 13% of the Company's outstanding trade accounts receivable. At June 30, 1997, one company accounted for 16%, of the Company's outstanding trade accounts receivable. The loss of any of the major distributors of the Company's products or their failure to pay the Company for products purchased from the Company could have a material adverse effect on the Company's operating results. The Company's standard credit terms are net 30 days, although longer terms are provided to various major customers on a negotiated basis from time to time.

Inventories

        Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first-out method.

Property and Equipment

        Property and equipment are stated at cost. Equipment held under capital leases are stated at the lower of fair market value or the present value of minimum lease payments at the inception of the lease. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of three to seven years for furniture and equipment. Equipment held under capital leases is amortized over the shorter of the lease term or estimated useful life of the asset.

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

Revenue Recognition

        The Company recognizes revenue from product sales at the time of shipment, net of allowances for returns and price protection. Other product revenue, consisting of training and support services, is recognized when the services are provided. Gross sales for the fiscal years ended June 30, 1998, 1997, and 1996, respectively, were $27.9 million, $44.3 million, and $68.2 million.

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

Computation of Net Loss Per Common and Common Equivalent Share

        Net loss per common share is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during the period. The Company had 95,000, 31,000 and 231,000 shares of anti-dilutive common stock equivalents as of June 30, 1998, 1997 and 1996, respectively.

Foreign Currency Translation

        The functional currency for the Company's former non-U.S. subsidiaries and branches was the U.S. dollar. The Company periodically incurs liabilities to foreign customers and vendors. The payment of these liabilities is typically made in U.S. dollars and translated into foreign currency at the prevailing exchange rate. Foreign exchange gain or (loss) is recognized as incurred. For these entities, inventories, equipment and other property were translated at the prevailing exchange rate when acquired. All other assets and liabilities are translated at year-end exchange rates. Inventories charged to cost of sales and depreciation are remeasured at historical rates. All other income and expense items are translated at average rates of exchange prevailing during the year. Gains and losses which result from remeasurement are included in net income
(loss).

Stock Based Compensation

        The Company accounts for stock options granted under its stock incentive plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On July 1, 1996, SFAS No. 123 "Accounting for Stock-Based Compensation," was issued which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in fiscal 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

Impact of Recently Issued Accounting Standards

        In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" (SFAS No. 128). This statement establishes standards for computing and presenting earnings per share ("EPS"), and supersedes APB Opinion No. 15. The Statement replaces primary EPS with basic EPS and requires a dual presentation of basic and diluted EPS. The Statement is effective for both interim and annual periods ending after December 15, 1997. All prior period EPS data has been restated to conform to SFAS No. 128.

        In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 establishes requirements for disclosure of comprehensive income and becomes effective for the Company for the year ending June 30, 1999. Comprehensive income includes such items as foreign currency translation adjustments and unrealized holding gains and losses on available for sale securities that are currently being presented by the Company as a component of shareholders' equity. The Company does not believe that the adoption of SFAS No. 130 will have a material impact on its financial results.

        In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." The new standard becomes effective for the Company for the year ending June 30, 1999, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. Upon adoption of SFAS No. 131, the Company will be required to disclose product, service and geographical financial information for both its Communications Software Group and Computer Telephony Products Group segments.

        In February 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits (an amendment of FASB Statements No. 87,88, and 106). This statement standardizes employers' disclosure requirements about pensions and other postretirement benefit plans and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. This statement supersedes the disclosure requirements in SFAS No. 87, "Employers' Accounting for Pensions", SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and SFAS No. 106 Employers' Accounting for Postretirement Benefits Other Than Pensions". The new standard becomes effective for the Company for the fiscal year ending June 30, 1999. The Company does not believe that the adoption of SFAS No. 132 will have a material impact on its financial results

Use of Estimates

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

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

        The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," on July 1, 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or net realizable value (fair value less costs to sell). In connection with the restructuring actions implemented at June 30, 1997 as more fully described in Note 2, the Company recorded an impairment loss on the disposition of excess computers and other equipment of $1.6 million which is included in the restructuring costs. No impairment loss was recognized in association with the restructuring charges recorded for the period ended June 30, 1998.

Fair Value of Financial Instruments

        The carrying amounts of receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments.

Reclassifications

        Certain reclassifications have been made to the 1996 consolidated financial statements to conform to the 1997 and 1998 presentation.


(2)  RESTRUCTURING COSTS

        In  June  1998,  the  Company  announced  a  headcount  reduction  of 23 employees in its Tucson, Arizona based Communications Software Group. Restructuring costs in the accompanying consolidated statement of operations for the fiscal year ended June 30, 1998 include the involuntary employee termination benefits associated with the aforementioned headcount reductions and costs associated with the closure of the Company's Communications Software Group sales and marketing offices in Japan, United Kingdom and Iselin, New Jersey. Employee termination benefits include severance and fringe benefit costs on the terminated employees. Costs incurred as a result of the closure of the United Kingdom and Japan international sales offices include office lease termination, office equipment lease buyouts, losses on disposals of furniture, equipment and leasehold improvements, legal and other accounting fees, subsidiary liquidation costs and the write off of certain uncollectible Japanese receivables. The restructuring costs also include certain other losses on the disposal of computer hardware and software, lease termination costs on the Company's Iselin, New Jersey facility and the disposal of certain intangibles with no future value.

        The restructuring costs of $2.0 million in the accompanying consolidated statement of operations for the fiscal year ended June 30, 1998 are net of $.4 million in reductions of future restructuring costs recorded during the first three fiscal quarters of the fiscal year ended June 30, 1998.

The accrued restructuring costs at June 30, 1998 principally consist of the following:

Employee termination benefits                            $   938,000
Office and equipment lease buyouts                           400,000
Professional fees and other office closure costs             547,000
Other restructuring charges                                   90,000
Reversal of June 1997 restructuring costs                   (439,000)
                                                         -----------
Accrued restructuring costs at June 30, 1998             $ 1,536,000
                                                         ===========

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

        The restructuring actions taken during the fiscal year ended June 30, 1997 included a reduction in workforce affecting approximately 160 employees in the Company's Communications Software Group located principally in Tucson, Arizona, the sale of the Company's Tucson land and building in connection with the Company's relocation of its Communications Software Group to a smaller facility and the closure of most of its Communications Software Group international sales and support offices.

        Accrued restructuring costs in the accompanying June 30, 1997 consolidated balance sheet are principally comprised of accrued employee termination benefits of approximately $4.2 and expected costs to be incurred in connection with the closure of the international sales and support offices.

(3) WRITE OFF OF ABANDONED TECHNOLOGY

        In June 1998, the Company wrote off approximately $.4 million of capitalized purchased software costs associated with the acquisition of Stylus Innovation Incorporated ("Stylus") as more fully described in Note 4. These charges related to the cost to purchase certain technologies in which development efforts have been subsequently abandoned and hold no future realizable value to the Company.

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

        On February 13, 1996, the Company acquired for cash substantially all the assets and certain liabilities of Stylus Innovation Incorporated, a software company engaged in the development, marketing and sales of computer telephony applications and tools software. The aggregate cost of the acquisition was approximately $13.1 million.

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

(5) INVENTORIES

        Inventories at June 30, 1998 and 1997 consist of the following:

                                                   1998       1997
--------------------------------------------------------------------------------
            Raw materials                        $   938    $ 1,088
            Work-in-process                          109        261
            Finished goods                           205      1,236
--------------------------------------------------------------------------------
                                                   1,252      2,585
            Inventory allowances                    (335)      (725)
--------------------------------------------------------------------------------
                                                 $   917    $ 1,860
--------------------------------------------------------------------------------



(6) PROPERTY AND EQUIPMENT

        Property and equipment at June 30, 1998 and 1997 consist of the following:

                                                 1998       1997
--------------------------------------------------------------------------------
              Furniture and fixtures          $     6    $   892
              Computers and other equipment     5,259      6,929
              Leasehold improvements               68         62
--------------------------------------------------------------------------------
                                                5,333      7,883
                 Accumulated depreciation
                      and amortization         (4,198)    (5,060)
--------------------------------------------------------------------------------
                                              $ 1,135    $ 2,823
--------------------------------------------------------------------------------

(7) OTHER ASSETS

        Other assets at June 30, 1998 and 1997 consist of the following:

                                                            1998     1997
--------------------------------------------------------------------------------
         Purchased technology, net of
            accumulated amortization of $1,323 and $984    $1,387   $2,471
         Trademarks and patents, net of
            accumulated amortization of $70 and $44            55       80
         Recoverable deposits and other                       125      197
--------------------------------------------------------------------------------
                                                           $1,567   $2,748
--------------------------------------------------------------------------------


As more fully described in Note 3, in 1998 the Company wrote off approximately $.4 million of abandoned purchased technology associated with the purchase of Stylus Innovations, Incorporated in February 1996.

(8) ACCRUED LIABILITIES

        Accrued liabilities at June 30, 1998 and 1997 consist of the following:

                                                    1998     1997
--------------------------------------------------------------------------------
              Compensation and benefits           $  799   $  798
              Payroll, sales and property taxes       88      423
              Marketing                              349    1,107
              Royalties                              227      460
              Other                                  207      330
--------------------------------------------------------------------------------
                                                  $1,670   $3,118
--------------------------------------------------------------------------------

(9)  MORTGAGE NOTE PAYABLE

        The mortgage note payable at June 30, 1997 consisted of an 8.2% mortgage note payable secured by a deed of trust on the Company's former land and building in Tucson, Arizona. The mortgage note had a 20 year amortization with a final balloon payment due at the end of 10 years.

        One of the actions taken in connection with the restructuring of the Company's operations in June 1997 (See Note 2) was the relocation of the Company's Tucson operations to a smaller facility. On July 9, 1997, the Company accepted an offer to sell the corporate headquarters land and building and two adjacent parcels for $4.1 million.

        On October 31, 1997, the Company closed escrow on the sale of its Tucson building and land. The Company received gross proceeds of $4.1 million on the sale, net cash proceeds of $1.6 million after the pre-payment of a $2.2 million mortgage and other associated closing costs. The Company recognized a net gain of $1.3 million on the sale of the building and land for the fiscal year ended June 30, 1998.


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

Rights Plan

        On December 6, 1994, the Board of Directors of the Company authorized and declared a dividend of one preferred share purchase right (a "Right") for each common share of the Company outstanding as of the close of business on December 27, 1994. The Rights Agreement is designed to protect and maximize the value of the outstanding equity interests in the Company in the event of an unsolicited attempt by an acquirer to take over the Company in a manner or on terms not approved by the Board of Directors. Each Right, under certain circumstances, may be exercised to purchase one one-thousandth of a share of the Company's Series A Participating Preferred Stock at a price of $50.00 per share (subject to adjustment). Under certain circumstances, following (i) the acquisition of 15% or more of the Company's outstanding common stock by an Acquiring Person (as defined in the Rights Agreement) or (ii) the commencement of a tender offer or exchange offer which would result in a person or group owning 15% or more of the Company's outstanding common stock, each Right may be exercised to purchase common stock of the Company or a successor company with a market value of twice the $50.00 exercise price. The Rights, which are redeemable by the Company at $.001 per Right, expire in December 2001. In August 1998, the Rights Agreement was amended to increase the percentage of common stock that an individual or group of affiliated individuals could own before triggering the provisions of the Rights Agreement from 15% to 25%.

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

        The 1994 Plan provides that the maximum number of options that can be granted shall be 2,000,000 shares, plus 1.5% of the number of shares of common stock issued and outstanding as of January 1 of each year commencing on January 1, 1995. The maximum number of options available for grant each year shall be all previously ungranted options plus all expired and canceled options. Stock options are generally granted at a price not less than 100% of the fair market value of the common shares at the date of grant. Generally, options become exercisable over a four-year period commencing on the date of grant. Generally, options vest 25% at the first anniversary of the date of grant and the remaining 75% vest in equal monthly increments over the remaining three years of the vesting period. No 1994 Plan options may be exercised more than ten years from the date of grant. The 1994 Plan will terminate on the earlier of June 15, 2004, or the date upon which all awards available for issuance have been issued or canceled.

        The 1994 Plan contains an automatic option grant program limited to those persons who serve as non-employee members of the Board of Directors, including any non-employee Chairman of the Board ("Eligible Directors"). After October 20, 1994, each individual who first becomes an Eligible Director shall automatically be granted a Nonqualified Option to purchase 15,000 shares of common stock. At the date of each annual shareholders' meeting, beginning with the 1995 annual shareholders' meeting, each person who is at that time serving as an Eligible Director will automatically be granted a Nonqualified Option to purchase 5,000 shares of common stock (and an additional 10,000 shares for the Eligible Director serving as Chairman of the Board), provided that such person has served as a member of the Board of Directors for at least six months. There is no limit on the number of automatic option grants that any one Eligible Director may receive. All grants to an Eligible Director under the 1994 Plan will have a maximum term of ten years from the automatic grant date. Each automatic grant will vest in three equal and successive annual installments. At June 30, 1998, there were 1,137,342 additional shares available for grant under the 1994 Plan.

        Subsequent to the approval date of the 1994 Plan, the Company ceased granting of options under the Amended 1990 Stock Incentive Plan and the 1991 Director Options Plan. All options presently outstanding under these plans continue to be governed by the terms of those plans and the numbers of shares of common stock issueable upon exercise by the Company.

        The per share weighted-average fair value of stock options granted during the fiscal years ended June 30, 1998, 1997 and 1996 was $2.87, $.64 and $.45 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions. 1998 - expected dividend yield 0%, volatility factor of 63%, risk-free interest rate of 5.5%, and an expected life of six years: 1997 - expected dividend yield 0%, volatility factor of 57%, risk-free interest rate of 6.1%, and an expected life of six years: 1996 - expected dividend yield 0%, volatility factor of 58%, risk-free interest rate of 6.3%, and an expected life of six years.

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

        The Company applies APB Opinion No. 25 in accounting for its stock incentive plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss and net loss per common and common equivalent share for the fiscal years ended June 30, 1998, 1997 and 1996 would have been increased to the pro forma amounts indicated below:

                                                  1998        1997        1996
                                                  ----        ----        ----

       Net loss                   As reported   $(2,913)   $(28,425)   $(18,328)
                                  Pro forma     $(2,913)   $(28,810)   $(18,965)

       Basic and Diluted          As reported   $  (.20)   $  (1.96)   $  (1.27)
       Net loss per share         Pro forma     $  (.20)   $  (1.98)   $  (1.31)

        Pro forma net loss reflects only options granted during the fiscal years ended June 30, 1998, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of three to four years and compensation cost for options granted prior to July 1, 1995 is not considered. Stock option activity during the periods indicated is as follows:


                                                 Number of      Weighted-Average
                                                  Shares         Exercise Price
--------------------------------------------------------------------------------
             Balance at June 30, 1995            2,376,114           $10.33
             Granted                             1,423,250             8.96
             Exercised                            (112,848)            7.48
             Forfeited                            (443,944)           10.81
--------------------------------------------------------------------------------

             Balance at June 30, 1996            3,242,572           $10.04
             Granted                               601,000             4.56
             Exercised                             (15,292)            3.12
             Forfeited                          (1,508,108)            8.90
================================================================================

             Balance at June 30, 1997            2,320,172            $9.44
             Granted                             1,455,700             2.49
             Exercised                             (10,078)            2.31
             Forfeited                          (2,133,582)            5.54
================================================================================
             Balance at June 30, 1998            1,632,212            $4.72
================================================================================

        The following table summarizes information about the stock options outstanding at June 30, 1998:

                                            Weighted           Weighted                               Weighted
                                            Average             Average                                Average
Range of                 Options           Remaining           Exercise               Options         Exercise
Exercise Prices        Outstanding      Contractual Life        Price               Exerciseable       Price
-------------------------------------------------------------------------------------------------------------
$2.03-$2.06               129,388               9.58             2.04                  33,493            2.03
$2.13                     439,342               9.08             2.13                 125,851            2.13
$2.25-$2.50               216,500               8.95             2.48                  53,750            2.48
$2.69-$3.13               486,665               9.50             2.80                  80,246            2.86
$4.13-$6.63               207,042               9.50             5.25                  49,062            5.86
$7.00-$8.81               108,575               6.83             7.78                  94,566            7.76
$9.63-$14.69               44,700               6.70            11.97                  32,507           11.99
-------------------------------------------------------------------------------------------------------------
$2.03-$14.69            1,632,212               9.07            $4.72                 469,475           $6.22
-------------------------------------------------------------------------------------------------------------

        At June 30, 1998, 1997 and 1996, the number of options exerciseable was 469,475, 1,139,212 and 1,018,338 respectively, and the weighted-average exercise price of those options was $6.22, $10.78 and $10.43, respectively.

        On July 29,  1997,  January  14,  1998 and April  23,  1998 the Board of
Directors of the Company approved the repricing of certain employee stock options. The original grant prices ranged from $3.00 to $8.81. The new prices ranged from $2.03 to $4.13. There were 419,000 options repriced during fiscal year 1998.

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

Employee Stock Purchase Plan

        On October 20, 1994, the shareholders approved the establishment of an Employee Stock Purchase Plan and authorized for issuance 200,000 shares of common stock. During the fiscal years ended June 30, 1998, 1997 and 1996, 22,060, 25,282 and 23,362 shares of common stock were purchased, respectively, at prices ranging from $1.70 to $6.75 per share. At June 30, 1998, 121,563 shares of common stock were available for issuance under the plan. The plan provides for eligible participants to purchase common stock semi-annually at the lower of 85% of the market price at the beginning or end of the semi-annual period.

Stock Repurchase Program

        In February 1997, the Company's Board of Directors readopted and extended a stock repurchase program under which the Company was authorized to repurchase up to 1,000,000 shares of its outstanding common stock for general corporate purposes. The Board of Directors authorized Company management to pursue the repurchase program in open market transactions periodically, depending upon market conditions and other factors. The stock repurchase program expired in February 1998 and has not been renewed. A total of 62,500 shares were repurchased under this program in fiscal 1997.


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

        The Company established a pension plan for its United Kingdom associates in December 1997. The pension plan covered all United Kingdom associates and allowed participants to contribute up to the maximum limits imposed by Inland
Revenue regulations. The Company will matched up to 50% of the participants' annual contributions up to 6% of the participant's compensation. All contributions including the employer match were immediately vested.

        The Company's profit-sharing plan expense for these plans was $226, $138, and $198 for the fiscal years ended June 30, 1998, 1997 and 1996, respectively.

(12) INCOME TAXES

        Components of the income tax expense (benefit) for the fiscal years ended June 30 follow:

                              Current              Deferred               Total
--------------------------------------------------------------------------------

1998:
         Federal              $    --              $    --              $    --
         State                     --                   --                   --
         Foreign                  156                   --                  156
--------------------------------------------------------------------------------
            Total             $   156              $    --              $   156
--------------------------------------------------------------------------------

1997:
         Federal              $(4,300)             $ 3,509              $  (791)
         State                     --                  743                  743
--------------------------------------------------------------------------------
            Total             $(4,300)             $ 4,252              $   (48)
--------------------------------------------------------------------------------

1996:
         Federal              $(5,008)             $   (30)             $(5,038)
         State                     --                   (5)                  (5)
         Foreign                   50                   --                   50
--------------------------------------------------------------------------------
            Total             $(4,958)             $   (35)             $(4,993)
================================================================================


         The income tax expense (benefit) differs from the amount computed by applying the statutory Federal income tax rate to the loss before income taxes. The sources and tax effects are as follows:

                                                    1998       1997       1996
--------------------------------------------------------------------------------

Computed "expected" tax benefit                    $(937)    $(9,681)   $(7,929)
State and foreign income taxes                       156          --         50
Non-deductible in-process
      technology write-offs                           --          --      3,040
Change in beginning of year valuation allowance       --       4,244         --
Allowance for current net operating losses           937       5,389         --
Non-taxable interest income                           --          --       (154)
--------------------------------------------------------------------------------
      Total income tax expense (benefit)           $ 156     $   (48)   $(4,993)
--------------------------------------------------------------------------------

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1998 and 1997 are presented below:

                                                          1998          1997
--------------------------------------------------------------------------------

Deferred tax assets:
    Purchased technology                                $    469      $    504
    Allowances for doubtful accounts and returns             637         1,596
    Allowances for inventory obsolescence, direct
         labor and overhead capitalization                   169           356
    Accrued compensation and benefits                        243           208
    Accrued restructuring costs                              634         1,869
    Other accrued liabilities                                295           571
    Depreciation and amortization                            349            --
    Federal net operating loss carryforwards               6,317         2,983
    State net operating loss carryforwards                 3,186         2,701
--------------------------------------------------------------------------------
           Gross deferred tax assets                      12,299        10,788
           Less valuation allowance                      (12,226)      (10,641)
--------------------------------------------------------------------------------
           Net deferred tax assets                            73           147
--------------------------------------------------------------------------------

Deferred tax liabilities:
    Prepaid expenses                                          73           147
--------------------------------------------------------------------------------
           Gross deferred tax liabilities                     73           147
--------------------------------------------------------------------------------
           Net deferred tax assets                      $     --      $     --
--------------------------------------------------------------------------------

        As of June 30, 1998, the valuation allowance had increased by $1,585 to account for the changes in net deferred tax asset balances. In the assessment of the recognition of a valuation allowance, the Company considered recent operating losses experienced during the Company's transition from a company with primarily a networking and communications software orientation to a software company with its principal focus on computer telephony solutions, the expected future impact of the restructuring actions affected during the fiscal year, the uncertainty in estimating the magnitude and timing of the revenue contribution from products expected to be released over the next several quarters and the expiration dates of State net operating loss carryforwards.

         As of June 30, 1998, the Company has federal net operating losses available for carryforward of $18.6 million, which will expire in the years beginning July 1, 2012.


(13) LEASE COMMITMENTS

Operating Leases

         The Company leases office, manufacturing and storage space, vehicles, and equipment under noncancelable operating lease agreements expiring through 2001. These leases contain renewal options, and the Company is responsible for certain executory costs, including insurance, maintenance, taxes and utilities. Total rent expense for these operating leases was approximately $1,204, $955, and $699 for the fiscal years ended June 30, 1998, 1997 and 1996, respectively.

         The  approximate   minimum  rental   commitments  under   noncancelable
operating leases that have remaining noncancelable lease terms in excess of one year at June 30, 1998 were as follows:

                          Years Ending             Future Minimum
                            June 30                Lease Payments
--------------------------------------------------------------------------------

                              1999                    $ 984
                              2000                      970
                              2001                      392
                              2002                       --

Capital Leases

         In December 1996, the Company entered into a sale-leaseback transaction for computer equipment and software with an aggregate value of approximately $1,350. The underlying lease, classified as a capital lease, includes a 10% purchase option and requires monthly payments of approximately $42 during its three-year term. At June 30, 1998 and 1997, the gross amount of plant and equipment held under capital leases were as follows:

                                                     1998             1997
--------------------------------------------------------------------------------
             Equipment                             $  148           $ 1,536
             Less accumulated amortization             45               332
--------------------------------------------------------------------------------
                                                   $  103           $ 1,204
--------------------------------------------------------------------------------


         Amortization of assets held under capital leases is included with depreciation expense.

         The following is a schedule of future minimum lease payments under all capital leases together with the present value of net minimum leases payments, as of June 30, 1998:


        Years Ended June 30
--------------------------------------------------------------------------------
              1999                                       $512
              2000                                        296
              2001                                         --
--------------------------------------------------------------------------------
                     Total minimum lease payments         808

              Less amount representing interest
                    (at rates ranging from 8.25%
                    to 9%)                                 55
--------------------------------------------------------------------------------
              Present value of net minimum lease
                 payments including current
                 portion of $464                         $753
--------------------------------------------------------------------------------

(14) CONTINGENCIES

         The Company is subject to lawsuits and other claims arising in the ordinary course of its operations. In the opinion of management, based on consultation with legal counsel, the effect of such matters will not have a material adverse effect on the Company's financial position.

(15) DOMESTIC AND INTERNATIONAL OPERATIONS

         A summary of domestic and international net sales and international assets for the fiscal years ended June 30 follows:

                                         1998         1997         1996
--------------------------------------------------------------------------------

         Domestic                     $18,621      $24,472      $42,705
         International                  6,172        8,937       18,267
--------------------------------------------------------------------------------
                       Net sales      $24,793      $33,409      $60,972
--------------------------------------------------------------------------------

         International assets         $   176      $ 1,095      $ 1,795
--------------------------------------------------------------------------------


(16) QUARTERLY RESULTS (UNAUDITED)

         The following table presents selected unaudited quarterly operating results for the Company's eight quarters ended June 30, 1998. The Company believes that all necessary adjustments have been made to present fairly the related quarterly results.

                                    First         Second         Third         Fourth
Fiscal 1998                         Quarter       Quarter       Quarter        Quarter         Total
------------------------------------------------------------------------------------------------------
Net Sales                          $  6,725       $ 6,761       $ 6,215       $  5,092       $ 24,793
Gross Profit                          5,271         4,910         4,556          3,547       $ 18,284
Operating income (loss)                 125            21          (421)        (4,100)      $ (4,375)
Net income (loss)                       238         1,298          (162)        (4,287)      $ (2,913)
Basic and diluted net
income (loss) per share                 .02           .09          (.01)          (.30)      $   (.20)

Fiscal 1997
------------------------------------------------------------------------------------------------------

Net Sales                          $ 11,120       $ 9,505       $ 8,452       $  4,332       $ 33,409
Gross Profit                          7,190         6,389         5,418          2,064       $ 21,061
Operating loss                       (5,448)       (2,940)       (5,168)       (15,568)      $(29,124)
Net loss                             (3,385)       (1,950)       (3,663)       (19,427)      $(28,425)
Basic and diluted net
loss per share                         (.23)         (.13)         (.25)         (1.34)      $  (1.96)

(17) SUPPLEMENTAL FINANCIAL INFORMATION

         A summary of additions and deductions related to the allowances for accounts receivable and inventories for the fiscal years ended June 30, 1998, 1997 and 1996 follows:

                                              Balance at                                      Balance at
                                              Beginning                                         End of
                                               of Year       Additions       Deductions          Year
--------------------------------------------------------------------------------------------------------
Allowances for doubtful accounts
         and returns:

     Year ended June 30, 1998                  $3,990         $ 3,139         $ (5,537)         $1,592
--------------------------------------------------------------------------------------------------------

     Year ended June 30, 1997                  $3,261         $12,321         $(11,592)         $3,990
--------------------------------------------------------------------------------------------------------

     Year ended June 30, 1996                  $2,800         $11,160         $(10,699)         $3,261
--------------------------------------------------------------------------------------------------------

Allowances for inventory obsolescence:

     Year ended June 30, 1998                  $  725         $   200         $   (590)         $  335
--------------------------------------------------------------------------------------------------------

     Year ended June 30, 1997                  $1,565         $   884         $ (1,724)         $  725
--------------------------------------------------------------------------------------------------------

     Year ended June 30, 1996                  $  600         $ 3,015         $ (2,050)         $1,565
--------------------------------------------------------------------------------------------------------

(18) SUBSEQUENT EVENTS

         In August 1998, the Company modified certain terms of its 1994 Preferred Shares Rights Agreement (See "Note 10 of Notes to Consolidated Financial Statements" under "Item 8. Financial Statements and Supplementary Data."). The effect of this amendment was to increase the percentage of common stock that an individual or group of affiliated individuals could own before triggering the provisions of the 1994 Preferred Shares Rights Agreement from 15% to 25%.

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure.
---------------------

         Not applicable

PART III

        Certain information required by Part III is omitted from this Report by virtue of the fact that the Company will file with the Securities and Exchange Commission, pursuant to Regulation 14A, within 120 days after the end of the fiscal year covered by this Report, a definitive proxy statement (the "1998 Proxy Statement") relating to the Company's Annual Shareholders' Meeting to be held November 10, 1998. Certain information included in the 1998 Proxy Statement is incorporated herein by reference. The Company intends to disseminate the 1998 Proxy Statement to shareholders beginning on or about October 5, 1998.

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------
        The information concerning the Company's directors required by this item is contained in "Election of Directors" and "Nominees for Election," "Incumbent Directors," "Section 16(a) Beneficial Ownership," and "Meetings and Committees of the Board of Directors" of the 1998 Proxy Statement, and is incorporated herein by reference.

         The information concerning the Company's executive officers required by this item is contained in Part I, Item 4 of this Report under the caption "Executive Officers of the Registrant," and is incorporated herein by reference.

Item 11. Executive Compensation
-------------------------------
        The information required by this item is contained in "Executive Compensation," "Summary Compensation Table," "Officer Severance," "Option Grants in Last Fiscal Year," "Ten Year Option Repricings," "Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," "Director Compensation,"Change in Control and Severance Agreements," "Compensation Committee Interlocks and Insider Participation," "Report of the Compensation Committee," and "Comparison of Stock Performance" of the 1998 Proxy Statement, and is incorporated herein by reference.

         Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Exchange Act that might incorporate future filings, including this Annual Report on Form 10-K, the "Report of the Compensation Committee" and "Comparison of Stock Performance" in the 1998 Proxy Statement shall not be incorporated by reference into any such filings, and such information shall be entitled to the benefits provided in Item 402(a)(9) of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------
        The information required by this item is contained in "Security Ownership of Certain Beneficial Owners and Management" of the 1998 Proxy Statement, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------
        The  information   required  by  this  item  is  contained  in  "Certain
Relationships and Related Transactions" of the 1998 Proxy Statement, and is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)    Financial Statements and Financial Statement Schedules.
                ------------------------------------------------------

                An  Index  to  financial   statements  and  financial  statement
                schedules is located on page 32 hereof.

         (b)    Reports on Form 8-K.
                --------------------

                        The Company  filed a report on Form 8-K dated August 27,
                1997, announcing the departure of Gary R. Acord as Vice President and Chief Financial Officer effective August 28, 1997 and the appointment of the Company's Controller, Kirk D. Mayes as Chief Accounting Officer and Acting Principal Financial Officer.

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

                        The Company  filed a report on Form 8-K dated August 28,
                1998,   amending  certain   provisions  of  the  Company's  1994
                Preferred Shares Rights Agreement.

                        The Company  filed a report on Form 8-K dated  September
                18, 1998, announcing the appointment of Sheldon M. Schenkler as Vice President and Chief Financial Officer, Scott Moule as Vice President and General Manager of the Company's Communications Software Group and announcing the movement of the Company's corporate headquarters and principal executive offices to Cambridge, Massachusetts.

         (c)    Exhibits.
                ---------

                                                                                           Page or
Designation     Description                                                            Method of Filing
-----------     -----------                                                            ----------------
3.01            Certificate of Incorporation.                                                 (1)

3.02            Bylaws.                                                                       (1)

4.01            Specimen Common Stock Certificate.                                            (1)

4.02            Rights Agreement, dated as of December 23, 1994, between Artisoft,            (6)
                Inc. and Bank One, Arizona, NA, including the Certificate of
                Designation of Rights Preferences and Privileges of Series A
                Participating Preferred Stock, the Form of Rights Certificate and the
                Summary of Rights attached thereto as Exhibits A, B and C, respectively.

10.01           Amended 1990 Stock Incentive Plan of the Registrant.                          (1)

10.02           1991 Director Option Plan of the Registrant.                                  (1)

10.03           Artisoft, Inc. 1994 Stock Incentive Plan.                                     (5)

10.04           Artisoft, Inc. Employee Stock Purchase Plan.                                  (5)

10.05           Employment Agreement, dated as of October 23, 1995, between                  (11)
                William C. Keiper and the Registrant.

10.06           Employment Agreement, dated as of October 26, 1995, between Joel J.          (11)
                Kocher and the Registrant.

10.07           Form of Indemnification Agreement entered into between the Registrant         (1)
                and its Directors.

                                                                                           Page or
Designation     Description                                                            Method of Filing
-----------     -----------                                                            ----------------
10.08           International Distributorship Agreement, dated July 31, 1992, between         (2)
                the Registrant and Canon System Globalization, Inc.

10.09           Asset Purchase Agreement between Artisoft, Inc. and Anthem                    (4)
                Electronics, Inc.

10.10           Asset Purchase Agreement between Artisoft, Inc. and Microdyne                 (7)
                Corporation dated as of January 6, 1995.

10.11           Outsource Manufacturing Agreement dated June 30, 1995 between                 (8)
                ECS, Inc. and the Registrant.

10.12           Stock Purchase Agreement dated December 21, 1995 among Artisoft,              (9)
                Inc. and David J. Saphier, Floyd Roberts and Peter Byer regarding the purchase of all of the outstanding common stock of Triton
                Technologies, Inc.

10.13           Asset Purchase Agreement dated February 13, 1996 between Artisoft,           (10)
                Inc. and Stylus Innovation  Incorporated and Michael Cassidy, John W.
                Barrus, Laura Macfarlane, Robert H. Rines and Krisztina Holly (the
                Stylus Shareholders).

10.14           Amendment to the 1994 Preferred Shares Rights Agreement                      (12)

11.01           Computation of net loss per share.

22.01           Subsidiaries of the Registrant.                                            Page 71

23.01           Consent of Independent Public Accountants.                                 Page 72

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

(8) Incorporated by reference to the Company's Annual Report on Form 10-K for fiscal 1995 ended June 30, 1995.

(9)     Incorporated  by reference to the Company's  Form 8-K dated December 21,
        1995.

(10)    Incorporated  by reference to the Company's  Form 8-K dated February 13,
        1996.

(11) Incorporated by reference to the Company's Annual Report on Form 10-K for fiscal 1996 ended June 30, 1996.

(12)    Incorporated  by  reference to the  Company's  Form 8-K dated August 28,
        1998.

                                   SIGNATURES

         Pursuantto the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ARTISOFT, INC.


Date:  September 25, 1998                   By    /s/ T. Paul Thomas
                                              ----------------------------------
                                                  T. Paul Thomas, President
                                                  and Chief Operating Officer
                                                  (Principal Executive Officer)


                            SPECIAL POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that the undersigned, constitutes and appoints T. PAUL THOMAS and KIRK D. MAYES, and each of them, his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Form 10-K Annual Report, and to file the same with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents, or each of them, may lawfully do or cause to be done by virtue hereof.

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

       Name                                  Title                                        Date
       ----                                  -----                                        ----



/s/ T. Paul Thomas                President and Chief Officer Officer,              September 25, 1998
-----------------------------     Director (Principal Executive Officer)
T. Paul Thomas

/s/ Kirk D. Mayes                 Corporate Controller and                          September 25, 1998
-----------------------------     Principal Accounting Officer
Kirk D. Mayes

/s/ Jerry E. Goldress             Chairman of the Board                             September 25, 1998
-----------------------------
Jerry E. Goldress

/s/ Kathryn A. Braun              Director                                          September 25, 1998
-----------------------------
Kathryn A. Braun

/s/ Michael P. Downey             Director                                          September 25, 1998
-----------------------------
Michael P. Downey

                                  EXHIBIT INDEX



                                                                    Sequentially
                                                                      Numbered
Exhibit                       Description                               Page
--------------------------------------------------------------------------------
 11.01               Computation of net loss per share.                  57

 22.01               Subsidiaries of the Registrant.                     58

 23.01               Consent of Independent Public Accountants.          59