Form 10-Q
period 1998-09-30
ARTISOFT INC
filed 1998-11-09
CIK 877931

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 000-19462

                                 ARTISOFT, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                                86-0446453
----------------------------                              ----------------------
(State or other jurisdiction                                  (IRS employer
     of incorporation)                                    identification number)


                               5 Cambridge Center
                               Cambridge, MA 02142
                                 (617) 354-0600
               ---------------------------------------------------
               (Address, including zip code, and telephone number,
                      including area code, of registrant's
                          principal executive offices)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                                    Yes [X]  No [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 6, 1998).

                 Common stock, $.01 par value: 14,708,877 shares

================================================================================

                         ARTISOFT INC. AND SUBSIDIARIES
                                     INDEX

                                                                       Page
                                                                       ----
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Balance Sheets-
                September 30, 1998 and June 30, 1998                     3

             Consolidated Statements of Operations-
                Three Months Ended September 30, 1998 and 1997           4

             Consolidated Statements of Cash Flows-
                Three Months Ended September 30, 1998 and 1997           5

             Notes to Consolidated Financial Statements                6-8

     Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations           9-20

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                          21

     Item 2. Changes in Securities                                      21

     Item 3. Defaults Upon Senior Securities                            21

     Item 4. Submission of Matters to a Vote by Security Holders        21

     Item 5. Other Information                                          21

     Item 6. Exhibits and Reports on Form 8-K                           21

SIGNATURES                                                              22

EXHIBITS

       11  Computation of Net Income Per Share                          23

       27  Financial Data Schedule                                      24

                         ARTISOFT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                        September 30,   June 30,
ASSETS                                                     1998           1998
                                                           ----           ----
                                                        (unaudited)
Current assets:
  Cash and cash equivalents                              $ 17,558      $ 18,514
  Receivables:
       Trade accounts, net                                  2,083         2,813
       Other receivables                                      140           279
  Inventories                                                 897           917
  Prepaid expenses                                            270           283
                                                         --------      --------
      Total current assets                                 20,948        22,806
                                                         --------      --------

Property and equipment                                      5,473         5,333
  Less accumulated depreciation and amortization           (4,319)       (4,198)
                                                         --------      --------
      Net property and equipment                            1,154         1,135
                                                         --------      --------
Other assets                                                1,468         1,567
                                                         --------      --------
                                                         $ 23,570      $ 25,508
                                                         ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                       $    984      $  1,598
  Accrued liabilities                                       1,765         1,670
  Accrued restructuring costs                                 610         1,536
  Current portion of capital lease obligations                456           464
                                                         --------      --------
      Total current liabilities                             3,815         5,268
                                                         --------      --------
Capital lease obligations,
 net of current portion                                       136           289

Commitments and contingencies                                  --            --

Shareholders' equity:
  Preferred stock, $1.00  par value. Authorized
    11,433,600 shares; none issued                             --            --
  Common stock, $.01 par value.  Authorized
    50,000,000 shares; issued 27,980,602 shares
    at September 30, 1998 and June 30, 1998                   279           279
  Additional paid-in capital                               96,486        96,486
  Accumulated deficit                                      (7,362)       (7,030)
  Less treasury stock, at cost, 13,320,500 shares
    at September 30, 1998 and June 30, 1998               (69,784)      (69,784)
                                                         --------      --------
      Total shareholders' equity                           19,619        19,951
                                                         --------      --------
                                                         $ 23,570      $ 25,508
                                                         ========      ========

          See accompanying notes to consolidated financial statements.

                         ARTISOFT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                            Three Months Ended
                                                               September 30,
                                                            1998          1997
                                                            ----          ----
                                                               (unaudited)

Net sales                                                $  5,094      $  6,725
Cost of sales                                               1,356         1,454
                                                         --------      --------

      Gross profit                                          3,738         5,271
                                                         --------      --------

Operating expenses:
  Sales and marketing                                       2,130         2,698
  Product development                                       1,242         1,791
  General and administrative                                  879           794
  Restructuring costs                                          --          (137)
                                                         --------      --------
      Total operating expenses                              4,251         5,146
                                                         --------      --------

Income (loss) from operations                                (513)          125

Other income, net                                             181           113
                                                         --------      --------

      Net income (loss)                                  $   (332)     $    238
                                                         ========      ========

Net income (loss) per common share-basic and diluted     $   (.02)     $    .02
                                                         ========      ========

Weighted average common shares outstanding                 14,660        14,555
                                                         --------      --------


          See accompanying notes to consolidated financial statements.

                         ARTISOFT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                             Three Months Ended
                                                               September 30,
                                                              1998       1997
                                                              ----       ----
                                                                (unaudited)
Cash flows from operating activities:
  Net income (loss)                                        $   (332)   $    238
  Adjustments to reconcile net income (loss) to net
   cash (used in) provided by operating activities:
    Depreciation and amortization                               342         499
    Gain from disposition of property, net                       --          12
    Change in accounts receivable and inventory allowances     (203)     (1,982)
  Changes in assets and liabilities:
    Receivables:
       Trade accounts                                           872       2,776
       Other receivables                                        139          62
    Inventories                                                  81         447
    Prepaid expenses                                             13         144
    Accounts payable and accrued liabilities                   (519)       (964)
    Accrued restructuring costs                                (926)     (2,411)
    Other assets                                                (43)         --
                                                           --------    --------
      Net cash used in operating activities                    (576)     (1,179)
                                                           --------    --------
Cash flows from investing activities:
  Proceeds from sale of property and equipment                    3          26
  Purchases of property and equipment                          (222)        (61)
                                                           --------    --------
      Net cash used in investing activities                    (219)        (35)
                                                           --------    --------
Cash flows from financing activities:
  Principal payments on capital lease obligations              (161)       (122)
                                                           --------    --------
      Net cash used in financing activities                    (161)       (122)
                                                           --------    --------

Net decrease in cash and cash equivalents                      (956)     (1,336)
Cash and cash equivalents at beginning of period             18,514      14,673
                                                           --------    --------
Cash and cash equivalents at end of period                 $ 17,558    $ 13,337
                                                           ========    ========

          See accompanying notes to consolidated financial statements.

                         ARTISOFT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Artisoft, Inc. and its three wholly-owned subsidiaries: Triton Technologies, Inc., Artisoft "FSC", Ltd. (which has elected to be treated as a foreign sales corporation), and NodeRunner, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

     The  accompanying  unaudited  consolidated  financial  statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments (of a normal recurring nature) which are necessary for a fair presentation of the financial results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1998 Annual Report on Form 10-K. The results of operations for the three months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

(2)  COMPUTATION  OF  NET  INCOME  (LOSS)  PER  COMMON  AND  COMMON   EQUIVALENT
     SHARE-BASIC AND DILUTED

     Net income (loss) per common share-basic and diluted is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during the period.

     Basic earnings per share is computed by dividing income attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock that then shared in the earnings of the Company. In calculating net loss per common share for the three month period ended September 30, 1998, 4,132 common stock equivalent shares consisting of stock options have been excluded because their inclusion would have been anti-dilutive.

(3) SEGMENTATION OF FINANCIAL RESULTS

     The financial results for the three months ended September 30, 1998 are summarized below by product group (in thousands):

                                    Communications Software   Computer Telephony
                                         Product Group           Product Group
                                         -------------           -------------

              Net sales                     $3,737                 $ 1,357
              Gross profit                  $2,901                 $   837
              Gross profit margin               78%                     62%
              Operating income (loss)       $1,048                 $(1,561)
              Net income (loss)             $1,229                 $(1,561)
              Capital expenditures          $    5                 $   217
              Depreciation and
              amortization expense          $  259                 $    83

     The Company's Communication Software Product Group principally includes revenues from the LANtastic NOS, i.Share, ModemShare and CoSession Remote product lines. The Company's Computer Telephony Products Group principally includes revenues from the Visual Voice, InfoFast and TeleVantage product lines.

(4) RESTRUCTURING COST

     The accrued restructuring costs in the accompanying consolidated balance sheets at September 30, 1998 include the costs of: involuntary employee termination benefits for certain Communications Software Group employees, costs to close the Company's United Kingdom and Iselin, New Jersey sales and support offices and related costs associated with the restructuring actions effected during the fiscal year ended June 30, 1998. Other costs associated with the restructuring include costs of office and other lease terminations and legal and other professional fees.

     The accrued restructuring costs at September 30, 1998 principally consist of the following (in thousands):
                                     Employee        Office     Total Accrued
                                   Termination      Closure     Restructuring
                                     Benefits        Costs         Costs
                                     --------        -----         -----

Balances at June 30, 1998            $   650        $   886       $ 1,536

Cash paid for employee
 termination benefits                   (595)            --          (595)

Cash paid for office                      --           (331)         (331)
 closure costs                       -------        -------       -------

Balances at September 30, 1998       $    55        $   555       $   610
                                     =======        =======       =======

(5) INVENTORIES

     Inventories at September 30, 1998 and June 30, 1998 consist of the following (in thousands):
                                          September 30,        June 30,
                                             1998               1998
                                             ----               ----

         Raw materials                      $   839            $   938
         Work-in-process                        102                109
         Finished goods                         230                205
                                                               -------
                                              1,171              1,252
         Inventory allowances                  (274)              (335)
                                            -------            -------
                                            $   897            $   917
                                            =======            =======

(6) PROPERTY AND EQUIPMENT

     Property and equipment at September 30, 1998 and June 30, 1998 consist of the following (in thousands):
                                          September 30,         June 30,
                                              1998               1998
                                              ----               ----
         Furniture and fixtures             $     6            $     6
         Computers and other equipment        5,375              5,259
         Leasehold improvements                  92                 68
                                            -------            -------
                                              5,473              5,333
         Accumulated depreciation and
         amortization                        (4,319)            (4,198)
                                            -------            -------
                                            $ 1,154            $ 1,135
                                            =======            =======

(7) OTHER ASSETS

     Other assets at September 30, 1998 and June 30, 1998 consist of the following (in thousands):

                                               September 30,     June 30,
                                                   1998           1998
                                                   ----           ----
         Trademarks and patents, net of
           accumulated amortization of
           $76 and $70                            $   48          $   55
         Purchased technology, net of
          accumulated amortization of
         $1,451 and $1,323                        1,260           1,387
         Recoverable deposits and other             160             125
                                                 ------          ------
                                                 $1,468          $1,567
                                                 ======          ======
(8) ACCRUED LIABILITIES

     Accrued liabilities at September 30, 1998 and June 30, 1998 consist of the following (in thousands):

                                                September 30,    June 30,
                                                    1998          1998
                                                    ----          ----
         Compensation and benefits                $  440         $  799
         Payroll, sales and property taxes           408             88
         Marketing                                   364            349
         Royalties                                   398            227
         Other                                       155            207
                                                  ------         ------
                                                  $1,765         $1,670
                                                  ======         ======

                         ARTISOFT, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     NET SALES. The Company's net sales for the quarter ended September 30, 1998 were $5.1 million, a decrease of 24% from net sales of $6.7 million for the corresponding quarter of fiscal 1998. The decrease in net sales as compared to the corresponding quarter in fiscal 1998 was principally due to a decline in sales of certain of the Company's Communication Software Group products. Lower sales of the Company's LANtastic network operating system (NOS) products and CoSession Remote products (especially in international markets) were the major contributors to the overall decline in net sales. These declines were offset to a minor extent by increased sales of the Company's Computer Telephony products.

     The Company distributes its products in both the U.S. and international markets. U.S. sales decreased 18% to $4.2 million (82% of net sales) for the quarter ended September 30, 1998, from $5.1 million (76% of net sales), for the same quarter a year ago. The decrease in aggregate U.S. net sales is principally the result of a decline in sell through of the Company's LANtastic NOS products in U.S. distribution and retail channels partially offset, by increased net sales of the Company's Computer Telephony products.

     International sales decreased 44% to $.9 million (18% of net sales), for the quarter ended September 30, 1998, from $1.6 million (24% of net sales), for the same quarter a year ago. The decrease in international net sales for the quarter ended September 30, 1998, as compared to the corresponding period in fiscal 1998, primarily resulted from a decline in worldwide sales of the Company's LANtastic NOS products as well as a decline in net sales of CoSession Remote in certain international markets (especially Japan). Also contributing to the decline in international sales was the closure of the Company's United Kingdom sales and support office and the attendant disruption to certain customer relationships.

     GROSS PROFIT. The Company's gross profit was $3.7 million and $5.3 million for the quarters ended September 30, 1998 and 1997, respectively (73% and 78% of net sales, respectively). The net decrease in aggregate dollars of gross profit for the quarter ended September 30, 1998, as compared to the corresponding period in fiscal 1998, was primarily the result of the decline in net sales. The decrease in gross profit margin percentage was due to higher software licensing costs incurred on certain of the Company's Communication Software Group products and increased sales as a percentage of total net sales of the Company's lower margin computer telephony hardware. Gross profit margins may fluctuate from quarter to quarter due to changes in net sales, product mix, pricing actions and changes in sales and inventory allowances.

     SALES AND MARKETING. Sales and marketing expenses were $2.1 million and $2.7 million for the quarters ended September 30, 1998 and 1997, respectively (41% and 40% of net sales, respectively). The decrease in sales and marketing expenses in aggregate dollars for the quarter ended September 30, 1998 as compared to the corresponding quarter in fiscal 1998, is principally due to the cost efficiencies achieved following the termination of certain Communication Software Group sales, marketing and support personnel and the elimination of costs associated with the Company's Communications Software Group Japanese and UK sales and support offices during the quarter ended June 30, 1998.

     PRODUCT DEVELOPMENT. Product development expenses were $1.2 million and $1.8 million for the quarters ended September 30, 1998 and 1997, respectively, (24% and 27% of net sales, respectively). The decrease in product development expenses in both aggregate dollars and as a percentage of net sales for the quarter ended September 30, 1998, as compared to the corresponding quarter in fiscal 1998, is principally attributable to certain restructuring actions taken during the quarter ended June 30, 1998 which reduced product development staffing levels in the Company's Communications Software Group. The decrease in product development expenses in the Company's Communications Software Group was partially offset by increased product development expenses in the Company's Computer Telephony Products Group.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses were $.9 million and $.8 million for the quarters ended September 30, 1998 and 1997, respectively (18% and 12% of net sales, respectively). The increase in aggregate dollars for general and administrative expenses for the quarter ended September 30, 1998, as compared to the corresponding quarter in fiscal 1998, is principally attributable to increased occupancy costs associated with the Company's relocation of its corporate headquarters to Cambridge, Massachusetts and increased costs associated with the addition of certain administrative personnel. The increase in general and administrative expenses as a percentage of net sales for the quarter ended September 30, 1998, as compared to the corresponding quarter in fiscal 1998, is principally the result of the 24% reduction in net sales between the two periods.

     OTHER INCOME, NET. For the quarter ended September 30, 1998, other income, net, increased to $181,000, from $113,000 in the corresponding quarter of fiscal 1998. The increase for the quarter ended September 30, 1998 resulted principally from the receipt of increased interest income on the Company's cash and investment balances. The Company's cash balances increased from $13.3 million at September 30, 1997 to $17.6 million at September 30, 1998.

FUTURE RESULTS

     The Company is currently focusing the majority of its resources on its computer telephony products. The Company will continue to make additional investments in sales, marketing and development in order to build awareness, market and channels for its computer telephony products.

     The Company intends to continue to increase its investments and expenditures in sales, marketing and development of computer telephony products including TeleVantage. There can be no assurance that the Company will be able to market or sell such products successfully or at particular levels within particular time-frames. Accordingly, the Company could experience a slow increase in computer telephony revenues as it attempts to build a distribution channel and reseller programs that may build market awareness for computer telephony products. A slow increase in the Company's computer telephony revenues, particularly if combined with future revenue declines from the Company's networking and communications software products, could cause the Company to experience losses.

     The Company's future results of operations involve a number of risks and uncertainties. Among the factors that could cause future results to differ materially from historical results are the following: business conditions and general economy; competitive pressures, acceptance of new products and price pressures; availability of third-party compatible products at reasonable prices; risk of nonpayment of accounts or notes receivable; risks associated with foreign operations (especially those in Japan and other Asian countries); risk of product line or inventory obsolescence due to shifts in technologies or market demand; timing of software introductions and litigation.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of $17.6 million at September 30, 1998, compared to $18.5 million at June 30, 1998, and working capital of $17.1 million at September 30, 1998 compared to $17.5 million at June 30, 1998. The decrease in cash and cash equivalents was principally the result of employee termination benefit payments to certain Communications Software Group employees and payments associated with the closure of the Company's United Kingdom sales and support office. The payments are a result of the Company's restructuring actions effected during the quarter ended June 30, 1998. The decrease in working capital is principally result of the aforementioned cash decrease along with a decrease in accounts receivable balances.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 establishes requirements for disclosure of comprehensive income and becomes effective for the Company for the year ending June 30, 1999. Comprehensive income includes such items as foreign currency translation adjustments and unrealized holding gains and losses on available for sale securities that are currently being presented by the Company as a component of shareholders' equity. The adoption of this pronouncement will not have a material impact on the Company's financial results.

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

     In February 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits (an amendment of FASB Statements No. 87, 88, and 106). This statement standardizes employers' disclosure requirements about pensions and other postretirement benefit plans and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. This statement supersedes the disclosure requirements in SFAS No. 87, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The new standard becomes effective for the Company for the fiscal year ending June 30, 1999. Management does not believe that the adoption of SFAS No. 132 will have a material impact on the Company's financial results.

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

     FACTORS AFFECTING PRICING. Substantially all of the Company's revenue in each fiscal quarter results from orders booked in that quarter. A significant percentage of the Company's bookings and sales to distributors and other volume purchasers historically have occurred during the last month of the quarter and are concentrated in the latter half of that month. Orders placed by major customers are typically based upon customers' recent historical and forecasted sales levels for Company products and inventory levels of Company products desired to be maintained by those major customers at the time of the orders. Moreover, orders may also be based upon financial practices by major customers designed to increase the return on investment or yield on the sales of the Company's products to value added resellers ("VAR's") or end-users. Major distribution customers occasionally receive market development funds from the Company for purchasing Company products and from time to time extended terms, in accordance with industry practice, depending upon competitive conditions. The Company currently does not offer any cash rebates to its U.S. distribution partners. Changes in purchasing patterns by one or more of the Company's major customers, changes in customer policies pertaining to desired inventory levels of Company products, negotiations of market development funds and changes in the Company's ability to anticipate in advance the product mix of customer orders could result in material fluctuations in quarterly operating results.

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

     TECHNOLOGICAL CHANGE. The markets for computer software applications is characterized by rapid technological change, changing customer needs, frequent product introductions and evolving industry standards. The introduction of products incorporating new technologies and the emergence of new industry standards could render the Company's existing products obsolete and unmarketable. The Company's future success will depend upon its ability to develop and introduce new software products (including new releases and enhancements) on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. There can be no assurance that the Company will be successful in developing and marketing new products that respond to technological changes or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products, or that its new products will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, the Company's business, results of operations and financial condition could be materially adversely affected.

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

     PRE-LOAD SOFTWARE MARKET;CD ROM'S. The Company primarily sells its communications software in a form that includes a disk or disks and a manual. Currently, the Company has the capability to produce its products in-house only on 3 1/2 -inch diskettes. As the sizes of software programs grow, CD-ROM is becoming a more prominent medium. Some of the Company's customers "pre-load" the Company's software onto a hard disk. These arrangements eliminate the need for a disk and may eliminate the need for a manual. The pre-load arrangements produce smaller unit revenues for the Company and eliminate the Company's ability to generate revenues from its production facilities. The Company does not currently have the capability to produce CD-ROMs and the cost to develop such production capability may be prohibitive. The Company currently contracts CD-ROM production to specialized CD-ROM facilities. In the likely event that growth continues in the pre-load and CD-ROM usage mediums, more of the Company's relationships would involve product pre-loads and CD-ROM production and the Company's business, results of operations and financial condition could be adversely affected.

     INTELLECTUAL PROPERTY RIGHTS. The Company's success is dependent upon its software code base, its programming methodologies and other intellectual properties. To protect its proprietary technology, the Company relies primarily on a combination of trade secret laws and nondisclosure, confidentiality, and other agreements and procedures, as well as copyright and trademark laws. These laws and actions may afford only limited protection. There can be no assurance that the steps taken by the Company will be adequate to deter misappropriation of its proprietary information, or to prevent the successful assertion of an adverse claim to software utilized by the Company, or that the Company will be able to detect unauthorized use and take effective steps to enforce its intellectual property rights. The Company owns United States trademark registrations for certain of its trademarks. In addition, the Company has applied for trademark protection on a number of its recently introduced new technologies. Certain of the Company's trademark applications are still pending and no assurances can be made that the trademark applications will be accepted by the U.S. Trademark and Patent Office. A rejection of one or more of these trademark applications could have a material adverse affect on the Company's ability to successfully sell and market these new products. In selling its products, the Company relies primarily on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. Further, although the Company believes that its services and products do not infringe on the intellectual property rights of others such claims have been, are now and in the future maybe asserted against the Company. The failure of the Company to protect its proprietary property, or the infringement of the Company's proprietary property on the rights of others, could have a material adverse effect on the Company's business, results of operations and financial condition.

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

     Litigation in the software development industry has increasingly been used as a competitive tactic both by established companies seeking to protect their existing position in the market and by emerging companies attempting to gain access to the market. If the Company is required to defend itself against a claim, whether or not meritorious, the Company could be forced to incur substantial expense and diversion of management attention, and may encounter market confusion and reluctance of customers to purchase the Company's software products. Such litigation, if determined adversely to the Company, could have a material adverse effect on its business, results of operations and financial condition.

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

     The Company believes that the principal competitive factors affecting the computer telephony markets it serves include vendor and product reputation, product architecture, functionality and features, scalability, ease of use, quality of product and support, performance, price, brand name recognition and effectiveness of sales and marketing efforts. There can be no assurance that the Company can maintain and grow its market position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other competitive resources. Any failure by the Company to maintain and grow its competitive position could have a material adverse effect upon the Company's revenues from its computer telephony product line

     The Company released its newest telephony product, TeleVantage 2.0, in August 1998. TeleVantage is a phone system designed for small and medium sized businesses and branch offices. The Company believes this product offers functionality superior to that of a traditional standalone PBX. However, due to the complexity of this software and the mission critical systems it is designed to operate, there can be no assurances that the software will be successfully marketed or sold. Additionally, there can be no assurances that competitors with substantially greater financial resources than that of the Company will not develop their own personal computer ("PC") based PBX solution and subsequently adversely affect the Company's ability to introduce, launch, market, or sell its PC based PBX solution, TeleVantage.

     The Company believes its principal competitors in the PC-based PBX market are product offerings from Altigen, Netphone and Picazzo. These privately held concerns have differing funding sources than those of the Company, which may put the Company at a competitive disadvantage.

     COMPUTER TELEPHONY CUSTOMERS AND MARKET ACCEPTANCE. The Company is currently and will continue to invest significant resources in the development, marketing and selling of new computer telephony products. There can be no assurance that the Company will achieve market acceptance of these products. Additionally, these new computer telephony products are principally targeted at small to medium size businesses. The Company's existing network of qualified VAR's has historically sold the Company's networking and communications products. Therefore the Company anticipates the need to recruit and train a new network of qualified VAR's to sell its computer telephony products. There can be no assurance that the Company will be successful in establishing a critical mass of qualified computer telephony resellers. The Company's success in selling these products will likely be influenced by its ability to attract and inform qualified VAR's and interconnects on the features and functionality of these emerging technologies.

     The Company's computer telephony products compete in a relatively immature industry with as yet unproven technologies. There can be no assurance that the current technological innovations in the computer telephony industry will be widely adopted by small to medium size businesses or that telephony standards will evolve in a manner that is advantageous to the Company's telephony products.

COMMUNICATIONS AND NETWORKING SOFTWARE

     NETWORKING AND COMMUNICATIONS SOFTWARE CUSTOMERS. The Company relies on a network of distributors and VAR's for a significant portion of both its domestic and international networking and communications software product revenues. In addition, a majority of the sales of CoSession Remote, the Company's remote communications software product, are to PC original equipment manufacturers ("OEM's"). Generally, there are no minimum purchase requirements for the Company's distributors, OEMs and many of the Company's distributors and VAR's sell competitive products. There can be no assurance that these customers will give priority to the marketing of the Company's products compared to competing products or alternative solutions or that such customers will continue to offer the Company's products. In the event of the termination of the Company's relationship with one or more major distributors, the Company would have to find suitable alternative channels of distribution. The absence of such alternatives could have a material adverse affect on the Company's business, financial condition and results of operation. Certain of the Company's OEM relationships require the scheduled delivery of product revisions and new products. The failure to adhere to agreed-upon product delivery schedules could result in the termination of key relationships with major PC manufacturers, which could have a significant adverse impact on current and future revenues in the OEM channel. The Company's OEM revenue streams are dependent upon the maintenance of one or more key OEM relationships. The termination of any one of these relationships may have a material adverse affect on the Company's current and future revenues.

     NETWORKING AND COMMUNICATIONS SOFTWARE COMPETITORS. The Company's major competitors in the small business networking market are Microsoft Corporation and Novell, Inc. Both of these companies have substantially greater financial, technological, production and sales and marketing resources than those of the Company.

     Management believes that the inclusion of networking capabilities (printer, file and application sharing) in Microsoft's Windows 95/98 operating system (released in August 1995 and June 1998, respectively) has had and will continue to have a significant detrimental impact on sales of the Company's LANtastic NOS products. Windows 95/98 is pre-loaded on virtually all Pentium processor-based personal computers currently sold worldwide. The impact of Windows 95/98 on the Company's business has been compounded by the dominance and visibility of Microsoft in the PC marketplace and the rapid upgrade by small businesses to Pentium PC's. In August 1996, Microsoft released Windows NT 4.0, a client-server network version of the Windows operating system. Management believes that Windows NT 4.0, which, like Windows 95/98, includes peer-to-peer networking capabilities in the workstation version, and is pre-loaded on certain Pentium PC's, has provided additional significant direct competition to the LANtastic NOS both as a peer-to-peer and client-server networking solution. Management believes that Microsoft will release Windows NT 5.0 in early 1999. Microsoft, because of its dominant position in the PC operating systems and business applications markets, frequently offers value-added functionality to its products in the form of enhancements to its Windows operating systems, which are pre-loaded on new PC's or by offering free products for download from its World Wide Web site. The Company believes that Windows NT 5.0, Microsoft's next version of its Windows NT Server may include both modem sharing and internet sharing capabilities. The inclusion of modem sharing and internet sharing capabilities in Windows NT could result in substantially increased competition for the Company's ModemShare and i.Share products which could have a significant impact on the Company's sales and operating results.

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

     The Company currently is in negotiations with a company which it obtains a licensed product. The failure to extend the licensing arrangement could have a material adverse impact on the Company's future operating results.

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

     In recognition of the Year 2000 issue, the Company in September 1997, began a comprehensive review of all information technology and non-information technology systems used by the Company, computer hardware and software products sold by the Company, and computer hardware and software products and components and other equipment supplied to the Company by third parties. Such review includes testing and analysis of Company products and inquiries of third parties supplying information technology and non information technology systems, computer hardware and software products and components, and other equipment to the Company.

     The Company has divided its Year 2000 review into two phases. The first addresses the Company's core information technology systems and products currently sold by the Company. The second phase addresses non-core information technology systems, non-information technology systems, and products, components and equipment supplied to the Company from third parties. In addition, the Company will implement required Year 2000 upgrades and replacements during the second phase. The Company substantially completed the first phase of its review in September 1998. The Company believes it will complete the second phase by March 1999.

     In the first phase of its Year 2000 review, the Company tested software products currently manufactured and shipped by the Company, and believes that such products are Year 2000 compliant. Certain of the Company's products that were discontinued prior to fiscal 1998 are not Year 2000 compliant. The Company has notified its distributors, resellers and end users of this non-compliance to the extent possible and has authorized returns and replacement of these products where possible. The Company believes the cost of these returns or product replacements to be immaterial, and that the Company's reserves are adequate to cover such returns and replacements. The Company also made inquiries of third parties supplying the Company with computer hardware and software products and components currently sold by the Company, and received assurances that such products and components are Year 2000 compliant. With respect to core information technology, the Company made inquires of third parties supplying computer hardware and software operating systems to the Company, and received assurances that, except as discussed below, such hardware and software systems are Year 2000 compliant.

     As a result of its review to date, the Company has determined that certain of its internal financial software systems are inadequate for the Company's future business needs and need to be replaced because of various considerations, including Year 2000 non-compliance. In certain cases the timing of replacement systems is being accelerated because of Year 2000 issues, although the Company believes replacement would have been necessary in the near future regardless of such issues. The Company initiated a comprehensive search to replace these Year 2000 non-compliant systems. The Company has selected a replacement software package and is currently in the process of migrating to the new package. The expected implementation date is April 1, 1999. The Company expects to spend approximately $300,000 to purchase and implement the new software. These costs will be capitalized over the life of the purchased software package. The Company does not expect the amounts to be expensed over the life of the software package to have a material effect on its financial position or results of operations. The Company does not believe that any specific information technology projects have been deferred as a result of Year 2000 issues.

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

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
OF 1995

     This Form 10-Q may contain  forward-looking  statements  that involve risks and uncertainties, including, but not limited to, the impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources, product development and commercialization risks, costs associated with the integration and administration of acquired operations, capacity and supply constraints or difficulties, the results of financing efforts, Year 2000 issues and other risks detailed from time to time in the Company's Securities and Exchange Commission filings. The Company filed its 1998 Form 10-K on September 25, 1998. Please refer to this document for a more detailed discussion of the risks and uncertainties associated with the Company's future operations.

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

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          No. 11 - Computation of Net Income (loss) Per Share

          No. 27 - Financial Data Schedule for Form 10-Q dated November 13, 1998

     (c) Reports on Form 8-K

          The Company filed a report on Form 8-K dated August 27, 1998, announcing the resignation of Bank One Arizona as the Company's rights agent effective July 1, 1998 and the appointment of Harris Trust and Savings Bank as successor rights agent. The Company also amended its December 1994 Preferred Shares Rights Agreement to increase the percentage of common stock that an individual or group of affiliated individuals could own before triggering the provisions of the 1994 Preferred Shares Rights Agreement from 15% to 25%.

          The Company filed a report on Form 8-K dated September 18, 1998, announcing the appointment of Sheldon M. Schenkler as vice president and chief financial officer and the promotion of Scott Moule to vice president and general manager of the Communications Software Group in Tucson, Arizona. The Company also announced its plans to relocate its corporate headquarters to Cambridge, Massachusetts.

          The Company filed a report on Form 8-K dated October 6, 1998, announcing the resignation of Jerry E. Goldress as chairman of the board of directors and the appointment of Michael P. Downey as chairman of the board of directors. The Company also announced the promotion of T. Paul Thomas to chief executive officer and president. The Company also announced the appointment of Frank Girard to the board of directors.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          ARTISOFT, INC.



Date: November 6, 1998              By /s/ T. Paul Thomas
                                      ------------------------------------------
                                      T. Paul Thomas
                                      President and Chief Executive Officer



                                    By /s/ Sheldon M. Schenkler
                                      ------------------------------------------
                                      Sheldon M. Schenkler
                                      Vice President and Chief Financial Officer