Form 10-Q
period 1998-12-31
ARTISOFT INC
filed 1999-02-11
CIK 877931

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number 000 - 19462


                                 ARTISOFT, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                           86-0446453
           --------                                           ----------
(State or other jurisdiction of                     (IRS employer identification
        incorporation)                                          number

                               5 Cambridge Center
                               Cambridge, MA 02142
                                 (617) 354-0600
                                 --------------
               (Address, including zip code, and telephone number,
                      including area code, of registrant's
                          principal executive offices)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                                 Yes [X] No [ ]

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (February 10, 1999).

                 Common stock, $.01 par value: 14,769,817 shares

================================================================================

                         ARTISOFT INC. AND SUBSIDIARIES

                                      INDEX

                                                                           Page
                                                                           ----

PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Consolidated Balance Sheets-
                   December 31, 1998 and June 30, 1998                       3

                   Consolidated Statements of Operations-
                   Three Months and Six Months Ended
                   December 31, 1998 and 1997                                4

                   Consolidated Statements of Cash Flows-
                   Six Months Ended December 31, 1998
                   and 1997                                                  5

                   Notes to Consolidated Financial Statements              6-9

          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations       10-22

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                        23

          Item 2.  Changes in Securities                                    23

          Item 3.  Defaults Upon Senior Securities                          23

          Item 4.  Submission of Matters to a Vote by Security Holders      23

          Item 5.  Other Information                                        24

          Item 6.  Exhibits and Reports on Form 8-K                         24

SIGNATURES                                                                  25

EXHIBITS

          11    Computation of Net Income (Loss) Per Share                  26

          27    Financial Data Schedule                                     27

                         ARTISOFT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)


                                                          December 31,  June 30,
                         ASSETS                              1998        1998
                                                           --------    --------
                                                          (unaudited)

Current assets Cash and cash equivalents                   $ 17,491    $ 18,514
 Receivables  Trade accounts, net                             1,897       2,813
 Other receivables                                              179         279
 Inventories                                                    787         917
 Prepaid expenses                                               394         283
                                                           --------    --------
      Total current assets                                   20,748      22,806
                                                           --------    --------

Property and equipment                                        5,866       5,333
 Less accumulated depreciation and
  amortization                                               (4,535)     (4,198)
                                                           --------    --------
 Net property and equipment                                   1,331       1,135
                                                           --------    --------

Other assets                                                  1,326       1,567
                                                           --------    --------
                                                           $ 23,405    $ 25,508
                                                           ========    ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities Accounts payable                       $    923    $  1,598
 Accrued liabilities                                          1,919       1,670
 Accrued restructuring costs                                    434       1,536
 Current portion of capital lease obligations                   510         464
                                                           --------    --------
      Total current liabilities                               3,786       5,268
                                                           --------    --------

Capital lease obligations, net of current portion                --         289

Commitments and contingencies                                    --          --

Shareholders' equity
 Preferred  stock, $1.00 par value
   Authorized  11,433,600 shares; none issued-
 Common stock, $.01 par value. Authorized 50,000,000
   shares issued 28,076,311 shares at December 31, 1998
   and 27,980,602 shares at June 30, 1998                       280         279
 Additional paid-in capital                                  96,715      96,486
 Accumulated deficit                                         (7,592)     (7,030)
 Less treasury stock, at cost, 13,320,500 shares at
   December 31, 1998 and June 30, 1998                      (69,784)    (69,784)
                                                           --------    --------
      Total shareholders' equity                             19,619      19,951
                                                           --------    --------
                                                           $ 23,405    $ 25,508
                                                           ========    ========

          See accompanying notes to consolidated financial statements.

                         ARTISOFT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                       Three Months Ended     Six Months Ended
                                           December 31,          December 31,
                                        1998        1997      1998        1997
                                      --------    --------  --------    --------
                                     (unaudited)             (unaudited)

Net sales                             $  5,402   $  6,761   $ 10,496   $ 13,486
Cost of sales                            1,608      1,851      2,964      3,305
                                      --------   --------   --------   --------
Gross profit                             3,794      4,910      7,532     10,181
                                      --------   --------   --------   --------
Operating Expenses:

 Sales and marketing                     2,014      2,332      4,144      5,030
 Product development                     1,199      1,823      2,441      3,614
 General and administrative              1,049        861      1,928      1,655
 Restructuring cost                         --       (127)        --       (264)
                                      --------   --------   --------   --------
     Total operating expenses            4,262      4,889      8,513     10,035
                                      --------   --------   --------   --------

Income (loss) from operations             (468)        21       (981)       146

Other income, net                          238      1,386        419      1,499
                                      --------   --------   --------   --------

Income (loss) before
 extraordinary item                       (230)     1,407       (562)     1,645

Extraordinary loss from early
 extinguishment of debt, net
 of $0 income tax benefit                   --       (109)        --       (109)
                                      --------   --------   --------   --------

Net income (loss)                     $   (230)  $  1,298   $   (562)  $  1,536
                                      --------   --------   --------   --------

Net income (loss) per common share--
   basic and diluted                  $   (.02)  $    .09   $   (.04)  $    .11
                                      --------   --------   --------   --------
Weighted average common shares
 outstanding:
   Basic                                14,686     14,529     14,711     14,529
   Diluted                              14,686     14,612     14,711     14,568
                                      --------   --------   --------   --------

          See accompanying notes to consolidated financial statements.

                         ARTISOFT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              Six Months Ended
                                                                December 31,
                                                              1998        1997
                                                            --------    --------
                                                           (unaudited)
Cash flows from operating activities:
 Net income (loss):                                        $   (562)   $  1,536
 Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
   Extraordinary loss                                            --         109
   Depreciation and amortization                                713         952
   Gain from disposition of property, net                         1      (1,492)
   Change in accounts receivable and inventory
    allowances                                                 (327)     (2,241)
 Changes in assets and liabilities:
   Receivables:
     Trade accounts                                           1,097       2,902
     Income taxes                                                --       4,300
     Notes and other                                            100         215
   Inventories                                                  276       1,103
   Prepaid expenses                                            (111)        381
   Accounts payable and accrued liabilities                    (426)     (1,073)
   Accrued restructuring costs                               (1,102)     (4,126)
 Other assets                                                   (43)          7
                                                           --------    --------
        Net cash (used in) provided by
         operating activities                                  (384)      2,573
                                                           --------    --------
Cash flows from investing activities:
 Proceeds from sale of property and equipment                     9       4,201
 Purchases of property and equipment                           (635)       (151)
                                                           --------    --------
        Net cash (used in) provided by
         investing activities                                  (626)      4,050
                                                           --------    --------
Cash flows from financing activities:
 Proceeds from issuance of common stock                         230          18
 Principal payments on long term debt                          (243)     (2,406)
                                                           --------    --------

        Net cash used in financing activities                   (13)     (2,388)
                                                           --------    --------

Net (decrease) increase in cash and cash equivalents         (1,023)      4,235
Cash and cash equivalents at beginning of period             18,514      14,673
                                                           --------    --------
Cash and cash equivalents at end of period                 $ 17,491    $ 18,908
                                                           --------    --------

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

         The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments (of a normal recurring nature) which are necessary for a fair presentation of the financial results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1998 Annual Report to Shareholders and report on Form 10-K. The results of operations for the three or six month periods ended December 31, 1998 are not necessarily indicative of the results to be expected for the full year.

(2) COMPUTATION OF NET INCOME (LOSS) PER SHARE

         Basic earnings per share is computed by dividing income attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock that then shared in the earnings of the Company. In calculating net loss per common share for the three and six month periods ended December 31, 1998, 85,769 and 46,096 common stock equivalent shares consisting of stock options have been excluded because their inclusion would have been anti-dilutive.

(3) SEGMENTATION OF FINANCIAL RESULTS

         The financial results for the three month and six month periods ended December 31, 1998 are summarized below by product group (in thousands):

                                          Three Months Ended   Six Months Ended
                                          December 31, 1998    December 31, 1998
                                          -----------------    -----------------
COMPUTER TELEPHONY GROUP:
  Net sales                                   $ 1,595              $ 2,952
  Gross profit                                $   849              $ 1,686
  Gross profit margin                              53%                  57%
  Operating (loss)                            $(1,604)             $(3,165)
  Net (loss)                                  $(1,604)             $(3,165)
  Capital expenditures                        $   283              $   500
  Depreciation and amortization expense       $   112              $   195

COMMUNICATIONS SOFTWARE GROUP:
  Net sales                                   $ 3,807              $ 7,544
  Gross profit                                $ 2,945              $ 5,846
  Gross profit margin                              76%                  78%
  Operating income                            $ 1,136              $ 2,184
  Net income                                  $ 1,374              $ 2,602
  Capital expenditures                        $   130              $   135
  Depreciation and amortization expense       $   259              $   518

         The Company's Computer Telephony Product Group principally includes revenues from the InfoFast, TeleVantage and Visual Voice product lines. The Company's Communications Software Group includes revenues from the BizFax, CoSession Remote, i.Share, LANtastic NOS and ModemShare product lines.

(4) RESTRUCTURING COST

         The accrued restructuring costs in the accompanying consolidated balance sheet at December 31, 1998 include the costs of involuntary employee termination benefits for certain Communications Software Group employees, costs to close the Company's United Kingdom and Iselin, New Jersey sales and support offices and related costs associated with the restructuring actions effected during the fiscal year ended June 30, 1998.

The accrued restructuring costs at December 31, 1998 principally consist of the following (in thousands):

                                                 Total Accrued
                                              Restructuring Costs
                                              -------------------

Balance at June 30, 1998                           $1,536
Cash paid for employee termination benefits         (650)
Cash paid for office closure costs                  (452)
                                                    -----
Unaudited balance at December 31, 1998              $ 434
                                                    -----

(5) INVENTORIES

         Inventories at December 31, 1998 and June 30, 1998 consist of the following (in thousands):

                                                       December 31,     June 30,
                                                          1998           1998
                                                          ----           ----
                                                      (unaudited)

         Raw materials                                  $   746        $   938
         Work-in-process                                     85            109
         Finished goods                                     145            205
                                                        -------        -------
                                                            976          1,252
         Inventory allowances                              (189)          (335)
                                                        -------        -------
                                                        $   787        $   917
                                                        =======        =======

(6) PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 1998 and June 30, 1998 consist of the following (in thousands):

                                                        December 31,   June 30,
                                                           1998          1998
                                                           ----          ----
                                                       (unaudited)

         Furniture and fixtures                          $    29       $     6
         Computers and other equipment                     5,598         5,259
         Leasehold improvements                              239            68
                                                         -------       -------
                                                           5,866         5,333
         Accumulated depreciation and amortization        (4,535)       (4,198)
                                                         -------       -------
                                                         $ 1,331       $ 1,135
                                                         =======       =======
(7) OTHER ASSETS

         Other assets at December 31, 1998 and June 30, 1998 consist of the following (in thousands):

                                                          December 31,  June 30,
                                                             1998        1998
                                                             ----        ----
                                                         (unaudited)

         Trademarks and patents, net of
         accumulated amortization of $83 and $70            $   42      $   55
         Purchased technology, net of
         accumulated amortization of $1,586 and $1,323       1,124       1,387
         Recoverable deposits and other                        160         125
                                                            ------      ------
                                                            $1,326      $1,567
                                                            ======      ======

(8) ACCRUED LIABILITIES

         Accrued liabilities at December 31, 1998 and June 30, 1998 consist of the following (in thousands):

                                                  December 31,      June 30,
                                                     1998            1998
                                                     ----            ----
                                                 (unaudited)

         Compensation and benefits                  $1,007          $  799
         Payroll, sales and property taxes              87              88
         Marketing                                     306             349
         Royalties                                     285             227
         Other                                         234             207
                                                    ------          ------
                                                    $1,919          $1,670
                                                    ======          ======

                         ARTISOFT, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         NET SALES. The Company's net sales for the quarter ended December 31, 1998 were $5.4 million, a decrease of 21% from net sales of $6.8 million for the corresponding quarter of fiscal 1998 and an increase of 6% from the first quarter of fiscal 1999 net sales of $5.1 million. For the six-month period ended December 31, 1998, the Company's net sales were $10.5 million, a decrease of 22% from net sales of $13.5 million for the corresponding period of fiscal 1998. The decreases in net sales for the quarter and six-month period ended December 31, 1998, as compared to the corresponding periods in fiscal 1998, were principally due to the decline in sales of certain of the Company's Communications Software Group products. Lower sales of the Company's LANtastic network operating system
(NOS) products and to a lesser extent i.Share (especially in international markets) were the major contributors to the overall decline in net sales. The sequential increase in net sales from the previous quarter's net sales was principally the result of increased sales of the Company's Computer Telephony products. An increase in sales of the Company's TeleVantage products was the major contributor.

         The Company distributes its products in both the U.S. and international markets. U.S. sales decreased 10% to $4.3 million (80% of net sales) for the quarter ended December 31, 1998, from $4.8 million (71% of net sales), for the same quarter a year ago. U.S. sales decreased 14% to $ 8.5 million (81% of net sales) for the six-month period ended December 31, 1998 from $9.9 million (73% of net sales), for the same period in fiscal 1998. The decrease in aggregate U.S. net sales for both the quarter and the six-month periods ended December 31, 1998, as compared to the corresponding periods in fiscal 1998, primarily resulted from the overall decline in sales of the Company's LANtastic network operating system (NOS) products and to a lesser extent i.Share products, principally in U.S. retail, mail order and distribution channels, partially offset by increases in sales of the Company's Computer Telephony products.

         International sales decreased 45% to $1.1 million (20% of net sales) for the quarter ended December 31, 1998 from $2.0 million (29% of net sales) for the same quarter a year ago and increased 22% from the first quarter fiscal 1999 sales of $.9 million. International sales decreased 44% to $2.0 million (19% of net sales) for the six-month period ended December 31, 1998 from $3.6 million (27% of net sales) for the same period in fiscal 1998. The decrease in international net sales for both the quarter and the six-month periods ended December 31, 1998, as compared to the corresponding periods in fiscal 1998, primarily resulted from a decline in worldwide sales of the Company's LANtastic NOS products as well as a substantial decline in net sales of CoSession Remote preloads in Asia (especially Japan). The increase in international net sales from the previous quarter's net sales is principally due to an increase in the Company's sales of its Computer Telephony products in certain European and Asian markets.

         GROSS PROFIT. The Company's gross profit was $3.8 million and $4.9 million for the quarters ended December 31, 1998 and 1997, respectively (70% and 72% of net sales, respectively). Gross profit was $7.5 million and $10.2 million for the six-month periods ended December 31, 1998, and 1997, respectively (71% and 76% of net sales, respectively). The net decrease in gross profit margin percentages for both the quarter and the six-month periods ended December 31, 1998, as compared to the corresponding periods in fiscal 1998, was principally due to the following factors: higher software licensing fees on the Company's configuration tracking and recovery utility(ConfigSafe) and increased sales of lower margin Computer Telephony hardware products and TeleVantage NFR's (Not For Resale). The decline was partially offset by lower software amortization costs and lower inventory reserve requirements. The net decrease in aggregate dollars of gross profit margin for both the quarter and six-month periods ended December 31, 1998 is the result of the decline in net sales.

         Gross profit margins may fluctuate from quarter to quarter due to changes in net sales, product mix, pricing actions and changes in sales and inventory allowances.

         OPERATING EXPENSES. Operating expenses were $4.3 million and $4.9 million for the quarters ended December 31, 1998 and 1997 respectively, (79% and 72% of net sales, respectively). Total operating expenses were $8.5 million and $10.0 million for the six-month periods ended December 31, 1998 and 1997, respectively, (81% and 74% of net sales, respectively). The decrease in absolute dollars was due to the restructuring actions implemented by the Company in its Communications Software Group during the fiscal year ended June 30, 1998, partially offset by increased operating expenditures in its Computer Telephony group. The increase in total operating expenses as a percentage of net sales for both the quarter and six month periods ended December 31, 1998 was due to the aforementioned worldwide decline in the Company's product sales, offset to a minor extent by the reductions in the Communications Software group operating expenditures effected during the June 30, 1998 restructuring actions.

         SALES AND MARKETING. Sales and marketing expenses were $2.0 million and $2.3 million for the quarters ended December 31, 1998 and 1997, respectively, (37% and 34% of net sales, respectively). Sales and marketing expenses were $4.1 million and $5.0 million for the six-month periods ended December 31, 1998 and 1997, respectively, (39% and 37% of net sales, respectively). The decrease in aggregate dollars for sales and marketing expenses for the quarter and the six-month periods ended December 31, 1998, as compared to the corresponding periods in fiscal 1998, are due principally to the restructuring actions undertaken in the Company's Communications Software Group during the fiscal year ended June 30, 1998. These actions included the termination of certain Communications Software Group sales, marketing and support personnel and the elimination of costs associated with the Company's Communications Software Group Japanese and United Kingdom sales and support offices during the quarter ended June 30, 1998. These decreases were offset to a minor extent by increased marketing costs associated with the Company's Computer Telephony products (especially TeleVantage). The increase in sales and marketing expenses as a percentage of net sales for both the quarter and the six-month periods ended December 31, 1998, was principally attributable to the decline in the Company's net sales.

         PRODUCT DEVELOPMENT. Product development expenses were $1.2 million and $1.8 million for the quarters ended December 31, 1998 and 1997, respectively, (22% and 26% of net sales, respectively). Product development expenses were $2.4 million and $3.6 million for the six-month periods ended December 31, 1998 and 1997, respectively, (23% and 27% of net sales, respectively). The decrease in product development expenses in both aggregate dollars and as a percentage of net sales for the quarter and six month period ended December 31, 1998, as compared to the corresponding periods in fiscal 1998, is principally attributable to certain restructuring actions taken during the quarter ended June 30, 1998 which reduced product development staffing levels in the Company's Communications Software Group. The decrease in product development expenses in the Company's Communications Software Group was partially offset by increased product development expenses in the Company's Computer Telephony Group.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1.0 million and $.9 million for the quarters ended December 31, 1998, and 1997, respectively, (19% and 13% of net sales, respectively). General and administrative expenses were $1.9 million and $1.7 million for the six-month periods ended December 31, 1998 and 1997, respectively (18% and 12% of net sales, respectively). The increase in aggregate dollars for general and administrative expenses for the quarter and six month periods ended December 31, 1998, as compared to the corresponding periods in fiscal 1998, is attributable to the addition of certain corporate administrative personnel and increased depreciation expense on certain equipment purchases and improvements made to the

Company's corporate offices in Cambridge, Massachusetts. The increase in general and administrative expenses as a percentage of net sales for the quarter and the six-month periods ended December 31, 1998, as compared to the corresponding periods in fiscal 1998, is primarily the result of the aforementioned increased costs and lower sales of the Company's Communications Software Group products.

         RESTRUCTURING COST. For the quarter and six-month periods ended December 31, 1997, the Company reduced by $ .1 million and $ .3 million, respectively, its restructuring accruals due to lower than anticpated costs in closing its Communications Software Group international sales and support offices. No such reductions were recorded for the quarter and six-month periods ended December 31, 1998.

         OTHER INCOME, NET. For the quarter ended December 31, 1998, other income, net, decreased to $ .2 million, from $ 1.4 million in the corresponding quarter of fiscal 1998. For the six-month period ended December 31, 1998, other income, net, decreased to $ .4 million, from $ 1.5 million in the corresponding period of fiscal 1998. The decrease in other income, net, for the quarter ended December 31, 1998 and the six-month period ended December 31, 1998, was principally attributable to the recognition of a gain on the sale of the Company's Tucson, Arizona headquarters of $1.3 million for the quarter and six-month periods ended December 31, 1997.

         EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT OF DEBT. In October 1997, the Company incurred a $ .1 million prepayment penalty upon the sale of its Tucson, Arizona headquarters and the subsequent repayment of a $2.2 million mortgage on that facility. The Company utilized proceeds received from the sale of its Tucson, Arizona headquarters to prepay the mortgage obligation. There is no income tax effect from the transaction. The per share amount of extraordinary loss net of income tax effects is $(.01) for the quarter and six-month periods ended December 31, 1997.

FUTURE RESULTS

         The Company is currently focusing a substantial majority of its financial resources on its computer telephony products. Concurrent with the expanded investment in computer telephony products, the Company has reduced its investment in its communications software products. There can be no assurances that with the reduced sales, marketing and development investment in the communications software products, that revenue levels for these products will continue at their current levels in the future.

         The Company intends to continue to increase its investments and expenditures in sales, marketing and development of computer telephony products (especially TeleVantage). There can be no assurance that the Company will be able to market or sell such products successfully or at particular levels within particular time-frames. Accordingly, the Company could experience a slower than anticpated increase in computer telephony revenues as it attempts to build a distribution and reseller network that may build market awareness for computer telephony products. A slow increase in the Company's computer telephony revenues, particularly if combined with increased investment in computer telephony product development and marketing along with declining communications software product revenues, may cause the Company to experience increased operating losses in the future.

         The Company's future results of operations involve a number of risks and uncertainties. Among the factors that could cause future results to differ materially from historical results are the following: business conditions and the general economy; competitive pressures, acceptance of new products and price pressures; availability of third party compatible products at reasonable prices; risk of nonpayment of accounts receivable; risk of product line or inventory obsolescence due to shifts in technologies or market demand; timing of software introductions and litigation. These and other risk factors are outlined below.

LIQUIDITY AND CAPITAL RESOURCES

                  The Company had cash and cash equivalents of $17.5 million at December 31, 1998 compared to $18.5 million at June 30, 1998 and working capital of $17.0 million at December 31, 1998 compared to $17.5 million at June 30, 1998. The decrease in cash and cash equivalents was principally the result of employee termination benefit payments to certain Communications Software Group employees and payments associated with the closure of the Company's United Kingdom sales and support office. The payments are the result of the Company's restructuring actions effected during the quarter ended June 30, 1998. The decrease in the Company's working capital was primarily the result of the Company's operating loss and the net increase in property and equipment balances at December 31, 1998.

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

         In recognition of the Year 2000 issue, the Company in September 1997, began a comprehensive review of its information technology and non-information technology systems used by the Company, computer hardware and software products sold by the Company, and computer hardware and software products and components and other equipment supplied to the Company by third parties. Such review includes testing and analysis of Company products and inquiries of third parties supplying information technology and non-information technology systems, computer hardware and software products and components, and other equipment to the Company.

         The Company has divided its Year 2000 review into three phases. The first addresses the Company's core information technology systems and products currently sold by the Company. The second phase addresses non-core information technology systems and non-information technology systems. In addition, the Company will implement required Year 2000 upgrades and replacements during the second phase. The third phase addresses third party suppliers of products, supplies and services necessary to the Company's ongoing operations. The Company substantially completed the first phase of its review in September 1998. The Company believes it will complete the second and third phases by June 1999.

                  In the first phase of its Year 2000 review, the Company tested software products currently manufactured and shipped by the Company, and determined that most such products are Year 2000 compliant. Certain of the Company's products that were discontinued prior to fiscal 1998 are not Year 2000 compliant. In cases where such non-Y2K compliant products are still sold on a replacement basis only, the Company requires the customer to sign a release of liability for all damages potentially caused by such non-Y2K compliant products. The Company maintains a section on its web site that identifies all products the Company sells and ships and lists their Y2K status. The Company also responds via direct mail, e-mail or telephone, as appropriate, to customer and supplier requests for information on Y2K compliancy of its products. The Company has notified its distributors, resellers and end users of cases of non-compliance to the extent possible and has authorized returns and replacement of these products where possible. The Company believes the cost of these returns or product replacements to be immaterial, and that the Company's reserves are adequate to cover such returns and replacements. The Company also has made inquiries of third parties supplying the Company with computer hardware and software products and components currently sold by the Company, and has received assurances that such products and components are or will be Year 2000 compliant. The Company plans to follow up with third party suppliers and vendors who have not responded to the Company's inquiries and the Company will review supplier/vendor replacement options as necessary. With respect to core information technology, the Company has made inquires of third parties supplying computer hardware and software operating systems to the Company, and has received assurances that, except as discussed below, such hardware and software systems are or will be Year 2000 compliant.

         As a result of its review to date, the Company has determined that certain of its internal financial software systems are inadequate for the Company's future business needs and need to be replaced because of various considerations, including Year 2000 non-compliance. In certain cases the timing of replacement systems is being accelerated because of Year 2000 issues, although the Company believes replacement would have been necessary in the near future regardless of such issues. The Company initiated a comprehensive search to replace these Year 2000 non-compliant systems. The Company has selected a replacement software package and is currently in the process of migrating to the new package. The expected implementation date is April 1, 1999. The Company expects to spend approximately $350,000 to purchase and implement the new software. These costs will be capitalized over the life of the purchased software package. The Company does not expect the amounts to be expensed over the life of the software package to have a material effect on its financial position or results of operations. The Company does not believe that any specific information technology projects have been deferred as a result of Year 2000 issues.

         At this time, the Company has not developed Year 2000 contingency plans, other than the review and remedial actions described above, and does not intend to do so unless the Company believes such plans are merited by the results of its continuing Year 2000 review. The Company maintains and deploys contingency plans designed to address various other potential business interruptions. These plans may be applicable to address the interruption of support provided by third parties resulting from their failure to be Year 2000 ready.

         If the Company or the third parties with which it has relationships were to cease or not successfully complete its or their Year 2000 remediation efforts, the Company could encounter disruptions to its business that could have a material adverse effect on its business, financial position and results of operations. The Company could be materially and adversely impacted by widespread economic or financial market disruption or by Year 2000 computer system failures at third parties with which it has relationships.

"SAFE HARBOR"  STATEMENT UNDER THE PRIVATE  SECURITIES  LITIGATION REFORM ACT OF
1995

         This Form 10-Q may contain forward-looking statements that involve risks and uncertainties, including, but not limited to, the impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources, product development and commercialization risks, costs associated with the integration and administration of acquired operations, capacity and supply constraints or difficulties, the results of financing efforts, Year 2000 issues and other risks detailed from time to time in the Company's Securities and Exchange Commission filings. The Company filed its 1998 Form 10-K on September 25, 1998 and its 1999 First Quarter Form 10-Q on November 9, 1998. Please refer to these documents for a more detailed discussion of the risks and uncertainties associated with the Company's future operations.

RISK FACTORS

GENERAL

         COMPETITION. The communications software and computer telephony industries are highly competitive and are characterized by rapidly changing technology and evolving industry standards. The Company competes with other software companies, many of which have substantially greater financial, technological, production, sales and marketing and other resources, as well as greater name recognition and larger customer bases, than the Company. As a result, these competitors may be able to respond more quickly and effectively to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion, sales and support of their products than the Company. Competition in the software industry is likely to intensify as current competitors expand their product lines, more features are included in operating systems (e.g., Windows NT 5.0), new applications are developed, and as new companies enter the markets or segments in which the Company currently competes. The software industry is also characterized by a high degree of consolidation which favors companies with greater resources than those of the Company. Consequently, the Company expects its products to experience increased competition which could result in significant price reductions, loss of market share and lack of acceptance of new products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's new product introductions can be subject to severe price and other competitive pressures. While the Company endeavors to introduce its products to the marketplace in a timely manner there can be no assurances that due to the greater financial resources of the Company's competitors that these products will be successful or even accepted. There can be no assurance that the Company's products will be able to compete successfully with other products offered presently or in the future by other vendors.

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

         TECHNOLOGICAL CHANGE. The markets for computer software applications is characterized by rapid technological change, changing customer needs, frequent product introductions and evolving industry standards. The introduction of products incorporating new technologies and the emergence of new industry standards could render the Company's existing products obsolete and unmarketable. The Company's future success will depend upon its ability to develop and introduce new software products (including new releases and enhancements) on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. There can be no assurance that the Company will be successful in developing and marketing new products that respond to technological changes or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products, or that its new products will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, the Company's business, results of operations and financial condition could be adversely affected.

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

         PRE-LOAD SOFTWARE MARKET;CD ROM'S. The Company primarily sells its communications software in a form that includes a disk or disks and a manual. Currently, the Company has the capability to produce its products in-house only on 3 1/2 -inch diskettes. However, with the expansion of the size of most software programs, CD-ROM has surpassed diskettes as the most prominent medium. Many of the Company's customers "pre-load" the Company's software onto a hard disk. These arrangements eliminate the need for a disk and may eliminate the need for a manual. The pre-load arrangements produce smaller unit revenues for the Company and eliminate the Company's ability to generate revenues from its production facilities. The Company does not currently have the capability to produce CD-ROMs and the cost to develop such production capability may be prohibitive. The Company currently contracts CD-ROM production to specialized CD-ROM facilities. In the likely event that growth continues in the pre-load and CD-ROM usage mediums, more of the Company's relationships would involve product pre-loads and CD-ROM production and the Company's business, results of operations and financial condition could be adversely affected.

         INTELLECTUAL PROPERTY RIGHTS. The Company's success is dependent upon its software code base, its programming methodologies and other intellectual properties. To protect its proprietary technology, the Company relies primarily on a combination of trade secret laws and nondisclosure, confidentiality, and other agreements and procedures, as well as copyright and trademark laws. These laws and actions may afford only limited protection. There can be no assurance that the steps taken by the Company will be adequate to deter misappropriation of its proprietary information, or to prevent the successful assertion of an adverse claim to software utilized by the Company, or that the Company will be able to detect unauthorized use and take effective steps to enforce its intellectual property rights. The Company owns United States trademark registrations for certain of its trademarks. In addition, the Company has applied for trademark protection on a number of its recently introduced new technologies. Certain of the Company's trademark applications are still pending and no assurances can be made that the trademark applications will be accepted by the U.S. Trademark and Patent Office. A rejection of one or more of these trademark applications could have a material adverse affect on the Company's ability to successfully sell and market these new products. In selling its products, the Company relies primarily on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries provide substantially less protection to the Company's proprietary rights than do the laws of the United States. Trademark or patent challenges in such foreign countries could if successful materially disrupt or even terminate the Company's ability to sell its products in such markets. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. Further, although the Company believes that its services and products do not infringe on the intellectual property rights of others such claims have been and in the future may be asserted against the Company. The failure of the Company to protect its proprietary property, or the infringement of the Company's proprietary property on the rights of others, could have a material adverse effect on the Company's business, results of operations and financial condition.

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

         Litigation or threatened litigation in the software development industry has increasingly been used as a competitive tactic both by established companies seeking to protect their existing position in the market and by emerging companies attempting to gain access to the market. If the Company is required to defend itself against a claim, whether or not meritorious, the Company could be forced to incur substantial expense and diversion of management attention, and may encounter market confusion and reluctance of customers to purchase the Company's software products. Such claims have been asserted against certain of the Company's technologies. Such litigation, if determined adversely to the Company, could have a substantial material adverse effect on its business, results of operations and financial condition.

         DEPENDENCE UPON KEY PERSONNEL. The Company's future performance depends in significant part upon key technical and senior management personnel. The Company is dependent on its ability to identify, hire, train, retain and motivate high quality personnel, especially highly skilled engineers involved in the ongoing research and development required to develop and enhance the Company's software products and introduce enhanced future products. The industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. There can be no assurance that the Company's current employees will continue to work for the Company. Loss of services of key employees could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company may need to grant additional options and provide other forms of incentive compensation to attract and retain key personnel.

         FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. The Company's operating results have in the past fluctuated, and may in the future fluctuate, from quarter to quarter, as a result of a number of factors including, but not limited to, changes in pricing policies or price reductions by the Company or its competitors; variations in the Company's sales channels or the mix of product sales; the timing of new product announcements and introductions by the Company or its competitors; the availability and cost of supplies; the financial stability of major customers; market acceptance of new products and product enhancements; the Company's ability to develop, introduce and market new products, applications and product enhancements; the Company's ability to control costs; possible delays in the shipment of new products; the Company's success in expanding its sales and marketing programs; deferrals of customer orders in anticipation of new products, product enhancements or operating systems; changes in Company strategy; personnel changes; and general economic factors. The Company's software products are generally shipped as orders are received and accordingly, the Company has historically operated with little backlog. As a result, sales in any quarter are dependent primarily on orders booked and shipped in that quarter and are not predictable with any degree of certainty. In addition, the Company's expense levels are based, in part, on its expectations as to future revenues. If revenue levels are below expectations, operating results are likely to be adversely affected. The Company's net income may be disproportionately affected by a reduction in revenues because of fixed costs related to generating its revenues. Quarterly results in the future may be influenced by these or other factors and, accordingly, there may be significant variations in the Company's quarterly operating results. Further, the Company's historical operating results are not necessarily indicative of future performance for any particular period. Due to all of the foregoing factors, it is possible that in some future quarter the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock could be adversely affected.

         POSSIBLE VOLATILITY OF STOCK PRICE. The trading price of the Company's Common Stock is likely to be subject to significant fluctuations in response to variations in quarterly operating results, changes in management, announcements of technological innovations or new products by the Company, its customers or its competitors, legislative or regulatory changes, general trends in the industry and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations which have particularly affected the market price for many high technology companies similar to the Company, and which have often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. Further, factors such as announcements of new contracts or product offerings by the Company or its competitors and market conditions for stocks similar to that of the Company could have significant impact on the market price of the Common Stock.

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

COMPUTER TELEPHONY

         COMPUTER TELEPHONY PRODUCT MARKET. The market for open, standards-based computer telephony tools, applications and system-level products is relatively new and is characterized by the rapid evolution of computer telephony hardware and software standards, emerging technologies and changing customer requirements. These characteristics may render the Company's computer telephony products unmarketable or may make the expansion, timing and direction of product development unpredictable. As a result of these factors, there can be no assurance that computer telephony markets will continue to expand or that the Company's products will achieve market acceptance.

         The Company believes that the principal competitive factors affecting the computer telephony markets it serves include vendor and product reputation, product architecture, functionality and features, scalability, ease of use, quality of product and support, performance, price, brand name recognition and effectiveness of sales and marketing efforts. There can be no assurance that the Company can maintain and grow its market position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other competitive resources. Any failure by the Company to maintain and grow its competitive position could have a material adverse effect upon the Company's revenues from its computer telephony product line.

         TeleVantage is a phone system designed for small and medium sized businesses and branch offices. The Company believes this product offers functionality superior to that of a traditional standalone PBX. However, due to the complexity of this software and the mission critical systems it is designed to operate, there can be no assurances that the software will be successfully marketed or sold. Additionally, there can be no assurances that competitors with substantially greater financial resources than that of the Company will not develop their own PC-based PBX solutions and subsequently adversely affect the Company's ability to market or sell its PC-based PBX solution, TeleVantage.

         The Company's PC-based PBX solution (TeleVantage) could also face direct competition from companies with significantly greater financial, marketing, service, support and technical resources. In addition to the possibility that these companies may release a PC-based PBX solution, they have signaled their intentions to develop "IP" (Internet Protocol) based applications. These PC-based PBX and IP-based telephony solutions could put the Company at a competitive disadvantage and adversely affect the Company's ability to sell and market its own PC-based PBX solution, TeleVantage.

         COMPUTER TELEPHONY CUSTOMERS AND MARKET ACCEPTANCE. The Company is currently and will continue to invest significant resources in the development, marketing and selling of new computer telephony products. There can be no assurance that the Company will achieve market acceptance of these products. Additionally, these new computer telephony products are principally targeted at small to medium sized businesses. The Company's existing network of qualified VAR's has historically sold the Company's networking and communications products. Therefore, the Company anticipates the need to recruit and train a new network of qualified VAR's to sell its computer telephony products. There can be no assurance that the Company will be successful in establishing a critical mass of qualified computer telephony resellers. The Company's success in selling these products will likely be influenced by its ability to attract and inform qualified VAR's and interconnects on the features and functionality of these emerging technologies.

         The Company's computer telephony products compete in a relatively immature industry with as yet unproven technologies. The Company believes that there will be a gradual evolution toward open server-based telephony enabled applications from the traditonal proprietary PBX environment and that in such an environment PC-based PBX systems will be widely accepted. The Company also believes that there may be an eventual gravitation toward Internet Protocol architectures and/or voice over wire applications. However, there can be no assurance that the current technological innovations in the computer telephony industry will be widely adopted by small to medium sized businesses or that telephony standards will evolve in a manner that is advantageous to or anticipated by the Company.

COMMUNICATIONS AND NETWORKING SOFTWARE

         NETWORKING AND COMMUNICATIONS SOFTWARE CUSTOMERS. The Company relies on a network of distributors and VAR's for a significant portion of both its domestic  and  international  networking  and  communications  software  product revenues. In addition, a majority of the sales of CoSession Remote, the Company's remote communications software product, are to PC original equipment manufacturers ("OEM's"). Generally, there are no minimum purchase requirements for the Company's distributors, VARs or OEMs and many of the Company's distributors and VAR's sell competitive products. There can be no assurance that these customers will give priority to the marketing of the Company's products compared to competing products or alternative solutions or that such customers will continue to offer the Company's products. In the event of the termination of the Company's relationship with one or more major distributors, the Company would have to find suitable alternative channels of distribution. The absence of such alternatives could have a material adverse affect on the Company's business, financial condition and results of operation. Certain of the Company's OEM relationships require the scheduled delivery of product revisions and new products. Some of the Company's OEM product offerings involve the bundling of licensed technologies with its own technologies. The failure of the Company and/or one of its licensors to adhere to agreed-upon product delivery schedules could result in the termination of key relationships with major PC manufacturers, which could have a significant adverse impact on current and future revenues in the OEM channel. The Company's OEM revenue streams are dependent upon the maintenance of one or more key OEM relationships. The termination of any one of these relationships may have a material adverse affect on the Company's current and future revenues.

         NETWORKING AND COMMUNICATIONS SOFTWARE COMPETITORS. The Company's major competitors in the small business networking market are Microsoft Corporation and Novell, Inc. Both of these companies have substantially greater financial, technological, production and sales and marketing resources than those of the Company.

         Management believes that the inclusion of networking capabilities (printer, file and application sharing) in Microsoft's Windows 95/98 operating system (released in August 1995 and June 1998, respectively) has had and will continue to have a significant detrimental impact on sales of the Company's LANtastic NOS products. Windows 95/98 is pre-loaded on virtually all Pentium processor-based personal computers currently sold worldwide. The impact of Windows 95/98 on the Company's business has been compounded by the dominance and visibility of Microsoft in the PC marketplace and the rapid upgrade by small businesses to Pentium PC's. In August 1996, Microsoft released Windows NT 4.0, a client-server network version of the Windows operating system. Management believes that Windows NT 4.0, which, like Windows 95/98, includes peer-to-peer networking capabilities in the workstation version, and is pre-loaded on certain Pentium PC's, has provided additional significant direct competition to the LANtastic NOS both as a peer-to-peer and client-server networking solution. Management believes that Microsoft will release Windows NT 5.0 (Windows 2000) in mid 1999. Windows NT 5.0 will likely combine the enhanced security features of Windows NT 4.0 with the functionality of Windows 98. This release may further erode the market share of the Company's LANtastic NOS product line. Microsoft, because of its dominant position in the PC operating systems and business applications markets, frequently offers value-added functionality to its products in the form of enhancements to its Windows operating systems, which are pre-loaded on new PC's or by offering free products for download from its World Wide Web site. The Company believes that Windows NT 5.0 (Windows 2000) server may include both modem sharing and internet sharing capabilities. The inclusion of modem sharing and internet sharing capabilities in Windows NT could result in substantially increased competition for the Company's ModemShare and i.Share products which could have a significant impact on the Company's sales and operating results.

         Finally, the movement of the networking industry towards the uniform use of internet technologies in the construction of local area networks (so called intranets) constitutes a risk that demand for more proprietary networks, such as LANtastic, will decline further, and that competition will emerge from a new set of companies, such as Netscape Communications, Sun Microsystems and others.

         In December 1998, the Company released its network faxing software solution, BizFax. BizFax supports the Windows NT 40 and Windows 95/98 operating systems. As the Company's major competitors also offer network faxing software that has previously been introduced to the small business faxing software market, there can be no assurances that the Company will successfully introduce, launch, market or sell BizFax.

         REMOTE COMMUNICATIONS AND OTHER OEM SOFTWARE CUSTOMERS. The principal distribution channel for the Company's remote computing product, CoSession Remote 32 version 8, is through OEM arrangements with PC manufacturers. In December 1997, the Company released a 32-bit version of the product to support the Windows 95/98 and Windows NT 4.0 operating systems. As the Company's major competitors also offer 32-bit remote computing products, it is critical, for the continuance of the OEM relationships, that the Company continue expanding the market for the 32-bit product and meet major OEM customer e-commerce and other promotional requirements. The Company's ability to grow its remote computing software revenues will likely depend on its success in leveraging existing OEM relationships to develop new sources of revenue such as e-commerce. The loss of one or more of these OEM relationships could have a significant impact on the Company's net sales and operating results.

         The Company currently is in negotiations with a company which it obtains a licensed product. The failure to extend the licensing arrangement could have a material adverse impact on the Company's future operating results.

         REMOTE COMMUNICATIONS AND OTHER OEM SOFTWARE COMPETITORS. Microsoft has included a remote computing component in its Windows 98 OS released in June 1998 and currently distributes Net Meeting at no charge from its Web site. Additionally, Symantec's PC Anywhere remote computing software may provide additional competition to the Company's CoSession Remote 32 software with respect to certain of the Company's major OEM customers. These actions will likely lead to diminished demand for the Company's CoSession remote control product, and consequently decreased net sales and operating results.

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

         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

        (a) The Company's Annual Shareholders' Meeting was held on November 10, 1998.

        (b) At the Annual Shareholders'  Meeting,  proposals were considered for
            (i) the election of Michael P. Downey as a Class I director to serve until the annual meeting of shareholders in 2001 and (ii) the ratification of the selection of KPMG LLP as the independent public accountants of the Company for the 1999 fiscal year.

            The director--nominee was elected and the ratification of KPMG LLP was approved with the voting results as follows:

Proposal                        Votes For   Votes Against   Votes Withheld   Abstained   Not Voted
--------                       -------------------------------------------------------------------
Election of
Michael P. Downey
as a Class I Director          12,824,029         --           170,583           --      1,665,490

Ratification of selection of
KPMG LLP as independent
public accountants of the
Company for fiscal year 1999   12,867,747       72,460          54,405           --      1,665,490

ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8--K

        (a) Exhibits
            No. 11 -- Computation of Net Income (Loss) Per Share
            No. 27 -- Financial Data Schedule for Form 10--Q dated February 10, 1999

        (b) Reports on Form 8--K
            There were no reports filed on Form 8--K during the three months ended December 31, 1998

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                 ARTISOFT, INC.

Date: February 10, 1999          By /s/  T. Paul Thomas
                                    --------------------------------------------
                                         T. Paul Thomas
                                         President and Chief Executive Officer

                                 By /s/  Sheldon M. Schenkler
                                    --------------------------------------------
                                         Sheldon M. Schenkler
                                         Vice President and Chief Financial
                                         Officer