Form 10-Q
period 1999-03-31
ARTISOFT INC
filed 1999-05-10
CIK 877931

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       COMMISSION FILE NUMBER 000 - 19462
                                 ARTISOFT, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                           86-0446453
----------------------------                           ---------------------
(State or other jurisdiction                               (IRS employer
       of incorporation)                               identification number


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

                                YES [X]   NO [ ]

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE (MAY 10, 1999).

                 COMMON STOCK, $.01 PAR VALUE: 14,781,864 SHARES

================================================================================

                         ARTISOFT INC. AND SUBSIDIARIES
                                      INDEX

                                                                            PAGE
                                                                            ----
PART I.    FINANCIAL INFORMATION

       Item 1.  Financial Statements

                  Consolidated Balance Sheets-
                     March 31, 1999 and June 30, 1998                         3

                  Consolidated Statements of Operations-
                     Three Months and Nine Months Ended
                     March 31, 1999 and 1998                                  4

                  Consolidated Statements of Cash Flows-
                     Nine Months Ended March 31, 1999
                     and 1998                                                 5

                  Notes to Consolidated Financial Statements                6-9

       Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           10-22


PART II.   OTHER INFORMATION

       Item 1. Legal Proceedings                                             23

       Item 2. Changes in Securities                                         23

       Item 3. Defaults Upon Senior Securities                               23

       Item 4. Submission of Matters to a Vote by Security Holders           23

       Item 5. Other Information                                             23

       Item 6. Exhibits and Reports on Form 8-K                              23



SIGNATURES                                                                   24



EXHIBITS

       11       Computation of Net Income (Loss) Per Share                   25

       27       Financial Data Schedule                                      26

                         ARTISOFT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           March 31,   June 30,
ASSETS                                                       1999        1998
                                                           --------    --------
                                                               (unaudited)
Current assets:
     Cash and cash equivalents .........................   $ 17,183    $ 18,514
     Receivables:
          Trade accounts, net ..........................      1,879       2,813
          Other receivables ............................        143         279
     Inventories .......................................      1,169         917
     Prepaid expenses ..................................        367         283
                                                           --------    --------
         Total current assets ..........................     20,741      22,806
                                                           --------    --------

Property and equipment .................................      6,024       5,333
     Less accumulated depreciation and amortization ....     (4,763)     (4,198)
                                                           --------    --------
         Net property and equipment ....................      1,261       1,135
                                                           --------    --------

Other assets ...........................................      1,148       1,567
                                                           --------    --------
                                                           $ 23,150    $ 25,508
                                                           ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable ..................................   $  1,348    $  1,598
     Accrued liabilities ...............................      2,019       1,670
     Accrued restructuring costs .......................        285       1,536
     Current portion of capital lease obligations ......        401         464
                                                           --------    --------
         Total current liabilities .....................      4,053       5,268
                                                           --------    --------

Capital lease obligations,
     net of current portion ............................         --         289

Commitments and contingencies ..........................         --          --

Shareholders' equity:
     Preferred stock, $1.00  par value. Authorized
       11,433,600 shares; none issued ..................         --          --
     Common stock, $.01 par value. Authorized 50,000,000
       shares; issued  28,098,223 shares at March 31,
       1999 and 27,980,602 shares at June 30, 1998 .....        280         279
     Additional paid-in capital ........................     96,773      96,486
     Accumulated deficit ...............................     (8,172)     (7,030)
     Less treasury stock, at cost, 13,320,500 shares
       at March 31, 1999 and June 30, 1998 .............    (69,784)    (69,784)
                                                           --------    --------
         Total shareholders' equity ....................     19,097      19,951
                                                           --------    --------
                                                           $ 23,150    $ 25,508
                                                           ========    ========

          See accompanying notes to consolidated financial statements.

                         ARTISOFT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               Three Months Ended      Nine Months Ended
                                                     March 31,             March 31,
                                              --------------------    --------------------
                                                1999        1998        1999        1998
                                                ----        ----        ----        ----
                                                   (unaudited)            (unaudited)
Net sales .................................   $  5,751    $  6,215    $ 16,247    $ 19,701
Cost of sales .............................      1,907       1,659       4,871       4,964
                                              --------    --------    --------    --------
  Gross profit ............................      3,844       4,556      11,376      14,737
                                              --------    --------    --------    --------

Operating Expenses:
  Sales and marketing .....................      2,121       2,582       6,265       7,612
  Product development .....................      1,455       1,823       3,896       5,437
  General and administrative ..............      1,035         747       2,963       2,402
  Restructuring cost ......................         --        (175)         --        (439)
                                              --------    --------    --------    --------
    Total operating expenses ..............      4,611       4,977      13,124      15,012
                                              --------    --------    --------    --------

Income (loss) from operations .............       (767)       (421)     (1,748)       (275)

Other income, net .........................        187         259         606       1,758
                                              --------    --------    --------    --------

  Income (loss) before extraordinary item .       (580)       (162)     (1,142)      1,483

  Extraordinary loss from early
  extinguishment of debt, net of
  $0 income tax benefit ...................         --          --          --        (109)
                                              --------    --------    --------    --------

  Net income (loss) .......................   $   (580)   $   (162)   $ (1,142)   $  1,374
                                              --------    --------    --------    --------

Net income (loss) per common share -
  basic and diluted .......................   $   (.04)   $   (.01)   $   (.08)   $    .09
                                              --------    --------    --------    --------

Weighted average common shares outstanding:
  Basic .....................................   14,764      14,539      14,705      14,529
                                              --------    --------    --------    --------

  Diluted ...................................   14,764      14,539      14,705      14,576
                                              --------    --------    --------    --------

See accompanying notes to consolidated financial statements.

                         ARTISOFT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                            Nine Months Ended
                                                                 March 31,
                                                           --------------------
                                                             1999        1998
                                                           --------    --------
                                                                (unaudited)

Cash flows from operating activities:
  Net income (loss): ...................................   $ (1,142)   $  1,374
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
      Extraordinary loss ...............................         --         109
      Depreciation and amortization ....................      1,088       1,406
      Gain from disposition of property, net ...........          4      (1,504)
      Change in accounts receivable and inventory
        allowances .....................................       (399)     (2,629)
      Tax benefit of disqualifying dispositions ........         34          --
      Changes in assets and liabilities:
        Receivables:
          Trade accounts ...............................      1,130       3,480
            Income taxes ...............................         --       4,300
            Notes and other ............................        136         284
         Inventories ...................................        (48)      1,301
         Prepaid expenses ..............................        (84)        514
         Accounts payable and accrued liabilities ......         99      (1,138)
         Accrued restructuring costs ...................     (1,251)     (4,478)
         Other assets ..................................         (8)         23
                                                           --------    --------
           Net cash (used in) provided by operating
             activities ................................       (441)      3,042
                                                           --------    --------
Cash flows from investing activities:

  Proceeds from sale of property and equipment .........         12       4,228
  Purchases of property and equipment ..................       (804)       (477)
                                                           --------    --------
    Net cash (used in) provided by investing activities        (792)      3,751
                                                           --------    --------
Cash flows from financing activities:
  Proceeds from issuance of common stock ...............        254          18
    Principal payments on long term debt ...............       (352)     (2,522)
                                                           --------    --------
      Net cash used in financing activities ............        (98)     (2,504)
                                                           --------    --------
Net (decrease) increase in cash and cash equivalents ...     (1,331)      4,289
Cash and cash equivalents at beginning of period .......     18,514      14,673
                                                           --------    --------
Cash and cash equivalents at end of period .............   $ 17,183    $ 18,962
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

     The  accompanying  unaudited  consolidated  financial  statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (of a normal recurring nature) which are necessary for a fair presentation of the financial results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented accurate, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1998 Annual Report to Shareholders and report on Form 10-K. The results of operations for the three or nine month periods ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

(2) COMPUTATION OF NET INCOME (LOSS) PER SHARE

     Basic earnings per share is computed by dividing income attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock that then shared in the earnings of the Company. In calculating net loss per common share for the three and nine month periods ended March 31, 1999, 318,209 and 84,919 common stock equivalent shares consisting of stock options have been excluded because their inclusion would have been anti-dilutive.


(3) SEGMENTATION OF FINANCIAL RESULTS

     The financial results for the three month and nine month periods ended March 31, 1999 are summarized below by product group (in thousands):

                                              Three Months      Nine Months
                                                  Ended            Ended
                                             March 31, 1999    March 31, 1999
                                             --------------    --------------

     COMPUTER TELEPHONY GROUP:

       Net sales                                 $ 1,853          $  4,805
       Gross profit                              $   995          $  2,681
       Gross profit margin                            54%               56%
       Operating (loss)                          $(1,807)         $ (4,972)
       Net (loss)                                $(1,807)         $ (4,972)
       Capital expenditures                      $   109          $    620
       Depreciation and amortization expense     $   129          $    322


     COMMUNICATIONS SOFTWARE GROUP:

       Net sales                                 $ 3,898          $ 11,442
       Gross profit                              $ 2,849          $  8,695
       Gross profit margin                            73%               76%
       Operating income                          $ 1,040          $  3,224
       Net income                                $ 1,227          $  3,830
       Capital expenditures                      $    49          $    184
       Depreciation and amortization expense     $   248          $    766



     The Company's Computer Telephony Product Group principally includes revenues from the TeleVantage and Visual Voice product lines. The Company's Communications Software Group includes revenues from the LANtastic NOS, CoSession Remote, i.Share and ModemShare product lines.

(4) RESTRUCTURING COST

     The accrued restructuring costs in the accompanying consolidated balance sheet at March 31, 1999 include the costs of involuntary employee termination benefits for certain Communications Software Group employees, costs to close the Company's United Kingdom and Iselin, New Jersey sales and support offices and related costs associated with the restructuring actions effected during the fiscal year ended June 30, 1998.

The accrued restructuring costs at March 31, 1999 principally consist of the following (in thousands):

                                                     Total Accrued
                                                  Restructuring Costs
                                                  -------------------

     Balance at June 30, 1998                           $ 1,536

     Cash paid for
     employee
     termination benefits                                  (650)

     Cash paid for office closure costs                    (601)
                                                        -------

     Unaudited balance at March 31, 1999                $   285
                                                        -------

(5) INVENTORIES

     Inventories at March 31, 1999 and June 30, 1998 consist of the following (in thousands):


                                                March 31,          June 30,
                                                   1999              1998
                                                 -------           -------
                                               (unaudited)
     Raw materials                               $   991           $   938
     Work-in-process                                 152               109
     Finished goods                                  157               205
                                                 -------           -------
                                                   1,300             1,252
     Inventory allowances                           (131)             (335)
                                                 -------           -------
                                                 $ 1,169           $   917
                                                 =======           =======


(6) PROPERTY AND EQUIPMENT

     Property and equipment at March 31, 1999 and June 30, 1998 consist of the following (in thousands):

                                                  March 31,        June 30,
                                                    1999             1998
                                                   -------         -------
                                                (unaudited)

     Furniture and fixtures                        $    36         $     6
     Computers and other equipment                   5,721           5,259
     Leasehold improvements                            267              68
                                                   -------         -------
                                                     6,024           5,333

     Accumulated depreciation and
       amortization                                 (4,763)         (4,198)
                                                   -------         -------
                                                   $ 1,261         $ 1,135
                                                   =======         =======

(7) OTHER ASSETS

     Other assets at March 31, 1999 and June 30, 1998 consist of the following (in thousands):

                                                   March 31,        June 30,
                                                     1999             1998
                                                    ------           ------
                                                  (unaudited)

     Trademarks and patents, net of
       accumulated amortization of $90 and $70      $   35           $   55
     Purchased technology, net of accumulated
       amortization of $1,721 and $1,323               989            1,387
     Recoverable deposits and other                    124              125
                                                    ------           ------
                                                    $1,148           $1,567
                                                    ======           ======

(8) ACCRUED LIABILITIES

     Accrued liabilities at March 31, 1999 and June 30, 1998 consist of the following (in thousands):

                                                   March 31,        June 30,
                                                     1999             1998
                                                    ------           ------
                                                  (unaudited)

     Compensation and benefits                      $  877           $  799
     Payroll, sales and property taxes                 109               88
     Marketing                                         384              349
     Royalties                                         310              227
     Other                                             339              207
                                                    ------           ------
                                                    $2,019           $1,670
                                                    ======           ======

                         ARTISOFT, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     NET SALES. The Company's net sales for the quarter ended March 31, 1999 were $5.8 million, a decrease of 7% from net sales of $6.2 million for the corresponding quarter of fiscal 1998 and an increase of 6% from the second quarter of fiscal 1999 net sales of $5.4 million. For the nine-month period ended March 31, 1999, the Company's net sales were $16.2 million, a decrease of 18% from net sales of $19.7 million for the corresponding period of fiscal 1998. The decreases in net sales for the quarter and nine-month periods ended March
31, 1999, as compared to the corresponding periods in fiscal 1998, were principally due to the decline in sales of certain of the Company's Communications Software Group products, primarily lower sales of the Company's LANtastic network operating system (NOS) products. This decline was partially offset by increases in sales of the Company's Computer Telephony products. The sequential increase in net sales from the previous quarter's net sales was primarily the result of increased sales of the Company's Computer Telephony products especially its TeleVantage PC-based PBX telephone system software and related hardware.

     The Company distributes its products in both the U.S. and international markets. U.S. sales increased 7% to $4.7 million (81% of net sales) for the quarter ended March 31, 1999, from $4.4 million (71% of net sales), for the same quarter a year ago. U.S. sales decreased 8% to $ 13.1 million (81% of net sales) for the nine-month period ended March 31, 1999 from $14.3 million (73% of net sales), for the same period in fiscal 1998. The increase in aggregate U.S. net sales and U.S. net sales as a percentage of total net sales for the quarter ended March 31, 1999, as compared to the corresponding period in fiscal 1998, principally resulted from an increase in U.S. net sales of the Company's Computer Telephony products, particularly TeleVantage and an increase in U.S. based Communications Software Group Original Equipment Manufacturer "OEM" revenue. The decrease in aggregate U.S. net sales for the nine-month period ended March 31, 1999, is primarily the result of the overall decline in sales of the Company's LANtastic network operating system (NOS) products principally in U.S. retail, mail order and distribution channels, partially offset by the aforementioned increases in sales of the Company's Computer Telephony products and U.S. based Communications Software Group OEM revenues. The increase in U.S. net sales as a percentage of total net sales for the nine-month period ended March 31, 1999, is principally the result of the increase in U.S. based Computer Telephony revenues and U.S. based Communications Software Group OEM revenues together with the decline in international sales.

     International sales decreased 39% to $1.1 million (19% of net sales) for the quarter ended March 31, 1999 from $1.8 million (29% of net sales) for the same quarter a year ago. International sales decreased 43% to $3.1 million (19% of net sales) for the nine-month period ended March 31, 1999 from $5.4 million (27% of net sales) for the same period in fiscal 1998. The decrease in international net sales as a percentage of total net sales for both the quarter and the nine-month periods ended March 31, 1999, as compared to the corresponding periods in fiscal 1998, primarily resulted from a decline in worldwide sales of the Company's LANtastic network operating system (NOS) products (particularly in Latin America and Asia) as well as a decline in net sales of CoSession Remote preloads in Asia (especially Japan).

     GROSS PROFIT. The Company's gross profit was $3.8 million and $4.6 million for the quarters ended March 31, 1999 and 1998, respectively (67% and 73% of net sales, respectively). Gross profit was $11.4 million and $14.7 million for the nine-month periods ended March 31, 1999, and 1998, respectively (70% and 75% of net sales, respectively). The net decrease in gross profit margin percentages for both the quarter and the nine-month periods ended March 31, 1999, as compared to the corresponding periods in fiscal 1998, was principally due to the following factors: substantially higher software licensing fees on the Company's configuration tracking and recovery utility(ConfigSafe) and increased sales of lower margin Computer Telephony hardware products and TeleVantage NFR's (Not For Resale Kits). The decline was partially offset by lower software amortization costs and lower inventory reserve requirements. The net decrease in aggregate dollars of gross profit margin for both the quarter and nine-month periods ended March 31, 1999 is principally the result of the decline in net sales and the aforementioned product mix changes.

     Gross profit margins may fluctuate from quarter to quarter due to changes in net sales, product mix, pricing actions and changes in sales and inventory allowances.

     OPERATING EXPENSES. Operating expenses were $4.6 million and $5.0 million for the quarters ended March 31, 1999 and 1998 respectively, (80% of net sales). Total operating expenses were $13.1 million and $15.0 million for the nine-month periods ended March 31, 1999 and 1998, respectively, (81% and 76% of net sales, respectively). The decrease in absolute dollars was due to the restructuring actions implemented by the Company in its Communications Software Group during the fiscal year ended June 30, 1998, substantially offset by increased operating expenditures in its Computer Telephony Group. The increase in total operating expenses as a percentage of net sales for the nine-month period ended March 31, 1999 as compared to the corresponding period in fiscal year 1998, was due to the aforementioned worldwide decline in the Company's Communications Software Group LANtastic network operating system (NOS) products, offset by the reductions in the Communications Software group operating expenditures effected during the June 30, 1998 restructuring actions.

     SALES AND MARKETING. Sales and marketing expenses were $2.1 million and $2.6 million for the quarters ended March 31, 1999 and 1998, respectively, (37% and 42% of net sales, respectively). Sales and marketing expenses were $6.3 million and $7.6 million for the nine-month periods ended March 31, 1999 and 1998, respectively, (39% of net sales). The decrease in aggregate dollars for sales and marketing expenses for the quarter and the nine-month periods ended March 31, 1999, as compared to the corresponding periods in fiscal 1998, are due principally to the restructuring actions undertaken in the Company's Communications Software Group during the fiscal year ended June 30, 1998. These actions included the termination of certain Communications Software Group sales, marketing and support personnel and the elimination of costs associated with the Company's Communications Software Group Japanese and United Kingdom sales and support offices during the quarter ended June 30, 1998. These decreases were offset to a minor extent by increased sales and marketing costs associated with the Company's Computer Telephony products (especially TeleVantage). The decrease in sales and marketing expenses as a percentage of net sales for the quarter ended March 31, 1999 as compared to the corresponding period in fiscal year 1998, was principally attributable to the aforementioned restructuring actions taken in the Company's Communications Software Group during the quarter ended June 30, 1998.

     PRODUCT DEVELOPMENT. Product development expenses were $1.5 million and $1.8 million for the quarters ended March 31, 1999 and 1998, respectively, (25% and 29% of net sales, respectively). Product development expenses were $3.9 million and $5.4 million for the nine-month periods ended March 31, 1999 and 1998, respectively, (24% and 28% of net sales, respectively). The decrease in product development expenses in both aggregate dollars and as a percentage of net sales for the quarter and nine-month periods ended March 31, 1999, as compared to the corresponding periods in fiscal 1998, is principally attributable to certain restructuring actions taken during the quarter ended June 30, 1998 which reduced product development staffing levels in the Company's Communications Software Group. The decrease in product development expenses in the Company's Communications Software Group was partially offset by higher costs associated with increased product development staffing levels in the Company's Computer Telephony Group.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1.0 million and $.7 million for the quarters ended March 31, 1999, and 1998, respectively, (18% and 12% of net sales, respectively). General and administrative expenses were $3.0 million and $2.4 million for the nine-month periods ended March 31, 1999 and 1998, respectively (18% and 12% of net sales, respectively). The increase in aggregate dollars for general and administrative expenses and general administrative expenses as a percentage of total net sales for both the quarter and nine-month periods ended March 31, 1999, as compared to the corresponding periods in fiscal 1998, is attributable to the addition of certain corporate administrative personnel and increased depreciation expense on certain equipment purchases and improvements made to the Company's corporate offices in Cambridge, Massachusetts, along with increased depreciation expense on the Company's new financial software package. Additionally, the Company incurred increased occupancy costs in its Cambridge, Massachusetts-based headquarters due to increased staffing levels during the quarter and nine-month periods ended March 31, 1999 as compared to the corresponding periods in fiscal 1998.

     RESTRUCTURING COST. For the quarter and nine-month periods ended March 31, 1998, the Company reduced by $ .2 million and $ .4 million, respectively, its restructuring accruals due to lower than anticpated costs in closing its Communications Software Group international sales and support offices. No such reductions were recorded for the quarter and nine-month periods ended March 31, 1999.

     OTHER INCOME, NET. For the quarter ended March 31, 1999, other income, net, decreased to $ .2 million, from $ .3 million in the corresponding quarter of fiscal 1998. For the nine-month period ended March 31, 1999, other income, net, decreased to $ .6 million, from $ 1.8 million in the corresponding period of fiscal 1998. The decrease in other income, net, for the quarter ended March 31, 1999, as compared to the corresponding quarter in fiscal year 1998, is the result of lower interest income received on the Company's cash balances. The decrease in other income, net, for the nine-month period ended March 31, 1999, as compared to the corresponding period in fiscal year 1998, was principally attributable to the recognition of a gain on the sale of the Company's Tucson, Arizona headquarters of $1.3 million for the nine-month period ended March 31, 1998.

     EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT OF DEBT. In October 1997, the Company incurred a $ .1 million prepayment penalty upon the sale of its Tucson, Arizona headquarters and the subsequent repayment of a $2.2 million mortgage on that facility. The Company utilized proceeds received from the sale of its Tucson, Arizona headquarters to prepay the mortgage obligation. There is no income tax effect from the transaction. The per share amount of extraordinary loss net of income tax effects is $(.01) for the quarter and nine-month periods ended March 31, 1998.

FUTURE RESULTS

     The Company is currently and will continue to focus a substantial majority of its business resources on its computer telephony products. Concurrent with the expanded investment in computer telephony products, the Company has substantially reduced its investment in its communications software products. There can be no assurances that with the reduced sales, marketing and development investment in the communications software products, that revenue levels for these products will continue at their current levels in the future.

     The Company intends to continue to increase its investments and expenditures in sales, marketing and development of computer telephony products (especially TeleVantage). There can be no assurance that the Company will be able to market or sell such products successfully or at particular levels within particular time-frames. Accordingly, the Company could experience a slower than anticipated increase in computer telephony revenues as it attempts to build a distribution and reseller network that may build market awareness for computer telephony products. A slow increase in the Company's computer telephony revenues, particularly if combined with increased investment in computer telephony product development and marketing along with declining communications software product revenues, may cause the Company to experience increased operating losses in the future.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of $17.2 million at March 31, 1999 compared to $18.5 million at June 30, 1998 and working capital of $16.7 million at March 31, 1999 compared to $17.5 million at June 30, 1998. The decrease in cash and cash equivalents was the result of the following factors: employee termination benefit payments to certain Communications Software Group employees and payments associated with the closure of the Company's United
Kingdom sales and support office and increased development, sales force expansion and marketing investments in the Company's Computer Telephony Products Group. The decrease in the Company's working capital was primarily the result of the Company's operating loss and the net increase in property and equipment balances at March 31, 1999 offset by increased inventory balances at March 31, 1999.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 establishes requirements for disclosure of comprehensive income and becomes effective for the Company for the year ending June 30, 1999. Comprehensive income includes such items as foreign currency translation adjustments and unrealized holding gains and losses on available for sale securities that are currently being presented by the Company as a component of shareholders' equity. The adoption does not have an impact on the Company's financial results.

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

     In February 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits (an amendment of FASB Statements No. 87, 88, and 106). This statement standardizes employers' disclosure requirements about pensions and other postretirement benefit plans and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. This statement supersedes the disclosure requirements in SFAS No. 87, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The new standard becomes effective for the Company for the fiscal year ending June 30, 1999. The adoption does not have an impact on the Company's financial results.

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

     The Company has divided its Year 2000 review into three phases. The first addresses the Company's core information technology systems and products currently sold by the Company. The second phase addresses non-core information technology systems and non-information technology systems. In addition, the Company will implement required Year 2000 upgrades and replacements during the second phase. The third phase addresses third party suppliers of products, supplies and services necessary to the Company's ongoing operations. The Company substantially completed the first phase of its review in September 1998. The Company believes it will complete the second and third phases by September 1999.

     In the first phase of its Year 2000 review, the Company tested software products currently manufactured and shipped by the Company, and determined that most such products are Year 2000 compliant. Certain of the Company's products that were discontinued prior to fiscal 1998 are not Year 2000 compliant. In cases where such non-Y2K compliant products are still sold on a replacement basis only, the Company requires the customer to sign a release of liability for all damages potentially caused by such non-Y2K compliant products. The Company maintains a section on its web site that identifies all products the Company sells and ships and lists their Y2K status. The Company also responds via direct mail, e-mail or telephone, as appropriate, to customer and supplier requests for information on Y2K compliancy of its products. The Company has notified its distributors, resellers and end users of cases of non-compliance where possible and has authorized returns and replacement of these products where possible. The Company believes the cost of these returns or product replacements to be immaterial, and that the Company's reserves are adequate to cover such returns and replacements. The Company also has made inquiries of third parties supplying the Company with computer hardware and software products and components currently sold by the Company, and has received assurances that such products and components are or will be Year 2000 compliant. The Company has followed up with third party suppliers and vendors who did not respond to the Company's initial inquiries via telephone, mail or e-mail as appropriate. The Company will review supplier/vendor replacement options as necessary. With respect to core information technology, the Company has made inquires of third parties supplying computer hardware and software operating systems to the Company, and has received assurances that, except as discussed below, such hardware and software systems are or will be Year 2000 compliant.

     As a result of its review to date, the Company has determined that certain of its internal financial software systems are inadequate for the Company's future business needs and need to be replaced because of various considerations, including Year 2000 non-compliance. In certain cases the timing of replacement systems is being accelerated because of Year 2000 issues, although the Company believes replacement would have been necessary in the near future regardless of such issues. The implementation of this new software package occurred on April 1, 1999 and the Company continues to perform diagnostic evaluation of the new software before finalizing the migration. The Company expects final migration to occur prior to June 1, 1999. The Company has spent less than $.3 million to implement and migrate to this new software package. These costs will be capitalized over the life of the purchased software package. The Company does not expect the amounts to be expensed over the life of the software package to have a material effect on its financial position or results of operations.

     The Company has also identified certain other internal sales, marketing and support management software packages that are not fully Year 2000 compliant. The Company has completed the evaluation of these internal systems and is currently re-allocating internal resources to complete the necessary programming to ensure Year 2000 compliancy. The Company anticipates that these programming changes and subsequent testing will be completed by September 1999.

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

"SAFE HARBOR"  STATEMENT UNDER THE PRIVATE  SECURITIES  LITIGATION REFORM ACT OF
1995

     This Form 10-Q may contain  forward-looking  statements  that involve risks and uncertainties, including, but not limited to, the impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources, product development and commercialization risks, costs associated with the integration and administration of acquired operations, capacity and supply constraints or difficulties, the results of financing efforts, Year 2000 issues and other risks detailed from time to time in the Company's Securities and Exchange Commission filings. The Company filed its 1998 Form 10-K on September 25, 1998 and its 1999 Second Quarter Form 10-Q on February 11, 1999. Please refer to these documents for a more detailed discussion of the risks and uncertainties associated with the Company's future operations.

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

     CONNECTIVITY AND DEPENDENCE. The Company's ability to successfully sell certain of its products is to a significant degree dependent on operating system connectivity, principally with Microsoft's operating systems. Should the Company's products become non-compatible with the dominant operating systems currently in use in the PC industry, the Company's revenues from such products could be materially adversely impacted. In addition, the Company's revenues will be adversely affected if software solutions similar to the Company's
Communications Software Group products are bundled with or incorporated into dominant operating systems, as has occurred and can be expected to occur in the future with respect to the Company's Communications Software Group products.

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

     PRE-LOAD SOFTWARE MARKET; CD ROM'S. The Company primarily sells its communications software in a form that includes a disk or disks and a manual. Currently, the Company has the capability to produce its products in-house only on 3 1/2-inch diskettes. However, with the expansion of the size of most software programs, CD-ROM has surpassed diskettes as the most prominent medium. Many of the Company's customers "pre-load" the Company's software onto a hard disk. These arrangements eliminate the need for a disk and may eliminate the need for a manual. The pre-load arrangements produce smaller unit revenues for the Company and eliminate the Company's ability to generate revenues from its production facilities. The Company does not currently have the capability to produce CD-ROMs and the cost to develop such production capability may be prohibitive. The Company currently contracts CD-ROM production to specialized CD-ROM facilities. The Company expects continued rapidly expanding growth in the pre-load and CD-ROM usage mediums, more of the Company's relationships would involve product pre-loads and CD-ROM production and the Company's business, results of operations and financial condition could be adversely affected.

     INTELLECTUAL PROPERTY RIGHTS. The Company's success is dependent upon its software code base, its programming methodologies and other intellectual properties. To protect its proprietary technology, the Company relies primarily on a combination of trade secret laws and nondisclosure, confidentiality, and other agreements and procedures, as well as copyright and trademark laws. These laws and actions may afford only limited protection. There can be no assurance that the steps taken by the Company will be adequate to deter misappropriation of its proprietary information, or to prevent the successful assertion of an adverse claim to software utilized by the Company, or that the Company will be able to detect unauthorized use and take effective steps to enforce its intellectual property rights. The Company owns United States trademark registrations for certain of its trademarks. In addition, the Company has applied for trademark protection on a number of its recently introduced new technologies. Certain of the Company's trademark applications are still pending and no assurances can be made that the trademark applications will be accepted by the U.S. Trademark and Patent Office. A rejection of one or more of these trademark applications could have a material adverse affect on the Company's ability to successfully sell and market these new products. In selling its products, the Company relies primarily on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries provide substantially less protection to the Company's proprietary rights than do the laws of the United States. Trademark or patent challenges in such foreign countries could, if successful, materially disrupt or even terminate the Company's ability to sell its products in such markets. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. Further, although the Company believes that its services and products do not infringe on the intellectual property rights of others such claims have been and in the future may be asserted against the Company. The failure of the Company to protect its proprietary property, or the infringement of the Company's proprietary property on the rights of others, could have a material adverse effect on the Company's business, results of operations and financial condition.

     From time to time, the Company has received and may in the future receive communications from third parties asserting that the Company's trade names or that features, content, or trademarks of certain of the Company's products infringe upon intellectual property rights held by such third parties. As the number of trademarks, patents, copyrights and other intellectual property rights in the Company's industry increases, and as the coverage of these patents and rights and the functionality of products in the market further overlap, the Company believes that products based on its technology may increasingly become the subject of infringement claims. Such claims could materially adversely affect the Company, and may also require the Company to obtain one or more licenses from third parties. There can be no assurance that the Company would be able to obtain any such required licenses upon reasonable terms, if at all, and the failure by the Company to obtain such licenses could have a material adverse effect on its business, results of operations and financial condition. If the Company were able to obtain such licenses, the licensing costs could materially effect the Company's future financial results. In addition, the Company licenses technology on a non-exclusive basis from several companies for inclusion in its products and anticipates that it will continue to do so in the future. The inability of the Company to continue to license these technologies or to license other necessary technologies for inclusion in its products, or substantial increases in royalty payments under these third party licenses, could have a material adverse effect on its business, results of operations and financial condition.

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

     DEPENDENCE UPON KEY PERSONNEL. The Company's future performance depends in significant part upon key technical and senior management personnel. The Company is dependent on its ability to identify, hire, train, retain and motivate high quality personnel, especially highly skilled engineers involved in the ongoing research and development required to develop and enhance the Company's software products and introduce enhanced future products. The industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. There can be no assurance that the Company's current employees will continue to work for the Company. Loss of services of key employees could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company may need to grant additional options and provide other forms of incentive compensation to attract and retain key personnel. The Company has experienced and expects to continue to experience difficulty in hiring key technical personnel in certain of its key development offices. These difficulties could lead to higher compensation costs and may adversely effect the Company's future results of operations.

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

     TeleVantage is a telephone system designed for small and medium sized businesses and branch offices. The Company believes this product offers functionality superior to that of a traditional standalone PBX. However, due to the complexity of this software and the mission critical systems it is designed to operate, there can be no assurances that the software will be successfully sold in high volume. Additionally, there can be no assurances that competitors with substantially greater financial resources than that of the Company will not develop their own PC-based PBX solutions and subsequently adversely affect the Company's ability to market or sell its PC-based PBX solution, TeleVantage.

     The Company's PC-based PBX solution (TeleVantage) could also face direct competition from companies with significantly greater financial, marketing, service, support and technical resources. In addition to the possibility that these companies may release a PC-based PBX solution, they have signaled their intentions to develop "IP" (Internet Protocol) based applications. Several of the Company's potential competitors with substantially greater financial resources have recently announced partnerships designed to develop, market and sell IP-based telephony solutions which could put the Company at a competitive disadvantage and adversely affect the Company's ability to sell and market its own PC-based PBX solution, TeleVantage. The Company anticipates certain competitors with greater financial resources will continue to make substantial new investments in developing IP-based telephony solutions and may form further partnerships that will put the Company at a competitive disadvantage, thus there can be no assurances that the Company will be able to successfully develop, market or sell its own competing IP-based telephony solution.

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

     The Company's computer telephony products compete in a relatively immature industry with as yet unproven technologies. The Company believes that there will be a gradual evolution toward open server-based telephony enabled applications from the traditional proprietary PBX environment and that in such an environment PC-based PBX systems will be widely accepted. The Company also believes that there may be an eventual gravitation toward Internet Protocol architectures and/or voice over wire applications. However, there can be no assurance that the current technological innovations in the computer telephony industry will be widely adopted by small to medium sized businesses or that telephony standards will evolve in a manner that is advantageous to or anticipated by the Company.

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

     NETWORKING AND COMMUNICATIONS SOFTWARE COMPETITORS. The Company's major competitors in the small business networking market are the industry's principal operating system provider and network operating system provider. Both of these companies have substantially greater financial, technological, production and sales and marketing resources than those of the Company.

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

     The Company currently licenses a configuration tracking and recovery utility (ConfigSafe) which is preloaded by certain of the Company's key OEM partners. The Company's licensing arrangement for this product terminates in late 1999 and the failure to extend this licensing arrangement could have a material adverse impact on the Company's future operating results.

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

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     No.  11 - Computation of Net Income (Loss) Per Share

     No.  27 - Financial Data Schedule for Form 10-Q dated May 10, 1999

(c)  Reports on Form 8-K

     There were no reports filed on Form 8-K during the three months ended March 31, 1999

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      ARTISOFT, INC.



Date:  May 10, 1999                   By /s/ T. Paul Thomas
                                      ------------------------------------------
                                                T. Paul Thomas
                                      President and Chief Executive Officer


                                      By /s/ Sheldon M. Schenkler
                                      ------------------------------------------
                                                Sheldon M. Schenkler
                                      Vice President and Chief Financial Officer