Form 10-K
period 1999-06-30
ARTISOFT INC
filed 1999-09-23
CIK 877931

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _________________ TO _________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $88,587,024 based on the closing sale price as reported by The Nasdaq Stock Market on September 23, 1999.

The number of shares outstanding of each of the registrant's classes of common stock, as of September 23, 1999 was 14,841,805 shares of Common Stock, $.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Proxy Statement dated September 25, 1999, for the Annual Meeting of Shareholders to be held on November 2, 1999, are incorporated by reference into Part III.

================================================================================

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I
     Item 1.    Business.......................................................2
     Item 2.    Properties....................................................13
     Item 3.    Legal Proceedings.............................................13
     Item 4.    Submission of Matters to a Vote of Security Holders...........13

PART II.......................................................................15
     Item 5.    Market for Registrant's Common Equity and Related
                  Stockholder Matters.........................................15
     Item 6.    Selected Financial Data.......................................15
     Item 7.    Management's Discussion and Analysis of Financial Condition
                and Results of Operation......................................16
     Item 7(a). Quanitative and Qualitative Disclosures about Market Risk.....30
     Item 8.    Financial Statements and Supplementary Data...................31
     Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................51

PART III......................................................................51
     Item 10.   Directors and Executive Officers of the Registrant............51
     Item 11.   Executive Compensation........................................51
     Item 12.   Security Ownership of Certain Beneficial Owners
                  and Management..............................................51
     Item 13.   Certain Relationships and Related Transactions................51

PART IV.......................................................................52
     Item 14.   Exhibits and Reports on Form 8-K..............................52

SIGNATURES....................................................................54

                                     PART I

ITEM 1. BUSINESS.

INTRODUCTION

     Artisoft, Inc. ("Artisoft", the "Company" or the "Registrant") is a computer software company, which develops, markets and sells computer telephony products, communications software products and associated services.

     The Company's principal executive offices are located at 5 Cambridge Center, Cambridge, Massachusetts 02142. The telephone number at that address is
(617) 354-0600. The Company was incorporated in November 1982 and reincorporated by merger in Delaware in July 1991.

BACKGROUND AND GENERAL DEVELOPMENT OF BUSINESS

FISCAL 1999

     Entering fiscal year 1999, Artisoft had two key objectives: to continue and accelerate the development of its Computer Telephony Product Group business and to maximize the profitability of its Communications Software Group product line.

     The Company met its first objective by focusing its resources on the Company's TeleVantage product. TeleVantage is a complete software-based telephone system that is fully integrated with a local area network ("LAN"). The system provides PBX-like call control functionality and other ancillary features. The Company expanded certain computer telephony marketing and advertising programs, hired 30 new sales, support and development personnel and expanded the Company's TeleVantage original equipment manufacturer ("OEM"), international and field sales teams. The net revenues from the Computer
Telephony Product Group increased 48% to $7.1 million from $4.8 million in fiscal 1998. The growth in the computer telephony revenues accelerated late in the year, ending with a 96% increase in computer telephony revenues between the fourth quarter of fiscal 1998 and the fourth quarter of fiscal 1999. The growth in Computer Telephony Product Group revenues was principally attributable to increased sales of TeleVantage.

     TeleVantage received numerous "Best Of" awards including being named the #1 Product of the Year by CT Magazine in December 1998. The Company also added over 400 value added resellers (VAR's), national interconnects, international distributors and OEM/licensing partners. Artisoft announced strategic partnerships with WinStar, Affinity, ICG and Olivetti for sales and marketing of TeleVantage.

     The Company met its second objective of substantially improving the profitability of the Communications Software Group by continuing to implement expense reductions relative to the Communications Software Group and by developing its portfolio of communications and networking products. The Communications Software Group achieved operating profitability, with an operating profit exceeding $4.2 million. By completing restructuring actions commenced in 1997 and 1998, as described more fully below, Communications Software Group expenses decreased by 48% to $7.3 million from $14.2 million in fiscal 1998. While this expense reduction was implemented, net revenues from the Communications Software Group decreased by only 25% to $15.2 million in fiscal 1999 from $20.0 million in fiscal 1998. Most of the decrease is attributable to lower sales of the Company's LANtastic product line.

     In addition to bringing the Communications Software Group to profitability in fiscal 1999, the Company added to its Communications Software Group product portfolio with new software products: BizFax, a fax sharing software solution, and WinBeep, a paging software utility.

     In  fiscal  year  2000,  the  company   intends  to  further   pursue  the
reorganization and improvement of its Computer Telephony Products Group and Communications Software Product Group. The Company may explore a variety of strategic alternatives, including a spin-off of a product group, marketing or other strategic alliances, or other corporate or business transactions. There can be no assurance, however, that the Company will decide to pursue any such alternative or that any such alternative will be successfully completed. Certain risks associated with such transactions are discussed under "Risk Factors -- General -- Acquisitions and Divestitures" included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FISCAL 1998

     In fiscal 1998, Artisoft implemented a major business restructuring plan involving three key elements. First, the Company reduced operating expenses worldwide in order to bring the Company's cost structure to a level commensurate with its revenues and to preserve cash. Second, the Company increased revenues of new products and technologies in order to offset the continued decline of the Company's LANtastic products. Third, the Company reoriented its business development strategy transforming the Company into a computer telephony company. Finally, the Company introduced TeleVantage, the Company's software-based phone system, in March 1998.

     During fiscal 1998, the Company's revenues declined as the Company's LANtastic product line came under increased competitive pressures from the Microsoft operating systems, Windows 95, Windows 98 and Windows NT, with their built in networking capabilities. In response, the Company reduced its operating expenses. The Company's computer telephony and other communications and networking product revenues partially offset the decreasing revenues from LANtastic products. The Company also introduced several new products most notably TeleVantage, as part of the strategy to diversify its product portfolio. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussions of new product introductions.

     The Company took a series of restructuring actions in fiscal 1997 and 1998 in order to reduce the Company's cost structure to a level commensurate with the level and mix of its operating revenues. The restructuring actions taken during the 1997 and 1998 fiscal years included a reduction in work force affecting approximately 180 employees involved with LANtastic products at the Company's Tucson, Arizona facilities, the sale of the Company's Tucson land and building in connection with the Company's relocation to a smaller facility, and the closure of most of the Company's international sales and support offices, which were involved almost entirely with sales of LANtastic products. Partially as a result of these restructuring actions, the Company's sales and marketing, product development and general and administrative expenses declined to $20.2 million in fiscal 1998 from $38.9 million in fiscal 1997.

     In fiscal 1998, the Company took steps to reorient its business development strategy towards computer telephony products and released TeleVantage, which received numerous industry awards. In June 1998, the Company moved its principal executive offices to its computer telephony facilities in Cambridge, Massachusetts. In May 1998, the Company combined its communications software and remote computing groups, resulting in the closure of the Company's Iselin, New Jersey office and the transfer of certain functions to the Company's Tucson, Arizona facilities.

PRODUCTS AND SERVICES

     The Company currently is organized into two groups, each centered around the specific products and services being developed, marketed and sold. The Computer Telephony Group, which is located in Cambridge, Massachusetts, is responsible for the Company's computer telephony products, including TeleVantage and Visual Voice. The Communications Software Group, located in Tucson, Arizona (with a satellite development center in Boynton Beach, Florida), which is responsible for the Company's networking and communications software products, including the LANtastic product line, as well as its remote communication software products, including CoSession.

The Company currently holds registered trademarks on its LANtastic, Visual Voice and BizFax products in the United States Trademark and Patent Office. In addition, the Company currently has trademark applications pending approval on its i.Share, ModemShare, XtraMail, CoSession Remote and TeleVantage products.

Following is a description of the products and services offered by each group.

     COMPUTER TELEPHONY GROUP. The Computer Telephony ("CT") Group focuses on two objectives: first, to deliver CT software applications to small and medium sized businesses and corporate branch offices or departments; and second, to increase its leadership in the CT software development toolkit market.

     TeleVantage is a complete software based telephone system that is fully integrated with a LAN. The system provides PBX-like call control functionality including voicemail, auto attendant, call forwarding, phone directory and a number of other telephony technologies bundled into a single integrated solution. TeleVantage is designed to allow organizations to improve customer service, increase call productivity and significantly decrease the cost of maintaining their telephone systems.

     In December 1998, Artisoft released TeleVantage 2.1 which, in addition to the features offered in TeleVantage 2.0, offers: T1 support, DID (direct inward dial), enhanced queues, personal information manager (PIM) integration, IVR (inter-active voice response) toolkit support and telephony application programming interface (TAPI) service.

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

     In December 1998, Artisoft released Visual Voice Pro 5.0, which, in addition to the features offered in Visual Voice Pro 4.1, offers: voice over the internet (VoIP) capabilities, multi-chassis call bridge/conferencing support, enhanced network support and international telephone line support.

     COMMUNICATIONS SOFTWARE GROUP. The Communications Software Group offers a range of software products for the communication and networking needs of small businesses and workgroups. LANtastic is a peer to peer local area network (LAN) product designed to be powerful yet easy-to-use and able to support a variety of PC operating systems. Other Communications Software Group products include ModemShare 32, i.Share 3.0, CoSession Remote 32, BizFax and WinBeep.

     In June 1998, Artisoft released LANtastic 8.0 which is now compatible with Windows NT 4.0 and Windows 98. LANtastic 8.0 enables PCs on Windows NT 4.0, Windows 95/98, Windows 3.1 and DOS to share files, printers, applications, CD-ROMs, corporate resources (such as e-mail) and allows network administrators to manage and control multiple operating systems, protocols, applications and desktops.

     Artisoft's ModemShare 32 enables all networked PCs (Windows 98 through DOS) to share a single phone line and modem. ModemShare 32 is compatible with Windows NT, Windows 95 and supports both Class 1 and Class 2 modems.

     Artisoft's i.Share 3.0 enables up to 32 networked PC users to browse different web sites at the same time via one connection. This new version of i.Share supports Windows NT 4.0, Windows 98, the latest 32-bit browsers, internet e-mail software and user access control (i.Watch).

     Artisoft's BizFax is a client server network faxing application which enables users to send faxes from any Windows application and includes such features as broadcast faxing, the ability to track call costs and schedule fax transmission.

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

     Artisoft's WinBeep and WinBeep 32 enables users to send messages from their PC's to alphanumeric pagers or mobile PC's with pager cards. WinBeep 32 enables users to send full-text messages to pagers from any Windows 95/NT computer.

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

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company's products are considered part of two industry groups: computer telephony software and communications software. Information regarding these two industry segments is contained in Note 1, "Summary of Significant Accounting Policies" included in "Notes to Consolidated Financial Statements" included in "Item 8. Financial Statements and Supplementary Data." Information regarding domestic and international net sales and international assets are contained in
Note 13, "Domestic and International Operations," in "Notes to Consolidated Financial Statements" included in "Item 8. Financial Statements and Supplementary Data."

RAW MATERIALS, MANUFACTURING AND SUPPLIERS

     The principal materials and components used in the Company's software products include diskettes, user manuals, product display boxes and third-party product licenses. These are purchased directly from third-party vendors. The Company currently utilizes both internal and third-party contracted resources for the assembly, warehousing and fulfillment of its software products. Outside vendors perform in accordance with Company specifications and material quality is ensured prior to the assembly of the Company's products. Capacity shortages for components, assembly, warehousing and fulfillment are not anticipated due to multiple third party resources available for contract; however, if such shortages did occur, the Company's operating results could be materially impacted. The Company believes there are adequate supplies of and sources for the raw materials used in its software products and that multiple sources are available for CD and diskette duplication, manual printing and final packaging.

     The Company does not purchase integrated circuits, circuit boards and components for its printed circuit boards, but rather, purchases finished boards and other hardware products from third party manufacturers. Most components that are used in the Company's hardware products are readily available from a large number of both domestic and foreign equipment vendors. In addition, the Company believes there are adequate supplies of and sources for raw materials used in it products.

     The Company's TeleVantage product is designed to be operated on PCs of multiple manufacturers in conjunction with Intel (Dialogic) voice processing boards. The Company purchases hardware components from certain telephony hardware vendors, principally Intel (Dialogic) Corporation, for sale with its computer telephony software products. The functionality of the Company's telephony software products is dependent on the continued availability of hardware assemblies from Intel (Dialogic) Corporation.

     Future operating results could be adversely affected if the Company is unable to procure subcontracted assemblies for its products needed to meet anticipated customer demand. To date, customer returns of the Company's products for defective workmanship have not been material.

MARKETING, SALES AND DISTRIBUTION

     The Company's principal marketing strategy is to create reseller and end user demand for the Company's products and to use broad line distributors and volume purchasers to fulfill the reseller and end user demand. The Company's authorized resellers and distributors are selected for their sales ability, technical expertise, reputation and financial resources. The Company also sells direct to original equipment manufacturers, governmental units and end users. The Company's selling efforts have been assisted by positive product reviews, awards and recognition earned from personal computer and computer telephony publications.

     The Company's marketing programs have three objectives: first, to create brand name recognition of the Company and its products; second, to generate sales leads for its resellers and distributors; and third, to support the sales efforts of its resellers and distributors through sales tools and training. Marketing activities that address the first two objectives include frequent participation in industry trade shows and seminars, direct mail, advertising in major trade publications, executive participation in press briefings and industry seminars, sponsorship of seminars by the Company and on-going communication with the Company's end users. To train and support resellers and distributors, the Company provides mailings of product and technical updates, seminar material and corporate presentations. The Company's Computer Telephony Products Group offers a TeleVantage Partner Program which provides enhanced training, services and support to its Computer Telephony resellers and distributors. The Company's Communications Software Group offers Advantage and Premier reseller programs for U.S. resellers and distributors which provide increased training, services and support.

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

     The Company is exposed to its major distributors for price protection for list price reductions by the Company on its products held in such distributors' inventories. Large distributors are usually offered credit for the impact of a list price reduction on the expected revenue from the Company's products in the distributors' inventories at the time of the price reduction. Although the Company believes that it has provided an adequate allowance for price protection, there can be no assurance that the impact of actual list price reductions by the Company will not exceed the Company's allowance. Any price protection in excess of recorded allowances could result in a material adverse effect on net sales and operating results.

     Substantially all of the Company's revenue in each fiscal quarter results from orders booked in that quarter. A significant percentage of the Company's bookings and sales to major customers on a quarterly basis historically has occurred during the last month of the quarter and is usually concentrated in the latter half of that month. Orders placed by major customers are typically based upon the customers' forecasted sales level for Company products and inventory levels of Company products desired to be maintained by the major customers at the time of the orders. Major distribution customers may receive negotiated cash rebates, market development funds and extended credit terms from the Company for purchasing Company products, in accordance with industry practice. Changes in purchasing patterns by one or more of the Company's major customers related to customer forecasts of future sales of Company products, customer policies pertaining to desired inventory levels of Company products, negotiations of rebate and market development funds or in the ability of the Company to anticipate the mix of customer orders or to ship large quantities of products near the end of a fiscal quarter could result in material fluctuations in quarterly operating results. The Company believes that there is a trend among major distribution customers and volume purchasers to reduce their inventory levels of computer products, including the Company's products. This trend could have an adverse effect on the Company's operating results during the period or periods that such customers initiate such inventory reductions. The timing of new product announcements and introductions by the Company or significant product returns by major customers to the Company, could also result in material fluctuations in quarterly operating results. Expedited outsourcing of production and component parts to meet unanticipated demand could adversely affect gross margins.

     Sales channels are supported directly through a variety of programs designed to create demand for the products. The Company seeks to educate individuals and key decision makers in large corporations, independent software vendors and original equipment manufacturers about the uses for and benefits of its products. Programs include the following: (i) targeted direct mail campaigns; (ii) telemarketing and on-site sales visits; (iii) targeted worldwide advertising in industry magazines, mail order catalogs and the internet; (iv) public relations campaigns; and (v) custom-developed joint marketing programs with OEM customers. The Company's sales force specializes in educating corporate end users, original equipment manufacturers and independent software vendors about the Company's products. The Company's sales organization pursues prospects in their geographic areas, and the main focus is on OEM customers. In addition, direct sales to medium and large-sized corporations have historically made revenue contributions and continue to be a source of high profit revenue. Although not a major focus in the past, a highly focused end-user sales strategy, including electronic commerce and upgrade sales to existing users of OEM versions, is planned.

     The Company supports its products through fee and non-fee-based telephonic technical services, a world wide web site, bulletin board systems, CD-ROM databases and a fax-on-demand system.

     The Company's ability to compete is dependent upon the timely introduction of new products to the marketplace and the timely enhancement of existing products. Product development expenses totaled approximately $5.4 million, $7.1 million and $9.3 million in fiscal 1999, 1998 and 1997, respectively. The Company has not engaged in customer-sponsored research activities, but may do so in the future.

     The Company utilizes a sales, marketing and distribution strategy with respect to its Computer Telephony and Communications Software Groups as described below.

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

     The Company employs regional sales professionals to sell TeleVantage to qualified resellers. The resellers attend training sessions provided by the Company prior to being certified as TeleVantage resellers. The Company also partners with several computer telephony distributors to generate product awareness within the VAR and end user community.

     The Company currently uses multiple distribution channels to deliver its communications and networking products worldwide, including software distributors and dealers, value added resellers, systems integrators, original equipment manufacturers, direct telemarketing, and direct mail. The primary business model for the remote control products, however, includes the licensing of CoSession Remote and ConfigSafe technology through original equipment manufacturer (OEM) agreements and volume license agreements that are sold direct to manufacturers.

     The Company works with its distributors and mail order partners to ensure that an adequate supply of TeleVantage, LANtastic, ModemShare, i.Share, CoSession Remote and other communications software products is available to its end users. Coordination for all sales outside of the U.S. is handled from either the Company's offices in Cambridge or Tucson. The Company maintains distribution relationships in Europe, Latin America, Canada, Australia/New Zealand, Japan and Southeast Asia. The Company maintains a presence in Asia through a partnership with Core, Ltd., an engineering and development organization based in Japan. Core has translated CoSession Remote into Japanese and is currently selling the product at retail along with i.Share. They are also selling localized versions of CoSession Remote, ConfigSafe and i.Share in China and South Korea. Core maintains a relationship with International Business Machines Japan, the product group's largest customer in Asia. Core is also well positioned to bring the product into other major OEM accounts. The Company believes translated versions of CoSession and ConfigSafe will continue to be sold in Japan, China and Korea.

SEASONALITY

     Typically, the personal computer industry experiences some seasonal variations in demand, with weaker sales in the summer months because of customers' vacations and planned shutdowns. This seasonality is especially noted in Europe.

COMPETITION

     GENERAL. The industry is highly competitive and is characterized by rapidly changing technology and evolving industry standards. Competition is usually based upon brand recognition, scalability of products offered by a vendor, current and future perceived needs of customers, product features, ease of installation and maintenance, reliability of the software, price and product availability through consultant, reseller and retail channels.

     COMPUTER TELEPHONY. The Company's TeleVantage software based phone system principally competes with proprietary PBXs and Key System Units offered by companies such as Nortel, Cisco Systems, and Lucent Technologies. While the Company believes that its TeleVantage software offers superior functionality and value than these products, there can be no assurances that these providers will not choose to develop their own software based phone systems. In addition, TeleVantage competes with other software based phone systems provided by InterActive Intelligence, Altigen, NetPhone, Picazo and Com2001. Certain of the Company's competitors have entered into non-exclusive marketing and other partnerships with certain PC manufacturers, software companies or telephony hardware providers. While the company believes that its TeleVantage software offers greater functionality and ease of use than these products, these competitors may adversely affect the Company's sales of TeleVantage.

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

     In particular, the Company's NOS products compete against Microsoft's Windows desktop operating systems, including Windows 95/98, which includes peer-to-peer networking capabilities as well as a group scheduler and electronic mail features and Microsoft Windows NT network server. The Company believes that the viability of Microsoft's products has and will continue to negatively impact the Company's Communications Software Group net sales and income from continuing operations. The Microsoft Windows NT 4.0 network server product is faster than previous versions and easier to use, with a Windows 98-like interface. It also ships with all of the tools necessary to create and manage Internet or Intranet services and includes Internet browsing capabilities with the inclusion of Microsoft Explorer 3.0.

     There can be no assurance that the Company's NOS products will be able to compete successfully with other NOS products offered presently or in the future by Microsoft, Novell or other NOS competitors. Given the greater resources, higher brand name recognition and other substantial advantages enjoyed by these competitors, it is extremely likely that the Company's NOS business will continue to decline in fiscal year 2000. Accordingly, the future success of the Company will depend on its ability to expand its other communications and computer telephony products and activities much faster than the rate at which its opportunities and prospects in the NOS arena decline. In particular, the Company's ability to grow its computer telephony product line sales will be a substantial determinate of future revenue levels.

     The Company's remote control software, CoSession Remote, competes directly with product offerings from Symantec, Microcom, Compaq and Microsoft. Microsoft distributes its Net Meeting remote communication software as a free component in certain of its operating systems.

     The majority of the Company's sales of its remote control software, CoSession Remote and ConfigSafe, are to a single customer, International Business Machines (IBM). Consequently, the Company's ability to generate revenues from these products is dependent upon the continuation of its OEM relationship with IBM.

     Artisoft's system recovery utility, ConfigSafe, is licensed from a third party. This licensing arrangement is scheduled to terminate in the second quarter of fiscal 2000. The Company plans to introduce an alternative system recovery product obtained from other sources. However, there can be no assurance that the Company will be able to obtain such an alternative product or to do so on a timely basis. The failure to do so may have an adverse impact on the Company's communications software product revenues in fiscal 2000.

INTERNATIONAL BUSINESS

     The Company markets and sells its products in international as well as domestic markets. In fiscal 1999, 1998 and 1997, international sales accounted for 19%, 25% and 27%, respectively, of the Company's net sales. Less than 1% of the Company's assets were deployed to support the Company's international business at the end of fiscal 1999 and 1998. The decline in international net sales during the fiscal years 1999 and 1998 was principally the result of lower demand for the Company's Communications Software Group products (especially in Europe and Latin America). The closure of the Company's international sales offices in fiscal years 1998 and 1997 also contributed to the decline. Increases in international sales of the Company's computer telephony products partially offset the aforementioned decline.

     The Company's international sales historically have consisted almost entirely of Communications Software Group products, principally the Company's LANtastic products. In recent years, the Company has begun to market its CoSession and i.Share products in Asian markets.

     During  fiscal  1999,  the  Company   established   several   international
distributor relationships for its Computer Telephony products, and therefore, computer telephony international sales should increase in fiscal 2000.

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

SIGNIFICANT CUSTOMERS

     The Company sells its products through a variety of channels of distribution, including distributors, volume purchasers, resellers and original equipment manufacturers. In fiscal 1999, one customer (IBM) accounted for 15% of the Company's annual net sales. In fiscal 1998, one customer (IBM) accounted for 10% of the Company's annual net sales. No customers accounted for more than 10% of the Company's net sales in fiscal 1997. At June 30, 1999, IBM and Ingram
Micro, Inc. accounted for approximately 14% and 10%, respectively, of the Company's outstanding trade accounts receivable. At June 30, 1998, Ingram Micro, Inc. and IBM accounted for approximately 16% and 13%, respectively, of the Company's outstanding trade accounts receivable. The loss of any of the major distributors or OEM's or their failure to pay the Company for products purchased from the Company could have an adverse effect on the Company's operating results. The Company's standard credit terms are net 30 days, although longer terms are provided to various major customers on a negotiated basis from time to time.

BACKLOG

     Substantially all of the Company's revenue in each quarter results from orders booked in that quarter. Accordingly, the Company does not believe that its backlog at any particular point is indicative of future sales. The Company's backlog of orders at June 30, 1999 was approximately $47,000, compared with approximately $59,000 at June 30, 1998.

PROPRIETARY RIGHTS AND LICENSES

     The Company currently relies on a combination of trade secret, copyright, trademark and patent laws, nondisclosure and other contractual agreements and other technical measures to establish and protect its proprietary rights in its products and to protect its technologies from appropriation by others. Despite these precautions, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information the Company regards as proprietary. In addition, it may be possible for others to develop products using technologies similar to the Company's but which do not infringe upon the Company's proprietary rights.

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

     From time to time, the Company has received and may in the future receive communications from third parties asserting that the Company's trade names or that features, content, or trademarks of certain of the Company's products infringe upon intellectual property rights held by such third parties. As the number of trademarks, patents, copyrights and other intellectual property rights in the Company's industry increases, and as the coverage of these patents and rights and the functionality of products in the market further overlap, the Company believes that products based on its technology may increasingly become the subject of infringement claims. Such claims could have an adverse affect on the Company and may also require the Company to obtain one or more licenses from third parties. There can be no assurance that the Company would be able to obtain any such required licenses upon reasonable terms, if at all, and the failure by the Company to obtain such licenses could have an adverse effect on its business, results of operations and financial condition. If the Company were able to obtain such licenses, the licensing costs could materially effect the Company's future financial results. In addition, the Company licenses technology on a non-exclusive basis from several companies for inclusion in its products and anticipates that it will continue to do so in the future. The inability of the Company to continue to license these technologies or to license other necessary technologies for inclusion in its products, or substantial increases in royalty payments under these third party licenses, could have an adverse effect on its business, results of operations and financial condition.

     Litigation or threatened litigation in the software development industry has increasingly been used as a competitive tactic both by established companies seeking to protect their existing position in the market and by emerging companies attempting to gain access to the market. If the Company is required to defend itself against a claim, whether or not meritorious, the Company could be forced to incur substantial expense and diversion of management attention, and may encounter market confusion and reluctance of customers to purchase the Company's software products. Such litigation, if determined adversely to the Company, could have an adverse effect on its business, results of operations and financial condition.

     In the course of its product development efforts, the Company periodically identifies certain technologies owned by others that either would be useful to incorporate into its products or are necessary in order to remain competitive in light of industry trends. In these cases the Company has in the past sought to obtain licenses of such third-party technologies. The Company expects that it will continue to find it desirable or necessary to obtain additional technology licenses from others, but there can be no assurance that any particular license will be available at all, or on acceptable terms, at any future time. The royalties paid on future licensing arrangements may materially impact the Company's operating results.

     The Company pays royalties to imagine LAN, Inso Corporation, AT&T Corporation, Digital Equipment Corporation, Learnout & Hauspie Speech Products and International Business Machines for its use of certain licensed technologies. The licensing by these entities of their products or brand name to competitors of the Company, or the withdrawal or termination of licensing rights to the Company's technologies, could have an adverse affect on the Company's sale of products incorporating such licensed technologies to original equipment manufacturers and the Company's results of operations as a whole.

ENVIRONMENTAL LAWS

     Compliance with federal, state and local laws and regulations for the protection of the environment has not had a material impact on the Company's capital expenditures, operations or competitive position. Although the Company does not anticipate any adverse impact in the future based on the nature of its operations and the scope of current environmental laws and regulations, no assurance can be provided that such laws or regulations or future laws or regulations enacted to protect the environment will not have a material adverse impact on the Company.

EMPLOYEES

     As of June 30, 1999, the Company had 154 full-time employees, including approximately 69 in sales, marketing and customer support, 48 in engineering and product development, 19 in operations and 18 in administration. The future success of the Company will depend in large part on its continued ability to attract and retain highly skilled and qualified personnel. Competition for such personnel is intense. The Company has severance and change in control agreements with most of its executive officers and noncompetition and nondisclosure agreements with substantially all of its professional employees and executive officers. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes that its relations with its employees are good.

UNCERTAINTIES IN THE COMPANY'S BUSINESS

     In addition to the factors described above that could adversely affect the Company's business and results of operations, and, therefore, the market valuation of its Common Stock, the Company's future results of operations may be impacted by various trends and uncertainties that are beyond the Company's control, including adverse changes in general economic conditions, government regulations and foreign currency fluctuations. Certain of these trends and uncertainties are discussed in detail under "Risk Factors" included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     In addition, various characteristics of the software industry may adversely affect the Company. As products become more complex, the Company could experience delays in product development and software "debugging" that are common in the software industry. Significant delays in product development and release would adversely affect the Company's results of operations. There can be no assurance that the Company will respond effectively to technological changes or new product announcements by other companies or that the Company's product development efforts will be successful. Furthermore, introduction of new products by the Company involves substantial marketing risks because of the possibility of product "bugs" or performance problems, in which event the Company could experience significant product returns, warranty expenses and lower sales

     The OEM marketplace is highly competitive, with a large number of vendors vying for a limited amount of "preload" dollars. Although the Company maintains good relationships with OEM customers on many levels, cost pressures and competitive products are persistent threats to the business. Certain of the Company's OEM relationships require the scheduled delivery of product revisions and new products. The failure to adhere to agreed-upon product delivery schedules could result in the termination of key relationships with major manufacturers, which could have an adverse impact on revenues and earnings.

     The software industry is highly competitive. In addition, the Company must develop and maintain channels for the distribution of its products other than through OEM's. These channels include distributors and value added resellers. These distribution channels are highly competitive, with a large number of vendors seeking to be promoted by and sold through these channels. In many cases it is important that the Company successfully train persons involved in distribution channels with respect to the Company's products and services. There are a number of companies that currently compete directly with the Company's computer telephony and PC remote control products. Many of these companies, including Lucent Technologies, Cisco Systems, Symantec, Novell, Microsoft and others have substantially greater resources and name recognition than the Company. Accordingly, there can be no assurance that the Company's current products will continue to generate revenues and earnings at current levels or that the Company will be able to effectively develop and launch new competitive products in the future.

     The Company's communications software products, including its LANtastic product line, compete with Microsoft, Novell and other companies which have greater resources than the Company. Competition with Microsoft has had a material adverse affect on the sales of the Company's LANtastic product line. The Company expects this adverse effect to continue. In addition, the Company's operating results may be adversely affected in other regards in the future if Microsoft or other companies include in their operating systems or other products features which compete directly with the Company's other products.

     As a result, past performance trends by the Company should not be used by investors in predicting or anticipating future results. The market price of the Company's common stock has been, and may continue to be, extremely volatile. Factors identified herein, along with other factors that may arise in the future, quarterly fluctuations in the Company's operating results and general conditions or perceptions of securities analysts relating to the computer telephony, networking and data communications marketplace or to the Company specifically may have a significant impact on the market price of the Company's Common stock and could cause substantial market price fluctuations over short periods. See also "Item 7. Management's Discussion and Analysis of Financial
Condition  and  Results  of  Operations",  including  the  discussion  of  "Risk
Factors."

RIGHTS PLAN

     During fiscal 1995, the Board of Directors of the Company adopted a shareholder rights plan (the "Rights Plan") which is intended to protect and maximize the value of shareholders' interest in the Company and to assure that all Company shareholders will receive fair and equal treatment in the event of any unsolicited attempt to acquire the Company. The Rights Plan will not and is not intended to prevent a takeover of the Company on terms that are fair to, and in the best interests of, all shareholders. See "Note 8 of Notes to Consolidated Financial Statements" under "Item 8. Financial Statements and Supplementary Data."

ITEM 2. PROPERTIES.

     The Company leases property as detailed in the following table.

                                                        LEASE
                             APPROXIMATE   OWNED OR   EXPIRATION     INTENDED
       LOCATION                 SIZE        LEASED       DATE          USE
       --------              -----------   --------   ----------     --------
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

     Aggregate monthly rental payments for the Company's facilities are approximately $89,000. The Company's current facilities are generally adequate for anticipated needs over the next 12 to 24 months. The Company does not own any real property.

ITEM 3. LEGAL PROCEEDINGS

     The Company is a party to a number of legal proceedings arising in the ordinary course of its business. The Company believes that the ultimate resolution of these proceedings will not have a material adverse effect on its financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information concerning the executive officers of the Company as of June 30, 1999:

    NAME                     AGE     POSITION
    ----                     ---     --------
    T. Paul Thomas           39      President and Chief Executive Officer

    Steven G. Manson         40      Senior Vice President and General Manager-
                                     Computer Telephony Products Group

    Christopher H. Brookins  35      Vice President and Chief Technology Officer

    Scott S. Moule           33      Vice President and General Manager-
                                     Communications Software Group

    Julie M. Ronstadt        37      Vice President, Worldwide Operations and
                                     Administration

    Sheldon M. Schenkler     48      Vice President and Chief Financial Officer

    Kirk D. Mayes            31      Controller

     Mr. Thomas joined Artisoft in June 1997 as President of the Communications Software Group and was later named President and Chief Operating Officer of the Company. In October 1998, Mr. Thomas was named Chief Executive Officer. Mr. Thomas joined Artisoft from Sunquest Information Systems where he was Senior Vice President of Marketing. Earlier in his career, Mr. Thomas held the position of Vice President of Marketing for Artisoft, as well as other senior level positions with Apple Computer, Compaq Computer and MicroAge, Inc.

     Mr. Manson joined Artisoft in October 1996 as Vice President of Product Management-Computer Telephony Division. In October 1997, Mr. Manson was named Vice President and General Manager of the Computer Telephony Products Group. In October 1998, Mr. Manson was named Senior Vice President and General Manager of the Computer Telephony Products Group. Mr. Manson joined Artisoft from Gensym Corporation where he was Director of Corporate Marketing. Earlier in his career, Mr. Manson held other senior level marketing positions at Cadre Technologies, Inc., and Prime Computer, Inc.

     Mr. Brookins joined Artisoft in February 1996 as Vice President of Development-Computer Telephony Division upon the acquisition of Stylus Innovation by Artisoft. In June 1999, Mr. Brookins was named Chief Technology Officer. Prior to joining Artisoft, Mr. Brookins served as Vice President of Development at Stylus Innovation from March 1993 to February 1996. Mr. Brookins has also held a senior management position at Easel Corporation.

     Mr. Moule joined Artisoft in November 1995. In August 1998, Mr. Moule was named the Vice President and General Manager of the Company's Communications Software Group. Mr. Moule had previously served as the Director of Product Development for the Company's Remote Control Products Group. Before joining Artisoft, Mr. Moule provided consulting and engineering support to Triton Technologies from 1992-1995. Mr. Moule has also held other management positions at EDS and Southern Bell.

     Ms. Ronstadt joined Artisoft in July 1994 as Senior Planner. In December 1994, Ms. Ronstadt was named Director of Materials and in October 1996 Director of Operations. In April 1998, Ms. Ronstadt was named Vice President of Worldwide Operations and Administration. Ms. Ronstadt joined Artisoft after ten years with Allied Signal Aerospace where she served in various management positions.

     Mr. Schenkler joined Artisoft as Vice President and Chief Financial Officer in September 1998. Before joining Artisoft, Mr. Schenkler served as Vice President and Chief Financial Officer at Cambex Corporation from 1988 to 1998. Prior to joining Cambex, Mr. Schenkler held senior financial management positions at Instron Corporation and Evans Products Company.

     Mr. Mayes joined Artisoft in November 1994. In April 1996, Mr. Mayes was named Assistant Corporate Controller and in June 1997 Corporate Controller. Mr. Mayes joined Artisoft from Arthur Andersen LLP where he had worked from 1991 to 1994.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The principal market for Artisoft common stock is The Nasdaq Stock Market. Market information and related shareholder matters are contained in "Securities Information" on the inside back cover of the Artisoft, Inc. 1999 Annual Report to Shareholders, and are incorporated herein by reference. On June 30, 1999, the Company's Common Stock was held by approximately 332 shareholders of record.

     The Company currently intends to retain future earnings to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

                         ARTISOFT, INC. AND SUBSIDIARIES
                      SELECTED CONSOLIDATED FINANCIAL DATA
                    (in thousands, except per share amounts)

                                                                    YEARS ENDED JUNE 30,
                                                ----------------------------------------------------
                                                  1999       1998       1997        1996        1995
                                                  ----       ----       ----        ----        ----
STATEMENTS OF OPERATIONS DATA

Net sales                                       $22,304    $24,793    $ 33,409    $ 60,972    $84,243
Operating loss                                   (2,586)    (4,375)    (29,124)    (24,838)    (9,832)
Net loss                                         (1,762)    (2,913)    (28,425)    (18,328)    (5,848)
Net loss per common share-basic and diluted     $  (.12)   $  (.20)   $  (1.96)   $  (1.27)   $  (.41)
Weighted average common shares outstanding       14,720     14,554      14,529      14,463     14,315

                                                                     AS OF JUNE 30,
                                                ---------------------------------------------------
                                                  1999       1998       1997       1996       1995
                                                  ----       ----       ----       ----       ----
BALANCE SHEET DATA

Working capital                                 $16,046    $17,538    $ 17,747    $37,917    $56,324
Total assets                                     22,558     25,508      35,371     57,712     77,807
Long-term obligations, net of
  current portion                                    --        289         714         96         --
Shareholders' equity                             18,574     19,951      22,604     50,981     68,245

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     During fiscal 1999 the Company continued to focus the majority of its resources on its Computer Telephony Products Group. The Company increased its investment by strengthening its sales, marketing and support infrastructure for its telephony products (especially TeleVantage). The Company also increased its telephony research and development personnel headcount in advance of the release of future versions of its flagship telephony product, TeleVantage. In addition, the Company also continued to build upon and invest in its telephony distribution and value added reseller network.

     During fiscal 1999, the Company's Communications Software Group product lines experienced continued competitive pressures from major software manufacturers. These market conditions had a negative effect on the sales levels of the Company's LANtastic NOS product line. Although the rate of decline in sales of the Company's LANtastic NOS products was significantly less than in recent years, the Company's overall net sales in fiscal 1999 declined from fiscal 1998 as a result of these competitive pressures. Revenues from the Company's Computer Telephony Group (Visual Voice and TeleVantage) product lines partially offset the LANtastic NOS product revenue declines.

     In response to the reduced demand for its LANtastic NOS product line, the Company dedicated fewer of its internal resources toward the sale, support, marketing and development of the LANtastic NOS product line than in recent years. The Communications Software Group restructuring actions effected during fiscal year 1998 brought the Company's Communications Software Group cost structure in line with fiscal 1999 revenues resulting in significantly improved operating results as compared to fiscal 1997 and 1998. These restructuring actions included the closure of the Company's Iselin, New Jersey office, the closure of the Company's United Kingdom sales and support office and the termination of 23 Communications Software Group employees.

     In December 1998, Artisoft released TeleVantage 2.1, which is an upgrade to its original TeleVantage product released in March 1998. TeleVantage is an intelligent software based phone system designed for small- to medium-sized businesses and branch offices. TeleVantage was awarded Best of Show at CT Expo in March 1998 and March 1999 and has received favorable trade reviews following its release, including CTI Magazine Editors Choice in September 1998 and the 1998 Editors' Choice Award given by Telemarketing & Call Center Solutions Magazine. TeleVantage was also awarded Best of CTI Expo 1999 in Washington, D.C. TeleVantage has received numerous other editors choice awards since its release in March 1998.

     In September 1998, the Company moved its principal executive offices to the facilities of its Computer Telephony Group in Cambridge, Massachusetts. The Company has made, and plans to continue to make, additional investments in sales, marketing and development in order to build awareness, market and channels for its computer telephony products.

NEW PRODUCTS

     COMPUTER TELEPHONY PRODUCTS. As of June 30, 1999, the Company's computer telephony products included TeleVantage 2.1, Visual Voice Pro 5.0, Visual Voice for TAPI 2.1, Visual Fax 2.1, Visual Dialogic Fax 2.1, Visual Text-to-Speech 2.2, Visual Voice Recognition 2.1 and Visual Advanced Switching 2.1.

     In August 1998, Artisoft released TeleVantage 2.0 which, in addition to the features offered in TeleVantage 1.0, offered: group call distribution, international support, expanded scalability to 48 trunks and 144 extensions, Centrex and PBX support, remote call screening, audio import and export, voice mail/Email synchronization, automatic hold feature, voice title playback and capture, automatic callback, standardized call waiting functions, selected trunk access and auto attendant bypass.

     In December 1998, Artisoft released TeleVantage 2.1 which in addition to the features offered in TeleVantage 2.0, offers: T1 support, direct inward dial
(DID), enhanced queues, personal information manager (PIM) integration, inter-active voice response (IVR) toolkit support and provides telephony application programming interface (TAPI) service.

     In December 1998, Artisoft released Visual Voice Pro 5.0 which in addition to the features offered in Visual Voice Pro 4.1, offers: voice over the internet
(VoIP) capabilities, multi-chassis call bridge/conferencing support, enhanced network support and international telephone line support.

     In March 1999, Artisoft released Visual Dialogic Fax 2.1 which adds advanced fax capability to Visual Voice Pro 5.0, Visual Text-to-Speech 2.2 which adds speech synthesis to Visual Voice Pro 5.0, Visual Voice Recognition 2.1 which adds speech recognition capability to Visual Voice Pro 5.0 and Visual Advanced Switching 2.1 which allows users of Visual Voice Pro 5.0 to build sophisticated switching applications.

     COMMUNICATIONS SOFTWARE PRODUCTS. As of June 30, 1999, the Company's communications software products included LANtastic 8.0, POSConnect 1.0, i.Share 3.0, ModemShare 32, XtraMail 1.2, CoSession Remote 32 8.11, BizFax 1.1, i.Share KoJack, ExtremeMail 1.2, WinBeep, WinBeep 32, Alfie 3.08 and Windows Messaging for Microsoft Exchange Server (WMX).

     In August 1998, Artisoft released i.Share 3.0 providing national language support for French, Italian, German and Spanish.

     In October 1998, Artisoft released POSConnect 1.0, a network for point-of sale systems, which allows users to build networks connecting Windows NT 4.0, Windows 95/98, Windows 3.x and DOS computers. POSConnect has remote booting capabilities that start up the diskless workstations that control cash registers, terminals and other devices in the point of sale environment.

     In December 1998, Artisoft released BizFax 1.0, a client server network faxing application that allows users to send faxes from any Windows application and includes such features as broadcast faxing, the ability to track call costs and scheduled fax transmission.

     In March 1999, Artisoft released i.Share KoJack, is a home phone line network starter kit that allows home users to network two PC's through existing phone wires and share an internet connection. The i.Share KoJack Starter Kit combines a two -user version of Artisoft's i.Share Internet sharing software with the hardware needed to link two PC's.

     In April 1999, Artisoft acquired WinBeep, WinBeep 32, Alfie 3.08 and Windows Messaging for Microsoft Exchange Server (WMX) from Integra Technologies (a wholly owned subsidiary of IKON Office Solutions). WinBeep allows users to send messages from their PC's to alphanumeric pagers or mobile PC's with pager cards. WinBeep 32 allows users to send full-text messages to pagers from any Windows 95/NT computer. Windows Messaging for Microsoft Exchange Server (WMX) allows users to send e-mail to any paging device.

     In  June  1999,   Artisoft  released  an  updated  version  of  BizFax  and
ExtremeMail 1.2. ExtremeMail 1.2 is a New Zealand version of XtraMail 1.2.

NET SALES

     Net sales for the Company's Computer Telephony Product Group increased 48% to $7.1 million for the fiscal year ended June 30, 1999 from $4.8 million for fiscal 1998. The increase in net sales was principally due to increased sales of the Computer Telephony Product Group's TeleVantage and Visual Voice products. Net sales for the Company's Computer Telephony Group were materially unchanged between fiscal 1998 and fiscal 1997.

     Net sales for the Company's Communications Software Product Group decreased 24% to $15.2 million for the fiscal year ended June 30, 1999 from $20.0 million for fiscal 1998. The decrease in net sales was principally the result of a continued decline in the sales volume of the Communications Software Group's LANtastic NOS products. Net sales for the Company's Communications Software Group decreased 30% to $20.0 million for the fiscal year ended June 30, 1998 from $28.7 million for fiscal 1997. The decrease in net sales was principally the result of the aforementioned decline in the sales of LANtastic.

     The Company's overall net sales decreased 10% to $22.3 million for the fiscal year ended June 30, 1999 from $24.8 million for fiscal 1998 principally due to a continued decline in the sales volume of the Company's LANtastic NOS products. Management believes that the principal reason for the decline was the impact of Microsoft's Windows 95/98 and Windows NT operating systems on the small business networking market.

     The Company acquired the WinBeep product line from IKON Office Solutions in April 1999. During fiscal 1999, WinBeep did not make a material contribution to consolidated net sales. For the fiscal years ended June 30, 1999 and 1998, net sales of the communications software products (excluding LANtastic) comprised approximately 36% and 41%, respectively, of consolidated net sales.

     The Company's net sales decreased 26% to $24.8 million for fiscal 1998 from $33.4 million for fiscal 1997. The overall decrease in net sales was principally due to an approximate 33% decline in sales of the Company's LANtastic NOS products. These sales declines were partially offset by increased sales of the Company's communications products (excluding LANtastic) and telephony products. The year-over-year declines were across all worldwide direct and indirect channels of distribution.

     The Company distributes its products internationally and tracks sales by major geographic area. Non-U.S. sales represented 19%, 25% and 27% of net sales for fiscal 1999, 1998 and 1997, respectively. International sales decreased 32% to $4.2 million in fiscal 1999 from $6.2 million in fiscal 1998 which was a decrease of 30% from $8.9 million in fiscal 1997. A majority of the Company's international sales during fiscal 1999, 1998 and 1997 were comprised of LANtastic and other communications software products. Management believes that the reasons for the declines in international sales are the same as those for declines in overall sales.

GROSS PROFIT

     The Company's gross profit was $15.4 million, $18.3 million and $21.1 million in fiscal 1999, 1998 and 1997, respectively, or 69%, 74% and 63% of net sales, respectively. The decrease in gross profit percentage for fiscal 1999 was due to a shift in product mix. Specifically, sales of the Company's lower margin Visual Voice hardware products and sales of the Company's lower margin TeleVantage Not For Resale kits (NFR's) associated with the Company's increasing expenditures on in its TeleVantage reseller channel increased as a percentage of total net sales. Also contributing to the decline in gross profit percentage was increases in royalty expenses on ConfigSafe Support Edition sales. The increase in the gross profit percentage for fiscal 1998 as compared to fiscal 1997 is principally the result of higher sales levels of the Company's higher margin CoSession, i.Share and ModemShare products. The decrease in gross profit dollars was the result of progressively lower sales in each of fiscal 1999, 1998 and 1997. Gross profit may fluctuate on a quarterly basis because of product mix, pricing actions and changes in sales and inventory allowances.

SALES AND MARKETING

     Sales and marketing expenses were $8.8 million, $10.0 million and $23.4 million for fiscal 1999, 1998 and 1997, respectively, representing 39%, 41% and 70% of net sales, respectively. The decrease in sales and marketing expenses as both a percentage of net sales and in aggregate dollars for fiscal 1999 and 1998 is principally due to a significant decrease in the Company's Communications Software Group sales and marketing staffing levels. These decreases were offset somewhat by increased expenditures on the sales and marketing infrastructure in the Company's Computer Telephony Products Group.

PRODUCT DEVELOPMENT

     Product development expenses were $5.4 million, $7.1 million and $9.3 million for fiscal 1999, 1998 and 1997, respectively, representing 24%, 28% and 28% of net sales, respectively. The decrease in aggregate product development expenses for fiscal 1999 and 1998 is principally attributable to the reduction in development staffing levels associated with the Company's LANtastic NOS product line, partially offset by the addition of product development resources in the Company's Computer Telephony Group. The addition of new development personnel to the Computer Telephony Group in fiscal 1999 was required to meet planned future product introduction timetables. The Company believes the introduction of new products to the market in a timely manner is critical to its future success.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $3.9 million, $3.1 million and $6.3 million for fiscal 1999, 1998 and 1997 respectively, representing 17%, 13% and 19% of net sales, respectively. The increase in both the aggregate general and administrative costs and the increase in general and administrative costs as a percentage of net sales in fiscal 1999 compared to fiscal 1998 is principally the result of additional occupancy costs incurred subsequent to the expansion of the Company's Cambridge, Massachusetts-based headquarters, the addition of certain executive administrative personnel and increased depreciation expense on the Company's fixed assets in its Cambridge, Massachusetts headquarters. The decrease in general and administrative costs in both aggregate dollars and as a percentage of net sales in fiscal 1998 compared to fiscal 1997 is due to cost efficiencies achieved in August 1997 associated with certain administrative personnel reductions. These efficiencies and reductions commenced with the Company's adoption of a restructuring plan in June 1997 which included the sale of the Company's Tucson, Arizona headquarters in July 1997, the subsequent relocation of the Company's Tucson operations to a smaller, less costly facility in October 1997 and personnel reductions.

WRITE OFF OF ABANDONED TECHNOLOGY

     Subsequent to the acquisition of Stylus Innovation in fiscal year 1996, the Company recorded a charge to operations during the fourth quarter of fiscal 1998 totaling $393,000. These charges related to the cost to purchase certain technologies in which development efforts were abandoned in fiscal 1998 and hold no future realizable value to the Company.

RESTRUCTURING COSTS

     Restructuring costs in the accompanying consolidated statement of operations for fiscal 1999 are comprised solely of a reversal of approximately $77,000 in excess restructuring costs accrued at June 30, 1998. The Company completed the restructuring of its Communications Software Group during fiscal 1999 and identified this excess of the $2.0 million charge recorded in fiscal 1998. The Company does not anticipate any future need for these restructuring accruals.

     Restructuring costs in the accompanying consolidated statement of operations for fiscal 1998 include the costs associated with the involuntary employee termination benefits of certain Communications Software Group personnel and the costs associated with the closure of the Company's Iselin, New Jersey, United Kingdom and Japanese Communications Software Group sales offices. Employee termination benefits include severance, wage continuation, notice pay and other benefits. Office closure costs include costs of premise and other lease terminations, losses on disposal of furniture and equipment and legal and other professional fees.

     The June 1998 restructuring actions were made in response to a continued decline in sales of the Company's LANtastic NOS products (especially internationally), and the necessity to bring the cost structure of the Communications Software Group to a level commensurate with the current and anticipated future revenues from these products. The restructuring action included a workforce reduction at the Company's Tucson, Arizona facility, a consolidation of the Company's Remote Control Group into the Communications Software Group and associated staffing reductions in Iselin, New Jersey. The Company also closed its United Kingdom office.

     Accrued restructuring costs in the accompanying June 30, 1998 consolidated balance sheet are principally comprised of accrued employee termination benefits of approximately $900,000 and expected costs to be incurred in connection with the closure of the Company's Communication Software Group sales and support offices in Japan, the United Kingdom and Iselin, New Jersey.

     The restructuring costs in the accompanying consolidated statement of operations for fiscal 1997 include the costs of involuntary employee termination benefits, international sales and support office closures and related costs associated with the restructuring actions effected during that fiscal year. International sales and support office closures and related costs include costs of premise and other lease terminations, losses on disposal of furniture and equipment, legal and other professional fees, and an increase in the allowance for bad debts resulting from the decision to reduce the number of international distributors, particularly in Europe. Other costs associated with the restructuring actions include an impairment loss on the expected disposition of excess computers and other equipment resulting from the significant reduction in workforce at the Company's corporate headquarters in Tucson, Arizona and lease termination costs for certain Tucson, Arizona facilities.

     The fiscal 1997 restructuring actions were made in response to substantially declining sales, principally LANtastic NOS products, and the attendant necessity to reduce the Company's cost structure to a level commensurate with the level and mix of operating revenues. The restructuring actions taken during fiscal 1997 included a reduction in workforce affecting approximately 160 employees at the Company's corporate headquarters location in Tucson, Arizona and the closure of all international sales and support offices with the exception of the United Kingdom and Japan.

     Accrued restructuring costs in the accompanying June 30, 1997 consolidated balance sheet are principally comprised of accrued employee termination benefits of approximately $4.2 million and expected costs to be incurred in connection with the closure of the international sales and support offices.

OTHER INCOME (EXPENSE)

     Other income (expense), net, was $.8 million, $1.7 million and $.7 million for fiscal 1999, 1998 and 1997, respectively. Fiscal 1998 includes the recognition of a $1.3 million gain on the sale of the Company's Tucson, Arizona headquarters in October 1997.

INCOME TAX EXPENSE

     The effective tax rates for the Company were 0%, 6%, and 0% for fiscal 1999, 1998 and 1997, respectively. For fiscal 1998, $156,000 of income tax expense was recorded related to certain income taxes payable by the Company's former Dutch subsidiary and branch. For fiscal 1997, essentially no income tax benefit was recognized as the Company established a valuation allowance in fiscal 1997 equal to its entire net deferred tax asset balance. In the assessment of the recognition of a valuation allowance, the Company considered the operating losses experienced during the Company's transition from a company with primarily a hardware orientation focused solely on small business networking to a software company with diversified technology and product portfolios, the expected future impact of the restructuring actions effected during the fiscal year, the uncertainty in estimating the magnitude and timing of the revenue contribution from products expected to be released over the next several quarters and the expiration dates of state net operating loss carryforwards. No income tax benefit was recognized for fiscal years 1998 or 1999, as the Company has fully utilized all federal net operating loss carryback potential.

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

     Commencing in 1997, the Company initiated a comprehensive review of its core information technology systems, non-information technology systems, computer hardware and software products sold by the Company, and computer hardware and software products and components and other equipment supplied to the Company by third parties which the Company is dependent upon for the conduct of day to day business operations, in order to determine the adequacy of those systems in light of future business requirements. This review includes testing and analysis of Company products and inquiries of third parties supplying information technology and non-information technology systems, computer hardware and software products and components and other equipment to the Company.

     The Company has divided its Year 2000 review into three phases. The first addresses the Company's core information technology systems and products currently sold by the Company. The second phase addresses non-core information technology systems and non-information technology systems. In addition, the Company will implement required Year 2000 upgrades and replacements during the second phase. The third phase addresses third party suppliers of products, supplies and services necessary to the Company's ongoing operations. The Company completed the first phase of its review in September 1998. The Company completed to a significant degree the second and third phases of its review in June 1999. The Company anticipates that all of its Year 2000 remediation efforts will be completed by September 30, 1999.

     In the first phase of its Year 2000 review, the Company tested software products currently manufactured and shipped by the Company and determined that most products are Year 2000 compliant. Certain of the Company's products that were discontinued prior to fiscal 1998 are not Year 2000 compliant. In cases where such non-Y2K compliant products are still sold on a replacement basis only, the Company requires the customer to sign a release of liability for all damages potentially caused by such non-Y2K compliant products. The Company maintains a section on its web site that identifies all products the Company sells and ships and lists their Y2K status. The Company also responds via direct mail, e-mail or telephone, as appropriate, to customer and supplier requests for information on Y2K compliance of its products. The Company has notified its distributors, resellers and end users of cases of non-compliance where possible and has authorized returns and replacement of these products where possible. The Company believes the cost of these returns or product replacements to be immaterial and that the Company's reserves are adequate to cover such returns and replacements. The Company also has made inquiries of third parties supplying the Company with computer hardware and software products and components currently sold by the Company and is in the process of receiving responses to these inquires. The Company has not received notice of any material problems. The Company has followed up with third party suppliers and vendors who did not respond to the Company's initial inquiries via telephone, mail or e-mail as appropriate. The Company will review supplier/vendor replacement options as necessary. With respect to core information technology, the Company has made inquires of third parties supplying computer hardware and software operating systems to the Company and has received assurances that, except as discussed below, such hardware and software systems are or will be Year 2000 compliant.

     As a result of its review, the Company determined that certain of its internal financial software systems were inadequate for the Company's future business needs and needed to be replaced because of various considerations, including Year 2000 non-compliance. In certain cases the timing of replacement systems was accelerated because of Year 2000 issues, although the Company believes replacement would have been necessary in the near future regardless of such issues. The Company successfully completed its migration to this new software package in May 1999. The Company has spent less than $300,000 to implement and migrate to this new software package. These costs will be capitalized over the life of the purchased software package. The Company does not expect the amounts to be expensed over the life of the software package to have a material effect on its financial position or results of operations. In addition to the aforementioned software implementation and migration costs the Company has redirected certain personnel to handle Year 2000 remediation efforts. The total cost to the Company for all Year 2000 remediation efforts as of June 30, 1999 was approximately $.5 million. The Company anticipates that its total Year 2000 remediation costs will not exceed $.6 million.

     The Company has also identified certain other internal sales, marketing and support management software packages that were not fully Year 2000 compliant. The Company has completed the evaluation of these internal systems and has completed the necessary programming to ensure Year 2000 compliancy.

     The Company has developed certain Year 2000 contingency plans. In addition to the review and remedial actions described above the Company intends to take the following steps: First, the Company will set up a Year 2000 task force consisting of programmers, Information Systems and Technology personnel and key developers who will remain `on call' between December 25, 1999 and January 10, 2000 to resolve any Year 2000 problems. Second, the Company is in the process of identifying key alternative suppliers in the event its primary suppliers experience Year 2000 problems which interrupt their ability to supply key raw materials or services to the Company. The Company will contact each of these alternative suppliers in advance and record all pertinent information to facilitate a smooth transition should it be warranted. Finally, the Company will increase its inventories on hand for certain key raw materials to insure against potential shortages caused by third party Year 2000 problems. The Company maintains and deploys contingency plans designed to address various other potential business interruptions. These plans may also be applicable to address the interruption of support provided by third parties resulting from their failure to be Year 2000 ready.

     If the Company or the third parties with which it has relationships were to cease or not successfully complete its or their Year 2000 remediation efforts, the Company could encounter disruptions to its business that could have a material adverse effect on its business, financial position and results of operations. The Company could also be materially and adversely impacted by widespread economic or financial market disruption.

FUTURE RESULTS

     The Company is currently and will continue to focus a substantial majority of its business resources on its computer telephony products. Concurrent with the expanded investment in computer telephony products, the Company has substantially reduced its expenditures on its communications software products. It is unlikely that, with the reduced sales, marketing and development expenditures on its communications software products, revenue levels for these products will continue at their current levels in the future.

     The Company intends to continue to increase its investments and expenditures in sales, marketing and development of computer telephony products (especially TeleVantage). There can be no assurance that the Company will be able to market or sell such products successfully or at particular levels within particular time-frames. Accordingly, the Company could experience a slower than anticipated increase in computer telephony revenues as it attempts to build a distribution and reseller network that may build market awareness for computer telephony products. A slow increase in the Company's computer telephony revenues, particularly if combined with increased expenditures on its computer telephony product development and marketing and declining communications software product revenues, may cause the Company to experience substantially higher operating losses in the future.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of $16.1 million at June 30, 1999 compared to $18.5 million at June 30, 1998 and working capital of $16.0 million at June 30, 1999 compared to $17.5 million at June 30, 1998. The decrease in cash and cash equivalents of $2.4 million was the result of the following factors: employee termination benefit payments to certain Communications Software Group employees and payments associated with the closure of the Company's United Kingdom sales and support office, increased development, sales force expansion and marketing investments in the Company's Computer Telephony Products Group and increased research and development personnel costs in the Company's Computer Telephony Products Group. The decrease in the Company's working capital of $1.5 million was primarily the result of the Company's operating loss and the increased cash expenditures for property and equipment during fiscal 1999 as compared to fiscal 1998 as well as the net decrease in accounts receivable balances of $.5 million partially offset by increased inventory balances at June 30, 1999 as compared to June 30, 1998.

     The Company funds its working capital requirements primarily through cash flows from operations and existing cash balances. While the Company anticipates that existing cash balances and cash flows from operations will be adequate to meet the Company's current and expected cash requirements for at least the next year, additional investments by the Company to acquire new technologies and products may necessitate that the Company seek additional debt or equity capital. There can be no assurance that such additional financing or equity capital will be available when needed or, if available, will be on satisfactory terms. In order to raise capital, the Company may issue debt or equity securities and may incur substantial dilution.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information"(SFAS No. 131). SFAS No. 131 establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." The new standard became effective for the Company for the year ended June 30, 1999, and requires that comparative information from earlier years be restated to conform to the requirements of this standard.

"SAFE HARBOR"  STATEMENT UNDER THE PRIVATE  SECURITIES  LITIGATION REFORM ACT OF
1995

     This Form 10-K may contain  forward-looking  statements  that involve risks and uncertainties, including, but not limited to, the impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources, product development and commercialization risks, costs associated with the integration and administration of acquired operations, capacity and supply constraints or difficulties, the results of financing efforts, year 2000 issues and other risks detailed from time to time in the Company's Securities and Exchange Commission filings.

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

     CONNECTIVITY AND DEPENDENCE. The Company's ability to successfully sell certain of its products is to a significant degree dependent on operating system connectivity, principally with Microsoft's operating systems. Should the Company's products become non-compatible with the dominant operating systems currently in use in the PC industry or should the Company's competitors obtain advantages in developing compatible products for such dominant operating systems, the Company's revenues from such products could be materially adversely impacted. In addition, the Company's revenues could be adversely affected if software solutions similar to the Company's Communications Software Group products are bundled with or incorporated into dominant operating systems, as has occurred and can be expected to occur in the future with respect to the Company's Communications Software Group products.

     NEW INDUSTRY DEVELOPMENT. The Company's principal new computer telephony product, TeleVantage, competes in the newly emerging software based PBX market. Software based PBX products operate in conjunction with and are affected by developments in other related industries. These industries include highly developed product markets, such as PCs, PC operating systems and servers, proprietary PBX and related telephone hardware and software products, and telephone, data and cable transmission systems, as well as new emerging products and industries, such as internet communications and Internet Protocol ("IP") telephony. All of these industries and product markets are currently undergoing rapid changes, market evolution and consolidation. The manner in which these industries and products evolve, including the engineering- and market-based decisions that are made regarding the interconnection of the products and industries, will affect the opportunities and prospects for the Company's computer telephony products, including Televantage.

     RETURNS AND PRICE PROTECTION. The Company is exposed to the risk of product returns and rotations from its distributors and other volume purchasers, which are estimated and recorded by the Company as a reduction in sales. Although the Company attempts to monitor and adjust its channel inventories to be consistent with current levels of sell through, localized overstocking may occur with certain products due to rapidly evolving market conditions. In addition, the risk of product returns and rotations may increase if the demand for its existing products should rapidly decline due to regional economic troubles or increased competition. Although the Company believes that it provides adequate allowances for product returns and rotations, there can be no assurance that actual product returns and rotations will not exceed the Company's allowances.

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

     FACTORS AFFECTING PRICING. Substantially all of the Company's revenue in each fiscal quarter results from orders booked in that quarter. A significant percentage of the Company's bookings and sales to distributors and other volume purchasers historically have occurred during the last month of the quarter and are concentrated in the latter half of that month. Orders placed by major customers are typically based upon customers' recent historical and forecasted sales levels for Company products and inventory levels of Company products desired to be maintained by those major customers at the time of the orders. Moreover, orders may also be based upon financial practices by major customers designed to increase the return on investment or yield on the sales of the Company's products to value added resellers or end-users. Major distribution customers occasionally receive market development funds from the Company for purchasing Company products and from time to time extended terms, in accordance with industry practice, depending upon competitive conditions. The Company currently does not offer any cash rebates to its U.S. distribution partners. Changes in purchasing patterns by one or more of the Company's major customers, changes in customer policies pertaining to desired inventory levels of Company products, negotiations of market development funds and changes in the Company's ability to anticipate in advance the product mix of customer orders could result in material fluctuations in quarterly operating results.

     PRODUCT CONCENTRATION. The Company has in the past derived, and may in the future derive, a significant portion of its revenues from a relatively small number of products. Declines in the revenues from these software products, whether as a result of competition, technological change, price pressures or other factors, could have a material adverse effect on the Company's business, results of operations and financial condition. Further, life cycles of the Company's products are difficult to estimate due in part to the recent emergence of certain of the Company's products, the effect of new products or product enhancements, technological changes in the software industry in which the Company operates and future competition. There can be no assurance that the Company will be successful in maintaining market acceptance of its current products or any new products or product enhancements.

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

     INTELLECTUAL PROPERTY RIGHTS. The Company's success is dependent upon its software code base, its programming methodologies and other intellectual properties. To protect its proprietary technology, the Company relies primarily on a combination of trade secret laws and nondisclosure, confidentiality, and other agreements and procedures, as well as copyright and trademark laws. These laws and actions may afford only limited protection. There can be no assurance that the steps taken by the Company will be adequate to deter misappropriation of its proprietary information, or to prevent the successful assertion of an adverse claim to software utilized by the Company, or that the Company will be able to detect unauthorized use and take effective steps to enforce its intellectual property rights. The Company owns United States trademark registrations for certain of its trademarks. In addition, the Company has applied for trademark protection on a number of its recently introduced new technologies. Certain of the Company's trademark applications are still pending and no assurances can be made that the trademark applications will be accepted by the U.S. Trademark and Patent Office. A rejection of one or more of these trademark applications could have a material adverse affect on the Company's ability to successfully sell and market these new products. In selling its products, the Company relies primarily on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries provide substantially less protection to the Company's proprietary rights than do the laws of the United States. Trademark or patent challenges in such foreign countries could, if successful, materially disrupt or even terminate the Company's ability to sell its products in such markets. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. Although the Company believes that its services and products do not infringe on the intellectual property rights of others, such claims have been and in the future may be asserted against the Company. The failure of the Company to protect its proprietary property, or the infringement of the Company's proprietary property on the rights of others, could have a material adverse effect on the Company's business, results of operations and financial condition.

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

     POSSIBLE VOLATILITY OF STOCK PRICE. The trading price of the Company's Common Stock is likely to be subject to significant fluctuations in response to variations in quarterly operating results, changes in management, announcements of technological innovations or new products by the Company, its customers or its competitors, legislative or regulatory changes, general trends in the industry and other events or factors. The stock market has experienced extreme price and volume fluctuations which have particularly affected the market price for many high technology companies similar to the Company and which have often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. Further, factors such as announcements of new contracts or product offerings by the Company or its competitors and market conditions for stocks similar to that of the Company could have significant impact on the market price of the Common Stock.

     POSSIBLE ACQUISITIONS OR DIVESTITURES. From time to time, the Company may consider acquisitions of or alliances with other companies that could complement the Company's existing business, including acquisitions of complementary product lines. The Company may also consider the divestiture of certain of its product segments or operating groups, should conditions warrant, particularly in light of the Company's strategy of focusing its resources on its Computer Telephony group. Although the Company may periodically discuss such potential transactions with a number of companies, there can be no assurance that suitable acquisition, alliance or purchaser candidates can be identified, or that, if identified, acceptable terms can be agreed upon or adequate and acceptable financing sources will be available to the Company or purchaser that would enable them to consummate such transactions. Even if an acquisition or alliance is consummated, there can be no assurance that the Company will be able to integrate successfully such acquired companies or product lines into its existing operations, which could increase the Company's operating expenses in the short-term and adversely affect the Company's results of operations. Moreover, certain acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of additional debt and amortization of expenses related to goodwill and intangible assets, all of which could adversely affect the Company's profitability. Divestitures of product lines or operating groups could adversely affect the Company's profitability by reducing the Company's revenues without a corresponding reduction in expenses. Acquisitions, alliances and divestitures involve numerous risks, such as the diversion of the attention of the Company's management from other business concerns, the entrance of the Company into markets in which it has had no or only limited experience, unforeseen consequences of exiting from product markets and the potential loss of key employees, all of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     TeleVantage is a telephone system designed for small and medium sized businesses and branch offices. The Company believes this product offers functionality superior to that of a traditional standalone PBX. However, due to the complexity of this software and the mission critical systems it is designed to operate, there can be no assurances that the software will be successfully sold in high volume. Additionally, there can be no assurances that competitors with substantially greater financial resources than that of the Company will not develop their own software based PBX solutions and subsequently adversely affect the Company's ability to market or sell its software based PBX solution, TeleVantage.

     The Company's software based PBX solution (TeleVantage) could also face direct competition from companies with significantly greater financial, marketing, service, support and technical resources. In addition to the possibility that these companies may release a software based PBX solution, they have signaled their intentions to develop "IP" (Internet Protocol) based applications. Several of the Company's potential competitors with substantially greater financial resources have recently announced partnerships designed to develop, market and sell IP-based and software based telephony solutions which could put the Company at a competitive disadvantage and adversely affect the Company's ability to sell and market its own software based PBX solution, TeleVantage. The Company anticipates certain competitors with greater financial resources will continue to make substantial new investments in developing IP-based telephony solutions and may form further partnerships that will put the Company at a competitive disadvantage, thus there can be no assurances that the Company will be able to successfully market or sell its own competing IP-based or software based telephony solutions.

     COMPUTER TELEPHONY CUSTOMERS AND MARKET ACCEPTANCE. The Company is currently and will continue to invest significant resources in the development, marketing and selling of new computer telephony products. There can be no assurance that the Company will achieve market acceptance of these products. Additionally, these new computer telephony products are principally targeted at small to medium sized businesses. The Company's existing network of qualified VARs has historically sold the Company's networking and communications products. Therefore, the Company anticipates the need to recruit and train a new network of qualified VARs to sell its computer telephony products. There can be no assurance that the Company will be successful in establishing a critical mass of qualified computer telephony resellers. The Company's success in selling these products will likely be influenced by its ability to attract and inform qualified VARs and interconnects on the features and functionality of these emerging technologies.

     The Company's computer telephony products compete in a relatively immature industry with as yet unproven technologies. The Company believes that there will be a gradual evolution toward open server-based telephony enabled applications from the traditional proprietary PBX environment and that in such an environment software based PBX systems will be widely accepted. The Company also believes that there may be an eventual gravitation toward Internet Protocol architectures and/or voice over wire applications. However, there can be no assurance that the current technological innovations in the computer telephony industry will be widely adopted by small to medium sized businesses or that telephony standards will evolve in a manner that is advantageous to or anticipated by the Company.

COMMUNICATIONS AND NETWORKING SOFTWARE

     NETWORKING AND COMMUNICATIONS SOFTWARE CUSTOMERS. The Company relies on a network of distributors and VARs for a significant portion of both its domestic and international networking and communications software product revenues. A majority of the sales of CoSession Remote, the Company's remote communications software product, are to PC original equipment manufacturers. Generally, there are no minimum purchase requirements for the Company's distributors, VARs or OEMs and many of the Company's distributors and VARs sell competitive products. There can be no assurance that these customers will give priority to the marketing of the Company's products compared to competing products or alternative solutions or that such customers will continue to offer the
Company's products. In the event of the termination of the Company's relationship with one or more major distributors, the Company would have to find suitable alternative channels of distribution. The absence of such alternatives could have a adverse affect on the Company's business, financial condition and results of operation. Certain of the Company's OEM relationships require the scheduled delivery of product revisions and new products. Some of the Company's OEM product offerings involve the bundling of licensed technologies with its own technologies. The failure of the Company and/or one of its licensors to adhere to agreed-upon product delivery schedules could result in the termination of key relationships with major PC manufacturers, which could have an adverse impact on current and future revenues in the OEM channel. The Company's OEM revenue streams are dependent upon the maintenance of one or more key OEM relationships. The termination of any one of these relationships may have an adverse affect on the Company's current and future revenues.

     NETWORKING AND COMMUNICATIONS SOFTWARE COMPETITORS. The Company's major competitors in the small business networking market are Microsoft, the industry's principal operating system provider and Novell, the industry's leading network operating system provider. Both of these companies have substantially greater financial, technological, production and sales and marketing resources than those of the Company.

     Management believes that the inclusion of networking capabilities (printer, file and application sharing) in Microsoft's Windows 95/98 operating system (released in August 1995 and June 1998, respectively) has had and will continue to have a significant detrimental impact on sales of the Company's LANtastic NOS products. Windows 95/98 is pre-loaded on virtually all Pentium processor-based personal computers currently sold worldwide. In April 1999, Microsoft released

Windows 2000 Beta 3.0. Management believes that Microsoft will release Windows NT 5.0 (Windows 2000) in mid 1999. Windows NT 5.0 (Windows 2000) will likely combine the enhanced security features of Windows NT 4.0 with the functionality of Windows 98. This release may further erode the market share of the Company's LANtastic NOS product line. The Company believes that Windows NT 5.0 (Windows
2000) server will include both modem sharing and internet sharing capabilities. The inclusion of modem sharing and internet sharing capabilities in Windows NT could result in substantially increased competition for the Company's ModemShare and i.Share products which could have a significant impact on the Company's sales and operating results.

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

ITEM 7(a). QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     MARKET RISK. During the normal course of business Artisoft is routinely subjected to a variety of market risks, examples of which include, but are not limited to, interest rate movements and collectibility of accounts receivable. Artisoft currently assesses these risks and has established policies and practices to protect against the adverse effects of these and other potential exposures. Although Artisoft does not anticipate any material losses in these risk areas, no assurances can be made that material losses will not be incurred in these areas in the future.

     INTEREST RATE RISK. Artisoft may be exposed to interest rate risk on certain of its cash equivalents. The value of certain of the Company's cash equivalents may be adversely impacted in a rising interest rate investment environment. Although Artisoft does not anticipate any material losses from such a movement in interest rates, no assurances can be made that material losses will not be incurred in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                 ARTISOFT, INC.
                          INDEX TO FINANCIAL STATEMENTS
                                  (ITEM 14(A))

                                                                  Page Reference
                                                                     Form 10-K
                                                                  --------------
Independent Auditors' Report                                            32

Consolidated Financial Statements:

     Consolidated Balance Sheets as of June 30, 1999 and 1998           33

     Consolidated Statements of Operations for the years ended
     June 30, 1999, 1998 and 1997                                       34

     Consolidated Statements of Changes in Shareholders' Equity
     for the years ended June 30, 1999, 1998 and 1997                   35

     Consolidated Statements of Cash Flows for the years ended
     June 30, 1999, 1998 and 1997                                       36

     Notes to Consolidated Financial Statements                        37-50

     All  schedules  are  omitted  because  they  are  not  required,   are  not
     applicable, or the information is included in the financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Artisoft, Inc.:

We have audited the accompanying consolidated balance sheets of Artisoft, Inc. and subsidiaries as of June 30, 1999 and 1998 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Artisoft, Inc. and subsidiaries as of June 30, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1999 in conformity with generally accepted accounting principles.


                                              KPMG LLP

Phoenix, Arizona
July 23, 1999

                         ARTISOFT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                          June 30,     June 30,
                                                            1999         1998
                                                          --------     --------
ASSETS
Current assets:
  Cash and cash equivalents                               $ 16,148     $ 18,514
  Receivables:
    Trade accounts, net of allowances of $1,356
      and $1,592 in 1999 and 1998, respectively              2,267        2,813
    Other receivables                                           66          279
  Inventories                                                1,214          917
  Prepaid expenses                                             335          283
                                                          --------     --------
      Total current assets                                  20,030       22,806
                                                          --------     --------
Property and equipment                                       6,349        5,333
  Less accumulated depreciation and amortization            (4,984)      (4,198)
                                                          --------     --------
      Net property and equipment                             1,365        1,135
                                                          --------     --------
Other assets                                                 1,163        1,567
                                                          --------     --------
                                                          $ 22,558     $ 25,508
                                                          ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                        $  1,229     $  1,215
  Accrued liabilities                                        2,466        2,053
  Accrued restructuring costs                                   --        1,536
  Current portion of capital lease obligations                 289          464
                                                          --------     --------
    Total current liabilities                                3,984        5,268
                                                          --------     --------
Capital lease obligations,
  net of current portion                                        --          289

Commitments and contingencies                                   --           --

Shareholders' equity:
  Preferred stock, $1.00 par value. Authorized
    11,433,600 shares; none issued                              --           --
  Common stock, $.01 par value. Authorized
    50,000,000 shares; issued 28,144,477 shares
    at June 30, 1999 and 27,980,602 shares at
    June 30, 1998                                              281          279
  Additional paid-in capital                                96,869       96,486
  Accumulated deficit                                       (8,792)      (7,030)
  Less treasury stock, at cost, 13,320,500 shares
    at June 30, 1999 and June 30, 1998                     (69,784)     (69,784)
                                                          --------     --------
      Net shareholders' equity                              18,574       19,951
                                                          --------     --------
                                                          $ 22,558     $ 25,508
                                                          ========     ========

          See accompanying notes to consolidated financial statements.

                         ARTISOFT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                     Years Ended June 30,
                                               --------------------------------
                                                 1999        1998        1997
                                               --------    --------    --------
Net sales                                      $ 22,304    $ 24,793    $ 33,409
Cost of sales                                     6,855       6,509      12,348
                                               --------    --------    --------
  Gross profit                                   15,449      18,284      21,061
                                               --------    --------    --------
Operating expenses:
  Sales and marketing                             8,778      10,046      23,384
  Product development                             5,385       7,053       9,300
  General and administrative                      3,949       3,127       6,255
  Write off of abandoned technology                  --         393          --
  Restructuring costs                               (77)      2,040      11,246
                                               --------    --------    --------
      Total operating expenses                   18,035      22,659      50,185
                                               --------    --------    --------
Loss from operations                             (2,586)     (4,375)    (29,124)
                                               --------    --------    --------
Other income (expense):
  Interest income                                   910         887         819
  Interest expense                                  (50)       (315)       (155)
  Gain (loss) on disposition of
    property and equipment                           10       1,237         (23)
  Other                                             (46)        (82)         10
                                               --------    --------    --------
      Total other income                            824       1,727         651
                                               --------    --------    --------
      Loss before income tax expense
      (benefit) and extraordinary item           (1,762)     (2,648)    (28,473)

Income tax expense (benefit)                         --         156         (48)
                                               --------    --------    --------
      Loss before extraordinary item             (1,762)     (2,804)    (28,425)

Extraordinary loss from early extinguishment
  of debt, net of $0 income tax benefit              --        (109)         --
                                               --------    --------    --------
      Net loss                                 $ (1,762)   $ (2,913)   $(28,425)
                                               ========    ========    ========
Net loss per common share-basic and diluted    $   (.12)   $   (.20)   $  (1.96)
                                               ========    ========    ========
Weighted average common shares
  outstanding-basic and diluted                  14,720      14,554      14,529
                                               ========    ========    ========

          See accompanying notes to consolidated financial statements.

                         ARTISOFT, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      (in thousands, except share amounts)

                                                                          Retained
                                    Common Stock           Additional     Earnings                      Net
                               ------------------------     Paid-in     (Accumulated    Treasury    Shareholders'
                                 Shares    $.01 Par Value   Capital       Deficit)       Stock         Equity
                               ----------    ----------    ----------    ----------    ----------    ----------
Balances at June 30, 1996      27,807,890    $      278    $   96,075    $   24,308    $  (69,680)   $   50,981

Purchase of treasury stock             --            --            --            --          (104)         (104)
Exercise of common stock
  options                          15,292            --            47            --            --            47
Issuance of common stock
  under employee stock
  purchase plan                    25,282            --            83            --            --            83
Tax benefit of disqualifying
  dispositions                         --            --            22            --            --            22
Net loss                               --            --            --       (28,425)           --       (28,425)
                               ----------    ----------    ----------    ----------    ----------    ----------
Balances at June 30, 1997      27,848,464           278        96,227        (4,117)      (69,784)       22,604

Common stock issued
  for compensation                100,000             1           187            --            --           188
Exercise of common stock
  options                          10,078            --            24            --            --            24
Issuance of common stock
  under employee stock
  purchase plan                    22,060            --            44            --            --            44
Tax benefit of disqualifying
  dispositions                         --            --             4            --            --             4
Net loss                               --            --            --        (2,913)           --        (2,913)
                               ----------    ----------    ----------    ----------    ----------    ----------
Balances at June 30, 1998      27,980,602           279        96,486        (7,030)      (69,784)       19,951

Exercise of common stock
  options                         116,065             1           250            --            --           251
Issuance of common stock
  under employee stock
  purchase plan                    47,810             1           106            --            --           107
Tax benefit of disqualifying
  dispositions                         --            --            27            --            --            27
Net loss                               --            --            --        (1,762)           --        (1,762)
                               ----------    ----------    ----------    ----------    ----------    ----------
Balances at June 30, 1999      28,144,477    $      281    $   96,869    $   (8,792)   $  (69,784)   $   18,574
                               ==========    ==========    ==========    ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                         ARTISOFT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                         Years Ended June 30,
                                                                   --------------------------------
                                                                     1999        1998        1997
                                                                   --------    --------    --------
Cash flows from operating activities:
  Net loss                                                         $ (1,762)   $ (2,913)   $(28,425)
                                                                   --------    --------    --------
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Extraordinary loss                                                   --         109          --
    Depreciation and amortization                                     1,473       1,823       2,736
    Deferred income taxes                                                --          --       4,252
    (Gain) loss from disposition of property and equipment, net         (10)     (1,237)         23
    Write off of abandoned technology                                    --         393          --
    Write down of property and equipment to net realizable value         --          --       1,586
    Change in accounts receivable and inventory allowances             (428)     (2,788)       (109)
    Tax benefit of disqualifying dispositions                            27           4          22
  Changes in assets and liabilities:
    Receivables-
      Trade accounts                                                    782       4,596      11,026
      Income taxes                                                       --       4,300         650
      Other receivables                                                 213         301         825
    Inventories                                                        (105)      1,333       1,978
    Prepaid expenses                                                    (52)        550          73
    Accounts payable and accrued liabilities                            427      (1,195)     (1,510)
    Accrued restructuring costs                                      (1,536)     (3,414)      4,950
    Income taxes payable                                                 --          --        (577)
    Other assets and liabilities                                       (159)         61          79
                                                                   --------    --------    --------
  Net cash provided by (used in) operating activities                (1,130)      1,923      (2,421)
                                                                   --------    --------    --------
Cash flows from investing activities:
  Proceeds from sales of property and equipment                          12       4,819          40
  Purchases of property and equipment                                (1,142)       (556)     (1,469)
                                                                   --------    --------    --------
      Net cash used in investing activities                          (1,130)     (4,263)     (1,429)
                                                                   --------    --------    --------
Cash flows from financing activities:
  Purchases of common stock                                              --          --        (104)
  Proceeds from (repayment of) mortgage note payable                     --      (2,182)      2,200
  Proceeds from sale-leaseback transaction                               --          --       1,368
  Proceeds from issuance of common stock                                358         256         130
  Principal payments on long-term debt                                 (464)       (419)       (396)
                                                                   --------    --------    --------
      Net cash provided by (used in) financing activities              (106)     (2,345)      3,198
                                                                   --------    --------    --------
Net increase (decrease) in cash and cash equivalents                 (2,366)      3,841        (652)
Cash and cash equivalents, beginning of year                         18,514      14,673      15,325
                                                                   --------    --------    --------
Cash and cash equivalents, end of year                             $ 16,148    $ 18,514    $ 14,673
                                                                   ========    ========    ========
Supplemental cash flow information:
  Cash paid during the year for:
      Interest                                                     $     50    $    300    $    155
                                                                   ========    ========    ========
      Income taxes                                                 $     11    $    296    $    166
                                                                   ========    ========    ========

          See accompanying notes to consolidated financial statements.

ARTISOFT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except percentages, shares and per share amounts)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     Artisoft, Inc. ("Artisoft" or the "Company") is a software company that is a recognized leader in providing advanced computer telephony products that enhance how businesses communicate with their customers. The Company also provides easy-to-use, affordable networking and communications solutions principally to small businesses. Headquartered in Cambridge, Massachusetts, Artisoft distributes its products in more than 100 countries through nearly 6,000 value-added resellers, telephony VARs, distributors, OEMs and retailers.

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

CASH EQUIVALENTS

     The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. As of June 30, 1999 and 1998, the Company has classified securities of $15.4 million and $13.3 million, respectively, with a maturity of less than three months as cash and cash equivalents. The Company intends to hold these securities to maturity and has presented them at their carrying value.

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

     The Company sells its products through a variety of channels of distribution, including distributors, volume purchasers, resellers and original equipment manufacturers. For fiscal 1999, one customer accounted for approximately 15% of the Company's net sales. For fiscal 1998, one customer accounted for approximately 10% of the Company's net sales. At June 30, 1999, two companies accounted for approximately 14% and 10% of the Company's outstanding trade account receivable. At June 30, 1998, these two companies accounted for approximately 16% and 13% of the Company's outstanding trade accounts receivable. The Company's standard credit terms are net 30 days, although longer terms are provided to various major customers on a negotiated basis from time to time.

SEGMENTATION OF FINANCIAL RESULTS

     The financial results for the fiscal years ended June 30, 1999, 1998 and 1997 are summarized below by product group:

                                                   Years Ended June 30,
                                           ------------------------------------
                                             1999          1998          1997
                                           --------      --------      --------
COMPUTER TELEPHONY GROUP:

  Net sales                                $  7,144      $  4,771      $  4,733
  Gross profit                             $  3,930      $  3,350      $  3,231
  Gross profit margin                            55%           70%           68%
  Operating loss                           $ (6,835)     $ (2,710)     $ (1,396)
  Net loss                                 $ (6,835)     $ (2,710)     $ (1,396)
  Capital expenditures                     $    901      $    161      $    478
  Depreciation and amortization            $    463      $    403      $    267

COMMUNICATIONS SOFTWARE GROUP:

  Net sales                                $ 15,160      $ 20,022      $ 28,676
  Gross profit                             $ 11,519      $ 14,934      $ 17,830
  Gross profit margin                            76%           75%           62%
  Operating income (loss)                  $  4,249      $ (1,665)     $(27,728)
  Net income (loss)                        $  5,073      $   (203)     $(27,029)
  Capital expenditures                     $    241      $    395      $    991
  Depreciation and amortization            $  1,010      $  1,420      $  2,469

     The Company's Computer Telephony Product Group principally includes revenues from the TeleVantage and Visual Voice product lines. The Company's Communications Software Group principally includes revenues from the LANtastic NOS, CoSession Remote, i.Share and ModemShare product lines.

INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Equipment held under capital leases are stated at the lower of fair market value or the present value of minimum lease payments at the inception of the lease. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of three to seven years for furniture and equipment and the life of the lease in the case of leasehold improvements. Equipment held under capital leases is amortized over the shorter of the lease term or estimated useful life of the asset.

     On October 31, 1997, the Company closed escrow on the sale of its Tucson building and land. The Company received gross proceeds of $4.1 million on the sale and net cash proceeds of $1.6 million after the pre-payment of a $2.2 million mortgage and other associated closing costs. The Company recognized a net gain of $1.3 million on the sale of the building and land for the fiscal year ended June 30, 1998.

OTHER ASSETS

     Other assets are stated at cost and are comprised of purchased technology, trademarks and patents, goodwill and recoverable deposits. Amortization of purchased technology is calculated using the straight-line method over a five year life. Amortization of trademarks and patents is calculated using the straight-line method over the life of the trademark or patent which, in most cases, is ten years. Amortization of goodwill is calculated using the straight-line method over a five year life.

INCOME TAXES

     Income taxes have been accounted for under the asset and liability method. Under the asset and liability method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

REVENUE RECOGNITION

     The Company recognizes revenue from product sales at the time of shipment, net of allowances for returns and price protection. Other product revenue, consisting of training and support services, is recognized when the services are provided. Gross sales for the fiscal years ended June 30, 1999, 1998, and 1997, respectively, were $24.5 million, $27.9 million, and $44.3 million.

PRODUCT DEVELOPMENT

     Development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs would be capitalized. Because the Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no product development costs have been capitalized to date.

COMPUTATION OF NET LOSS PER SHARE

     Basic loss per share is computed by dividing loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock that then shared in the earnings (loss) of the Company. In calculating net loss per common share for the fiscal years ended June 30, 1999, 1998 and 1997, the Company had 203,639, 95,000 and 31,000 shares of anti-dilutive common stock equivalent shares consisting of stock options that have been excluded because their inclusion would have been anti-dilutive.

FOREIGN CURRENCY TRANSLATION

     The functional currency for the Company's former non-U.S. subsidiaries and branches was the U.S. dollar. The Company periodically incurs liabilities to foreign customers and vendors. The payment of these liabilities is typically made in U.S. dollars and translated into foreign currency at the prevailing exchange rate. Foreign exchange gain (loss) is recognized as incurred. For these entities, inventories, equipment and other property were translated at the prevailing exchange rate when acquired. All other assets and liabilities are translated at year-end exchange rates. Inventories charged to cost of sales and depreciation are remeasured at historical rates. All other income and expense items are translated at average rates of exchange prevailing during the year. Gains and losses which result from remeasurement are included in net loss.

STOCK BASED COMPENSATION

     The Company accounts for stock options granted under its stock incentive plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On July 1, 1996, Statement of Financial Accounting Standards
(SFAS) No. 123 "Accounting for Stock-Based Compensation," was issued which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants made in fiscal 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." The new standard became effective for the Company for the year ended June 30, 1999, and requires that comparative information from earlier years be restated to conform to the requirements of this standard.

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or net realizable value (fair value less costs to sell). In connection with the restructuring actions implemented at June 30, 1997 as more fully described in Note 2, the Company recorded an impairment loss on the disposition of excess computers and other equipment of $1.6 million, which is included in the restructuring costs.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The  carrying   amounts  of  receivables,   accounts  payable  and  accrued
liabilities approximate fair value because of the short maturity of these instruments.

RECLASSIFICATIONS

     Certain reclassifications have been made to the 1998 consolidated financial statements to conform to the 1999 presentation.

(2) RESTRUCTURING COSTS

     A reconciliation of the accrued restructuring costs for the year ended June 30, 1999 follows:

                                                                Total Accrued
                                                             Restructuring Costs
                                                             -------------------
      Balance at June 30, 1998                                     $ 1,536
      Cash paid for employee
       termination benefits                                           (731)
      Cash paid for office closure costs                              (692)
      Reversal of June 1998 restructuring costs                        (77)
      Other                                                            (36)
                                                                   -------
      Balance at June 30, 1999                                     $    --
                                                                   =======

     In June 1998, the Company announced a headcount reduction of 23 employees in its Tucson, Arizona based Communications Software Group. Restructuring costs in the accompanying consolidated statement of operations for the fiscal year ended June 30, 1998 include the involuntary employee termination benefits associated with the aforementioned headcount reductions and costs associated with the closure of the Company's Communications Software Group sales and marketing offices in Japan, United Kingdom and Iselin, New Jersey. Employee termination benefits include severance and fringe benefit costs for the terminated employees. Costs incurred as a result of the closure of the United Kingdom and Japan international sales offices include office lease termination, office equipment lease buyouts, losses on disposals of furniture, equipment and leasehold improvements, legal and other accounting fees, subsidiary liquidation costs and the write off of certain uncollectible Japanese receivables. The restructuring costs also include certain other losses on the disposal of computer hardware and software, lease termination costs on the Company's Iselin, New Jersey facility and the disposal of certain intangibles with no future value.

     The restructuring costs of $2.0 million in the accompanying consolidated statement of operations for the fiscal year ended June 30, 1998 are net of $.4 million in reductions of future restructuring costs recorded during the first three fiscal quarters of the fiscal year ended June 30, 1998.

     The accrued restructuring costs at June 30, 1998 principally consist of the following:

     Employee termination benefits                                    $   938
     Office and equipment lease buyouts                                   400
     Professional fees and other office closure costs                     547
     Other restructuring charges                                           90
     Reversal of June 1997 restructuring costs                           (439)
                                                                      -------
     Accrued restructuring costs at June 30, 1998                     $ 1,536
                                                                      =======

     Restructuring   costs  in  the  accompanying   consolidated   statement  of
operations for the fiscal year ended June 30, 1997 include the costs of: involuntary employee termination benefits, international sales and support office closures and related costs associated with the restructuring actions effected during that fiscal year. Employee termination benefits include severance, wage continuation, notice pay and medical and other benefits. International sales and support office closures and related costs include costs of premise and other lease terminations, losses on disposal of furniture and equipment, legal and other professional fees and an increase in the allowance for bad debts resulting from the decision to reduce the number of international distributors, particularly in Europe. Other costs associated with the restructuring actions include expected losses on the disposition of excess computers and other equipment resulting from the significant reduction in workforce at the Company's corporate headquarters in Tucson, Arizona and lease termination costs for certain Tucson, Arizona facilities.

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

(3) WRITE OFF OF ABANDONED TECHNOLOGY

     In June 1998, the Company wrote off approximately $.4 million of capitalized purchased software costs associated with the acquisition of Stylus Innovation Incorporated ("Stylus"). These charges related to the cost to purchase certain technologies in which development efforts have been subsequently abandoned and hold no future realizable value to the Company.

(4) INVENTORIES

     Inventories at June 30, 1999 and 1998 consist of the following:

                                                              1999        1998
                                                             ------      ------
     Raw materials                                           $1,177      $  938
     Work-in-process                                              7         109
     Finished goods                                             173         205
                                                             ------      ------
                                                              1,357       1,252
     Inventory allowances                                      (143)       (335)
                                                             ------      ------
                                                             $1,214      $  917
                                                             ------      ------

(5) PROPERTY AND EQUIPMENT

     Property and equipment at June 30, 1999 and 1998 consist of the following:

                                                              1999        1998
                                                             ------      ------
     Furniture and fixtures                                  $   36      $    6
     Computers and other equipment                            6,046       5,259
     Leasehold improvements                                     267          68
                                                             ------      ------
                                                              6,349       5,333
     Accumulated depreciation
       and amortization                                      (4,984)     (4,198)
                                                             ------      ------
                                                             $1,365      $1,135
                                                             ------      ------

(6) OTHER ASSETS

     Other assets at June 30, 1999 and 1998 consist of the following:

                                                              1999        1998
                                                             ------      ------
     Purchased technology, net of
       accumulated amortization of $1,880 and $1,323         $1,009      $1,387
     Trademarks and patents, net of
       accumulated amortization of $95 and $70                   29          55
     Recoverable deposits and other                             125         125
                                                             ------      ------
                                                             $1,163      $1,567
                                                             ------      ------

     As more fully described in Note 3, in 1998 the Company wrote off approximately $.4 million of abandoned purchased technology associated with the purchase of Stylus Innovation, Inc. in February 1996.

(7) ACCRUED LIABILITIES

     Accrued liabilities at June 30, 1999 and 1998 consist of the following:

                                                              1999        1998
                                                             ------      ------
     Compensation and benefits                               $1,183      $  990
     Payroll, sales and property taxes                          258         280
     Marketing                                                  427         349
     Royalties                                                  216         227
     Other                                                      382         207
                                                             ------      ------
                                                             $2,466      $2,053
                                                             ------      ------

(8) SHAREHOLDERS' EQUITY

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

RIGHTS PLAN

     On December 6, 1994, the Board of Directors of the Company authorized and declared a dividend of one preferred share purchase right (a "Right") for each common share of the Company outstanding as of the close of business on December 27, 1994. The Rights Agreement is designed to protect and maximize the value of the outstanding equity interests in the Company in the event of an unsolicited attempt by an acquirer to take over the Company in a manner or on terms not approved by the Board of Directors, as amended in August 1998. Each Right, under certain circumstances, may be exercised to purchase one one-thousandth of a share of the Company's Series A Participating Preferred Stock at a price of $50.00 per share (subject to adjustment). Under certain circumstances, following
(i) the acquisition of 25% or more of the Company's outstanding common stock by an Acquiring Person (as defined in the Rights Agreement) or (ii) the commencement of a tender offer or exchange offer which would result in a person or group owning 25% or more of the Company's outstanding common stock, each Right may be exercised to purchase common stock of the Company or a successor company with a market value of twice the $50.00 exercise price. The Rights, which are redeemable by the Company at $.001 per Right, expire in December 2001.

STOCK INCENTIVE PLANS

     On October 20, 1994, the shareholders approved the Company's 1994 Stock Incentive Plan (the "1994 Plan"). The 1994 Plan provides for the grant of Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights (Tandem and Free-standing), Restricted Stock, Deferred Stock, Performance Units and Performance Shares to officers, key employees, non-employee directors and certain consultants of the Company.

     The 1994 Plan provides that the maximum number of options that can be granted shall be 2,000,000 shares, plus 1.5% of the number of shares of common stock issued and outstanding as of January 1 of each year commencing on January 1, 1995. The maximum number of options available for grant each year shall be all previously ungranted options plus all expired and cancelled options. Stock options are generally granted at a price not less than 100% of the fair market value of he common shares at the date of grant. Generally, options become exercisable over a four year period commencing on the date of grant. Generally, options vest 25% at the first anniversary of the date of grant and the remaining 75% vest in equal monthly increments over the remaining three years of the vesting period. No 1994 Plan options may be exercised more than ten years from the date of grant. The 1994 Plan will terminate on the earlier of June 15, 2004, or the date upon which all awards available for issuance have been issued or cancelled.

     The 1994 Plan contains an automatic option grant program limited to those persons who serve as non-employee members of the Board of Directors, including any non-employee Chairman of the Board ("Eligible Directors"). After October 20, 1994, each individual who first becomes an Eligible Director shall automatically be granted a Nonqualified Option to purchase 15,000 shares of common stock. At the date of each annual shareholders' meeting, beginning with the 1995 annual shareholders' meeting, each person who is at that time serving as an Eligible Director will automatically be granted a Nonqualified Option to purchase 5,000 shares of Common Stock (and an additional 10,000 shares for the Eligible Director serving as Chairman of the Board), provided that such person has served as a member of the Board of Directors for at least six months. There is no limit on the number of automatic option grants that any one eligible director may receive. All grants to an Eligible Director under the 1994 Plan will have a maximum term of ten years from the automatic grant date. Each automatic grant will vest in three equal and successive annual installments. At June 30, 1999, there were 1,078,191 additional shares available for grant under the 1994 Plan.

     Subsequent to the approval date of the 1994 Plan, the company ceased granting of options under the amended 1990 Stock Incentive Plan and the 1991 Director Options Plan. All options presently outstanding under these plans continue to be governed by the terms of those plans and the number of shares of common stock issueable upon exercise by the Company.

     The per share weighted average fair value of stock options granted during the fiscal years ended June 30, 1999, 1998 and 1997 was $2.42, $2.87, and $.64 on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions.

                                      1999         1998          1997
                                    --------     --------      --------
     Expected Dividend Yield              0%           0%            0%
     Volatility Factor                   63%          63%           57%
     Risk Free Interest Rate            5.9%         5.5%          6.1%
     Expected Life                  6 years      6 years       6 years

     The Black Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The Company applies APB Opinion No. 25 in accounting for its stock incentive plan and accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss and net loss per common equivalent share for the fiscal years ended June 30, 1999, 1998 and 1997 would have been increased to the pro forma amounts indicated below:

                                             1999        1998        1997
                                           -------     -------     --------
     Net loss              As reported     $(1,762)    $(2,913)    $(28,425)
                           Pro forma       $(2,179)    $(2,913)    $(28,810)
     Basic and diluted     As reported     $ (0.12)    $ (0.20)    $  (1.96)
     net loss per share    Pro forma       $ (0.15)    $ (0.20)    $  (1.98)

     Pro forma net loss reflects only options granted during the fiscal years ended June 30, 1999, 1998 and 1997. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period of three to four years and compensation cost for options granted prior to July 1, 1996 is not considered. Stock option activity during the periods indicated is as follows:

                                                                Weighted Average
                                             Number of Shares    Exercise Price
                                             ----------------    --------------
     Balance at June 30, 1996                    3,242,572         $    10.04
     Granted                                       601,000               4.56
     Exercised                                     (15,292)              3.12
     Forfeited                                  (1,508,108)              8.90
                                                ----------         ----------
     Balance at June 30, 1997                    2,320,172               9.44
     Granted                                     1,455,700               2.49
     Exercised                                     (10,078)              2.31
     Forfeited                                  (2,133,582)              5.54
                                                ----------         ----------
     Balance at June 30, 1998                    1,632,212               4.72
     Granted                                       838,050               3.83
     Exercised                                    (116,065)              2.17
     Forfeited                                    (441,497)              3.71
                                                ----------         ----------
     Balance at June 30, 1999                    1,912,700         $     4.54
                                                ==========         ==========

     The  following  table  summarizes   information  about  the  stock  options
outstanding at June 30, 1999:

                                  Weighted
                                   Average     Weighted                 Weighted
                                  Remaining     Average                  Average
    Range of         Options     Contractual   Exercise     Options     Exercise
Exercise Prices    Outstanding      Life         Price    Exercisable     Price
---------------    -----------   -----------   --------   -----------   --------
$2.00 - $2.13         340,756        8.45       $ 2.10       156,860     $ 2.11
$2.22 - $2.59         397,250        8.63         2.49       100,396       2.50
$2.69 - $2.88         361,848        8.64         2.72       141,627       2.71
$3.00 - $4.13         340,750        9.18         3.82        76,523       3.81
$4.38 - $6.06         396,300        9.51         5.00        16,354       4.97
$6.25 - $7.94          31,746        5.86         7.20        28,955       7.24
$8.13 -$14.69          44,050        5.85        11.36        42,791      11.40
                    ---------      ------       ------     ---------     ------
$2.00 -$14.69       1,912,700        8.77       $ 3.71       563,506     $ 4.54
                    =========      ======       ======     =========     ======

     At June 30, 1999, 1998 and 1997 the number of options exercisable was 563,506, 469,475 and 1,139,212 respectively, and the weighted average exercise price of those options was $4.54, $6.22 and $10.78, respectively.

     On July 29, 1997, January 14, 1998, and April 23 1998, the Board of Directors of the Company approved the repricing of certain employee stock options. The original grant prices ranged from $3.00 to $8.81. The new prices ranged from $2.03 to $4.13. There were 419,000 options repriced during fiscal 1998.

     Common stock received through the exercise of incentive stock options which are sold by the optionee within two years of grant or one year of exercise, result in a tax deduction for the Company equivalent to the taxable gain recognized by the optionee. For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to additional paid in capital rather than as a reduction of income tax expense.

EMPLOYEE STOCK PURCHASE PLAN

     On October 20, 1994, the shareholders approved the establishment of an Employee Stock Purchase Plan and authorized for issuance 200,000 shares of common stock. During the fiscal years ended June 30, 1999, 1998 and 1997, 47,810, 22,060 and 25,282 shares of common stock were purchased, respectively, at prices ranging from $1.70 to $6.75 per share. At June 30, 1999, 72,753 shares of common stock were available for issuance under the plan. The plan provides for eligible participants to purchase common stock semi-annually at the lower of 85% of the market price at the beginning or end of the semi-annual period.

(9) EMPLOYEE BENEFIT PLANS

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

     The Company established a pension plan for its United Kingdom associates in December 1997. The pension plan (which terminated in July 1998) covered all United Kingdom associates and allowed participants to contribute up to the maximum limits imposed by Inland Revenue regulations. The Company matched up to 50% of the participants' annual contributions up to 6% of the participant's compensation. All contributions including the employer match were immediately vested.

     The Company's profit-sharing plan expense for these plans was $187, $226, and $138 for the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

(10) INCOME TAXES

     Components of the income tax expense (benefit) for the fiscal years ended June 30 follow:

                                     Current        Deferred       Total
                                     -------        -------       -------
     1999:
          Federal                    $    --        $    --       $    --
          State                           --             --            --
          Foreign                         --             --            --
                                     -------        -------       -------
             Total                   $    --        $    --       $    --
                                     -------        -------       -------
     1998:
          Federal                    $    --        $    --       $    --
          State                           --             --            --
          Foreign                        156             --           156
                                     -------        -------       -------
             Total                   $   156        $    --       $   156
                                     -------        -------       -------
     1997:
          Federal                    $(4,300)       $ 3,509       $  (791)
          State                           --            743           743
                                     -------        -------       -------
             Total                   $(4,300)       $ 4,252       $   (48)
                                     =======        =======       =======

     The income tax (benefit) differs from the amount computed by applying the statutory Federal income tax rate to the loss before income taxes. The sources and tax effects are as follows:

                                                   1999       1998       1997
                                                  -------    -------    -------
     Computed "expected" tax benefit              $  (599)   $  (937)   $(9,681)
     State and foreign income taxes                    --        156         --

     Change in beginning of year
      valuation allowance                              --         --      4,244

     Allowance for current net operating losses       599        937      5,389
                                                  -------    -------    -------
       Total income tax expense (benefit)         $    --    $   156    $   (48)
                                                  =======    =======    =======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1999 and 1998 are presented below:

                                                           1999          1998
                                                         --------      --------
     Deferred tax assets:
       Purchased technology                              $    434      $    469
       Allowances for doubtful accounts and returns           542           637
       Allowances for inventory obsolescence                   95           169
       Accrued compensation and benefits                      118           243
       Accrued restructuring costs                             --           634
       Other accrued liabilities                              369           295
       Depreciation and amortization                          680           349
       Federal net operating loss carryforwards             7,139         6,317
       State net operating loss carryforwards               3,331         3,186
                                                         --------      --------
           Gross deferred tax assets                       12,708        12,299
           Less valuation allowance                       (12,628)      (12,226)
                                                         --------      --------
           Net deferred tax assets                             80            73
                                                         ========      ========
     Deferred tax liabilities:
       Prepaid expenses                                        80            73
                                                         --------      --------
           Gross deferred tax liabilities                      80            73
                                                         --------      --------
           Net deferred tax assets                       $     --      $     --
                                                         ========      ========

     As of June 30, 1999, the valuation allowance had increased by $402 to account for the changes in net deferred tax asset balances. In the assessment of the recognition of a valuation allowance, the Company considered recent operating losses experienced during the Company's transition from a company with primarily a networking and communications software orientation to a software company with its principal focus on computer telephony solutions, the uncertainty in estimating the magnitude and timing of the revenue contribution from products expected to be released over the next several quarters and the expiration dates of state net operating loss carryforwards.

     As of June 30, 1999, the Company has federal net operating losses available for carryforward of $21 million, which will expire in the years beginning July 1, 2012.

(11) LEASE COMMITMENTS

OPERATING LEASES

     The Company leases office, manufacturing and storage space, vehicles, and equipment under noncancelable operating lease agreements expiring through 2003. These leases contain renewal options and the Company is responsible for certain executory costs, including insurance, maintenance, taxes and utilities. Total rent expense for these operating leases was approximately $971, $1,204, and $955 for the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

     The approximate minimum rental commitments under noncancelable operating leases that have remaining noncancelable lease terms in excess of one year at June 30, 1999 were as follows:

              Years Ending                       Future Minimum
                 June 30                         Lease Payments
              ------------                       --------------
                  2000                              $ 1,069
                  2001                                  585
                  2002                                  245
                  2003                                   20

CAPITAL LEASES

     In December 1996, the Company entered into a sale-leaseback transaction for computer equipment and software with an aggregate value of approximately $1,350. The underlying lease, classified as a capital lease, includes a 10% purchase option and requires monthly payments of approximately $42 during its three-year term. At June 30, 1999 and 1998, the gross amount of plant and equipment held under capital leases were as follows:

                                                       1999           1998
                                                       ----           ----
     Equipment                                        $ 142          $ 148
     Less accumulated amortization                       65             45
                                                      -----          -----
                                                      $  77          $ 103
                                                      =====          =====

     Amortization   of  assets  held  under  capital  leases  is  included  with depreciation expense. Future minimum lease payments under all capital leases total $297 for the year ended June 30, 2000 and the present value of net minimum lease payments is $289.

(12) CONTINGENCIES

     The Company is subject to lawsuits and other claims arising in the ordinary course of its operations. In the opinion of management, based on consultation with legal counsel, the effect of such matters will not have a material adverse effect on the Company's financial position.

(13) DOMESTIC AND INTERNATIONAL OPERATIONS

     A summary of domestic and international net sales and international assets for the fiscal years ended June 30 follows:

                                            1999           1998           1997
                                           -------        -------        -------
     Domestic                              $18,120        $18,621        $24,472
     International                           4,184          6,172          8,937
                                           -------        -------        -------
          Net sales                        $22,304        $24,793        $33,409
                                           -------        -------        -------
     International assets                  $     2        $   176        $ 1,095
                                           -------        -------        -------

(14) QUARTERLY RESULTS (UNAUDITED)

     The following table presents selected unaudited quarterly operating results for the Company's eight quarters ended June 30, 1999. The Company believes that all necessary adjustments have been made to present fairly the related quarterly results.

                             First     Second      Third     Fourth
Fiscal 1999                 Quarter    Quarter    Quarter    Quarter     Total
-----------                 -------    -------    -------    -------    -------
Net sales                   $ 5,094    $ 5,402    $ 5,751    $ 6,057    $22,304
Gross profit                  3,738      3,794      3,844      4,073     15,449
Operating loss                 (513)      (468)      (767)      (838)    (2,586)
Net loss                       (332)      (230)      (580)      (620)    (1,762)
Basic and diluted net
loss per share                 (.02)      (.02)      (.04)      (.04)      (.12)

Fiscal 1998
-----------
Net sales                   $ 6,725    $ 6,761    $ 6,215    $ 5,092    $24,793
Gross profit                  5,271      4,910      4,556      3,547     18,284
Operating income (loss)         125         21       (421)    (4,100)    (4,375)
Net income (loss)               238      1,298       (162)    (4,287)    (2,913)
Basic and diluted net
income (loss) per share         .02        .09       (.01)      (.30)      (.20)

(15) SUPPLEMENTAL FINANCIAL INFORMATION

     A summary of additions and deductions related to the allowances for accounts receivable and inventories for the fiscal years ended June 30, 1999, 1998 and 1997 follows:

                               Balance at                             Balance at
                                Beginning                               End of
                                 of Year    Additions    Deductions      Year
                                --------     --------     --------     --------
Allowances for doubtful
  accounts and returns:

  Year Ended June 30, 1999      $  1,592     $  1,757     $ (1,993)    $  1,356
                                --------     --------     --------     --------
  Year ended June 30, 1998      $  3,990     $  3,139     $ (5,537)    $  1,592
                                --------     --------     --------      --------
  Year ended June 30, 1997      $  3,261     $ 12,321     $(11,592)    $  3,990
                                --------     --------     --------      --------

Allowances for inventory
  obsolescence:

  Year Ended June 30, 1999      $    335     $     87     $   (279)    $    143
                                --------     --------     --------      --------
  Year ended June 30, 1998      $    725     $    200     $   (590)    $    335
                                --------     --------     --------      --------
  Year ended June 30, 1997      $  1,565     $    884     $ (1,724)    $    725
                                --------     --------     --------      --------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

                                    PART III

     Certain information required by Part III is omitted from this Report by virtue of the fact that the Company has filed with the Securities and Exchange Commission, pursuant to Regulation 14A, within 120 days after the end of the fiscal year covered by this Report, a definitive proxy statement (the "1998 Proxy Statement") relating to the Company's Annual Shareholders' Meeting to be held November 2, 1999. Certain information included in the 1999 Proxy Statement is incorporated herein by reference. The Company disseminated the 1999 Proxy Statement to shareholders beginning on September 25, 1999.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the Company's directors required by this item is contained in "Election of Directors" and "Nominees for Election," pages 4-5, "Incumbent Directors," page 6, "Section 16(a) Beneficial Ownership," page 14, and "Meetings and Committees of the Board of Directors," pages 6-7 of the 1999 Proxy Statement, and is incorporated herein by reference.

     The information concerning the Company's executive officers required by this item is contained in Part I, Item 4 of this Report under the caption "Executive Officers of the Registrant," and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is contained in "Executive Compensation," "Summary Compensation Table," "Officer Severance," "Option Grants in Last Fiscal Year," "Ten Year Option Repricings," "Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," "Director Compensation","Change in Control and Severance Agreements," "Compensation Committee Interlocks and Insider Participation," "Report of the Compensation Committee," and "Comparison of Stock Performance," pages 10-19, of the 1999 Proxy Statement, and is incorporated herein by reference.

     Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Exchange Act that might incorporate future filings, including this Annual Report on Form 10-K, the "Report of the Compensation Committee" and "Comparison of Stock Performance" in the 1999 Proxy Statement shall not be incorporated by reference into any such filings, and such information shall be entitled to the benefits provided in Item 402(a)(9) of Regulation S-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is contained in "Security Ownership of Certain Beneficial Owners and Management," page 16 of the 1999 Proxy Statement, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The   information   required  by  this  item  is   contained   in  "Certain
Relationships and Related Transactions," of the 1999 Proxy Statement, and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Financial Statements and Financial Statement Schedules.

          An Index to financial statements and financial statement schedules is located on page 30 hereof.

     (b)  Reports on Form 8-K.

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

               The Company filed a report on Form 8-K dated September 18, 1998, announcing the appointment of Sheldon M. Schenkler as Vice President and Chief Financial Officer, and the promotion of Scott Moule to Vice President and General Manager of the Communications Software Group in Tucson, Arizona. The Company also announced its plans to relocate its corporate headquarters to Cambridge, Massachusetts.

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

     (c)  Exhibits.

                                                                    Page or
Designation    Description                                      Method of Filing
-----------    -----------                                      ----------------
3.01           Certificate of Incorporation.                           (1)

3.02           Bylaws.                                                 (1)

4.01           Specimen Common Stock Certificate.                      (1)

4.02           Rights Agreement, dated as of December 23, 1994,        (6)
               between Artisoft, Inc. and Bank One, Arizona, NA, including the Certificate of Designation of Rights Preferences and Privileges of Series A
               Participating Preferred Stock, the Form of Rights
               Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.

10.01          Amended 1990 Stock Incentive Plan of the                (1)
               Registrant.

10.02          1991 Director Option Plan of the Registrant.            (1)

10.03          Artisoft, Inc. 1994 Stock Incentive Plan.               (5)

10.04          Artisoft, Inc. Employee Stock Purchase Plan.            (5)

10.05          Employment Agreement, dated as of October 23, 1995,    (11)
               between William C. Keiper and the Registrant.

10.06          Employment Agreement, dated as of October 26, 1995,    (11)
               between Joel J. Kocher and the Registrant.

10.07          Form of Indemnification Agreement entered into          (1)
               between the Registrant and its Directors.

                                                                    Page or
Designation    Description                                      Method of Filing
-----------    -----------                                      ----------------
10.08          International Distributorship Agreement, dated          (2)
               July 31, 1992, between the Registrant and Canon
               System Globalization, Inc.

10.09          Asset Purchase Agreement between Artisoft, Inc.         (4)
               and Anthem Electronics, Inc.

10.10          Asset Purchase Agreement between Artisoft, Inc.         (7)
               and Microdyne Corporation dated as of January
               6, 1995.

10.11          Outsource Manufacturing Agreement dated June            (8)
               30, 1995 between ECS, Inc. and the Registrant.

10.12          Stock Purchase Agreement dated December 21, 1995        (9)
               among Artisoft, Inc. and David J. Saphier, Floyd
               Roberts and Peter Byer regarding the purchase of all of the outstanding common stock of Triton
               Technologies, Inc.

10.13          Asset Purchase Agreement dated February 13, 1996       (10)
               between Artisoft, Inc. and Stylus Innovation
               Incorporated and Michael Cassidy, John W. Barrus,
               Laura Macfarlane, Robert H. Rines and Krisztina
               Holly (the Stylus Shareholders).

10.14          Amendment to the 1994 Preferred Shares Rights          (12)
               Agreement

11.01          Computation of net loss per share                    Page 56

22.01          Subsidiaries of the Registrant                       Page 57

23.01          Consent of KPMG LLP                                  Page 58

24.01          Powers of Attorney.                            See Signature Page

27             Financial Data Schedule                              Page 59

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

                                        ARTISOFT, INC.

Date: September 25, 1999                By /s/ T. Paul Thomas
                                           -------------------------------------
                                           T. Paul Thomas, President
                                           and Chief Executive Officer
                                           (Principal Executive Officer)

                            SPECIAL POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that the undersigned, constitutes and appoints T. PAUL THOMAS and SHELDON M. SCHENKLER, and each of them, his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Form 10-K Annual Report, and to file the same with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents, or each of them, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Name                          Title                        Date
          ----                          -----                        ----

/s/ T. Paul Thomas           President and Chief Executive    September 25, 1999
--------------------------   Officer, Director (Principal
T. Paul Thomas               Executive Officer)


/s/ Sheldon M. Schenkler     Vice President and Chief         September 25, 1999
--------------------------   Financial Officer (Principal
Sheldon M. Schenkler         Financial Officer)


/s/ Michael P. Downey        Chairman of the Board            September 25, 1999
--------------------------
Michael P. Downey


/s/ Kathryn B. Lewis         Director                         September 25, 1999
--------------------------
Kathryn B. Lewis


/s/ Francis E.Girard         Director                         September 25, 1999
--------------------------
Francis E. Girard


/s/ James L. Zucco, Jr.      Director                         September 25, 1999
--------------------------
James L. Zucco, Jr.

                                  EXHIBIT INDEX


                                                                    Sequentially
                                                                      Numbered
Exhibit                            Description                          Page
-------                            -----------                      ------------
 11.01            Computation of net loss per share.                     56

 22.01            Subsidiaries of the Registrant.                        57

 23.01            Consent of Independent Public Accountants.             58

 27               Financial Data Schedule                                59