Form 10-Q
period 1999-09-30
ARTISOFT INC
filed 1999-11-15
CIK 877931

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004


                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER 000 - 19462


                                 ARTISOFT, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                             86-0446453
-------------------------------                           ----------------------
(State or other jurisdiction of                               (IRS employer
       incorporation)                                     identification number)


                     5 CAMBRIDGE CENTER, CAMBRIDGE, MA 02142
                                 (617) 354-0600
               ---------------------------------------------------
               (Address, including zip code, and telephone number,
                      including area code, of registrant's
                          principal executive offices)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                                 Yes [x] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 12, 1999).

                 Common stock, $.01 par value: 14,893,269 shares

================================================================================

                         ARTISOFT INC. AND SUBSIDIARIES
                                      INDEX


                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

               Consolidated Balance Sheets-
                  September 30, 1999 and June 30, 1999                         3

               Consolidated Statements of Operations-
                  Three Months Ended
                  September 30, 1999 and 1998                                  4

               Consolidated Statements of Cash Flows-
                  Three Months Ended September 30, 1999
                  and 1998                                                     5

               Notes to Condensed Consolidated Financial Statements          6-8

     Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations                9-20

     Item 2(a) Quantitative and Qualitative Disclosures about Market Risk     20

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                                21

     Item 2. Changes in Securities                                            21

     Item 3. Defaults Upon Senior Securities                                  21

     Item 4. Submission of Matters to a Vote by Security Holders              21

     Item 5. Other Information                                                21

     Item 6. Exhibits and Reports on Form 8-K                                 21

SIGNATURES                                                                    22

EXHIBITS

     11   Computation of Net Income Per Share                                 23

     27   Financial Data Schedule                                             24

                         ARTISOFT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                       September 30,   June 30,
ASSETS                                                     1999          1999
                                                         --------      --------
                                                        (unaudited)
Current assets:
  Cash and cash equivalents                              $ 15,451      $ 16,148
  Receivables:
      Trade accounts, net                                   2,027         2,267
      Other receivables                                        95            66
  Inventories                                               1,019         1,214
  Prepaid expenses                                            538           335
                                                         --------      --------
      Total current assets                                 19,130        20,030
                                                         --------      --------

Property and equipment                                      6,464         6,349
  Less accumulated depreciation and amortization           (5,212)       (4,984)
                                                         --------      --------
      Net property and equipment                            1,252         1,365
                                                         --------      --------

Other assets                                                  999         1,163
                                                         --------      --------
                                                         $ 21,381      $ 22,558
                                                         ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                       $    879      $  1,229
  Accrued liabilities                                       2,193         2,466
  Current portion of capital lease obligations                175           289
                                                         --------      --------
      Total current liabilities                             3,247         3,984
                                                         --------      --------
Commitments and contingencies                                  --            --

Shareholders' equity:
  Preferred stock, $1.00 par value. Authorized
    11,433,600 shares; none issued                             --            --
  Common stock, $.01 par value. Authorized
    50,000,000 shares; issued 28,162,971 shares
    at September 30, 1999 and 28,144,477 at
    June 30, 1999                                             281           281
  Additional paid-in capital                               96,911        96,869
  Accumulated deficit                                      (9,274)       (8,792)
  Less treasury stock, at cost, 13,320,500 shares
    at September 30, 1999 and June 30, 1999               (69,784)      (69,784)
                                                         --------      --------
      Total shareholders' equity                           18,134        18,574
                                                         --------      --------
                                                         $ 21,381      $ 22,558
                                                         ========      ========

           See accompanying notes to consolidated financial statements

                         ARTISOFT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          Three Months Ended
                                                             September 30,
                                                       ------------------------
                                                         1999            1998
                                                       --------        --------
                                                             (unaudited)

Net sales                                              $  6,401        $  5,094
Cost of sales                                             2,222           1,356
                                                       --------        --------
         Gross profit                                     4,179           3,738
                                                       --------        --------
Operating expenses:
         Sales and marketing                              2,355           2,130
         Product development                              1,468           1,242
         General and administrative                       1,025             879
                                                       --------        --------
                  Total operating expenses                4,848           4,251
                                                       --------        --------
Loss from operations                                       (669)           (513)

Other income, net                                           187             181
                                                       --------        --------
         Net loss                                      $   (482)       $   (332)
                                                       ========        ========
Net loss per common share-basic and diluted            $   (.03)       $   (.02)
                                                       ========        ========
Weighted average common shares outstanding               14,834          14,660
                                                       --------        --------

           See accompanying notes to consolidated financial statements

                         ARTISOFT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                           Three Months Ended
                                                              September 30,
                                                         ----------------------
                                                           1999          1998
                                                         --------      --------
                                                               (unaudited)
Cash flows from operating activities:
  Net loss                                               $   (482)     $   (332)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                           392           342
      Gain from disposition of property, net                    3            --
      Change in accounts receivable and
        inventory allowances                                  (29)         (203)
   Changes in assets and liabilities:
      Receivables:
        Trade accounts                                        303           872
        Other receivables                                     (29)          139
      Inventories                                             161            81
      Prepaid expenses                                       (203)           13
      Accounts payable and accrued liabilities               (623)         (519)
      Accrued restructuring costs                              --          (926)
      Other assets                                             --           (43)
                                                         --------      --------
        Net cash used in operating activities                (507)         (576)
                                                         --------      --------
Cash flows from investing activities:
  Proceeds from sale of property and equipment                 --             3
  Purchases of property and equipment                        (118)         (222)
                                                         --------      --------
        Net cash used in investing activities                (118)         (219)
                                                         --------      --------
Cash flows from financing activities:
  Proceeds from issuance of common stock                       42            --
  Principal payments on capital lease obligations            (114)         (161)
                                                         --------      --------
        Net cash used in financing activities                 (72)         (161)
                                                         --------      --------
Net decrease in cash and cash equivalents                    (697)         (956)

Cash and cash equivalents at beginning of period           16,148        18,514
                                                         --------      --------
Cash and cash equivalents at end of period               $ 15,451      $ 17,558
                                                         ========      ========

          See accompanying notes to consolidated financial statements.

                         ARTISOFT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (in thousands, except percentages, shares and per share amounts)

(1)  BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of Artisoft, Inc. and its three wholly-owned subsidiaries: Triton Technologies, Inc., Artisoft "FSC", Ltd. (which has elected to be treated as a foreign sales corporation), and NodeRunner, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments (of a normal recurring nature) which are necessary for a fair presentation of the financial results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1999 Annual Report on Form 10-K. The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

(2)  COMPUTATION OF NET LOSS PER SHARE

     Basic loss per share is computed by dividing loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock that then shared in the earnings (loss) of the Company. In calculating net loss per common share for the three month periods ended September 30, 1999 and 1998, 666,724 and 4,132 shares, respectively, of anti-dilutive common stock equivalent shares consisting of stock options have been excluded because their inclusion would have been anti-dilutive.

(3)  SEGMENTATION OF FINANCIAL RESULTS

     The financial results for the three months ended September 30, 1999 and 1998 are summarized below by product group:

                                                    Three Months Ended
                                                       September 30,
                                                  -----------------------
                                                   1999            1998
                                                  -------         -------
     Computer Telephony Group:

              Net sales                           $ 2,721         $ 1,357
              Gross profit                        $ 1,453         $   837
              Gross profit margin                      53%             62%
              Operating loss                      $(1,656)        $(1,561)
              Capital expenditures                $    83         $   217
              Depreciation and
              amortization                        $   157         $    83

     Communications Software Group

              Net sales                           $ 3,680         $ 3,737
              Gross profit                        $ 2,726         $ 2,901
              Gross profit margin                      74%             78%
              Operating income                    $   987         $ 1,048
              Capital expenditures                $    35         $     5
              Depreciation and
              amortization                        $   235         $   259

     The Company's Computer Telephony Group principally includes revenues from the TeleVantage and Visual Voice product lines. The Company's Communications Software Group principally includes revenues from the LANtastic NOS, CoSession Remote, i.Share, ModemShare, WinBeep and BizFax product lines.

(4)  INVENTORIES

     Inventories at September 30, 1999 and June 30, 1999 consist of the following:

                                               September 30,       June 30,
                                                  1999              1999
                                                 -------           -------
     Raw materials                               $   674           $ 1,177
     Work-in-process                                   4                 7
     Finished goods                                  518               173
                                                 -------           -------
                                                   1,196             1,357
     Inventory allowances                           (177)             (143)
                                                 -------           -------
                                                 $ 1,019           $ 1,214
                                                 =======           =======

(5)  PROPERTY AND EQUIPMENT

     Property and equipment at September 30, 1999 and June 30, 1999 consist of the following:

                                              September 30,       June 30,
                                                  1999              1999
                                                 -------           -------
     Furniture and fixtures                      $    36           $    36
     Computers and other equipment                 6,160             6,046
     Leasehold improvements                          268               267
                                                 -------           -------
                                                   6,464             6,349
     Accumulated depreciation and
       amortization                               (5,212)           (4,984)
                                                 -------           -------
                                                 $ 1,252           $ 1,365
                                                 =======           =======

(6)  OTHER ASSETS

     Other assets at September 30, 1999 and June 30, 1999 consist of the following:

                                                         September 30,  June 30,
                                                             1999         1999
                                                            ------       ------
     Trademarks and patents, net of
          accumulated amortization of $101 and $95          $   23       $   29
     Purchased technology, net of
          accumulated amortization of $1,880 and $1,451        851        1,009
     Recoverable deposits and other                            125          125
                                                            ------       ------
                                                            $  999       $1,163
                                                            ======       ======

(7)  ACCRUED LIABILITIES

     Accrued liabilities at September 30, 1999 and June 30, 1999 consist of the following:

                                                    September 30,   June 30,
                                                        1999          1999
                                                       ------        ------
     Compensation and benefits                         $1,024        $1,183
     Payroll, sales and property taxes                    208           258
     Marketing                                            487           427
     Royalties                                             80           216
     Other                                                394           382
                                                       ------        ------
                                                       $2,193        $2,466
                                                       ======        ======

                         ARTISOFT, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     NET SALES. Net sales for the Company's Computer Telephony Product Group increased 101% to $2.7 million for the quarter ended September 30, 1999 from $1.3 million for the quarter ended September 30, 1998. The increase in net sales was principally due to increased sales of the Computer Telephony Product Group's TeleVantage product.

     Net sales for the Company's Communications Software Product Group were substantially unchanged at $3.7 million for the quarter ended September 30, 1999. A continued decline in the sales volume of the Communications Software Group's LANtastic NOS products was offset by increased sales of the Communications Software Group's CoSession Remote software and the addition of sales of the Company's recently acquired WinBeep paging products.

     The Company's overall net sales increased 26% to $6.4 million for the quarter ended September 30, 1999 from $5.1 million for the quarter ended September 30, 1998 principally due to substantially higher sales of the Company's Computer Telephony product TeleVantage.

     The Company distributes its products internationally and tracks sales by major geographic area. Non-U.S. sales represented 16% and 18% of total net sales for the quarters ended September 30, 1999 and 1998, respectively. The percentage decrease in international sales is due to the increase in the Company's non-European net sales in the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998. International sales increased 12% to $1.0 million for the quarter ended September 30, 1999 from $.9 million for the quarter ended September 30, 1998. A majority of the Company's international sales during the quarter ended September 30, 1999 were comprised of LANtastic and other communications software products. Management believes that the reasons for the increase in international net sales in the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998 is due to increased international sales of the Company's Computer Telephony products (especially TeleVantage).

     GROSS PROFIT. The Company's gross profit was $4.2 million for the quarter ended September 30, 1999 and $3.7 million for the quarter ended September 30, 1998 or 65% and 73% of net sales, respectively. The decrease in gross profit percentage for fiscal 1999 was due to a shift in product mix. Specifically, sales of the Company's lower margin Visual Voice hardware products, and sales of the Company's lower margin TeleVantage Not For Resale kits (NFR's) associated with the Company's development on its TeleVantage reseller channel, increased as a percentage of total net sales. Also contributing to the decline in gross profit percentage was increases in royalty expenses on ConfigSafe Support Edition sales. The increase in gross profit dollars was the result of higher net sales of the Company's Computer Telephony products. Gross profit may fluctuate on a quarterly basis because of product mix, pricing actions and changes in sales and inventory allowances.

     SALES AND MARKETING. Sales and marketing expenses were $2.4 million for the quarter ended September 30, 1999 and $2.1 million for the quarter ended September 30, 1998, representing 37% and 42% of net sales, respectively. The increase in sales and marketing expenses in aggregate dollars for the quarter ended September 30, 1999 compared to the same period in fiscal 1999 was due principally to increased expenditures on the sales and marketing infrastructure in the Company's Computer Telephony Products Group. The decrease in sales and marketing expenses as a percentage of sales for the quarter ended September 30, 1999 compared to the same period in fiscal 1999 is due to the overall increase in net sales for the quarter ended September 30, 1999.

     PRODUCT DEVELOPMENT. Product development expenses were $1.5 million for the quarter ended September 30, 1999 and $1.2 million for the quarter ended September 30, 1998, representing 23% and 24% of net sales, respectively. The increase in aggregate product development expenses for the quarter ended September 30, 1999 compared to the same period in fiscal 1999 is principally attributable to the addition of product development resources in the Company's Computer Telephony Group. The addition of new development personnel to the Computer Telephony Group during the quarter ended September 30, 1999 was required to meet planned future product introduction timetables. Specifically, the Company has added development personnel in advance of the expected future release of TeleVantage 3.0, its flagship product. The Company believes the introduction of new products to the market in a timely manner is critical to its future success.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1.0 million for the quarter ended September 30, 1999 and $ .9 million for the quarter ended September 30, 1998, representing 16% and 17% of net sales, respectively. The increase in aggregate general and administrative expenses for the quarter ended September 30, 1999 compared to the same period in fiscal 1999 is principally the result of additional occupancy costs incurred subsequent to the expansion of the Company's Cambridge, Massachusetts-based headquarters, the addition of certain executive administrative personnel and increased depreciation expense on the Company's fixed assets in its Cambridge, Massachusetts headquarters. The decrease in general and administrative costs as a percentage of net sales for the quarter ended September 30, 1999 compared to the same period in fiscal 1999 is due to the overall increase in net sales between the two periods.

     OTHER INCOME, NET. For the quarter ended September 30, 1999, other income, net, increased to $187,000, from $181,000 in the corresponding quarter of fiscal 1999. The increase for the quarter ended September 30, 1999 resulted principally from the receipt of increased interest income on the Company's cash and investment balances and to a lesser extent by reduced interest expense on certain of the Company's capital lease arrangements.

YEAR 2000

     The Company recognizes the potential business impacts related to the Year 2000 computer system issue and has implemented a plan to assess and improve the Company's state of readiness with respect to such issues. The Year 2000 issue is one where computer systems may recognize the designation "00" as 1900 when it means 2000, resulting in system failure or miscalculations.

     Commencing in 1997, the Company initiated a comprehensive review of its core information technology systems, non-information technology systems, computer hardware and software products sold by the Company and computer hardware and software products and components and other equipment supplied to the Company by third parties which the Company is dependent upon for the conduct of day to day business operations, in order to determine the adequacy of those systems in light of future business requirements. This review included testing and analysis of Company products and inquiries of third parties supplying information technology and non-information technology systems, computer hardware and software products and components and other equipment to the Company.

     The Company divided its Year 2000 review into three phases. The first addressed the Company's core information technology systems and products currently sold by the Company. The second phase addressed non-core information technology systems and non-information technology systems. In addition, the Company implemented required Year 2000 upgrades and replacements during the second phase. The third phase addresses third party suppliers of products, supplies and services necessary to the Company's ongoing operations. In the third phase, the Company also developed Year 2000 contingency plans. The Company completed the first phase of its review in September 1998. The Company completed the second phase of its review during the quarter ended September 30, 1999. The Company completed substantially all of the third phase of its review during the quarter ended September 30, 1999. The Company anticipates that all of its Year 2000 remediation efforts will be completed by November 30, 1999.

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

     As a result of its review, the Company determined that certain of its internal financial software systems were inadequate for the Company's future business needs and needed to be replaced because of various considerations, including Year 2000 non-compliance. In certain cases the timing of replacement systems was accelerated because of Year 2000 issues, although the Company believes replacement would have been necessary in the near future regardless of such issues. The Company successfully completed its migration to a new internal financial software package in May 1999. The Company has spent less than $300,000 to implement and migrate to this new software package. These costs will be capitalized over the life of the purchased software package. The Company does not expect the amounts to be expensed over the life of the software package to have a material effect on its financial position or results of operations. In addition to the aforementioned software implementation and migration costs, the Company has assigned certain employees to handle Year 2000 remediation efforts. The total cost to the Company for all Year 2000 remediation efforts as of September 30, 1999 was approximately $.5 million. The Company anticipates that its total Year 2000 remediation costs will not exceed $.6 million.

     The Company has also identified certain other internal sales, marketing and support management software packages that were not fully Year 2000 compliant. The Company has completed the evaluation of these internal systems and has completed the necessary programming to ensure Year 2000 compliancy.

     The Company has developed certain Year 2000 contingency plans. In addition to the review and remedial actions described above, the Company has taken the following steps: First, the Company has set up a Year 2000 task force consisting of programmers, Information Systems and Technology personnel and key developers who will remain "on call" between December 25, 1999 and January 10, 2000 to resolve any Year 2000 problems. Second, the Company has identified key alternative suppliers in the event its primary suppliers experience Year 2000 problems which interrupt their ability to supply key raw materials or services to the Company. The Company will contact each of these alternative suppliers in advance and record all pertinent information to facilitate a smooth transition should it be warranted. Finally, the Company will increase its inventories on hand for certain key raw materials to insure against potential shortages caused by third party Year 2000 problems. The Company maintains and deploys contingency plans designed to address various other potential business interruptions. These plans may also be applicable to address the interruption of support provided by third parties resulting from their failure to be Year 2000 ready.

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

FUTURE RESULTS

     The Company is currently and will continue to focus a substantial majority of its business resources on its computer telephony products. Concurrent with the expanded investment in computer telephony products, the Company has substantially reduced its expenditures on its communications software products. It is unlikely that, with the reduced sales, marketing and development expenditures on its communications software products, revenue levels for communications software products will continue at their current levels in the future.

     The Company intends to continue to increase its investments and expenditures in sales, marketing and development of its flagship product, TeleVantage. There can be no assurance that the Company will be able sell TeleVantage successfully at particular levels or within particular time-frames. Accordingly, the Company could experience a slower than anticipated increase in TeleVantage revenues as it attempts to further expand its distribution and reseller network that may build market awareness for its TeleVantage product. A slow increase in the Company's TeleVantage revenues, particularly if combined with increased expenditures on its TeleVantage product development and marketing and declining communications software product revenues, could cause the Company to experience substantially higher operating losses in the future.

     The Company recently announced its intention to pursue the investigation of alternatives for a possible division of its business units, which could involve the sale or other disposition of all or a portion of one or both of the Company's business units. The Company intends to pursue this investigation in an effort to further focus its resources on its computer telephony products and potentially maximize shareholder value. There can be no assurance that a separation of the business units will be successful or even initiated upon the conclusion of this investigation.

     The Company's future results of operations involve a number of risks and uncertainties. Among the factors that could cause future results to differ materially from historical results are the following: business conditions and the general economy; business and technological developments in the emerging and rapidly changing software-based PBX market; competitive pressures, acceptance of new products and price pressures; availability of third party compatible products at reasonable prices; risk of nonpayment of accounts receivable; risk of product line or inventory obsolescence due to shifts in technologies or market demand; timing of software introductions; and litigation. These and other risk factors are outlined below.

     On October 22, 1999, the Company announced its intent to form a strategic alliance with Toshiba American Information Systems (TAIS). Under the terms of a letter of intent dated October 19, 1999, Artisoft and TAIS would enter into an OEM relationship which would couple the marketing and development plans of the two organizations. As a part of the OEM arrangement, TAIS would make an initial volume purchase of licenses for the Company's TeleVantage products. In addition, TAIS would be granted rights to purchase up to 1.5 million shares of the Company's Common Stock through a possible combination of open market purchases, purchases from the Company and warrants.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of $15.5 million at September 30, 1999 compared to $16.1 million at June 30, 1999 and working capital of $15.9 million at September 30, 1999 compared to $16.0 million at June 30, 1999. The decrease in cash and cash equivalents of $.6 million was the result of the following factors: increased development, sales force expansion and marketing investments in the Company's Computer Telephony Products Group and increased research and development personnel costs in the Company's Computer Telephony Products Group. The decrease in the Company's working capital of $.1 million was primarily the result of the Company's operating loss.

     The Company funds its working capital requirements primarily through cash flows from operations and existing cash balances. While the Company anticipates that existing cash balances and cash flows from operations will be adequate to meet the Company's current and expected cash requirements for at least the next year, additional investments by the Company to acquire new technologies and products or loss of revenues from disposed business segments could necessitate that the Company seek additional debt or equity capital. In addition, the Company may also from time to time seek debt financing or solicit equity investments for various business reasons. There can be no assurance that any such additional debt financing or equity capital will be available when needed or, if available, will be on satisfactory terms. The issuance of additional equity securities may result in substantial dilution.

     In the event the Company and TAIS enter into the strategic alliance discussed above under "Future Results," TAIS may acquire up to 1.5 million shares of the Company's Common Stock, from the Company, pursuant to warrants and/or on the open market. TAIS's acquisition of all or a portion of such shares could result in dilution to existing holders of the Company's Common Stock. In addition, such acquisition could affect the market price of the Company's Common Stock.

"SAFE HARBOR"  STATEMENT UNDER THE PRIVATE  SECURITIES  LITIGATION REFORM ACT OF
1995

     This Form 10-Q may contain forward-looking statements that involve risks and uncertainties. There can be no assurances that the Company will achieve a final agreement with TAIS on the terms described herein. Among the important factors that could cause actual results to differ materially from forward looking statements contained herein are the impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources, product development and commercialization risks, costs associated with the integration and administration of acquired operations, capacity and supply constraints or difficulties, the results of financing efforts, Year 2000 issues, and other risks detailed from time to time in the Company's Securities and Exchange Commission filings. The Company filed its 1999 Form 10-K on September 23, 1999.

RISK FACTORS

GENERAL

     COMPETITION. The computer telephony and communications software industries are highly competitive and are characterized by rapidly changing technology and evolving industry standards. The Company competes with other software companies, many of which have substantially greater financial, technological, production, sales and marketing and other resources, as well as greater name recognition and larger customer bases, than the Company. As a result, these competitors may be able to respond more quickly and effectively to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion, sales and support of their products than the Company. Competition in the software industry is likely to intensify as current competitors expand their product lines, more features are included in operating systems (e.g., Windows NT 5.0), new applications are developed, and as new companies enter the markets or segments in which the Company currently competes. The software industry is also characterized by a high degree of consolidation which favors companies with greater resources than those of the Company.

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

     NEW INDUSTRY DEVELOPMENT. The Company's principal product, TeleVantage, competes in the newly emerging software based PBX market. Software based PBX products operate in conjunction with and are affected by developments in other related industries. These industries include highly developed product markets, such as PCs, PC operating systems and servers, proprietary PBX and related telephone hardware and software products, and telephone, data and cable transmission systems, as well as new emerging products and industries, such as internet communications and Internet Protocol ("IP") telephony. All of these industries and product markets are currently undergoing rapid changes, market evolution and consolidation. The manner in which these industries and products evolve, including the engineering- and market-based decisions that are made regarding the interconnection of the products and industries, will affect the opportunities and prospects for the Company's computer telephony products, including TeleVantage.

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

     TECHNOLOGICAL CHANGE. The markets for computer software applications are characterized by rapid technological change, changing customer needs, frequent product introductions and evolving industry standards. The introduction of products incorporating new technologies and the emergence of new industry standards could render the Company's existing products obsolete and unmarketable. The Company's future success will depend upon its ability to develop and introduce new software products (including new releases and enhancements) on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. There can be no assurance that the Company will be successful in developing and marketing new products that respond to technological changes or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products, or that its new products will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, the Company's business, results of operations and financial condition could be adversely affected.

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

     CD ROM AVAILABILITY. The Company primarily sells most of its software in a form that includes a CD-ROM or CD-ROMs and a manual. Currently, the Company has the capability to produce its products in-house only on 3 1/2 -inch diskettes. However, with the expansion of the size of most software programs, CD-ROM has surpassed diskettes as the most prominent medium. The Company does not currently have the capability to produce CD-ROMs and the cost to develop such production capability may be prohibitive. The Company currently contracts CD-ROM production to specialized CD-ROM facilities. The Company expects continued rapidly expanding growth in the CD-ROM usage medium, more of the Company's relationships would involve CD-ROM production and the Company's business, results of operations and financial condition could be adversely affected.

     INTELLECTUAL PROPERTY RIGHTS. The Company's success is dependent upon its software code base, its programming methodologies and other intellectual properties. To protect its proprietary technology, the Company relies primarily on a combination of trade secret laws and nondisclosure, confidentiality, and other agreements and procedures, as well as copyright and trademark laws. These laws and actions may afford only limited protection. There can be no assurance that the steps taken by the Company will be adequate to deter misappropriation of its proprietary information, or to prevent the successful assertion of an adverse claim to software utilized by the Company, or that the Company will be able to detect unauthorized use and take effective steps to enforce its intellectual property rights. The Company owns United States and foreign trademark registrations for certain of its trademarks. In addition, the Company has applied for trademark protection on a number of its recently introduced new technologies. Certain of the Company's trademark applications are still pending and no assurances can be made that the trademark applications will be accepted by the U.S. Trademark and Patent Office and relevant foreign authorities. A rejection of one or more of these trademark applications could have a material adverse affect on the Company's ability to successfully sell and market these new products. In selling its products, the Company relies primarily on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries provide substantially less protection to the Company's proprietary rights than do the laws of the United States. Trademark or patent challenges in such foreign countries could, if successful, materially disrupt or even terminate the Company's ability to sell its products in such markets. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. Although the Company believes that its services and products do not infringe on the intellectual property rights of others, such claims have been and in the future may be asserted against the Company. The failure of the Company to protect its proprietary property, or the infringement of the Company's proprietary property on the rights of others, could have a material adverse effect on the Company's business, results of operations and financial condition.

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

     POSSIBLE ACQUISITIONS OR DIVESTITURES. From time to time, the Company may consider acquisitions of or alliances with other companies that could complement the Company's existing business, including acquisitions of complementary product lines. The Company may also consider the divestiture of certain of its product segments and operating groups, should conditions warrant, particularly in light of the Company's strategy of focusing its resources on its Computer Telephony Group. Although the Company may periodically discuss such potential transactions with a number of companies, there can be no assurance that suitable acquisition, alliance or purchase candidates can be identified, or that, if identified, acceptable terms can be agreed upon or adequate and acceptable financing sources will be available to the Company or purchasers that would enable them to consummate such transactions. Even if an acquisition or alliance is consummated, there can be no assurance that the Company will be able to integrate successfully such acquired companies or product lines into its existing operations, which could increase the Company's operating expenses in the short-term and materially and adversely affect the Company's results of operations. Moreover, certain acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of additional debt and amortization of expenses related to goodwill and intangible assets, all of which could adversely affect the Company's profitability. Divestitures of product lines or operating groups could adversely affect the
Company's profitability by reducing the Company's revenues without a corresponding reduction in expenses. Acquisitions, alliances and divestitures involve numerous risks, such as the diversion of the attention of the Company's management from other business concerns, the entrance of the Company into markets in which it has had no or only limited experience, unforeseen consequences of exiting from product markets and the potential loss of key employees of the acquired company, all of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     TeleVantage is a telephone system designed for small and medium sized businesses and branch offices. The Company believes TeleVantage offers functionality superior to that of a traditional standalone PBX. However, due to the complexity of this software and the mission critical systems it is designed to operate, there can be no assurances that the software will be successfully sold in high volume. Additionally, there can be no assurances that competitors with substantially greater financial resources than that of the Company will not develop their own software based PBX solutions and subsequently adversely affect the Company's ability to market or sell its software based PBX solution, TeleVantage.

     TeleVantage could also face direct competition from companies with significantly greater financial, marketing, service, support and technical resources. In addition to the possibility that these companies may release a software based PBX solution, they have signaled their intentions to develop "IP" (Internet Protocol) based applications. Several of the Company's potential competitors with substantially greater financial resources have recently announced partnerships designed to develop, market and sell IP based and software based telephony solutions. These developments could put the Company at a competitive disadvantage and adversely affect the Company's ability to sell and market its own software based PBX solution, TeleVantage. The Company anticipates certain competitors with greater financial resources will continue to make substantial new investments in developing IP based and software based telephony solutions and may form further partnerships that will put the Company at a competitive disadvantage. Thus there can be no assurance that the Company will be able to successfully market or sell its own competing IP based or software based telephony solutions.

     COMPUTER TELEPHONY HARDWARE SUPPLIER DEPENDENCIES. The Company's software based PBX product, TeleVantage, is designed to operate in conjunction with voice processing boards manufactured by Dialogic Corporation. Additionally, Dialogic is currently the Company's only supplier of the voice processing boards that are necessary for the operation of TeleVantage. If Dialogic becomes unable to continue to manufacture and supply these boards in the volume, price and technical specifications the Company requires, then the Company would have to adapt its products to a substitute supplier. Introducing a new supplier of voice processing boards could result in unforseen additional product development or customization costs and could introduce hardware and software operating or compatibility problems. These problems could affect product shipments, be costly to correct or damage the Company's reputation in the markets in which it operates, and could have a material adverse affect on its business, financial condition or results of operations.

     Additionally,   Dialogic  hardware  failures  could  adversely  affect  the
Company's ability to ship and sell its own software products, damage its reputation in the markets in which it operates, and could have a material adverse affect on its business, financial condition or results of operations.

     COMPUTER TELEPHONY CUSTOMERS AND MARKET ACCEPTANCE. The Company is currently and will continue to invest significant resources in the development, marketing and sales of TeleVantage, a software based PBX. There can be no assurance that the Company will achieve market acceptance of these products whose PBX and related telephone needs have traditionally been served through proprietary PBX and key system distributors and interconnects. Additionally, the Company's software based PBX products are principally targeted at small to medium sized businesses. The Company's potential customer base for its TeleVantage product, small and medium sized businesses, have well established histories of buying existing telecommunications products, including proprietary PBXs and related products, and have found such products to be generally reliable. Moreover, large companies such as Lucent, Nortel and Toshiba, have invested substantial resources in the development and marketing of existing proprietary PBXs and related products and maintain well developed distribution channels. Accordingly, the Company will face substantial market barriers and competitive pressures in achieving market acceptance of its new software based PBX products. There can be no assurance that the Company will be successful in establishing a critical mass of qualified computer telephony resellers or that such resellers will be able to successfully market TeleVantage. The Company's success in selling these products will likely be influenced by its ability to attract and inform qualified VARs and distributors and interconnects on the features and functionality of these emerging technologies.

     The Company's computer telephony products compete in a relatively immature industry with as yet unproven technologies. The Company believes that there will be a gradual evolution toward open server-based telephony enabled applications from the traditional proprietary PBX environment and that, in such a new environment, software based PBX systems will be widely accepted. The Company also believes that there may be an eventual gravitation toward Internet Protocol architectures and/or voice over wire applications. However, there can be no assurance that the current technological innovations in the computer telephony industry will be widely adopted by small to medium sized businesses or that telephony standards will evolve in a manner that is advantageous to or anticipated by the Company.

     TeleVantage currently runs only on Microsoft Windows NT servers. In addition, the Company's products use other Microsoft Corporation technologies, including Microsoft Exchange Server and Microsoft SQL Server. A decline in market acceptance for Microsoft technologies or the increased acceptance of other server technologies could cause the Company to incur significant development costs and could have a material adverse effect on our ability to market our current products. Although, the Company believes Microsoft technologies will continue to be widely used by businesses, there nonetheless can be no assurance that businesses will adopt these technologies as anticipated or will not migrate to other competing technologies that the Company's telephony products do not currently support.

     Additionally, since the operation of the Company's software based PBX solution is dependent upon certain Microsoft technologies, there can be no assurances that in the event of a price increase by Microsoft on its SQL Server licenses or other technologies that the Company will be able to continue to successfully sell and market its software based PBX.

COMMUNICATIONS AND NETWORKING SOFTWARE

     NETWORKING AND COMMUNICATIONS SOFTWARE CUSTOMERS. The Company relies on a network of distributors and VARs for a significant portion of both its domestic and international networking and communications software product revenues. A majority of the sales of CoSession Remote, the Company's remote communications software product, are to PC original equipment manufacturers. Generally, there are no minimum purchase requirements for the Company's distributors, VARs or OEMs and many of the Company's distributors and VARs sell competitive products. There can be no assurance that these customers will give priority to the marketing of the Company's products compared to competing products or alternative solutions or that such customers will continue to offer the
Company's products. In the event of the termination of the Company's relationship with one or more major distributors, the Company would have to find suitable alternative channels of distribution. The absence of such alternatives could have an adverse affect on the Company's business, financial condition and results of operation. Certain of the Company's OEM relationships require the scheduled delivery of product revisions and new products. Some of the Company's OEM product offerings involve the bundling of licensed technologies with its own technologies. The failure of the Company and/or one of its licensors to adhere to agreed-upon product delivery schedules could result in the termination of key relationships with major PC manufacturers, which could have an adverse impact on current and future revenues in the OEM channel. The Company's OEM revenue streams are dependent upon the maintenance of one or more key OEM relationships. The termination of any one of these relationships may have an adverse affect on the Company's current and future revenues.

     NETWORKING AND COMMUNICATIONS SOFTWARE COMPETITORS. The Company's major competitors in the small business networking market are Microsoft, the industry's principal operating system provider, and Novell, the industry's leading network operating system provider. Both of these companies have substantially greater financial, technological, production and sales and marketing resources than those of the Company.

     Management believes that the inclusion of networking capabilities (printer, file and application sharing) in Microsoft's Windows 95/98 operating system (released in August 1995 and June 1998, respectively) has had and will continue to have a significant detrimental impact on sales of the Company's LANtastic NOS products. Windows 95/98 is pre-loaded on virtually all Pentium processor-based personal computers currently sold worldwide. In April 1999, Microsoft released Windows 2000 Beta 3.0. Management believes that Microsoft will release Windows NT 5.0 (Windows 2000) in mid 1999. Windows NT 5.0 (Windows 2000) will likely combine the enhanced security features of Windows NT 4.0 with the functionality of Windows 98. This release may further erode the market share of the Company's

LANtastic  NOS product line.  The Company  believes that Windows NT 5.0 (Windows
2000) server will include both modem sharing and internet sharing capabilities. The inclusion of modem sharing and internet sharing capabilities in Windows NT could result in substantially increased competition for the Company's ModemShare and i.Share products, which could have a significant impact on the Company's sales and operating results.

ITEM 2(a). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

     INTEREST RATE RISK. Artisoft may be exposed to interest rate risk on certain of its cash equivalents. The value of certain of the Company's cash equivalents may be impacted in a rising interest rate investment environment. Although Artisoft does not anticipate any material losses from such a movement in interest rates, no assurances can be made that material losses will not be incurred in the future.

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

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

          No. 11 - Computation of Net Loss Per Share
          No. 27 - Financial Data Schedule for Form 10-Q dated November 12, 1999

(c)  Reports on Form 8-K

          None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        ARTISOFT, INC.








Date: November 12, 1999                 By /s/ T. Paul Thomas
                                           -------------------------------------
                                           T. Paul Thomas
                                           President and Chief Executive Officer



                                        By /s/ Kirk D. Mayes
                                           -------------------------------------
                                           Kirk D. Mayes
                                           Controller and Acting Chief Financial
                                           Officer