Form 10-Q
period 1999-12-31
ARTISOFT INC
filed 2000-02-14
CIK 877931

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                   20549-1004

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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


                               5 Cambridge Center
                               Cambridge, MA 02142
                                 (617) 354-0600
    ------------------------------------------------------------------------
    (Address, Including Zip Code, and Telephone Number, Including Area Code,
                  of Registrant's Principal Executive Offices)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                                YES [X]   NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date (February 11, 2000).

                 Common Stock, $.01 par value: 15,154,056 shares

================================================================================

                         ARTISOFT INC. AND SUBSIDIARIES
                                      INDEX

                                                                          Page
                                                                          ----
PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                Condensed Consolidated Balance Sheets-
                  December 31, 1999 and June 30, 1999                       3

                Condensed Consolidated Statements of Operations-
                  Three Months and Six Months Ended
                  December 31, 1999 and 1998                                4

                Condensed Consolidated Statements of Cash Flows-
                  Six Months Ended December 31, 1999 and 1998               5

                Notes to Condensed Consolidated
                  Financial Statements                                     6-8

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations              9-20


PART II. OTHER INFORMATION

        Item 1. Legal Proceedings                                           21

        Item 2. Changes in Securities                                       21

        Item 3. Defaults Upon Senior Securities                             21

        Item 4. Submission of Matters to a Vote by Security Holders         21

        Item 5. Other Information                                           22

        Item 6. Exhibits and Reports on Form 8-K                            22


SIGNATURES                                                                  23

EXHIBITS

   11   Computation of Net Income (Loss) Per Share

   27   Financial Data Schedule

                         ARTISOFT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                        December 31,   June 30,
ASSETS                                                      1999         1999
                                                        ------------   --------
                                                        (unaudited)
Current assets:
 Cash and cash equivalents                               $ 17,064      $ 16,148
Receivables:
 Trade accounts, net                                        2,875         2,267
 Other receivables                                            136            66
 Inventories                                                1,620         1,214
 Prepaid expenses                                             295           335
                                                         --------      --------
       Total current assets                                21,990        20,030
                                                         --------      --------

Property and equipment                                      6,546         6,349
Less accumulated depreciation and amortization             (5,399)       (4,984)
                                                         --------      --------
       Net property and equipment                           1,147         1,365
                                                         --------      --------

Other assets                                                  837         1,163
                                                         --------      --------
                                                         $ 23,974      $ 22,558
                                                         ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                        $  1,487      $  1,229
 Accrued liabilities                                        1,705         2,383
 Deferred revenue                                           1,939            83
 Current portion of capital lease obligations                  --           289
                                                         --------      --------
      Total current liabilities                             5,131         3,984
                                                         --------      --------
Commitments and contingencies

Shareholders' equity:
 Preferred stock, $1.00 par value. Authorized
  11,433,600 shares; none issued
 Common stock, $.01 par value. Authorized
  50,000,000 shares; issued 28,352,702 shares at
  December 31, 1999 and 28,144,477 shares at
  June 30, 1999                                               283           281
 Additional paid-in capital                                97,507        96,869
 Accumulated deficit                                       (9,163)       (8,792)
 Less treasury stock, at cost, 13,320,500 shares at
  December 31, 1999 and June 30, 1999                     (69,784)      (69,784)
                                                         --------      --------
       Total shareholders' equity                          18,843        18,574
                                                         --------      --------
                                                         $ 23,974      $ 22,558
                                                         ========      ========

     See accompanying notes to condensed consolidated financial statements.

                         ARTISOFT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                 Three Months Ended         Six Months Ended
                                     December 31,              December 31,
                                ---------------------     ----------------------
                                  1999         1998         1999         1998
                                --------     --------     --------     --------
                                     (unaudited)               (unaudited)

Net sales                       $  6,727     $  5,402     $ 13,128     $ 10,496
Cost of sales                      1,849        1,608        4,071        2,964
                                --------     --------     --------     --------
    Gross profit                   4,878        3,794        9,057        7,532
                                --------     --------     --------     --------

Operating Expenses:
  Sales and marketing              2,567        2,014        4,922        4,144
  Product development              1,439        1,199        2,907        2,441
  General and administrative       1,023        1,049        2,048        1,928
                                --------     --------     --------     --------
    Total operating expenses       5,029        4,262        9,877        8,513
                                --------     --------     --------     --------

Loss from operations                (151)        (468)        (820)        (981)

Other income, net                    262          238          449          419
                                --------     --------     --------     --------

    Net income (loss)           $    111     $   (230)    $   (371)    $   (562)
                                --------     --------     --------     --------

Net income (loss) per common
  share -- basic and diluted    $    .01     $   (.02)    $   (.02)    $   (.04)
                                --------     --------     --------     --------

Weighted average common shares
  outstanding:
    Basic                         14,933       14,686       14,956       14,711
                                --------     --------     --------     --------

    Diluted                       16,228       14,686       14,956       14,711
                                --------     --------     --------     --------

     See accompanying notes to condensed consolidated financial statements.

                         ARTISOFT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                             Six Months Ended
                                                               December 31,
                                                         -----------------------
                                                            1999         1998
                                                          --------     --------
                                                         (unaudited)
Cash flows from operating activities:
  Net loss                                                $   (371)    $   (562)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
  Depreciation and amortization                                745          713
  Loss from disposition of property, net                        30            1
  Change in accounts receivable and
   inventory allowances                                       (134)        (327)
  Changes in assets and liabilities:
     Receivables
     Trade accounts                                           (449)       1,097
     Notes and other                                           (70)         100
     Inventories                                              (431)         276
     Prepaid expenses                                           40         (111)
     Accounts payable and accrued liabilities                 (421)        (423)
     Deferred revenue                                        1,856           (3)
     Accrued restructuring costs                                --       (1,102)
     Other assets                                               --          (43)
                                                          --------     --------
       Net cash provided by (used in)
         operating activities                                  795         (384)
                                                          --------     --------

Cash flows from investing activities:
  Proceeds from sale of property and equipment                  --            9
  Purchases of property and equipment                         (230)        (635)
                                                          --------     --------
       Net cash used in investing activities                  (230)        (626)
                                                          --------     --------

Cash flows from financing activities:
  Proceeds from issuance of common stock                       640          230
  Principal payments on long term debt                        (289)        (243)
                                                          --------     --------
       Net cash provided by (used in)
         financing activities                                  351          (13)
                                                          --------     --------

Net (decrease) increase in cash and cash equivalents           916       (1,023)
Cash and cash equivalents at beginning of period            16,148       18,514
                                                          --------     --------
Cash and cash equivalents at end of period                $ 17,064     $ 17,491
                                                          ========     ========

     See accompanying notes to condensed consolidated financial statements.

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

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (of a normal recurring nature) which are necessary for a fair presentation of the financial results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented accurate, it is suggested that these condensed consolidated financial statements be read in conjunction with the condensed consolidated financial statements and the notes thereto included in the Company's 1999 Annual Report to Shareholders and report on Form 10-K. The results of operations for the three or six month periods ended December 31, 1999 are not necessarily indicative of the results to be expected for the full year.

(2) COMPUTATION OF NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per share is computed by dividing income attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock that then shared in the earnings (loss) of the Company. In calculating net loss per common share for the six months ended December 31, 1999 and the three and six month periods ended December 31, 1998, 1,115,067, 85,769 and 46,096 common stock equivalent shares consisting of stock options have been excluded because their inclusion would have been anti-dilutive.

(3) SEGMENTATION OF FINANCIAL RESULTS

     The financial results for the three month and six month periods ended December 31, 1999 and 1998 are summarized below by product group:

                                             Three Months        Three Months
                                                 Ended               Ended
                                           December 31, 1999   December 31, 1998
                                           -----------------   -----------------
COMPUTER TELEPHONY GROUP:
Net sales                                       $3,653              $ 1,595
Gross profit                                    $2,413              $   849
Gross profit margin                                 66%                  53%
Operating loss                                  $ (932)             $(1,604)
Net loss                                        $ (670)             $(1,604)
Capital expenditures                            $   83              $   283
Depreciation and amortization expense           $  144              $   112

COMMUNICATIONS SOFTWARE GROUP:
Net sales                                       $3,074              $ 3,807
Gross profit                                    $2,465              $ 2,945
Gross profit margin                                 80%                  76%
Operating income                                $  781              $ 1,136
Net income                                      $  781              $ 1,374
Capital expenditures                            $   29              $   130
Depreciation and amortization expense           $  209              $   259

                                               Six Months          Six Months
                                                 Ended               Ended
                                           December 31, 1999   December 31, 1998
                                           -----------------   -----------------
COMPUTER TELEPHONY GROUP:
Net sales                                       $ 6,374             $ 2,952
Gross profit                                    $ 3,866             $ 1,686
Gross profit margin                                  61%                 57%
Operating loss                                  $(2,588)            $(3,165)
Net loss                                        $(2,139)            $(3,165)
Capital expenditures                            $   166             $   500
Depreciation and amortization expense           $   301             $   195

COMMUNICATIONS SOFTWARE GROUP:
Net sales                                       $ 6,754             $ 7,544
Gross profit                                    $ 5,191             $ 5,846
Gross profit margin                                  77%                 78%
Operating income                                $ 1,768             $ 2,184
Net income                                      $ 1,768             $ 2,602
Capital expenditures                            $    64             $   135
Depreciation and amortization expense           $   444             $   518

     The Company's Computer Telephony Product Group principally includes revenues from the TeleVantage and Visual Voice product lines. The Company's Communications Software Group includes revenues from the BizFax, CoSession Remote, i.Share, LANtastic NOS, ModemShare and WinBeep product lines.

(4) INVENTORIES

     Inventories at December 31, 1999 and June 30, 1999 consist of the following:

                                               December 31,         June 30,
                                                  1999                1999
                                                -------             -------
                                               (unaudited)

     Raw materials                              $   871             $ 1,177
     Work-in-process                                  3                   7
     Finished goods                                 914                 173
                                                -------             -------
                                                  1,788               1,357
     Inventory allowances                          (168)               (143)
                                                -------             -------
                                                $ 1,620             $ 1,214
                                                =======             =======

(6) PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1999 and June 30, 1999 consist of the following:

                                                    December 31,  June 30,
                                                       1999         1999
                                                      -------      -------
                                                    (unaudited)

     Furniture and fixtures                           $    39      $    36
     Computers and other equipment                      6,240        6,046
     Leasehold improvements                               267          267
                                                      -------      -------
                                                        6,546        6,349
     Accumulated depreciation and amortization         (5,399)      (4,984)
                                                      -------      -------
                                                      $ 1,147      $ 1,365
                                                      =======      =======
(7) OTHER ASSETS

     Other assets at December 31, 1999 and June 30, 1999 consist of the following:

                                                    December 31,  June 30,
                                                       1999         1999
                                                      -------      -------
                                                    (unaudited)

     Trademarks and patents, net of
     accumulated amortization of $106 and $95          $   18      $   29
     Purchased technology, net of accumulated
       amortization of $2,195 and $1,451                  694       1,009
     Recoverable deposits and other                       125         125
                                                       ------      ------
                                                       $  837      $1,163
                                                       ======      ======
(8) ACCRUED LIABILITIES

     Accrued liabilities at December 31, 1999 and June 30, 1999 consist of the following:

                                                   December 31,    June 30,
                                                       1999          1999
                                                      -------      -------
                                                    (unaudited)

     Compensation and benefits                        $  923        $1,183
     Payroll, sales and property taxes                   122           258
     Marketing                                           386           427
     Royalties                                           117           216
     Other                                               157           299
                                                      ------        ------
                                                      $1,705        $2,383
                                                      ======        ======

                         ARTISOFT, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     NET SALES. Net sales for the Company's Computer Telephony Product Group increased 129% to $3.7 million for the quarter ended December 31, 1999 from $1.6 million for the quarter ended December 31, 1998. Net sales increased 116% to $6.4 million from $3.0 million for the six month period ended December 31, 1999. The increase in net sales for both the three and six month periods ended December 31, 1999 was principally due to two factors: First, an increase in the sales of the Company's TeleVantage product line and second, the sale of the Company's Visual Voice source code to Intel Corporation during the quarter ended December 31, 1999. During the quarter ended December 31, 1999, Intel Corporation purchased the Company's Visual Voice product line for $2.7 million. Intel Corporation also agreed to pay the Company $1.5 million in professional service fees associated with support and services provided to Intel and the existing Visual Voice customers between October 1, 1999 and June 30, 2000. The Company recognized $.9 million of revenue on the sale of the Visual Voice source code and $.5 million in professional services revenue during the quarter ended December 31, 1999.

     Net sales for the Company's Communications Software Product Group decreased 19% to $3.1 million for the quarter ended December 31, 1999 from $3.8 million for the quarter ended December 31, 1998. Net sales decreased 10% to $6.8 million from $7.5 million for the six month period ended December 31, 1999. The decrease in net sales for both the three and six month periods ended December 31, 1999 was principally due to a decline in the sales of the Company's ConfigSafe product line (licensed from a third party) and lower sales of the Company's Lantastic network operating system (NOS) products.

     The Company's overall net sales increased 25% to $6.7 million for the quarter ended December 31, 1999 from $5.4 million for the quarter ended December 31, 1998. The Company's overall net sales also increased 25% to $13.1 million for the six month period ended December 31, 1999 from $10.5 million for the six month period ended December 31, 1998. The increase for both the quarter and six month period ended December 31, 1999 compared to the corresponding periods in the prior year is principally due to substantially higher sales of the Company's Computer Telephony Product, TeleVantage and the sale of the Visual Voice source code to Intel Corporation. These increases were offset to a significant degree by lower sales of certain of the Company's Communications Software Group products.

     The Company distributes its products internationally and tracks sales by major geographic area. Non-U.S. sales decreased 9% to $1.0 million (15% of net sales) for the quarter ended December 31, 1999 from $1.1 million (20% of net sales) for the same quarter a year ago. International sales remained unchanged at $2.0 million (15% of net sales) for the six month period ended December 31, 1999 from $2.0 million (19% of net sales) for the same period in fiscal 1999. The percentage decrease in international sales and the decrease in aggregate dollars for the quarter ended December 31, 1999, as compared to the corresponding period in fiscal 1999, primarily resulted from a continued decline in worldwide sales of the Company's LANtastic NOS products offset partially by increased international sales of the Company's TeleVantage product. The Company has recently entered into new international distribution relationships with Data Link Telecommunications, Olivetti Ricerca, Midia, Ltd., iKON, ALR AG and Affinity LAC.

     GROSS PROFIT. The Company's gross profit was $4.9 million for the quarter ended December 31, 1999 and $3.8 million for the quarter ended December 31, 1998 or 73% and 70% of net sales, respectively. The Company's gross profit was $9.1 million for the six month period ended December 31, 1999 and $7.5 million for the six month period ended December 31, 1998 or 69% and 72% of net sales, respectively. The increase in gross profit percentage for the quarter ended December 31, 1999 was due to a number of factors including: a shift to higher margin TeleVantage software sales instead of lower margin TeleVantage Not For Resale kits (NFR's); second, lower royalty expenses incurred on certain of the Company's Communication Software Group products and; third, the receipt of funds for the sale of Visual Voice source code. The net increase in aggregate dollars of gross profit margin for the quarter and six month periods ended December 31,

1999 as compared to the corresponding periods in fiscal 1999 is due to higher net sales from the Company's Computer Telephony Product Group. The decrease in gross profit percentage for the six month period ended December 31, 1999 compared to the corresponding six month period in fiscal 1999, is due to Computer Telephony net sales being a higher percentage of overall net sales during the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999.

     SALES AND MARKETING. Sales and marketing expenses were $2.6 million for the quarter ended December 31, 1999 and $2.0 million for the quarter ended December 31, 1998, representing 38% and 37% of net sales, respectively. Sales and marketing expenses were $4.9 million and $4.1 million for the six-month periods ended December 31, 1999 and 1998, respectively (37% and 39% of net sales, respectively). The increase in sales and marketing expenses in aggregate dollars for the quarter and six month periods ended December 31, 1999 compared to the same periods in fiscal 1999 was due principally to increased expenditures on the sales and marketing personnel in the Company's Computer Telephony Products Group, offset by decreased expenditures on such personnel in the Company's Communications Software Group. The increase in sales and marketing expenses as a percentage of sales for the quarter ended December 31, 1999 compared to the same period in fiscal 1999 is due to the same increase in expenditures on sales and marketing personnel. The decrease in sales and marketing expenses as a percentage of sales for the six month period ended December 31, 1999 compared to the same period in fiscal 1999 was principally attributable to the increase in the Company's net sales.

     PRODUCT DEVELOPMENT. Product development expenses were $1.4 million for the quarter ended December 31, 1999 and $1.2 million for the quarter ended December 31, 1998, representing 21% and 22% of net sales, respectively. Product development expenses were $2.9 million for the six month period ended December 31, 1999 and $2.4 million for the six month period ended December 31, 1998, representing 22% and 23% of net sales, respectively. The increase in aggregate product development expenses for the quarter and six month periods ended December 31, 1999 compared to the same period in fiscal 1999 is principally attributable to the addition of product development resources in the Company's Computer Telephony Group. The addition of new development personnel to the Computer Telephony Group during the quarter ended December 31, 1999 was required to meet planned future product introduction timetables. Specifically, the Company has added development and distribution personnel in anticipation of the Company's entry into two development and distribution agreements, one with Intel Corporation, pursuant to which the company will port TeleVantage to Intel's CT Media Server, and the second with Toshiba America Information Systems ("Toshiba"), pursuant to which the Company will be required to meet certain development milestones. The decrease in development expenses as a percentage of net sales for both the quarter and six month periods ended December 31, 1999, is principally due to higher overall net sales. The Company believes the introduction of new products to the market in a timely manner is critical to its future success.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1.0 million for the quarter ended December 31, 1999 and 1998, representing 15% and 19% of net sales, respectively. General and administrative expenses were $2.0 million and $1.9 million for the six month period ended December 31, 1999 and 1998, representing 16% and 18% of net sales, respectively. The decrease in general and administrative expenses as a percentage of net sales for both the quarter and six month periods ended December 31, 1999 compared to the same period in fiscal 1999 is principally the result of the increase in overall net sales. The increase in general and administrative expenses in aggregate dollars for the six month period ended December 31, 1999 is principally due to higher occupancy costs and depreciation and amortization expenses associated with the Company's Cambridge, Massachusetts-based headquarters facilities and equipment.

     OTHER INCOME, NET. For the quarter ended December 31, 1999, other income, net, increased to $262,000, from $238,000 in the corresponding quarter of fiscal 1999. For the six month period ended December 31, 1999, other income, net, increased to $449,000 from $419,000. The increase for the quarter and six months ended December 31, 1999 resulted principally from the receipt of increased interest income on the Company's cash and investment balances and to a lesser extent by reduced interest expense on certain of the Company's capital lease arrangements.

FUTURE RESULTS

     The Company intends to continue to increase its investments and expenditures in sales, marketing and development of its flagship product, TeleVantage. The Company likewise intends to limit or even reduce its investments in its Communications Software Group. The Company will likely see increased operating expenditures over the next several quarters as it completes planned development, marketing and sales personnel expansion efforts in its Computer Telephony Product Group. With these planned headcount increases, the Company may also see increased occupancy expenses associated with its Cambridge, Massachusetts corporate headquarters.

     In September 1999, the Company announced that it would investigate alternatives for a possible division of its business units, which could involve the sale or other disposition of all or a portion of one of the Company's business units. The Company has retained the services of an investment banking firm to assist it in evaluating its options. There can be no assurances that the Company will be successful in the separation of its business units. The Company may also choose to pursue alternatives that do not include a separation of the two product groups. If the Company's investigation of its alternatives leads to some form of a divestiture of one of the Company's business units, there can be no assurances that the Company will remain profitable in the future or that revenues will remain at current levels. In the three and six month periods ended December 31, 1999, the Communications Software Group has had net income of $.8 million and $1.8 million, respectively, compared to the Computer Telephony Group's net losses of $.7 and $2.1 million during the same respective periods. In addition, the Communications Software Group has accounted for 46% and 51% of the Company's net sales for the three and six month period ended December 31, 1999, respectively. On the other hand, if the Company does not divest itself of the Communications Software Group, it is unlikely that, with the reduced sales, marketing and development expenditures on its communications software products, profit and revenue levels for communications software products will continue at their current levels in the future.

     In December 1999, the Company executed an Intellectual Property (IP) Purchase Agreement with Intel Corporation. The Company agreed to sell its Visual Voice software code to Intel Corporation for consideration of $2.7 million. The $2.7 million was paid to Artisoft upon execution of the agreement on December 30, 1999. Intel also agreed to allow the Company to continue to sell its Visual Voice software until June 30, 2000 royalty free up to a maximum of $1.4 million in sales per quarter. Subsequent to June 30, 2000 the Company will be required to pay a royalty to Intel on all sales of Visual Voice software. Intel also agreed to pay the Company $1.5 million in professional services revenue. The Company recognized $1.4 million of this revenue during the quarter ended December 31, 1999 and anticipates it will recognize $1.4 million of this revenue during the quarter ended March 31, 2000 and another $1.4 million during the quarter ended June 30, 2000.

     In December 1999, the Company executed a strategic partnership with Intel to deliver a jointly developed software-based phone system. Under the terms of the agreement, the Company will be required to port TeleVantage to Intel's CT Media software platform.

     In January 2000, the Company executed a strategic partnership with Toshiba America Information Systems ("Toshiba") intended to allow the Company and Toshiba to deliver an integrated communications server and software-PBX solution for small and midsized businesses. Under the terms of the agreement, Toshiba will invest in licenses of TeleVantage for customized versions of the software product to be integrated with its computer telephony systems and communications server product offerings. The Company will be required to meet certain development milestones in providing the customized software to Toshiba. The Company also announced that Toshiba will acquire 100,000 shares of Artisoft common stock at a price of $6.994 per share and have the right to acquire an additional 50,000 shares pursuant to a warrant agreement. Additionally, the Company has authorized Toshiba to purchase up to an additional 1,350,000 shares of Artisoft common stock on the open market. The Company will incur a charge of approximately $2.2 million dollars on the issuance of these securities, which will be recognized as expense over the three year life of the agreement. The recognition of this expense will begin in the third quarter of fiscal year 2000. The Company does not anticipate that this expense recognition will materially affect its operating results.

     The failure of the Company to successfully meet its development milestones on either one of these key strategic agreements may have a adverse effect on the Company's anticipated future revenues from TeleVantage. The Company's ability to significantly expand its selling and marketing of TeleVantage to a broad customer base may depend on its ability to successfully execute these two key strategic agreements. The failure of one or both of these partnerships or the Company's inability to continue to develop future strategic partnerships could adversely effect the Company's operating results.

     During the quarter ended December 31, 1999, the Company experienced shortages of several of its key Dialogic hardware components utilized in the TeleVantage software-based PBX phone systems. While the Company believes that these quality problems and supply constraints have been remedied should such failures or shortages recur they could have a material adverse impact on the Company's future operating results.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of $17.1 million at December 31, 1999 compared to $16.1 million at June 30, 1999 and working capital of $16.9 million at December 31, 1999 compared to $16.0 million at June 30, 1999. The increase in cash and cash equivalents of $1.0 million was the result of the following factors: the receipt of a $2.7 million payment from Intel Corporation for the sale of the Visual Voice source code. The increase in the Company's working capital of $.9 million was primarily the result of the Company's receipt of the $2.7 million payment from Intel Corporation (of which only $.9 million was recognized as revenue during the quarter ended December 31, 1999.

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

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM
ACT OF 1995

     This Form 10-Q may contain forward-looking statements that involve risks and uncertainties. Among the important factors that could cause actual results to differ materially from forward looking statements contained herein are the impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources, product development and commercialization risks, costs associated with the integration and administration of acquired operations, capacity and supply constraints or difficulties, the results of financing efforts, and other risks detailed from time to time in the Company's Securities and Exchange Commission filings. The Company filed its first quarter fiscal 2000 form 10-Q on November 15, 1999.

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

     NEW INDUSTRY DEVELOPMENT. The Company's principal product, TeleVantage, competes in the newly emerging software-based PBX market. Software-based PBX products operate in conjunction with and are affected by developments in other related industries. These industries include highly developed product markets, such as PCs, PC operating systems and servers, proprietary PBX and related telephone hardware and software products, and telephone, data and cable transmission systems, as well as new emerging products and industries, such as internet communications and Internet Protocol ("IP") telephony. All of these industries and product markets are currently undergoing rapid changes, market evolution and consolidation. The manner in which these industries and products evolve, including the engineering- and market-based decisions that are made regarding the interconnection of the products and industries, will affect the opportunities and prospects for the Company's computer telephony products, including TeleVantage. The Company's software-based PBX solution, TeleVantage, competes directly with other software-based PBX solutions as well as existing traditional, proprietary hardware solutions offered by companies such as Lucent and Nortel. While the Company anticipates a gradual migration toward software-based PBX solutions, there can be no assurances that this will actually occur or will occur at the rate that the Company anticipates.

     RETURNS AND PRICE PROTECTION. The Company is exposed to the risk of product returns and rotations from its distributors and value added resellers, which are estimated and recorded by the Company as a reduction in sales. Although the Company attempts to monitor its reseller and distributor inventories to be consistent with current levels of sell through, localized overstocking may occur with certain products due to rapidly evolving market conditions. In addition, the risk of product returns and rotations may increase if the demand for its existing products should rapidly decline due to regional economic troubles or increased competition. Although the Company believes that it provides adequate allowances for product returns and rotations, there can be no assurance that actual product returns and rotations will not exceed the Company's allowances. Any product returns and rotations in excess of recorded allowances could result in a material adverse effect on net sales and operating results. As the Company introduces more new products, the predictability and timing of sales to end users and the management of returns to the Company of unsold products by distributors and volume purchasers becomes more complex and could result in material fluctuations in quarterly sales and operating results.

     FACTORS AFFECTING PRICING. Substantially all of the Company's revenue in each fiscal quarter results from orders booked in that quarter. A significant percentage of the Company's bookings and sales to distributors and value added resellers historically have occurred during the last month of the quarter and are concentrated in the latter half of that month. Orders placed by major customers are typically based upon customers' recent historical and forecasted sales levels for Company products and inventory levels of Company products desired to be maintained by those major customers at the time of the orders. Moreover, orders may also be based upon financial practices by major customers designed to increase the return on investment or yield on the sales of the Company's products to value added resellers or end-users. Major distribution customers occasionally receive market development funds from the Company for purchasing Company products and from time to time extended terms, in accordance with industry practice, depending upon competitive conditions. The Company currently does not offer any cash rebates to its U.S. distribution partners. Changes in purchasing patterns by one or more of the Company's major customers, changes in customer policies pertaining to desired inventory levels of Company products, negotiations of market development funds and changes in the Company's ability to anticipate in advance the product mix of customer orders could result in material fluctuations in quarterly operating results.

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

     TECHNOLOGICAL CHANGE. The markets for computer telephony solutions are characterized by rapid technological change, changing customer needs, frequent product introductions and evolving industry standards. The introduction of products incorporating new technologies and the emergence of new industry standards could render the Company's existing products obsolete and unmarketable. The Company's future success will depend upon its ability to develop and introduce new computer telephony products (including new releases and enhancements) on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. There can be no assurance that the Company will be successful in developing and marketing new computer telephony products that respond to technological changes or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products, or that its new products will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce new computer telephony products in a timely manner in response to changing market conditions or customer requirements, the Company's business, results of operations and financial condition could be adversely affected.

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

     INTEL HARDWARE AVAILABILITY AND QUALITY. Most of the Company's computer telephony software requires the availability of Intel hardware. Specifically, the TeleVantage software-based PBX operates on Intel boards. To the extent that these boards become unavailable or in short supply the Company could experience delays in shipping software-based phone systems to its customers which may have a material adverse affect on the Company's future operating results. In addition, the Company is dependent on the reliability of the Intel hardware that its software-based phone system operates on. To the extent that the Intel hardware has defects, becomes unreliable or does not perform in a manner that is acceptable to the Company's customers, the Company could experience a material adverse impact on its future operating results. Such delays or quality problems if encountered could also cause damage to the Company's reputation for delivering high quality, reliable computer telephony solutions.

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

     DEPENDENCE UPON KEY PERSONNEL. The Company's future performance depends in significant part upon key technical and senior management personnel. The Company is dependent on its ability to identify, hire, train, retain and motivate high quality personnel, especially highly skilled engineers involved in the ongoing research and development required to develop and enhance the Company's software products and introduce enhanced future products. The industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. There can be no assurance that the Company's current employees will continue to work for the Company or that the Company will be able to hire additional employees on a timely basis. Loss of services of existing key employees or failure to timely hire new key employees could have a material adverse effect on the Company's business, results of operations and financial condition. The Company expects to grant additional stock options and provide other forms of incentive compensation to attract and retain key technical and executive personnel. These additional incentives will lead to higher compensation costs in the future and may adversely effect the Company's future results of operations. The Company has experienced and expects to continue to experience difficulty in hiring key technical personnel in certain of its key development offices. These difficulties could lead to higher compensation costs and may adversely effect the Company's future results of operations.

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

     POSSIBLE VOLATILITY OF STOCK PRICE. The trading price of the Company's Common Stock is likely to be subject to significant fluctuations in response to variations in quarterly operating results, changes in management, announcements of technological innovations or new products by the Company, its customers or its competitors, legislative or regulatory changes, general trends in the industry and other events or factors. The stock market has experienced extreme price and volume fluctuations which have particularly affected the market price for many high technology companies similar to the Company and which have often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's
Common Stock. Further, factors such as announcements of new strategic partnerships or product offerings by the Company or its competitors and market conditions for stocks similar to that of the Company could have significant impact on the market price of the Common Stock.

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

     TeleVantage is a telephone system designed for small and medium sized businesses and branch offices. The Company believes TeleVantage offers functionality superior to that of a traditional standalone PBX. However, due to the complexity of this software and the mission critical systems it is designed to operate, there can be no assurances that the software will be successfully sold in high volume. Additionally, there can be no assurances that competitors with substantially greater financial resources than that of the Company will not develop their own software-based PBX solutions and subsequently adversely affect the Company's ability to market or sell its software-based PBX solution, TeleVantage.

     TeleVantage could also face direct competition from companies with significantly greater financial, marketing, service, support and technical resources. In addition to the possibility that these companies may release a software-based PBX solution, they have signaled their intentions to develop "IP" (Internet Protocol) based applications. Several of the Company's potential competitors with substantially greater financial resources have recently announced partnerships designed to develop, market and sell IP based and software based telephony solutions. These developments could put the Company at a competitive disadvantage and adversely affect the Company's ability to sell and market its own software-based PBX solution, TeleVantage. Although the Company has recently partnered with Toshiba America Information Systems and Intel to deliver its software-based PBX to small and medium sized businesses there can be no assurances these partnerships will substantially expand the market presence of the Company's software-based PBX, TeleVantage. The Company anticipates certain competitors with greater financial resources will continue to make substantial new investments in developing IP based and software based telephony solutions and may form further partnerships that will put the Company at a competitive disadvantage. Thus there can be no assurance that the Company will be able to successfully market or sell its own competing IP based or software-based telephony solutions.

     COMPUTER TELEPHONY HARDWARE SUPPLIER DEPENDENCIES. The Company's software-based PBX product, TeleVantage, is designed to operate in conjunction with voice processing boards manufactured by Intel Corporation. Additionally, Intel is currently the Company's only supplier of the voice processing boards that are necessary for the operation of TeleVantage. If Intel becomes unable to continue to manufacture and supply these boards in the volume, price and technical specifications the Company requires, then the Company would have to adapt its products to a substitute supplier. Introducing a new supplier of voice processing boards could result in unforeseen additional product development or customization costs and could introduce hardware and software operating or compatibility problems. These problems could affect product shipments, be costly to correct or damage the Company's reputation in the markets in which it operates, and could have a material adverse affect on its business, financial condition or results of operations.

     Additionally,   Dialogic  hardware  failures  could  adversely  affect  the
Company's ability to ship and sell its own software products, damage its reputation in the markets in which it operates, and could have a material adverse affect on its business, financial condition or results of operations.

     COMPUTER TELEPHONY CUSTOMERS AND MARKET ACCEPTANCE. The Company is currently and will continue to invest significant resources in the development, marketing and sales of TeleVantage, a software-based PBX. There can be no assurance that the Company will achieve market acceptance of these products whose PBX and related telephone needs have traditionally been served through proprietary PBX and key system distributors and interconnects. The Company's potential customer base for its TeleVantage product, small, medium sized businesses and branch offices, have well established histories of buying existing telecommunications products, including proprietary PBXs and related products, and have found such products to be generally reliable. Moreover, large companies such as Lucent and Nortel, have invested substantial resources in the development and marketing of existing proprietary PBXs and related products and maintain well developed distribution channels. Accordingly, the Company will face substantial market barriers and competitive pressures in achieving market acceptance of its new software based PBX products. There can be no assurance that the Company will be successful in establishing a critical mass of qualified computer telephony resellers or that such resellers will be able to successfully market TeleVantage. The Company's success in selling these products will likely be influenced by its ability to attract and inform qualified VARs and distributors and interconnects on the features and functionality of these emerging technologies.

     The Company's computer telephony products compete in a relatively immature industry with as yet unproven technologies. The Company believes that there will be a gradual evolution toward open server-based telephony enabled applications from the traditional proprietary PBX environment and that, in such a new environment, software-based PBX systems will be widely accepted. The Company also believes that there may be an eventual gravitation toward Internet Protocol architectures and/or voice over wire applications. However, there can be no assurance that the current technological innovations in the computer telephony industry will be widely adopted by small to medium sized businesses or that telephony standards will evolve in a manner that is advantageous to or anticipated by the Company.

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

     Additionally, since the operation of the Company's software-based PBX solution is dependent upon certain Microsoft technologies, there can be no assurances that in the event of a price increase by Microsoft on its SQL Server licenses or other technologies that the Company will be able to continue to successfully sell and market its software- based PBX. Furthermore, Microsoft has not yet signaled whether they intend to offer a competing software-based PBX. Should Microsoft or any other operating system provider with substantially greater financial resources than that of the Company introduce competing product offerings, the Company could be put at a competitive disadvantage.

ITEM 2(a). QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

     (a)  The  Company's  Annual  Shareholders'  Meeting was held on November 2,
          1999.

     (b) At the Annual Shareholders' Meeting, proposals were considered for (1) the election of Kathryn B. Lewis as a Class I director to serve until the annual meeting of shareholders in 2002, (2) the election of James
          L. Zucco, Jr., as a Class I director to serve until the annual meeting of shareholders in 2002, (3) the approval of certain amendments to the Artisoft, Inc. Employee Stock Purchase Plan, and (4) the ratification of the selection of KPMG LLP as the independent public accountants of the Company for the 2000 fiscal year.

          The director-nominees were elected, the proposal of certain amendments to the Artisoft, Inc. Employee Stock Purchase Plan was approved and the ratification of KPMG LLP was approved with the voting results as follows:

                            Votes       Votes     Votes                  Not
Proposal                     For       Against   Withheld   Abstained    Voted
--------                     ---       -------   --------   ---------    -----
Election of
Kathryn B. Lewis
as a Class I Director     11,190,300        --   2,640,166     --      1,011,339

Election of
James L. Zucco, Jr.
as a Class I Director     13,691,839        --     138,627     --      1,011,339

Amendment to the
Artisoft, Inc. Employee
Stock Purchase Plan       12,975,039   130,582      76,348     --      1,659,836

Ratification of selection
KPMG LLP as independent
public accountants of
the Company for fiscal
year 2000                 13,755,111    38,105      37,250     --      1,011,339

ITEM 5. OTHER INFORMATION

     On February 11, 2000, the Company announced that T. Paul Thomas would resign as President and Chief Executive Officer of the Company, effective as of March 1, 2000. Michael P. Downey, Chairman of the Artisoft board will serve as interim President and Chief Executive Officer of the Company commencing March 1, 2000 and until Mr. Thomas' replacement has been selected and appointed. Mr. Thomas intends to continue as a Director of the Company to assist in the search for and the transition to his replacement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          No. 11 - Computation of Net Income (Loss) Per Share

          No. 27 - Financial Data Schedule for Form 10-Q dated February 14, 2000

     (b)  Reports on Form 8-K

          There were no reports filed on Form 8-K during the three months ended December 31, 1999

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       ARTISOFT, INC.


Date: February 14, 2000                By: /s/ T. Paul Thomas
                                           -------------------------------------
                                           T. Paul Thomas
                                           President and Chief Executive Officer


                                       By: /s/ Kirk D. Mayes
                                           -------------------------------------
                                           Kirk D. Mayes
                                           Controller and Acting Chief
                                           Financial Officer