Form 10-Q
period 2000-03-31
ARTISOFT INC
filed 2000-05-15
CIK 877931

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

    For the Quarterly Period Ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       COMMISSION FILE NUMBER 000 - 19462
                                 ARTISOFT, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                             86-0446453
-------------------------------                               -------------
(State or other jurisdiction of                               (IRS employer
        incorporation)                                    identification number)

                               5 CAMBRIDGE CENTER
                               CAMBRIDGE, MA 02142
                                 (617) 354-0600
               (Address, including zip code, and telephone number,
                      including area code, of registrant's
                          principal executive offices)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO THE FILING REQUIREMENTS FOR AT LEAST THE PAST 90 DAYS.

                                    YES[X] NO [ ]

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE (MAY 15, 2000).

                 COMMON STOCK, $.01 PAR VALUE: 15,269,503 SHARES

================================================================================

                         ARTISOFT INC. AND SUBSIDIARIES
                                      INDEX



                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

             Condensed Consolidated Balance Sheets-
               March 31, 2000 and June 30, 1999                                3

             Condensed Consolidated Statements of Operations-
               Three Months and Nine Months Ended
               March 31, 2000 and 1999                                         4

             Condensed Consolidated Statements of Cash Flows-
               Nine Months Ended March 31, 2000
               and 1999                                                        5

             Notes to Condensed Consolidated Financial Statements            6-8

     Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations                9-18

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                                19

     Item 2. Changes in Securities                                            19

     Item 3. Defaults Upon Senior Securities                                  19

     Item 4. Submission of Matters to a Vote by Security Holders              19

     Item 5. Other Information                                                19

     Item 6. Exhibits and Reports on Form 8-K                                 19

SIGNATURES                                                                    20

EXHIBITS

    11       Computation of Net Loss Per Share                                21

    27       Financial Data Schedule                                          22

                         ARTISOFT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                         March 31,     June 30,
ASSETS                                                     2000          1999
                                                         ---------     --------
                                                        (unaudited)
Current assets:
  Cash and cash equivalents                              $   7,082     $ 16,148
  Short term investments                                     8,791           --
  Receivables:
    Trade accounts, net                                        979        1,055
    Other receivables                                          140           47
  Inventories                                                  996          496
  Prepaid expenses                                             475          301
  Note receivable                                              490           --
                                                         ---------     --------
    Total current assets                                    18,953       18,047
                                                         ---------     --------

Property and equipment                                       1,835        1,537
  Less accumulated depreciation and amortization              (993)        (615)
                                                         ---------     --------
    Net property and equipment                                 842          922
                                                         ---------     --------

Other assets                                                   200          266

Net assets from discontinued operations                      1,967        1,516
                                                         ---------     --------

                                                         $  21,962     $ 20,751
                                                         =========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                       $   1,020     $    931
  Accrued liabilities                                        1,340        1,237
  Deferred revenue                                           1,009            9
                                                         ---------     --------
    Total current liabilities                                3,369        2,177
                                                         ---------     --------

Commitments and contingencies                                   --           --

Shareholders' equity:
  Preferred stock, $1.00 par value
    Authorized 11,433,600 shares; none issued                   --           --
  Common stock, $.01 par value
    Authorized 50,000,000 shares;
    issued  28,523,997 shares at March 31,
    2000 and 28,144,477 shares at June 30, 1999                285          281
  Additional paid-in capital                               100,723       96,869
  Accumulated deficit                                      (12,631)      (8,792)
  Less treasury stock, at cost, 13,320,500
    shares at March 31, 2000 and June 30, 1999             (69,784)     (69,784)
                                                         ---------     --------
    Total shareholders' equity                              18,593       18,574
                                                         ---------     --------
                                                         $  21,962     $ 20,751
                                                         =========     ========

      See accompanying notes to condensed consolidated financial statements

                         ARTISOFT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                     Three Months Ended          Nine Months Ended
                                           March 31,                 March 31,
                                     ---------------------     ---------------------
                                       2000         1999         2000         1999
                                     --------     --------     --------     --------
                                          (unaudited)                (unaudited)
Net sales                            $  4,309     $  1,852     $ 10,683     $  4,805
Cost of sales                           1,464          857        3,973        2,124
                                     --------     --------     --------     --------
  Gross profit                          2,845          995        6,710        2,681
                                     --------     --------     --------     --------
Operating Expenses:
  Sales and marketing                   4,412        1,162        7,792        3,308
  Product development                   1,009          735        2,664        1,781
  General and administrative              755          905        2,174        2,564
                                     --------     --------     --------     --------
    Total operating expenses            6,176        2,802       12,630        7,653
                                     --------     --------     --------     --------

Loss from operations                   (3,331)      (1,807)      (5,920)      (4,972)


Other income, net                         184          186          633          606
                                     --------     --------     --------     --------
  Net loss from continuing
    operations                         (3,147)      (1,621)      (5,287)      (4,366)

  Income (loss) from discontinued
    operations, net of tax               (320)       1,041        1,448        3,224
                                     --------     --------     --------     --------

    Net loss                         $ (3,467)    $   (580)    $ (3,839)    $ (1,142)
                                     ========     ========     ========     ========
Net loss per common share from
  continuing operations-
  Basic and Diluted                  $   (.21)    $   (.11)    $   (.35)    $   (.30)
                                     ========     ========     ========     ========
Net loss per common share-
  Basic and Diluted                  $   (.23)    $   (.04)    $   (.26)    $   (.08)
                                     ========     ========     ========     ========
Weighted average common shares
  outstanding:
    Basic and Diluted                  15,158       14,764       15,001       14,705
                                     ========     ========     ========     ========

      See accompanying notes to condensed consolidated financial statements

                         ARTISOFT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                            Nine Months Ended
                                                                March 31,
                                                          ---------------------
                                                            2000         1999
                                                          --------     --------
                                                               (unaudited)
Cash flows from operating activities:
  Net loss                                                $ (3,839)    $ (1,142)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
       Depreciation and amortization                           448          323
       Loss from disposition of property, net                   32           --
       Change in accounts receivable and
         inventory allowances                                 (221)        (362)
       Tax benefit of disqualifying dispositions                --           34
      Changes in assets and liabilities:
        Receivables:
          Trade accounts                                       252           29
          Notes and other                                     (583)        (107)
        Inventories                                           (455)        (187)
        Prepaid expenses                                      (174)        (114)
        Accounts payable, accrued liabilities
          and deferred revenue                               1,192         (245)
        Net (increase) decrease in assets from
          discontinued operations                             (451)         765
        Other assets                                            --          (13)
                                                          --------     --------
          Net cash used in operating activities             (3,799)      (1,019)
                                                          --------     --------

Cash flows from investing activities:
  Purchases of investment securities                        (8,791)          --
  Purchases of property and equipment                         (334)        (626)
                                                          --------     --------

          Net cash used in investing activities             (9,125)        (626)

Cash flows from financing activities:
  Proceeds from issuance of common stock                     3,858          254
                                                          --------     --------


          Net cash provided by financing activities          3,858          254
                                                          --------     --------

Net decrease in cash and cash equivalents                   (9,066)      (1,391)
Cash and cash equivalents at beginning of period            16,148       18,514
                                                          --------     --------
Cash and cash equivalents at end of period                $  7,082     $ 17,123
                                                          --------     --------

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

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (of a normal recurring nature) which are necessary for a fair presentation of the financial results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented accurate, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1999 Annual Report to Shareholders and report on Form 10-K. The results of operations for the three or nine month periods ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

(2) DISCONTINUED OPERATIONS

     In September 1999, the Company announced its intention to investigate the potential separation of its two business units: the Communications Software Group (CSG) and the Computer Telephony Group (CTG). On April 26, 2000, the Company signed a non-binding letter of intent to sell the CSG assets to Prologue Software Group. As a result of this letter of intent, the Board of Directors resolved to discontinue the operations of CSG, thus the Company has reclassified the accompanying condensed consolidated balance sheets, statements of operations and statements of cash flows of CSG to Discontinued Operations.

     The components of Net Assets of Discontinued Operations as of March 31, 2000 and June 30, 1999 follow (in thousands):

                                                March 31, 2000     June 30, 1999
                                                --------------     -------------
                                                  (unaudited)       (unaudited)

Accounts receivable, net                                  $ 1,350       $ 1,231
Inventories                                                   562           718
Prepaid expenses                                               65            34
Property and equipment, net                                   314           443
Other assets                                                  473           897
Accounts payable                                             (109)         (298)
Accrued liabilities                                          (688)       (1,220)
Current portion of capital lease obligation                    --          (289)
                                                          -------       -------
Net Assets of Discontinued Operations                     $ 1,967       $ 1,516
                                                          =======       =======

     The following is a summary of the operating results of the Discontinued Operations for the three- and nine-month periods ended March 31, 2000 and March 31, 1999 (in thousands):

                                    Three Months Ended       Nine Months Ended
                                         March 31,                March 31,
                                   --------------------      ------------------
                                     2000         1999        2000         1999
                                   -------       ------      ------      -------
                                        (unaudited)             (unaudited)

Net sales                          $ 1,857       $3,898      $8,611      $11,442
Cost of sales                          400        1,050       1,964        2,747
                                   -------       ------      ------      -------
Gross profit                         1,457        2,848       6,647        8,695
                                   -------       ------      ------      -------
Operating expenses                   1,777        1,807       5,199        5,471
                                   -------       ------      ------      -------
Net income (loss)                  $  (320)      $1,041      $1,448      $ 3,224
                                   =======       ======      ======      =======

(3) COMPUTATION OF NET LOSS PER SHARE

     Basic net loss per share is computed by dividing income attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock that then shared in the loss of the Company. In calculating net loss per common share for the three and nine month periods ended March 31, 2000, 1,297,477 and 1,242,772 common stock equivalent shares consisting of stock options have been excluded because their inclusion would have been anti-dilutive. In calculating net loss per common share for the three and nine month periods ended March 31, 1999, 318,209 and 84,919 common stock equivalent shares consisting of stock options have been excluded because their inclusion would have been anti-dilutive.

(4) INVENTORIES

     Inventories at March 31, 2000 and June 30, 1999 consist of the following:


                                                      March 31,         June 30,
                                                         2000             1999
                                                         ----             ----
                                                      (unaudited)
Raw materials                                           $   354           $ 625
Finished goods                                              740              14
                                                        -------           -----
                                                          1,094             639
Inventory allowances                                        (98)           (143)
                                                        -------           -----
                                                        $   996           $ 496
                                                        =======           =====

(5) PROPERTY AND EQUIPMENT

     Property and equipment at March 31, 2000 and June 30, 1999 consist of the following:

                                                      March 31,         June 30,
                                                         2000             1999
                                                         ----             ----
                                                      (unaudited)

Furniture and fixtures                                  $    39         $    36
Computers and other equipment                             1,558           1,266
Leasehold improvements                                      238             235
                                                        -------         -------
                                                          1,835           1,537
Accumulated depreciation
  and amortization                                         (993)           (615)
                                                        -------         -------
                                                        $   842         $   922
                                                        =======         =======

(6) ACCRUED LIABILITIES

     Accrued liabilities at March 31, 2000 and June 30, 1999 consist of the following:

                                                      March 31,         June 30,
                                                         2000             1999
                                                         ----             ----
                                                      (unaudited)

Compensation and benefits                                $  657          $  776
Payroll, sales and property taxes                            98              68
Marketing                                                   265             162
Royalties                                                   187              16
Other                                                       133             215
                                                         ------          ------
                                                         $1,340          $1,237
                                                         ======          ======

                         ARTISOFT, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     NET SALES. Net sales increased 133% to $4.3 million for the quarter ended March 31, 2000 from $1.9 million for the quarter ended March 31, 1999. Net sales increased 122% to $10.7 million from $4.8 million for the nine month period ended March 31, 2000. The increase in net sales for both the three and nine month periods ended March 31, 2000 was principally due to two factors: First, an increase in sales of the Company's TeleVantage product line and secondly, the sale of the Company's Visual Voice source code to Intel Corporation during the quarter ended December 31, 1999. During the quarter ended December 31, 1999, Intel Corporation purchased the Company's Visual Voice product line for $2.7 million. Intel Corporation also agreed to pay the Company $1.5 million in professional service fees associated with support and services provided to Intel Corporation and the existing Visual Voice customers between October 1, 1999 and June 30, 2000. The Company recognized $.9 million of revenue on the sale of the Visual Voice source code and $.5 million in professional services revenue during the quarter ended March 31, 2000.

The Company distributes its products internationally and tracks sales by major geographic area. Non-U.S. sales increased 16% to $.3 million (7% of net sales) for the quarter ended March 31, 2000 from $.2 million (13% of net sales) for the same quarter a year ago. International sales increased to $.7 million (6% of net sales) for the nine month period ended March 31, 2000 from $.6 million (13% of net sales) for the same period in fiscal 1999. The increase in aggregate dollars for the three and nine month periods ended March 31, 2000, as compared to the corresponding periods in fiscal 1999, primarily resulted from an acceleration in the sales of the Company's TeleVantage software product in Europe and Latin America. The decrease in international net sales as a percentage of total net sales for the three and nine month periods ended March 31, 2000 compared to the corresponding periods in fiscal 1999, resulted from the overall increase in net sales.

     GROSS PROFIT. The Company's gross profit was $2.8 million for the quarter ended March 31, 2000 and $1.0 million for the quarter ended March 31, 1999 or 66% and 54% of net sales, respectively. The Company's gross profit was $6.7 million for the nine month period ended March 31, 2000 and $2.7 million for the nine-month period ended March 31, 1999 or 63% and 56% of net sales, respectively. The increase in gross profit percentage for the quarter and nine month period ended March 31, 2000 was due to the following factors: first, a shift to higher margin TeleVantage software sales instead of lower margin TeleVantage Not For Resale kits (NFR's); and second, the receipt of funds for the sale of Visual Voice source code. The net increase in aggregate dollars of gross profit margin for the quarter and nine month periods ended March 31, 2000 as compared to the corresponding periods in fiscal 1999 is due to higher net sales from the Company's TeleVantage product line and the recognition of revenues associated with the sale of the Company's Visual Voice software code.

     SALES AND MARKETING. Sales and marketing expenses were $4.4 million for the quarter ended March 31, 2000 and $1.2 million for the quarter ended March 31, 1999, representing 102% and 63% of net sales, respectively. Sales and marketing expenses were $7.8 million and $3.3 million for the nine month periods ended March 31, 2000 and 1999, respectively, (73% and 69% of net sales, respectively). The increase in sales and marketing expenses in aggregate dollars and as a percentage of total net sales for the quarter and nine month periods ended March 31, 2000 compared to the same periods in fiscal 1999 was due principally to the recognition of a one-time charge of $2.3 million during the quarter ended March 31, 2000 associated with Artisoft common stock and warrants granted to Toshiba America Information Systems "TAIS". In January 2000, the Company granted 100,000 shares of Artisoft common stock and 50,000 warrants to TAIS at a strike price of $6.994 (the fair market value of the Artisoft common stock on the date of the execution of the letter of intent). The fair market value of the Artisoft common stock on the date of execution of the definitive agreement was $21.50. The difference between the strike price and fair market value of the Artisoft common stock was charged to selling expense in the quarter ended March 31, 2000.

Higher sales and marketing staffing levels also contributed to the increases in sales and marketing expenses in both aggregate dollars and as a percentage of total net sales for the three and nine month periods ended March 31, 2000 compared to the same periods in fiscal 1999.

     PRODUCT DEVELOPMENT. Product development expenses were $1.0 million for the quarter ended March 31, 2000 and $.7 million for the quarter ended March 31, 1999, representing 23% and 40% of net sales, respectively. Product development expenses were $2.7 million for the nine month period ended March 31, 2000 and $1.8 million for the nine month period ended March 31, 1999, representing 25% and 37% of net sales, respectively. The increase in aggregate product development expenses for the quarter and nine month periods ended March 31, 2000 compared to the same period in fiscal 1999 is principally attributable to the addition of product development resources to work on future versions of TeleVantage. The addition of new development personnel during the quarter ended December 31, 2000 was required to meet planned future product introduction timetables. Specifically, the Company has added development and quality assurance personnel as a result of its entry into two development and distribution agreements, one with Intel Corporation, pursuant to which the Company is to make modifications to the TeleVantage code to ensure compatibility with Intel's CT Media Server, and the second with TAIS, pursuant to which the Company will be required to meet certain development milestones. The decrease in development expenses as a percentage of net sales for both the quarter and nine-month periods ended March 31, 2000 is principally due to higher overall net sales. The Company believes the introduction of new products to the market in a timely manner is critical to its future success.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses were $.8 million for the quarter ended March 31, 2000 and $.9 million for the quarter ended March 31, 1999, representing 18% and 49% of net sales, respectively. General and administrative expenses were $2.2 million and $2.6 million for the nine-month period ended March 31, 2000 and March 31, 1999, respectively, representing 20% and 53% of net sales, respectively. The decrease in general and administrative expenses as a percentage of net sales for both the quarter and nine month periods ended March 31, 1999 compared to the same period in fiscal 1999 is principally the result of the increase in overall net sales. The decrease in general and administrative expenses in aggregate dollars for the nine month period ended March 31, 2000 is principally due to reduced senior administrative personnel costs during the quarter ended March 31, 2000.

     OTHER INCOME, NET. For the quarter ended March 31, 2000, other income, net, remained unchanged at $.2 million, from the corresponding quarter of fiscal 1999. For the nine month period ended March 31, 2000, other income, net, remained unchanged at $.6 million from the nine month period ended March 31, 1999.

     INCOME (LOSS) FROM DISCONTINUED OPERATIONS. For the quarter ended March 31, 2000, Loss from discontinued operations was $(.3) million compared to income from operations of $1.0 million for the three month period ended March 31, 1999. Income from discontinued operations for the nine month period ended March 31, 2000 was $1.4 million compared to income from discontinued operations of $3.2 million for the nine month period ended March 31, 1999. The decrease in income from discontinued operations for both the three month and nine month periods ended March 31, 2000, is due principally to lower sales of the Company's CSG products.

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

     In September 1999, the Company announced that it would investigate alternatives for a possible division of its business units, which could involve the sale or other disposition of all or a portion of one of the Company's business units. On April 26, 2000, the Company announced that it had signed a non-binding letter of intent with Prologue Software Group to sell its Communications Software Group assets. While the Company believes it is probable that it will enter into a definitive agreement with Prologue Software Group there can be no assurances that a definitive agreement will be signed or that the Communications Software Group assets will be sold.

     In December 1999, the Company executed an Intellectual Property (IP) Purchase Agreement with Intel Corporation. The Company agreed to sell its Visual Voice software code to Intel Corporation for consideration of $2.7 million. The $2.7 million was paid to Artisoft upon execution of the agreement on December 30, 1999. Intel Corporation also agreed to allow the Company to continue to sell its Visual Voice software until June 30, 2000 royalty free up to a maximum of $1.4 million in sales per quarter. Subsequent to June 30, 2000 the Company will be required to pay a royalty to Intel Corporation on all sales of Visual Voice software. Intel also agreed to pay the Company $1.5 million in professional services revenue. The Company recognized $1.4 million of Visual Voice source code sale and professional services revenue during the quarter ended March 31, 2000 and anticipates it will recognize another $1.4 million during the quarter ended June 30, 2000.

     In December 1999, the Company executed a strategic partnership with Intel Corporation. Under the terms of the agreement, the Company is required to provide Intel Corporation with a version of TeleVantage that is compatible with Intel Corporation's CT Media Server.

     In January 2000, the Company executed a strategic partnership with TAIS intended to allow the Company and TAIS to deliver an integrated communications server and software-PBX solution for small and midsized businesses. Under the terms of the agreement, TAIS will invest in licenses of TeleVantage for customized versions of the software product to be integrated with its computer telephony systems and communications server product offerings. The Company will be required to meet certain development milestones in providing the customized software to TAIS. TAIS acquired 100,000 shares of Artisoft common stock at a price of $6.994 per share and has the right to acquire an additional 50,000 shares pursuant to a warrant agreement. Additionally, the Company authorized TAIS to purchase an additional 1,350,000 shares of the Company's common stock on the open market. The Company incurred a charge of approximately $2.3 million dollars on the issuance of these securities, which was recognized as selling expense during the quarter ended March 31, 2000.

     The failure of the Company to successfully meet its development milestones on either one of these key strategic agreements may have an adverse effect on the Company's anticipated future revenues from TeleVantage. The Company's ability to significantly expand its selling and marketing of TeleVantage to a broad customer base may depend on its ability to successfully execute these two key strategic agreements. The failure of one or both of these partnerships or the Company's inability to continue to develop future strategic partnerships could adversely effect the Company's operating results.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and short-term investments of $15.9 million at March 31, 2000 compared to $16.1 million at June 30, 1999 and working capital of $15.6 million at March 31, 2000 compared to $15.9 million at June 30, 1999. The decrease in cash and short term investments of $.2 million was the result of the following factors: the operating losses incurred by the Company during the nine month period ended March 31, 2000 partially offset by the receipt of a $2.7 million payment from Intel Corporation for the sale of the Visual Voice source code (of which only $1.8 million was recognized as revenue during the December and March quarters). The decrease in the Company's working capital of $.3 million was primarily the result of the decrease in cash and short term investment balances and accounts receivable balances.

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

"SAFE HARBOR"  STATEMENT UNDER THE PRIVATE  SECURITIES  LITIGATION REFORM ACT OF
1995

     This Form 10-Q may contain forward-looking statements that involve risks and uncertainties. Among the important factors that could cause actual results to differ materially from forward looking statements contained herein are the impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources, product development and commercialization risks, costs associated with the integration and administration of acquired operations, capacity and supply constraints or difficulties, the results of financing efforts, and other risks detailed from time to time in the Company's Securities and Exchange Commission filings. The Company filed its second quarter fiscal 2000 form 10-Q on February 14, 2000.

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

     NEW INDUSTRY DEVELOPMENT. The Company's principal product, TeleVantage, competes in the newly emerging software-based PBX market. Software-based PBX products operate in conjunction with and are affected by developments in other related industries. These industries include highly developed product markets, such as PCs, PC operating systems and servers, proprietary PBX and related telephone hardware and software products, and telephone, data and cable transmission systems, as well as new emerging products and industries, such as internet communications and Internet Protocol ("IP") telephony. All of these industries and product markets are currently undergoing rapid changes, market evolution and consolidation. The manner, in which these industries and products evolve, including the engineering- and market-based decisions that are made regarding the interconnection of the products and industries, will affect the opportunities and prospects for the Company's computer telephony products, including TeleVantage. The Company's software-based PBX solution, TeleVantage, competes directly with other software-based PBX solutions as well as existing traditional, proprietary hardware solutions offered by companies such as Lucent and Nortel. While the Company anticipates a gradual migration toward software-based PBX solutions, there can be no assurances that this will actually occur or will occur at the rate that the Company anticipates.

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

     FACTORS AFFECTING PRICING. Substantially all of the Company's revenue in each fiscal quarter results from orders booked in that quarter. A significant percentage of the Company's bookings and sales to distributors and value added resellers historically have occurred during the last month of the quarter and are concentrated in the latter half of that month. Orders placed by major customers are typically based upon customers' recent historical and forecasted sales levels for Company products and inventory levels of Company products desired to be maintained by those major customers at the time of the orders. Moreover, orders may also be based upon financial practices by major customers designed to increase the return on investment or yield on the sales of the Company's products to value-added resellers or end-users. Major distribution customers occasionally receive market development funds from the Company for purchasing Company products and from time to time extended terms, in accordance with industry practice, depending upon competitive conditions. The Company currently does not offer any cash rebates to its U.S. distribution partners. Changes in purchasing patterns by one or more of the Company's major customers, changes in customer policies pertaining to desired inventory levels of Company products, negotiations of market development funds and changes in the Company's ability to anticipate in advance the product mix of customer orders could result in material fluctuations in quarterly operating results.

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

     HARDWARE AVAILABILITY AND QUALITY. Most of the Company's computer telephony software requires the availability of certain hardware. Specifically, the TeleVantage software-based PBX operates on certain voice processing boards. To the extent that these boards become unavailable or in short supply the Company could experience delays in shipping software-based phone systems to its customers, which may have a material adverse affect on the Company's future operating results. In addition, the Company is dependent on the reliability of this hardware and to the extent the hardware has defects it will impact the performance of its own software-based phone system. To the extent, that the hardware becomes unreliable or does not perform in a manner that is acceptable to the Company's customers, the Company could experience a material adverse impact on its future operating results. Such delays or quality problems if encountered could also cause damage to the Company's reputation for delivering high quality, reliable computer telephony solutions.

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

     DEPENDENCE UPON KEY PERSONNEL. The Company's future performance depends in significant part upon key technical and senior management personnel. The Company is dependent on its ability to identify, hire, train, retain and motivate high quality personnel, especially highly skilled engineers involved in the ongoing research and development required to develop and enhance the Company's software products and introduce enhanced future products. A high level of employee mobility and aggressive recruiting of skilled personnel characterize the industry. There can be no assurance that the Company's current employees will continue to work for the Company or that the Company will be able to hire additional employees on a timely basis. Loss of services of existing key employees or failure to timely hire new key employees could have a material adverse effect on the Company's business, results of operations and financial condition. The Company expects to grant additional stock options and provide other forms of incentive compensation to attract and retain key technical and executive personnel. These additional incentives will lead to higher compensation costs in the future and may adversely effect the Company's future results of operations. The Company has experienced and expects to continue to experience difficulty in hiring key technical personnel in certain of its key development offices. These difficulties could lead to higher compensation costs and may adversely effect the Company's future results of operations.

     FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. The Company's operating results have in the past fluctuated, and may in the future fluctuate, from quarter to quarter, as a result of a number of factors including, but not limited to, changes in pricing policies or price reductions by the Company or its competitors; variations in the Company's sales channels or the mix of product sales; the timing of new product announcements and introductions by the Company or its competitors; the availability and cost of supplies; the financial stability of major customers; market acceptance of new products and product enhancements; the Company's ability to develop, introduce and market new products, applications and product enhancements; the Company's ability to control costs; possible delays in the shipment of new products; the Company's success in expanding its sales and marketing programs; deferrals of customer orders in anticipation of new products, product enhancements or operating systems; changes in Company strategy; personnel changes; and general economic factors. The Company's software products are generally shipped as orders are received and accordingly, the Company has historically operated with little backlog. As a result, sales in any quarter are dependent primarily on orders booked and shipped in that quarter and are not predictable with any degree of certainty. In addition, the Company's expense levels are based, in part, on its expectations as to future revenues. If revenue levels are below expectations, operating results are likely to be adversely affected. The Company's net income may be disproportionately affected by a reduction in revenues because of fixed costs related to generating its revenues. These or other factors may influence quarterly results in the future and, accordingly, there may be significant variations in the Company's quarterly operating results. The Company's historical operating results are not necessarily indicative of future performance for any particular period. Due to all of the foregoing factors, it is possible that in some future quarter the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock could be adversely affected.

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

     TeleVantage could also face direct competition from companies with significantly greater financial, marketing, service, support and technical resources. In addition to the possibility that these companies may release a software-based PBX solution, they have signaled their intentions to develop "IP" (Internet Protocol) based applications. Several of the Company's potential competitors with substantially greater financial resources have recently announced partnerships designed to develop, market and sell IP based and software based telephony solutions. These developments could put the Company at a competitive disadvantage and adversely affect the Company's ability to sell and market its own software- based PBX solution, TeleVantage. Although the Company has recently partnered with TAIS and Intel Corporation to deliver its software-based PBX to small and medium sized businesses there can be no assurances these partnerships will substantially expand the market presence of the Company's software-based PBX, TeleVantage. The Company anticipates certain competitors with greater financial resources will continue to make substantial new investments in developing IP based and software based telephony solutions and may form further partnerships that will put the Company at a competitive disadvantage. Thus there can be no assurance that the Company will be able to successfully market or sell its own competing IP based or software-based telephony solutions.

     COMPUTER TELEPHONY HARDWARE SUPPLIER DEPENDENCIES. The Company's software-based PBX product, TeleVantage, is designed to operate in conjunction with voice processing boards manufactured by Intel Corporation. Additionally, Intel Corporation is currently the Company's only supplier of the voice processing boards that are necessary for the operation of TeleVantage. If Intel Corporation becomes unable to continue to manufacture and supply these boards in the volume, price and technical specifications the Company requires, then the Company would have to adapt its products to a substitute supplier. Introducing a new supplier of voice processing boards could result in unforeseen additional product development or customization costs and could introduce hardware and software operating or compatibility problems. These problems could affect product shipments, be costly to correct or damage the Company's reputation in the markets in which it operates, and could have a material adverse affect on its business, financial condition or results of operations.

     Additionally, Intel Corporation hardware failures could adversely affect the Company's ability to ship and sell its own software products, damage its reputation in the markets in which it operates, and could have a material adverse affect on its business, financial condition or results of operations.

     COMPUTER TELEPHONY CUSTOMERS AND MARKET ACCEPTANCE. The Company is currently and will continue to invest significant resources in the development, marketing and sales of TeleVantage, a software-based PBX. There can be no assurance that the Company will achieve market acceptance of these products whose PBX and related telephone needs have traditionally been served through proprietary PBX and key system distributors and interconnects. The Company's potential customer base for its TeleVantage product, small, medium sized businesses and branch offices, have well established histories of buying existing telecommunications products, including proprietary PBXs and related products, and have found such products to be generally reliable. Moreover, large companies such as Lucent and Nortel have invested substantial resources in the development and marketing of existing proprietary PBXs and related products and maintain well-developed distribution channels. Accordingly, the Company will face substantial market barriers and competitive pressures in achieving market acceptance of its new software based PBX products. There can be no assurance that the Company will be successful in establishing a critical mass of qualified computer telephony resellers or that such resellers will be able to successfully market TeleVantage. The Company's success in selling these products will likely be influenced by its ability to attract and inform qualified VARs and distributors and interconnects on the features and functionality of these emerging technologies.

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

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          No. 11 - Computation of Net Loss Per Share

          No. 27 - Financial Data Schedule for Form 10-Q dated May 15, 2000

     (c)  Reports on Form 8-K

          There were no reports filed on Form 8-K during the three months ended March 31, 2000

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        ARTISOFT, INC.


Date: May 15, 2000                      By /s/ Michael P. Downey
                                          --------------------------------------
                                          Michael P. Downey
                                          Interim Chief Executive Officer and
                                          Chairman of the Board of Directors



                                        By /s/ Kirk D. Mayes
                                          --------------------------------------
                                          Kirk D. Mayes
                                          Controller and Acting Chief Financial
                                          Officer