Form 10-K
period 2000-06-30
ARTISOFT INC
filed 2000-09-22
CIK 877931

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM _____________ TO _____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $141,995,375 based on the closing sale price as reported by The Nasdaq Stock Market on September 18, 2000.

The number of shares outstanding of each of the registrant's classes of common stock, as of September 18, 2000 was 15,561,137 shares of Common Stock, $.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Proxy Statement dated September 29, 2000, for the Annual Meeting of Shareholders to be held on November 2, 2000, are incorporated by reference into Part III.
================================================================================

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I
Item 1.    Business ....................................................   3-9
Item 2.    Properties ..................................................     9
Item 3.    Legal Proceedings ...........................................     9
Item 4.    Submission of Matters to a Vote of Security Holders .........     9

                               PART II
Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters .........................................    11
Item 6.    Selected Financial Data .....................................    11
Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operation........................... 12-20
Item 7(a). Quantitative and Qualitative Disclosures about
           Market Risk .................................................    20
Item 8.    Financial Statements and Supplementary Data ................. 21-38
Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure..........................    38

                               PART III
Item 10.   Directors and Executive Officers of the Registrant ..........    39
Item 11.   Executive Compensation ......................................    39
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management...................................................    39
Item 13.   Certain Relationships and Related Transactions ..............    39

                               PART IV
Item 14. Exhibits and Reports on Form 8-K .............................. 40-41

SIGNATURES .............................................................    42

                                     PART 1

ITEM 1. BUSINESS.

INTRODUCTION

     Artisoft,  Inc. ("Artisoft",  the "Company" or the "Registrant")  develops,
markets  and  sells  computer  telephony  software   application   products  and
associated services.

     The Company's principal executive offices are located at 5 Cambridge Center, Cambridge, Massachusetts 02142. The telephone number at that address is
(617) 354-0600. The Company was incorporated in November 1982 and reincorporated by merger in Delaware in July 1991.

BACKGROUND AND GENERAL DEVELOPMENT OF BUSINESS

FISCAL 2000

     Artisoft entered fiscal 2000 with three key objectives: first, to accelerate the revenue growth of its TeleVantage software-based phone system and take advantage of the emerging market opportunities in the software-based phone system industry; second, to strengthen its position in the open systems telephony market by establishing alliances with leading technology and distribution vendors; and third, to minimize its investment in non-strategic product lines.

     The Company met its first objective by investing most of its resources in the Company's TeleVantage product. TeleVantage is a software-based phone system that runs on the Windows NT platform and is primarily sold to small- to medium-sized businesses and corporate branch offices. TeleVantage has the functionality of a stand-alone PBX plus additional call management features. These features include graphical voice mail, multi-line call control, "follow-me" call forwarding, email integration, call/message screening, personalized call handling, automatic call distribution, web browser interface and support for Internet Protocol (IP) telephony. The Company added 27 employees during fiscal year 2000 primarily in TeleVantage sales, marketing, support and development roles. Net sales from the Company's computer telephony products increased 120% to $15.7 million from $7.1 million in fiscal 1999. The growth in the Company's TeleVantage software revenues accelerated substantially late in fiscal 2000 with a 76% growth rate from the March 31, 2000 to the June 30, 2000 quarters.

     The Company met its second objective when it signed several strategic partnership and Original Equipment Manufacturer (OEM) agreements during fiscal 2000. The Company entered into relationships with Dialogic (an Intel company), to port TeleVantage to Intel's open, standards-based CT Media platform, and Toshiba America Information Systems (TAIS) to deliver an integrated communications server and software-PBX solution, as well as agreements with Microsoft, IBM, Teleco, Goldmine, Olivetti, ALR, Midia and Affinity, amongst others.

     The Company met its third objective by reducing its investment in products marketed by its Communications Software Group (CSG), which resulted in higher profits from these products during the first half of fiscal 2000. Revenues from CSG product decreased substantially in the third and fourth quarters of fiscal 2000, and the Company sold its CSG division to Prologue Software for approximately $3.0 million (which includes $1.1 million in CSG accounts receivable) effective June 30, 2000. Operating income from the CSG division was $.9 million for fiscal 2000.

     In December 1999, the Company announced the sale of its Visual Voice source code to Dialogic (an Intel Company) for $2.7 million and $1.5 million in Visual Voice professional services fees. The agreement allowed the Company to continue to sell the Visual Voice product line until June 30, 2000. Effective July 1, 2000, the Company formally discontinued selling the Visual Voice product line.

     As a result of the Company's decision to sell its CSG business, the Company reclassified its CSG assets and operations as a discontinued operation. The Company's financial statements for fiscal years 2000, 1999 and 1998 have been prepared to reflect this reclassification.

FISCAL 1999

     In  fiscal  year  1999,  Artisoft  accomplished  two  key  objectives:   it
accelerated the development of its Computer Telephony Product Group business, and it increased the profitability of its CSG product line.

     The Company accomplished its first objective by increasing its investment and focus on the Company's TeleVantage product. The net revenues from the Computer Telephony Product Group increased 50% to $7.1 million in fiscal 1999 from $4.8 million in fiscal 1998. The growth in the Computer Telephony Product Group revenues accelerated late in the year, ending with a 96% increase in Computer Telephony Product Group revenues between $1.2 million in revenues in the fourth quarter of fiscal 1998 and $ 2.3 million in revenues in the fourth quarter of fiscal 1999. The growth in Computer Telephony Product Group revenues was principally attributable to increased sales of TeleVantage.

     TeleVantage received numerous industry awards, including being named the #1 Product of the Year by CT Magazine in December 1998. The Company also added over 400 value added resellers (VAR's) and announced several distributor relationships.

     The Company accomplished its second objective of substantially improving the profitability of the Communications Software Group by continuing to implement expense reductions relative to the Communications Software Group. The Communications Software Group achieved operating profitability, with an operating profit exceeding $4.2 million in fiscal 1999. Communications Software Group expenses decreased by 55% to $7.3 million in fiscal 1999 from $16.2 million in fiscal 1998. While this expense reduction was implemented, net revenues from the Communications Software Group decreased by only 25% to $15.2 million in fiscal 1999 from $20.0 million in fiscal 1998. Most of the decrease was attributable to lower sales of the Company's LANtastic product line.

PRODUCTS AND SERVICES

     The Company sells, markets, supports and develops its computer telephony products out of its Cambridge, Massachusetts headquarters. These products included Visual Voice and TeleVantage during fiscal 2000 but will only include TeleVantage after June 30, 2000. The Company's former Communications Software Group was located in Tucson, Arizona (with a satellite development center in Boynton Beach, Florida). This group was responsible for the Company's networking and communications software products. Effective June 30, 2000 the Company sold this product group.

     Effective June 30, 2000, TeleVantage became the Company's sole product line. TeleVantage is a complete software-based telephone system. The system provides PBX-like call control functionality including voicemail, auto attendant, call forwarding, phone directory and a number of other telephony technologies, bundled into a single integrated solution. TeleVantage is built on an open architecture that requires no proprietary hardware. It works with standard computer servers, non-proprietary telephone handsets and standard Intel (Dialogic) voice processing boards. TeleVantage is designed to allow organizations to improve customer service, increase call productivity and significantly decrease the cost of maintaining their telephone systems.

     In December 1999, Artisoft released TeleVantage 3.0, which, in addition to the features offered in TeleVantage 2.1, offered voice over IP (VoIP), ISDN and a Web-browser interface that allows customers to check voicemails or manage personal settings via the Internet. TeleVantage 3.0 also offers enhanced scalability compared to TeleVantage 2.1 by supporting up to 96 trunks and 264 extensions along with support for digital T-1 lines and E-1 lines over a variety of protocols including CAS/R2 and ISDN. Other new features include automatic call distribution (ACD), handset Caller ID and message waiting support, call recording, and voice mail synchronization with Microsoft Exchange to allow voice and email messages to be unified.

     In June 2000, Artisoft released TeleVantage 3.5 which, in addition to the features offered in TeleVantage 3.0, provides: BRI ISDN support, international language capabilities, IP gateway enhancements and increased application programmability. In addition to supporting Microsoft Windows NT, TeleVantage 3.5 supports Windows 2000. Other features included in TeleVantage 3.5 are a localization toolkit that allows users to make adjustments to their voice-guided interfaces and choose the appropriate language for their phone system, support for a low-cost four-port Voice over IP (VoIP) card and new IP Gateway administration, a TeleVantage Software Development Kit (SDK) that allows developers and resellers to customize and add functionality to TeleVantage to meet the needs of specific customers and vertical markets, and an E-911 solution for small to medium-sized businesses that allows compliance with 911 regulations set forth by many state and local agencies in the United States.

     The Company currently holds a registered trademark on its TeleVantage product in the United States Trademark and Patent Office.

     Prior to June 30, 2000 the Company sold the Visual Voice product line. Visual Voice was a toolkit principally sold to software developers to create interactive voice response applications.

     See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" including the section entitled "Risk Factors" for further discussion of new product introductions.

RAW MATERIALS, MANUFACTURING AND SUPPLIERS

     The Company does not manufacture any of the hardware necessary to be used in conjunction with its software-based phone system. The Company and its distributors purchase Dialogic voice processing boards from Intel for sale with its TeleVantage product. TeleVantage is designed to operate on PCs of multiple manufacturers in conjunction with the Dialogic boards. The functionality of the Company's telephony software products is dependent on the continued availability of hardware assemblies from Dialogic (an Intel Company).

     Future operating results could be adversely affected if the Company is unable to procure subcontracted assemblies for its products needed to meet anticipated customer demand. To date, customer returns of the Company's products for defective workmanship have not been material.

MARKETING, SALES AND DISTRIBUTION

     The Company's principal marketing strategy is to create reseller and customer demand for the Company's products and to use distributors to fulfill this demand. The Company's authorized resellers and distributors are selected for their sales ability, technical expertise, reputation and financial resources. The Company also sells direct to Toshiba as an Original Equipment Manufacturer (OEM). The Company's selling efforts have been assisted by positive product reviews, awards and recognition earned from computer telephony publications.

     The Company's marketing programs have three objectives: first, to create brand name recognition of the Company and its products; second, to generate sales leads for its resellers and distributors; and third, to support the sales efforts of its resellers and distributors through sales tools and training. Marketing activities that address the first two objectives include frequent participation in industry trade shows and seminars, direct mail, advertising in major trade publications, executive participation in press briefings and industry seminars, sponsorship of seminars by the Company and on-going communication with the Company's end users. To train and support resellers and distributors, the Company provides mailings of product and technical updates, seminar material and corporate presentations. The Company offers a TeleVantage Partner Program, which provides enhanced training, services and support to its TeleVantage resellers and distributors.

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

     Sales channels are supported directly through a variety of programs designed to create demand for the products. The Company seeks to educate individuals and key decision makers in small- to medium-size corporations, branch offices, personal computer manufacturers and telecommunications equipment vendors about the uses for and benefits of its telephony products. Programs include the following: (i) targeted direct mail campaigns; (ii) telemarketing and on-site sales visits; (iii) targeted worldwide advertising in industry magazines and the internet; (iv) public relations campaigns; and (v) custom-developed joint marketing programs with distributors and resellers.

     The Company supports its products through fee-based and non-fee-based technical services and a World Wide Web site.

     The Company's ability to compete is dependent upon the timely introduction of new products to the marketplace and the timely enhancement of existing products. Product development expenses totaled approximately $3.7 million, $2.6 million and $2.3 million in fiscal 2000, 1999 and 1998, respectively. The Company has not engaged in customer-sponsored research activities, but may do so in the future.

     The Company utilizes a sales, marketing and distribution strategy with regard to its TeleVantage product line as described below:

     The Company employs regional sales managers to recruit and support qualified TeleVantage resellers. TeleVantage software is sold to certain national distributors principally Catalyst Telecom, Tech Data, Alliance Systems, Cygcom and Teleco. These distributors then sell the TeleVantage software and associated Dialogic hardware to the qualified TeleVantage resellers as warranted by end user demand. The resellers attend training sessions provided by the Company prior to being certified as TeleVantage resellers.

SEASONALITY

     Typically, the telecommunications and computer telephony industries experience some seasonal variations in demand, with weaker sales in July and August because of customers' vacations and planned international shutdowns. This seasonality is especially noted in Europe. Sales of phone systems can also be weak in the months of January and February due to strong retail sales in the November-December time frame.

COMPETITION

     The Company's TeleVantage software-based phone system principally competes with proprietary PBXs offered by companies such as Nortel, Siemens and Avaya, IP-PBX products offered by Cisco and 3Com, and PC-PBX products offered by Altigen. While the Company believes that its TeleVantage software offers superior functionality and value than these products, there can be no assurances that these providers will not choose to develop their own software-based phone systems that will be competitive with the Company's products.

INTERNATIONAL BUSINESS

     The Company markets and sells its products in international as well as domestic markets. In fiscal 2000, 1999 and 1998, international sales accounted for 8%, 12% and 12%, respectively, of the Company's net sales. Less than 1% of the Company's assets were deployed to support the Company's international business at the end of fiscal 2000 and 1999. The decline in international net sales as a percentage of total net sales during fiscal year 2000 was principally the result of the recognition of revenue from the sale of the Company's Visual Voice source code to Dialogic (an Intel Company).

     During fiscal 2000, the Company established distribution relationships with the following international partners: Icon PLC (United Kingdom), Midia (Ireland), ALR (Switzerland), Affinity (Latin America), Premier Technologies (Australia), Aeronaut Industries (Australia), Data Link Telecommunications (Denmark) and A&C Comm'sultancy (Belgium) for its Computer Telephony products, and therefore, computer telephony international sales should increase further in fiscal 2001.

     Sales to non-U.S. customers may be affected by fluctuations in exchange rates and government regulations. To date, the Company's operations have not been affected materially by currency fluctuations.

SIGNIFICANT CUSTOMERS

     The Company sells its products through a variety of channels of distribution, including distributors, resellers and OEMs. In fiscal 2000, Dialogic (an Intel Company) accounted for 20% of the Company's annual net sales as a result of its acquisition of the Visual Voice product line. In fiscal 1999, no customer accounted for more than 10% of the Company's annual net sales. At June 30, 2000, Dialogic (an Intel Company) accounted for approximately 23% of the Company's outstanding trade accounts receivable and Globaltron accounted for approximately 10% of the outstanding trade accounts receivable. At June 30, 1999, two customers accounted for approximately 8% and 7%, respectively, of the Company's outstanding trade accounts receivable. The loss of any of the major distributors, resellers, OEMs or their failure to pay the Company for products purchased from the Company could have an adverse effect on the Company's operating results. The Company's standard credit terms are net 30 days, although longer terms are provided to various major customers on a negotiated basis from time to time.

BACKLOG

     Substantially all of the Company's revenue in each quarter results from orders booked in that quarter. Accordingly, the Company does not believe that its backlog at any particular point is indicative of future sales. The Company's backlog of orders at June 30, 2000 was approximately $48,000, compared with approximately $11,000 at June 30, 1999.

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

     From time to time, the Company has received and may in the future receive communications from third parties asserting that the Company's trade names or features, content, or trademarks of certain of the Company's products infringe upon intellectual property rights held by such third parties. As the number of trademarks, patents, copyrights and other intellectual property rights in the Company's industry increases, and as the coverage of these patents and rights and the functionality of products in the market further overlap, the Company believes that products based on its technology may increasingly become the subject of infringement claims. Such claims could have an adverse affect on the Company and may also require the Company to obtain one or more licenses from third parties. There can be no assurance that the Company would be able to obtain any such required licenses upon reasonable terms, if at all, and the failure by the Company to obtain such licenses could have an adverse effect on its business, results of operations and financial condition. If the Company were able to obtain such licenses, the licensing costs could materially affect the Company's future financial results. In addition, the Company licenses technology on a non-exclusive basis from several companies for inclusion in its products and anticipates that it will continue to do so in the future. The inability of the Company to continue to license these technologies or to license other necessary technologies for inclusion in its products, or substantial increases in royalty payments under these third party licenses, could have an adverse effect on its business, results of operations and financial condition.

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

     In the course of its product development efforts, the Company periodically identifies certain technologies owned by others that either would be useful to incorporate into its products or are necessary in order to remain competitive in light of industry trends. In these cases the Company has in the past sought to obtain licenses of such third-party technologies. The Company expects that it will continue to find it desirable or necessary to obtain additional technology licenses from others, but there can be no assurance that any particular license will be available at all, or on acceptable terms, at any future time. The royalties paid on future licensing arrangements may adversely impact the Company's operating results.

     The Company pays royalties to Lucent Technologies and Microsoft Corporation for its use of certain licensed technologies. The licensing by these entities of their products or brand name to competitors of the Company, or the withdrawal or termination of licensing rights to the Company's technologies, could have an adverse affect on the Company's sale of products incorporating such licensed technologies to original equipment manufacturers and the Company's results of operations as a whole.

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

EMPLOYEES

     As of June 30, 2000, the Company had 126 full-time employees, including approximately 54 in sales, marketing and customer support, 44 in engineering and product development, 13 in operations and 15 in administration. The future success of the Company will depend in large part on its continued ability to attract and retain highly skilled and qualified personnel. Competition for such personnel is intense. The Company has severance or change in control agreements with certain of its executive officers and non-competition and nondisclosure agreements with substantially all of its professional employees and executive officers. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes that its relations with its employees are good.

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

     In addition, various characteristics of the computer telephony software industry may adversely affect the Company. As computer telephony software product offerings become more widespread, the Company could experience significantly greater competitive pressures. Significant delays in product development and release would adversely affect the Company's results of operations. There can be no assurance that the Company will respond effectively to technological changes or new product announcements by other companies or that the Company's product development efforts will be successful. Furthermore, introduction of new products by the Company involves substantial marketing risks because of the possibility of product "bugs" or performance problems, in which event the Company could experience significant product returns, warranty expenses and lower sales.

     Sales of the Company's telephony software products are dependent on the availability and reliability of certain voice processing hardware. Currently, the Company relies on Dialogic as its sole supplier of voice processing hardware. The interruption of this supply could materially adversely impact the sales of the Company's software-based phone system TeleVantage. In addition, should this hardware become technologically unreliable or no longer be compatible with the Company's software-based phone system, the Company's results of operations could be materially adversely impacted.

     Certain of the Company's personal computer manufacturer and telecommunications equipment provider relationships require the scheduled delivery of product revisions and new products. The failure to adhere to agreed-upon product delivery schedules could result in the termination of key relationships with major telecommunications equipment providers or personal computer manufacturers, which could have an adverse impact on revenues and earnings.

     The Company must develop and maintain distributor and value added reseller channels for its products. These distribution channels are highly competitive, with a large number of vendors seeking to be promoted by and sold through these channels. In many cases it is important that the Company successfully train persons involved in distribution channels with respect to the Company's products and services. There are a number of companies that currently compete directly with the Company's software-based phone system product line. Many of these companies, including Avaya, Cisco, 3Com and others have substantially greater resources and name recognition than the Company. Accordingly, there can be no assurance that the Company's current products will continue to generate revenues and earnings at current levels or that the Company will be able to effectively develop and launch new competitive products in the future.

     As a result, past performance trends by the Company should not be used by investors in predicting or anticipating future results. The market price of the Company's common stock has been, and may continue to be, extremely volatile. Factors identified herein, along with other factors that may arise in the future, quarterly fluctuations in the Company's operating results and general conditions or perceptions of securities analysts relating to the computer telephony marketplace or to the Company specifically may have a significant impact on the market price of the Company's Common stock and could cause substantial market price fluctuations over short periods. See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", including the discussion of "Risk Factors."

RIGHTS PLAN

     During fiscal 1995, the Board of Directors of the Company adopted a shareholder rights plan (the "Rights Plan") which is intended to protect and maximize the value of shareholders' interest in the Company and to assure that all Company shareholders will receive fair and equal treatment in the event of any unsolicited attempt to acquire the Company. The Rights Plan will not and is not intended to prevent a takeover of the Company on terms that are fair to, and in the best interests of, all shareholders. See "Note 7 of Notes to Consolidated Financial Statements" under "Item 8. Financial Statements and Supplementary Data."

ITEM 2. PROPERTIES.

     The Company leases property as detailed in the following table.

                                                                         Lease
                            Approximate    Owned or   Expiration       Intended
      Location                 Size         Leased       Date             Use
      --------                 ----         ------       ----             ---

Tucson, Arizona            28,800 sq. ft.   Leased   June 2001        Operations
Cambridge, Massachusetts   18,241 sq. ft.   Leased   September 2005   Office
Cambridge, Massachusetts    8,313 sq. ft.   Leased   July 2002        Office
Boynton Beach, Florida      2,342 sq. ft.   Leased   August 2000      Office

     Aggregate monthly rental payments for the Company's facilities are approximately $75,000. The Company subleases a portion of its Tucson, Arizona based Operations facility to a third party. The Company's current facilities are generally adequate for anticipated needs over the next 12 to 24 months. The Company does not own any real property.

ITEM 3. LEGAL PROCEEDINGS

     The Company is a party to a number of legal proceedings arising in the ordinary course of its business. The Company believes that the ultimate resolution of these proceedings will not have a material adverse effect on its financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information concerning the executive officers of the Company as of July 1, 2000:

Name                        Age   Position
----                        ---   --------

Steven G. Manson            41    President and Chief Executive Officer

Christopher H. Brookins     36    Vice President of Development
                                  and Chief Technology Officer

Paul Gregory Burningham     43    Vice President of Business Development

Carol J. Meier              42    Vice President of Marketing

Jonathan P. Ross            43    Vice President of Sales

Kirk D. Mayes               32    Controller and Interim Chief Financial Officer

     Mr. Manson joined Artisoft in October 1996 as Vice President of Product Management - Computer Telephony Division. In October 1997, Mr. Manson was named Vice President and General Manager of the Computer Telephony Products Group. In October 1998, Mr. Manson was named Senior Vice President and General Manager of the Computer Telephony Products Group. Mr. Manson was named President and Chief Executive Officer on June 30, 2000. Mr. Manson joined Artisoft from Gensym Corporation where he was Director of Corporate Marketing. Earlier in his career, Mr. Manson held other senior level marketing positions at Cadre Technologies, Inc., and Prime Computer, Inc.

     Mr. Brookins joined Artisoft in February 1996 as Vice President of Development - Computer Telephony Division upon the acquisition of Stylus Innovation by Artisoft. In June 1999, Mr. Brookins was named Chief Technology Officer and Vice President of Development of Artisoft. Prior to joining Artisoft, Mr. Brookins served as Vice President of Development at Stylus Innovation from March 1993 to February 1996. Mr. Brookins has also held a senior management position at Easel Corporation.

     Mr. Burningham joined Artisoft in February 2000 as Vice President of Business Development. Mr. Burningham has 13 years of general management, executive level sales and marketing, business development and management consulting experience with companies in the communications industry, including:
MCI WorldCom, Molex and AI/FOCS.

     Ms. Meier joined Artisoft in January 2000 as Vice President of Marketing. Prior to Artisoft, she was Vice President of Marketing at GN Netcom, Inc., a telecommunications manufacturer in Nashua, New Hampshire. Ms. Meier has also been responsible for the marketing program at Boston Technology, Inc., a developer of network services platforms, from its startup years to its acquisition by Comverse Network Systems in 1998.

     Mr. Ross joined Artisoft in January 2000 as the Vice President of Sales. Mr. Ross has been in the communications industry for twenty years with a voice, video, and data background and has held various senior level sales and sales management positions. Mr. Ross has been responsible for developing and implementing sales strategies for companies such as OctoCom, Windata, Jupiter Technology and Rolm Systems.

     Mr. Mayes joined Artisoft in November 1994. In April 1996, Mr. Mayes was named Assistant Corporate Controller and in June 1997 Corporate Controller. Mr. Mayes joined Artisoft from Arthur Andersen LLP.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The principal market for Artisoft common stock is The Nasdaq Stock Market. Market information and related shareholder matters are contained in "Securities Information" on the inside back cover of the Artisoft, Inc. 2000 Annual Report to Shareholders, and are incorporated herein by reference. On June 30, 2000, approximately 276 shareholders of record held the Company's Common Stock.

     The Company currently intends to retain future earnings to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

                         ARTISOFT, INC. AND SUBSIDIARIES
                      SELECTED CONSOLIDATED FINANCIAL DATA
                    (in thousands, except per share amounts)

                                                                  YEARS ENDED JUNE 30,
                                                  ---------------------------------------------------
                                                  2000       1999       1998        1997         1996
                                                  ----       ----       ----        ----         ----
STATEMENTS OF OPERATIONS DATA
Net sales                                       $15,689    $ 7,144    $ 4,771    $  4,734    $  1,152

Loss from operations                             (6,180)    (6,835)    (3,103)     (1,396)       (372)

Net income (loss) from continuing operations     (5,265)    (6,011)    (1,376)       (745)      1,145

Net loss                                         (4,486)    (1,762)    (2,913)    (28,425)    (18,328)
Net income (loss) per common share from
  continuing operations-basic and diluted       $  (.35)   $  (.41)   $  (.09)   $   (.05)   $    .08

Net loss per common share-basic and diluted     $  (.30)   $  (.12)   $  (.20)   $  (1.96)   $  (1.27)

Weighted average common shares outstanding       15,171     14,720     14,554      14,529      14,463

                                                                    AS OF JUNE 30,
                                                  --------------------------------------------------
                                                  2000       1999       1998        1997        1996
                                                  ----       ----       ----        ----        ----
BALANCE SHEET DATA
Working capital                                 $ 7,535    $15,870    $18,016    $ 18,700    $ 15,325

Total assets                                     21,494     20,751     21,445      24,773      28,425

Shareholders' equity                             18,588     18,574     19,952      22,605      50,981

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     During fiscal 2000 the Company focused its resources on developing, marketing, selling and supporting its software-based phone system TeleVantage. The Company also increased its investment in its sales, marketing and support infrastructure for TeleVantage. Furthermore, the Company continued to build upon and invest in its telephony distribution and value added reseller network. The Company de-emphasized its Communication Software Group and closed on the sale of this division effective June 30, 2000.

     As a result of the Company's decision to sell its CSG business, the Company reclassified its CSG assets and operations as discontinued operations. The Company's financial statements for fiscal years 2000, 1999 and 1998 have been prepared to reflect this reclassification.

     Overall, the Company achieved increases in the sales of TeleVantage, during fiscal 2000 and fiscal 1999. Sales of the Company's Visual Voice tool kit in fiscal 2000 remained relatively consistent with sales levels in fiscal 1999. The Company sold its Visual Voice source code to Intel in December 1999. The terms of the asset sale agreement included provisions allowing the Company to continue to sell the Visual Voice software until June 30, 2000. Intel announced the discontinuation of the product in late June 2000. The Company recognized $2.7 million in revenue from the sale of the software code and $1.5 million in professional services revenue associated with Visual Voice. These revenues were recognized ratably over a 9-month period from October 1999 through June 2000.

     In December 1999, Artisoft released TeleVantage 3.0, which is an upgrade to the previous version of its TeleVantage product released in December 1998. In June 2000, Artisoft released TeleVantage 3.5, an upgrade to TeleVantage 3.0 released in December 1999. TeleVantage was awarded Best of Show at CT Expo in March 2000 for the fifth consecutive year and has received numerous favorable trade reviews during the course of fiscal 2000, including the 2000 CRM Excellence Award from Technology Marketing Corporation and Editor's Choice by Communications Solution Magazine. TeleVantage was also awarded Best of Show at Communications Solution Expo in the spring of 2000.

NEW PRODUCTS

     COMPUTER TELEPHONY PRODUCTS. As of June 30, 2000, the Company's products included TeleVantage 3.5 and TeleVantage Call Center Reporter.

     In December 1999, Artisoft released TeleVantage 3.0, which, in addition to the features offered in TeleVantage 2.1, offers voice over IP (a built-in IP gateway), ISDN and a Web-browser interface. TeleVantage 3.0 offers web capabilities that allow customers to check voicemails or manage personal settings via the Internet. TeleVantage 3.0 also offers enhanced scalability versus TeleVantage 2.1 by supporting up to 96 trunks and 264 extensions along with support for digital T-1 lines and E-1 lines over a variety of protocols including CAS/R2 and ISDN. Other new features include automatic call distribution (ACD), handset Caller ID and message waiting support, call recording, and voice mail synchronization with Microsoft Exchange to allow voice and email messages to be unified.

     In June 2000, Artisoft released TeleVantage 3.5 which, in addition to the features offered in TeleVantage 3.0, offers: BRI ISDN support, international language capabilities, IP gateway enhancements and increased application programmability. In addition to supporting Microsoft Windows NT, TeleVantage 3.5 supports Windows 2000. Other features included in TeleVantage 3.5 are a localization toolkit that allows users to make adjustments to their voice-guided interfaces and choose the appropriate language for their phone system, support for a low-cost four-port Voice over IP (VoIP) card and new IP Gateway administration, a TeleVantage Software Development Kit (SDK) that allows developers and resellers to customize and add functionality to TeleVantage to meet the needs of specific customers and vertical markets, and an E-911 solution for small to medium-sized businesses that allows compliance with 911 regulations set forth by many state and local agencies in the United States.

NET SALES

     Net sales increased 120% to $15.7 million for the fiscal year ended June 30, 2000 from $7.1 million for fiscal 1999. Net sales increased 50% to $7.1 million for the fiscal year ended June 30, 1999 from $4.8 million for fiscal 1998. The increase in net sales for fiscal 1999 was due to increased sales of the Company's TeleVantage and Visual Voice product lines. The increase in net sales for the fiscal year ended June 30, 2000 was principally due to two factors: First, an increase in sales of the Company's TeleVantage product line and secondly, the sale of the Company's Visual Voice source code to Intel Corporation during the quarter ended December 31, 1999. During the quarter ended December 31, 1999, Intel Corporation purchased the Company's Visual Voice source code for $2.7 million. Intel Corporation also agreed to pay the Company $1.5 million in professional service fees associated with support and services provided to Intel Corporation and the existing Visual Voice customers between October 1, 1999 and June 30, 2000. These revenues were recognized ratably between October 1, 1999 and June 30, 2000. Net Visual Voice product sales were materially unchanged between fiscal 1999 and fiscal 2000.

     The Company distributes its products internationally and tracks sales by major geographic area. Non-U.S. sales represented 8%, 12% and 12% of net sales for fiscal 2000, 1999 and 1998, respectively. International sales increased 33% to $1.2 million in fiscal 2000 from $.9 million in fiscal 1999, which reflected an increase of 50% from $.6 million in fiscal 1998. The increases in international sales in absolute dollars are a result of increased sales of the Company's TeleVantage software-based phone system, especially in Europe and Latin America. The decrease in international sales as a percentage of total net sales is principally the result of the recognition of $4.2 million in domestic revenue on the sale of the Company's Visual Voice source code to Dialogic (an Intel Company) in December 1999.

GROSS PROFIT

     The Company's gross profit was $10.4 million, $3.9 million and $3.4 million in fiscal 2000, 1999 and 1998, respectively, or 67%, 55% and 70% of net sales, respectively. The increase in gross profit percentage for fiscal 2000 as compared to fiscal 1999 was due to a shift to higher margin TeleVantage software sales and the Visual Voice source code sale instead of lower margin TeleVantage Not For Resale kits (NFR's). The net increase in aggregate dollars of gross profit margin for fiscal 2000 as compared to fiscal 1999 and 1998 is due to higher net sales from the Company's TeleVantage product line and the recognition of revenues associated with the sale of the Company's Visual Voice source code. The decrease in gross profit percentage for fiscal 1999 as compared to fiscal 1998 was primarily due to a higher sales of the lower margin TeleVantage Not For Resale kits. Additionally, sales of the Company's lower margin Visual Voice hardware increased between fiscal 1998 and 1999. Gross profit may fluctuate on a quarterly and yearly basis because of product mix, pricing actions and changes in sales and inventory allowances.

SALES AND MARKETING

     Sales and marketing expenses were $10.0 million, $4.8 million and $2.4 million for fiscal 2000, 1999 and 1998, respectively, representing 64%, 67% and 49% of net sales, respectively. The increases in sales and marketing expenses in aggregate dollars for fiscal 2000 as compared to fiscal 1999 and for fiscal 1999 compared to fiscal 1998 were due principally to the recognition of a non-cash charge of $2.3 million during the quarter ended March 31, 2000 associated with Artisoft common stock and warrants granted to Toshiba America Information Systems "TAIS". In January 2000, the Company granted 100,000 shares of Artisoft common stock and 50,000 warrants to TAIS at a strike price of $6.994 (the fair market value of the Artisoft common stock on the date of the execution of the letter of intent). The fair market value of the Artisoft common stock on the date of execution of the definitive agreement was $21.50. The difference between the strike price and fair market value of the Artisoft common stock was charged to selling expense in the quarter ended March 31, 2000. Higher sales and marketing staffing levels also contributed significantly to the increases in sales and marketing expenses in aggregate dollars for fiscal 2000 as compared to fiscal 1999 and for fiscal 1999 compared to fiscal 1998. Sales and marketing expenses as a percentage of total revenues decreased to 64% in fiscal 2000 from 67% in fiscal 1999. The decrease in sales and marketing expenses as a percentage of total revenues for fiscal 2000 as compared to fiscal 1999 is principally the result of the increased net sales levels. This increase in sales and marketing expenses as a percentage of total revenues for fiscal 1999 as compared to fiscal 1998 was primarily the result of expenses incurred due to the addition of marketing, sales and support personnel associated with the Company's TeleVantage software-based phone system.

PRODUCT DEVELOPMENT

     Product development expenses were $3.7 million, $2.6 million and $2.3 million for fiscal 2000, 1999 and 1998, respectively, representing 24%, 36% and 47% of net sales, respectively. The increase in aggregate product development expenses in fiscal 2000 as compared to fiscal 1999 and for fiscal 1999 compared to fiscal 1998 is principally attributable to the addition of product development resources to work on future versions of TeleVantage. The addition of new development personnel during the fiscal year ended June 30, 2000 was required to meet planned future product introduction timetables. Specifically, the Company has added development and quality assurance personnel as a result of its entry into two development and distribution agreements, one with Intel Corporation, pursuant to which the Company is to make modifications to the TeleVantage code to ensure compatibility with Intel's CT Media Server, and the second with Toshiba America Information Systems (TAIS), pursuant to which the Company will be required to meet certain development milestones. The decrease in development expenses as a percentage of total net sales in fiscal 2000 as compared to fiscal 1999 and for fiscal 1999 compared to fiscal 1998 is principally the result of the overall increase in sales during these periods. The Company believes the introduction of new products to the market in a timely manner is critical to its future success.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $2.9 million, $3.5 million and $1.5 million for fiscal 2000, 1999 and 1998 respectively, representing 18%, 48% and 30% of net sales, respectively. The decrease in general and administrative expenses in aggregate dollars in fiscal 2000 as compared to fiscal 1999 is principally due to reduced senior administrative personnel costs during the latter half of fiscal 2000. The increase in general and administrative expenses in aggregate dollars in fiscal 1999 as compared to fiscal 1998 is primarily the result of additional occupancy costs incurred subsequent to the expansion of the Company's Cambridge, Massachusetts-based headquarters, the addition of certain executive administrative personnel and increased depreciation expense on the Company's fixed assets in its Cambridge, Massachusetts headquarters. The decrease in general and administrative expenses as a percentage of total net sales in fiscal 2000 compared to fiscal 1999 is principally attributable to the overall increase in net sales between fiscal 1999 and fiscal 2000. The increase in general and administrative expenses as a percentage of net sales in fiscal 1999 as compared to fiscal 1998 is primarily the result of the aforementioned higher occupancy costs, depreciation expenses and administrative salaries.

WRITE OFF OF ABANDONED TECHNOLOGY

     Subsequent to the acquisition of Stylus Innovation in fiscal 1996, the Company recorded a charge to operations during the fourth quarter of fiscal 1998 totaling $393,000. These charges related to the cost to purchase certain technologies in which development efforts were abandoned in fiscal 1998 and hold no future realizable value to the Company.

OTHER INCOME (EXPENSE)

     Other income (expense), net, was $.9 million, $.8 million and $1.7 million for fiscal 2000, 1999 and 1998, respectively. Other income (expense), net for fiscal 1998 includes the recognition of a $1.3 million gain on the sale of the Company's former Tucson, Arizona headquarters in October 1997.

INCOME TAX EXPENSE

     The effective tax rates for the Company were 0% for fiscal 2000, 1999 and 1998. No income tax benefit was recognized for fiscal 2000, 1999 or 1998, as the Company has fully utilized all federal net operating loss carryback potential.

FUTURE RESULTS

     The Company intends to continue to increase its investments and expenditures in sales, marketing and development of its software-based phone system, TeleVantage. The Company will likely see increased operating expenditures over the next several quarters as it completes planned development, marketing and sales personnel expansion efforts in its Computer Telephony Product Group. With these planned headcount increases and increases in rental rates, the Company will see increased occupancy expenses associated with its Cambridge, Massachusetts corporate headquarters.

     In December 1999, the Company executed an Intellectual Property (IP) Purchase Agreement with Dialogic (an Intel Company). The Company agreed to sell its Visual Voice source code to Dialogic (an Intel Company) for consideration of $2.7 million. The $2.7 million was paid to Artisoft upon execution of the agreement on December 30, 1999. Dialogic (an Intel Company) also agreed to allow the Company to continue to sell its Visual Voice software until June 30, 2000 royalty free up to a maximum of $1.4 million in sales per quarter. Subsequent to June 30, 2000 the Company will be required to pay a royalty to Intel Corporation on all sales of Visual Voice software. Intel also agreed to pay the Company $1.5 million in professional services revenue. The Company recognized $1.4 million of Visual Voice source code sale and professional services revenue during each of the quarters ended December 31, March 31 and June 30. Effective June 30, 2000, Dialogic (an Intel Company) has formally discontinued Visual Voice and the Company is no longer authorized to sell, market or support the product line. Approximately 50% of the Company's revenues in fiscal 2000 were attributable to Visual Voice sales or Visual Voice source code acquisition revenue or Visual

Voice professional fees. The loss of this revenue stream along with expected increases in operating expenses will likely lead to increased operating losses and lower gross profits during fiscal 2001.

     In December 1999, the Company executed a strategic partnership with Dialogic (an Intel Company). Under the terms of the agreement, the Company is required to provide Dialogic (an Intel Company) with a software-based phone system that is compatible with Intel Corporation's CT Media Server.

     In January 2000, the Company executed a strategic partnership with TAIS intended to allow the Company and TAIS to deliver an integrated communications server and software-PBX solution for small and midsized businesses. Under the terms of the agreement, TAIS will invest in licenses of TeleVantage for customized versions of the software product to be integrated with its computer telephony systems and communications server product offerings. The Company will be required to meet certain development milestones in providing the customized software to TAIS. TAIS acquired 100,000 shares of Artisoft common stock at a price of $6.994 per share and has the right to acquire an additional 50,000 shares pursuant to a warrant agreement. Additionally, the Company authorized TAIS to purchase an additional 1,350,000 shares of the Company's common stock on the open market. Toshiba is not contractually or in any other way required to purchase shares on the open market. The Company incurred a charge of approximately $2.3 million dollars on the issuance of these securities, which was recognized as selling expense during the quarter ended March 31, 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of $5.1 million at June 30, 2000 compared to $16.1 million at June 30, 1999 and working capital of $7.5 million at June 30, 2000 compared to $15.9 million at June 30, 1999. The decrease in cash and cash equivalents of $11.0 million was principally the result of the Company's purchase of certain investment securities during fiscal 2000. In addition, to a lesser extent the operating losses incurred during fiscal 2000 also contributed to the decrease in cash and cash equivalents. The Company's cash and investment balances at June 30, 1999 were $16.1 million compared to $15.4 million at June 30, 2000. The decrease was principally due to the operating losses incurred during fiscal 2000. The decrease in the Company's working capital of $8.4 million was primarily the result of the aforementioned purchase of investment securities. Increases in the Company's inventory and accounts receivable balances partially offset the decrease in working capital.

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

SHORT TERM AND LONG TERM INVESTMENTS

     The Company had short and long term investment balances of $10.3 million at June 30, 2000 compared to $0 at June 30, 1999. The Company purchased various AAA rated intermediate term securities during fiscal 2000. All of these securities mature by December 31, 2005. Securities with maturities between 91 days and 1 year are classified as short term. Those securities with maturities of 366 days or greater are classified as long term investments at June 30, 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB Opinion No. 25). This interpretation provides guidance regarding the application of APB Opinion 25 to Stock Compensation involving employees. This interpretation is effective July 1, 2000 and is not expected to have a material effect on the Company.

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

RISK FACTORS

GENERAL

     COMPETITION. The computer telephony industry is highly competitive and is characterized by rapidly evolving industry standards. The Company competes with other phone system companies, many of which have substantially greater financial, technological, production, sales and marketing and other resources, as well as greater name recognition and larger customer bases, than the Company. As a result, these competitors may be able to respond more quickly and effectively to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion, sales and support of their products than the Company. The Company's new product introductions can be subject to severe price and other competitive pressures. While the Company endeavors to introduce its products to the marketplace in a timely manner there can be no assurances that due to the greater financial resources of the Company's competitors that these products will be successful or even accepted. There can be no assurance that the Company's products will be able to compete successfully with other products offered presently or in the future by other vendors.

     NEW INDUSTRY DEVELOPMENT. The Company's principal product, TeleVantage, competes in the newly emerging software-based phone system market. Software-based phone systems operate in conjunction with and are affected by developments in other related industries. These industries include highly developed product markets, such as PCs, PC operating systems and servers, proprietary PBX and related telephone hardware and software products, and telephone, data and cable transmission systems, as well as new emerging products and industries, such as Internet communications and Internet Protocol ("IP") telephony. All of these industries and product markets are currently undergoing rapid changes, market evolution and consolidation. The manner, in which these industries and products evolve, including the engineering- and market-based decisions that are made regarding the interconnection of the products and industries, will affect the opportunities and prospects for TeleVantage. TeleVantage competes directly with other software-based phone system solutions as well as existing traditional, proprietary hardware solutions offered by companies such as Avaya Communications, Nortel and Siemens. While the Company anticipates a migration toward software-based phone system solutions, there can be no assurances that this will occur at the rate that the Company anticipates.

     PRODUCT  RETURNS  AND  ROTATIONS.  The  Company  is  exposed to the risk of product returns and rotations from its distributors and value added resellers, which are estimated and recorded by the Company as a reduction in sales. Although the Company attempts to monitor its reseller and distributor inventories to be consistent with current levels of sell through, localized overstocking may occur with TeleVantage due to rapidly evolving market conditions. In addition, the risk of product returns and rotations may increase if the demand for its existing products should rapidly decline due to regional economic troubles or increased competition. Although the Company believes that it provides adequate allowances for product returns and rotations, there can be no assurance that actual product returns and rotations will not exceed the Company's allowances. Any product returns and rotations in excess of recorded allowances could result in a material adverse effect on net sales and operating results. As the Company introduces more new products, the predictability and timing of sales to end users and the management of returns to the Company of unsold products by distributors and volume purchasers becomes more complex and could result in material fluctuations in quarterly sales and operating results.

     FACTORS AFFECTING PRICING. Substantially all of the Company's revenue in each fiscal quarter results from orders booked in that quarter. A significant percentage of the Company's bookings and sales to distributors and value added resellers historically have occurred during the last month of the quarter and are concentrated in the latter half of that month. Orders placed by distributors are typically based upon distributors' recent historical and forecasted sales levels for Company products and inventory levels of Company products desired to be maintained by those distributors at the time of the orders. Moreover, orders may also be based upon financial practices by distributors designed to increase the return on investment or yield on the sales of the Company's products to value-added resellers or end-users. Major distribution customers occasionally receive market development funds from the Company for purchasing Company products and from time to time extended terms, in accordance with industry practice, depending upon competitive conditions. The Company currently does not offer any cash rebates to its U.S. distribution partners. Changes in purchasing patterns by one or more of the Company's distributors, changes in distributor policies pertaining to desired inventory levels of Company products, negotiations of market development funds and changes in the Company's ability to anticipate in advance the product mix of distributor orders could result in material fluctuations in quarterly operating results.

     PRODUCT CONCENTRATION. The Company has in the past derived, and anticipates that it will in the future derive, a significant portion of its revenues from one product line. Declines in the revenues from this software product, whether as a result of competition, technological change, price pressures or other factors, could have a material adverse effect on the Company's business, results of operations and financial condition. Further, life cycles of the Company's products are difficult to estimate due in part to the recent emergence of certain of the Company's products, the effect of new products or product enhancements, technological changes in the software industry in which the Company operates and future competition. There can be no assurance that the Company will be successful in maintaining market acceptance of its key current products or any new products or product enhancements.

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

     HARDWARE AVAILABILITY AND QUALITY. The Company's computer telephony software requires the availability of certain hardware. Specifically, the TeleVantage software-based phone system operates on certain voice processing boards manufactured by Dialogic (an Intel Company). To the extent that these boards become unavailable or in short supply the Company could experience delays in shipping software-based phone systems to its customers, which may have a material adverse affect on the Company's future operating results. In addition, the Company is dependent on the reliability of this hardware and to the extent the hardware has defects it will impact the performance of its own software-based phone system. To the extent, that the hardware becomes unreliable or does not perform in a manner that is acceptable to the Company's customers, the Company could experience a material adverse impact on its future operating results. Such delays or quality problems if encountered could also cause damage to the Company's reputation for delivering high quality, reliable computer telephony solutions.

     INTELLECTUAL PROPERTY RIGHTS. The Company's success is dependent upon its software code base, its programming methodologies and other intellectual properties. To protect its proprietary technology, the Company relies primarily on a combination of trade secret laws and nondisclosure, confidentiality, and other agreements and procedures, as well as copyright and trademark laws. These laws and actions may afford only limited protection. There can be no assurance that the steps taken by the Company will be adequate to deter misappropriation of its proprietary information, or to prevent the successful assertion of an adverse claim to software utilized by the Company, or that the Company will be able to detect unauthorized use and take effective steps to enforce its intellectual property rights. The Company owns United States and foreign trademark registrations for certain of its trademarks. In addition, the Company has applied for trademark protection on a number of its recently introduced new technologies. In selling its products, the Company relies primarily on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries provide substantially less protection to the Company's proprietary rights than do the laws of the United States. Trademark or patent challenges in such foreign countries could, if successful, materially disrupt or even terminate the Company's ability to sell its products in such markets. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. Although the Company believes that its services and products do not infringe on the intellectual property rights of others, such claims have been and in the future may be asserted against the Company. The failure of the Company to protect its proprietary property, or the infringement of the Company's proprietary property on the rights of others, could have a negative impact on the Company's business, results of operations and financial condition.

     DEPENDENCE UPON KEY PERSONNEL. The Company's future performance depends in significant part upon key technical and senior management personnel. The Company is dependent on its ability to identify, hire, train, retain and motivate high quality personnel, especially highly skilled engineers involved in the ongoing research and development required to develop and enhance the Company's software products and introduce enhanced future products. A high level of employee mobility and aggressive recruiting of skilled personnel characterize the industry. There can be no assurance that the Company's current employees will continue to work for the Company or that the Company will be able to hire additional employees on a timely basis. Loss of services of existing key employees or failure to timely hire new key employees could have a negative impact on the Company's business, results of operations and financial condition. The Company expects to grant additional stock options and provide other forms of incentive compensation to attract and retain key technical and executive personnel. These additional incentives will lead to higher compensation costs in the future and may adversely effect the Company's future results of operations. The Company has experienced and expects to continue to experience difficulty in hiring key technical personnel in certain of its key development offices. These difficulties could lead to higher compensation costs and may adversely effect the Company's future results of operations.

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

COMPUTER TELEPHONY

     COMPUTER TELEPHONY PRODUCT MARKET. The market for open, standards-based computer telephony products is relatively new and is characterized by the rapid evolution of hardware and software standards, emerging technologies and changing customer requirements. These characteristics may render the Company's computer telephony products unmarketable or may make the expansion, timing and direction of product development unpredictable. As a result of these factors, there can be no assurance that computer telephony markets will continue to expand, or that the Company's products will achieve market acceptance.

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

     TeleVantage is a telephone system designed for small- and medium-sized businesses and branch offices. The Company believes TeleVantage offers functionality superior to that of a traditional standalone PBX. There can be no assurances that competitors with substantially greater financial resources than that of the Company will not develop their own software-based phone system solutions and subsequently adversely affect the Company's ability to market or sell its software-based phone system solution, TeleVantage.

     TeleVantage could also face direct competition from companies with significantly greater financial, marketing, service, support and technical resources. Although the Company has recently partnered with TAIS, Dialogic (an Intel Company), Compaq and IBM amongst others to deliver its software-based phone system to small and medium sized businesses there can be no assurances these partnerships will substantially expand the market presence of the Company's software-based PBX, TeleVantage. The Company anticipates certain competitors with greater financial resources will continue to make substantial new investments in developing IP based and software based telephony solutions. Thus there can be no assurance that the Company will be able to successfully market or sell its own competing IP based or software-based telephony solutions.

     COMPUTER TELEPHONY HARDWARE SUPPLIER DEPENDENCIES. The Company's software-based phone system, TeleVantage, is designed to operate in conjunction with voice processing boards manufactured by Dialogic, an Intel Company. Additionally, Dialogic, an Intel Company is currently the Company's only supplier of the voice processing boards that are necessary for the operation of

TeleVantage. If Intel Corporation becomes unable to continue to manufacture and supply these boards in the volume, price and technical specifications the Company requires, then the Company would have to adapt its products to a substitute supplier. Introducing a new supplier of voice processing boards could result in unforeseen additional product development or customization costs and could introduce hardware and software operating or compatibility problems. These problems could affect product shipments, be costly to correct or damage the Company's reputation in the markets in which it operates, and could have a material adverse affect on its business, financial condition or results of operations.

     Additionally, Dialogic (an Intel Company) hardware failures could adversely affect the Company's ability to ship and sell its own software products, damage its reputation in the markets in which it operates, and could have a material adverse affect on its business, financial condition or results of operations.

     COMPUTER TELEPHONY CUSTOMERS AND MARKET ACCEPTANCE. The Company is currently and will continue to invest significant resources in the development, marketing and sales of TeleVantage, a software-based phone system. There can be no assurance that the Company will achieve market acceptance of these products whose PBX and related telephone needs have traditionally been served through proprietary PBX and key system distributors and interconnects. The Company's potential customer base for its TeleVantage product, small, medium sized businesses and branch offices, have well established histories of buying existing telecommunications products, including proprietary PBXs and related products, and have found such products to be generally reliable. Moreover, large companies such as Avaya Communications and Nortel have invested substantial resources in the development and marketing of existing proprietary PBXs and related products and maintain well-developed distribution channels. Accordingly, the Company will face substantial market barriers and competitive pressures in achieving market acceptance of its new software based PBX products. There can be no assurance that the Company will be successful in establishing a critical mass of qualified computer telephony resellers or that such resellers will be able to successfully market TeleVantage in the volumes that the Company anticipates. The Company's success in selling these products will likely be influenced by its ability to attract and inform the highest qualified VARs and distributors and interconnects on the features and functionality of these emerging technologies.

     The Company's computer telephony products compete in a relatively immature industry with as yet unproven technologies. The Company believes that there will be an evolution toward open server-based telephony enabled applications from the traditional proprietary PBX environment and that, in such a new environment, software-based PBX systems will be widely accepted. The Company also believes that there may be an eventual gravitation toward Internet Protocol architectures. However, there can be no assurance that the current technological innovations in the computer telephony industry will be widely adopted by small to medium sized businesses or that telephony standards will evolve in a manner that is advantageous to or anticipated by the Company.

     TeleVantage currently runs only on Microsoft Windows NT servers. In addition, the Company's products use other Microsoft Corporation technologies, including Microsoft SQL Server. A decline in market acceptance for Microsoft technologies or the increased acceptance of other server technologies could cause the Company to incur significant development costs and could have a material adverse effect on our ability to market our current products. Although, the Company believes Microsoft technologies will continue to be widely used by businesses, there nonetheless can be no assurance that businesses will adopt these technologies as anticipated or will not migrate to other competing technologies that the Company's telephony products do not currently support.

     Additionally, since the operation of the Company's software-based phone system solution is dependent upon certain Microsoft technologies, there can be no assurances that in the event of a price increase by Microsoft that the Company will be able to continue to successfully sell and market its software-based phone system.

ITEM 7(a). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                 ARTISOFT, INC.
                          INDEX TO FINANCIAL STATEMENTS
                                  (ITEM 14(a))

                                                                  Page Reference
                                                                     Form 10-K
                                                                     ---------

Independent Auditors' Report                                            22

Consolidated Financial Statements:

     Consolidated Balance Sheets as of June 30, 2000 and 1999           23
     Consolidated Statements of Operations for the years ended
     June 30, 2000, 1999 and 1998                                       24

     Consolidated Statements of Changes in
     Shareholders' Equity for the years ended June 30, 2000, 1999
     and 1998                                                           25

     Consolidated Statements of Cash Flows for the years ended
     June 30, 2000, 1999 and 1998                                       26

     Notes to Consolidated Financial Statements                        27-38


All schedules are omitted because they are not required, are not applicable, or the information is included in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Artisoft, Inc.:

We have audited the accompanying consolidated balance sheets of Artisoft, Inc. and subsidiaries as of June 30, 2000 and 1999 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Artisoft, Inc. and subsidiaries as of June 30, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                                /s/ KPMG LLP

Phoenix, Arizona
August 2, 2000

                         ARTISOFT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                          JUNE 30,     JUNE 30,
ASSETS                                                      2000         1999
                                                         ---------     --------
Current assets:
  Cash and cash equivalents                              $   5,120     $ 16,148
  Short term investments                                     2,490           --
  Receivables:
    Trade accounts, net of allowances of $1,084
      and $1,356 in 2000 and 1999, respectively              1,511        1,055
    Other receivables                                          146           47
  Inventories                                                  808          496
  Prepaid expenses                                             366          301
                                                         ---------     --------
        Total current assets                                10,441       18,047
                                                         ---------     --------

Long term investments                                        7,797           --

Property and equipment                                       2,353        1,537
        Less accumulated depreciation and amortization      (1,140)        (615)
                                                         ---------     --------
        Net property and equipment                           1,213          922
                                                         ---------     --------

Other assets                                                   179          266

Net assets from discontinued operations                      1,864        1,516
                                                         ---------     --------

                                                         $  21,494     $ 20,751
                                                         =========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                       $     928     $    931
  Accrued liabilities                                        1,937        1,237
  Deferred revenue                                              41            9
                                                         ---------     --------
        Total current liabilities                            2,906        2,177
                                                         ---------     --------

Commitments and contingencies                                   --           --

Shareholders' equity:
  Preferred stock, $1.00  par value. Authorized
   11,433,600 shares; none issued                               --           --
  Common stock, $.01 par value. Authorized 50,000,000
   shares; issued  28,742,744 shares at June 30,
   2000 and 28,144,477 shares at June 30, 1999                 287          281
  Additional paid-in capital                               101,363       96,869
  Accumulated deficit                                      (13,278)      (8,792)
  Less treasury stock, at cost, 13,320,500 shares at
   June 30, 2000 and June 30, 1999                         (69,784)     (69,784)
                                                         ---------     --------
      Net shareholders' equity                              18,588       18,574
                                                         ---------     --------
                                                         $  21,494     $ 20,751
                                                         =========     ========

          See accompanying notes to consolidated financial statements.

                         ARTISOFT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                YEARS ENDED JUNE 30,
                                                     --------------------------------------
                                                       2000           1999           1998
                                                     --------       --------       --------
Net sales                                            $ 15,689       $  7,144       $  4,771
Cost of sales                                           5,242          3,214          1,421
                                                     --------       --------       --------
        Gross profit                                   10,447          3,930          3,350
                                                     --------       --------       --------
Operating expenses:
  Sales and marketing                                  10,014          4,760          2,358
  Product development                                   3,743          2,555          2,252
  General and administrative                            2,870          3,450          1,450
  Write off of abandoned technology                        --             --            393
                                                     --------       --------       --------
        Total operating expenses                       16,627         10,765          6,453
                                                     --------       --------       --------

Loss from operations                                   (6,180)        (6,835)        (3,103)
                                                     --------       --------       --------
Other income (expense):
  Interest income                                         919            910            887
  Interest expense                                        (12)           (50)          (315)
  Gain on disposition of property and equipment            --             10          1,237
  Other                                                     8            (46)           (82)
                                                     --------       --------       --------
        Total other income                                915            824          1,727
                                                     --------       --------       --------

        Net loss from continuing operations            (5,265)        (6,011)        (1,376)

Income (loss) from discontinued operations,
  net of tax                                              880          4,249         (1,537)

Loss on sale of discontinued operations                  (101)            --             --
                                                     --------       --------       --------

        Net loss                                     $ (4,486)      $ (1,762)      $ (2,913)
                                                     ========       ========       ========
Net loss per common share from continuing
  operations - Basic and Diluted                     $   (.35)      $   (.41)      $   (.09)
                                                     --------       --------       --------

Net loss per common share-Basic and Diluted          $   (.30)      $   (.12)      $   (.20)
                                                     ========       ========       ========
Weighted average common shares outstanding -
  Basic and Diluted                                    15,171         14,720         14,554
                                                     ========       ========       ========

          See accompanying notes to consolidated financial statements.

                         ARTISOFT, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                 COMMON STOCK
                                             --------------------  ADDITIONAL                               NET
                                                         $.01 PAR   PAID-IN    ACCUMULATED   TREASURY   SHAREHOLDERS'
                                              SHARES       VALUE    CAPITAL      DEFICIT      STOCK        EQUITY
                                              ------       -----    -------      -------      -----        ------
Balances at June 30, 1997                   27,848,464     $278    $ 96,227     $ (4,117)    $(69,784)    $ 22,604

Common stock issued for compensation           100,000        1         187           --           --          188
Exercise of common stock options                10,078       --          24           --           --           24
Issuance of common stock under employee
 stock purchase plan                            22,060       --          44           --           --           44
Tax benefit of disqualifying dispositions           --       --           4           --           --            4
Net loss                                            --       --          --       (2,913)          --       (2,913)
                                            ----------     ----    --------     --------     --------     --------

Balances at June 30, 1998                   27,980,602      279      96,486       (7,030)     (69,784)      19,951

Exercise of common stock options               116,065        1         250           --           --          251
Issuance of common stock under employee
 stock purchase plan                            47,810        1         106           --           --          107
Tax benefit of disqualifying dispositions           --       --          27           --           --           27
Net loss                                            --       --          --       (1,762)          --       (1,762)
                                            ----------     ----    --------     --------     --------     --------

Balances at June 30, 1999                   28,144,477      281      96,869       (8,792)     (69,784)      18,574

Issuance of common stock to a third
 party for services                            100,000        1       2,988           --           --        2,989
Exercise of common stock options               459,111        5       1,269           --           --        1,274
Issuance of common stock under employee
 stock purchase plan                            39,156       --         237           --           --          237
Net loss                                            --       --          --       (4,486)          --       (4,486)
                                            ----------     ----    --------     --------     --------     --------

Balances at June 30, 2000                   28,742,744     $287    $101,363     $(13,278)    $(69,784)    $ 18,588
                                            ==========     ====    ========     ========     ========     ========

          See accompanying notes to consolidated financial statements.

                         ARTISOFT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         YEARS ENDED JUNE 30,
                                                                 --------------------------------------
                                                                   2000           1999           1998
                                                                 --------       --------       --------
Cash flows from operating activities:
 Net loss                                                        $ (4,486)      $ (1,762)      $ (2,913)
                                                                 --------       --------       --------
 Adjustments  to  reconcile  net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                       617            465            397
  Loss from disposition of property and equipment, net                 32             --             --
  Write off of abandoned technology                                    --             --            393
  Change in accounts receivable and inventory allowances             (186)         1,109           (899)
  Common stock issued for services                                  2,989             --             --
  Tax benefit of disqualifying dispositions                            --             27              4
 Changes in assets and liabilities:
  Receivables-
   Trade accounts                                                    (184)        (1,716)           621
   Income taxes                                                        --             --          4,300
   Other receivables                                                  (99)           (11)           (11)
  Inventories                                                        (398)          (201)           917
  Prepaid expenses                                                    (65)           (85)           270
  Current liabilities                                                 729           (674)          (674)
  Net (increase) decrease in assets from discontinued
   operations                                                        (348)         1,066          1,338
  Other assets and liabilities                                         --            (34)            14
                                                                 --------       --------       --------
        Net cash provided by (used in) operating activities        (1,399)        (1,816)         3,757
                                                                 --------       --------       --------
Cash flows from investing activities:
 Purchases of investment securities                               (10,287)            --             --
 Purchases of property and equipment                                 (853)          (908)          (172)
                                                                 --------       --------       --------
        Net cash used in investing activities                     (11,140)          (908)          (172)
                                                                 --------       --------       --------
Cash flows from financing activities:
 Proceeds from issuance of common stock                             1,511            358            256
                                                                 --------       --------       --------
        Net cash provided by financing activities                   1,511            358            256
                                                                 --------       --------       --------
Net increase (decrease) in cash and cash equivalents              (11,028)        (2,366)         3,841
Cash and cash equivalents, beginning of year                       16,148         18,514         14,673
                                                                 --------       --------       --------
Cash and cash equivalents, end of year                           $  5,120       $ 16,148       $ 18,514
                                                                 ========       ========       ========
Supplemental cash flow information:
 Cash paid during the year for:
  Interest                                                       $     12       $     50       $    300
                                                                 ========       ========       ========
  Income taxes                                                   $     17       $     11       $    296
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

                        ARTISOFT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (IN THOUSANDS, EXCEPT PERCENTAGES, SHARES AND PER SHARE AMOUNTS)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     Artisoft, Inc. ("Artisoft" or the "Company") is a computer telephony software company that is a recognized leader in providing advanced computer telephony software products that enhance how businesses communicate with their customers. Headquartered in Cambridge, Massachusetts, Artisoft distributes its products worldwide through over 500 value-added resellers, distributors and OEM's.

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

CASH EQUIVALENTS

     The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. As of June 30, 2000 and 1999, the Company has classified securities of $4.1 million and $15.4 million, respectively, with a maturity of less than three months as cash and cash equivalents. The Company intends to hold these securities to maturity and has presented them at their carrying value.

CONCENTRATION OF CREDIT RISK, PRODUCT REVENUE AND MAJOR CUSTOMERS

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of investments and trade receivables. The Company invests in securities with an investment credit rating of AA or better. The Company also places its investments for safekeeping with high-credit-quality financial institutions. Credit risk with respect to trade receivables is generally diversified due to the large number of entities comprising the Company's customer base and their dispersion across many different customer groups and geographies. The Company often sells its products through third-party distributors, and, as a result, may maintain individually significant receivable balances with major distributors. The Company believes that its credit evaluation, approval and monitoring processes substantially mitigate potential credit risks.

     The Company sells its products through a variety of channels of distribution, including distributors, resellers and OEMs. In fiscal 2000, Dialogic (an Intel Company) accounted for 20% of the Company's annual net sales as a result of its acquisition of the Visual Voice product line. In fiscal 1999 and 1998, no customer accounted for more than 10% of the Company's annual net sales. At June 30, 2000, Dialogic (an Intel Company) accounted for approximately 23% of the Company's outstanding trade accounts receivable and Globaltron accounted for approximately 10% of the outstanding trade accounts receivable. At June 30, 1999, two customers accounted for approximately 8% and 7%, respectively, of the Company's outstanding trade accounts receivable. The loss of any of the major distributors, resellers, OEMs or their failure to pay the Company for products purchased from the Company could have an adverse effect on the Company's operating results. The Company's standard credit terms are net 30 days, although longer terms are provided to various major customers on a negotiated basis from time to time.

DISCONTINUED OPERATIONS

     In September 1999, the Company announced its intention to investigate the potential separation of its two business units: the Communications Software Group (CSG) and the Computer Telephony Group (CTG). On June 2, 2000, the Company signed a definitive agreement to sell the CSG assets to Prologue Software Group for approximately $1.9 million. The sale was closed effective June 30, 2000. Thus the Company has reclassified the accompanying consolidated balance sheets, statements of operations and statements of cash flows of CSG to Discontinued Operations.

     The components of Net Assets of Discontinued Operations as of June 30, 2000 and June 30, 1999 are as follows (in thousands):

                                                  JUNE 30, 2000    JUNE 30, 1999
                                                  -------------    -------------
     Accounts receivable                             $ 1,025          $ 1,231
     Inventories                                         467              718
     Prepaid expenses                                     39               34
     Property and equipment, net                         269              443
     Other assets                                        360              897
     Accounts payable                                    (58)            (298)
     Accrued liabilities                                (238)          (1,220)
     Current portion of capital lease obligation          --             (289)
                                                     -------          -------
     Net Assets of Discontinued Operations           $ 1,864          $ 1,516
                                                     =======          =======

     The following is a summary of the operating results of the Discontinued Operations for the fiscal years ended June 30, 2000, 1999 and 1998 (in thousands):

                                              YEARS ENDED JUNE 30,
                                      -------------------------------------
                                       2000           1999           1998
                                      ------        -------        --------

     Net sales                        $9,862        $15,160        $ 20,022
     Cost of sales                     2,382          3,641           5,088
                                      ------        -------        --------
     Gross profit                      7,480         11,519          14,934
                                      ------        -------        --------
     Operating expenses                6,600          7,270          16,471
                                      ------        -------        --------
     Net income (loss)                $  880        $ 4,249        $ (1,537)
                                      ======        =======        ========

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

OTHER ASSETS

     Other assets are stated at cost and are comprised of purchased technology, trademarks and patents, goodwill and recoverable deposits. Amortization of purchased technology is calculated using the straight-line method over a five year life. Amortization of trademarks and patents is calculated using the straight-line method over the life of the trademark or patent, which, in most cases, is ten years. Amortization of goodwill is calculated using the straight-line method over a five year life.

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

REVENUE RECOGNITION

     The Company recognizes revenue from product sales at the time of shipment, net of allowances for returns and price protection. Other product revenue, consisting of training and support services, is recognized when the services are provided. Gross sales for the fiscal years ended June 30, 2000, 1999, and 1998, respectively, were $17.7 million, $7.6 million, and $5.1 million.

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

COMPUTATION OF NET LOSS PER SHARE

     Basic loss per share is computed by dividing loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock that then shared in the earnings (loss) of the Company. In calculating net loss per common share for the fiscal years ended June 30, 2000, 1999 and 1998, the Company had 1,170,924, 203,639 and 95,000
shares of anti-dilutive common stock equivalent shares consisting of stock options that have been excluded because their inclusion would have been anti-dilutive.

FOREIGN CURRENCY TRANSLATION

     The functional currency for the Company's former non-U.S. subsidiaries and branches was the U.S. dollar. The Company periodically incurs liabilities to foreign customers and vendors. The payment of these liabilities is typically made in U.S. dollars and translated into foreign currency at the prevailing exchange rate. Foreign exchange gain(loss) is recognized as incurred. For these entities, inventories, equipment and other property were translated at the prevailing exchange rate when acquired. All other assets and liabilities are translated at year-end exchange rates. Inventories charged to cost of sales and depreciation are remeasured at historical rates. All other income and expense items are translated at average rates of exchange prevailing during the year. Gains and losses, which result from remeasurement, are included in net loss.

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

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or net realizable value (fair value less costs to sell).

SEGMENTATION OF FINANCIAL RESULTS

     The Company has presented its financial results as a single segment due to the sale of the Communications Software Group (CSG) effective June 30, 2000.

     During 1998, the Company adopted the provisions of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS 131 establishes annual and interim reporting standards for operating segments of a company. The statement requires disclosures of selected segment-related financial information about products, major customers, and geographic areas. Subsequent to the sale of the Communications Software Group (CSG) effective June 30, 2000, the Company has one operating segment because it is not organized by multiple segments for purposes of making operating decisions or assessing performance. The chief operating decision maker evaluates performance, makes operating decisions, and allocates resources based on financial data consistent with the presentation in the accompanying financial statements.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The  carrying   amounts  of  receivables,   accounts  payable  and  accrued
liabilities approximate fair value because of the short maturity of these instruments.

RECLASSIFICATIONS

     Certain reclassifications have been made to the 1999 and 1998 consolidated financial statements to conform to the 2000 presentation.

(2) WRITE OFF OF ABANDONED TECHNOLOGY

     In June 1998, the Company wrote off approximately $.4 million of capitalized purchased software costs associated with the acquisition of Stylus Innovation Incorporated ("Stylus"). These charges related to the cost to purchase certain technologies in which development efforts have been subsequently abandoned and hold no future realizable value to the Company.

(3) INVENTORIES

     Inventories at June 30, 2000 and 1999 consist of the following:

                                                          2000            1999
                                                          ----            ----

     Raw materials                                      $   487         $   625
     Finished goods                                         550              14
                                                        -------         -------
                                                          1,037             639
     Inventory obsolescence allowances                     (229)           (143)
                                                        -------         -------
                                                        $   808         $   496
                                                        =======         =======

(4) PROPERTY AND EQUIPMENT

     Property and equipment at June 30, 2000 and 1999 consist of the following:

                                                            2000          1999
                                                            ----          ----

     Furniture and fixtures                               $    39       $    35
     Computers and other equipment                          2,035         1,267
     Leasehold improvements                                   279           235
                                                          -------       -------
                                                            2,353         1,537
     Accumulated depreciation and amortization             (1,140)         (615)
                                                          -------       -------
                                                          $ 1,213       $   922
                                                          =======       =======

(5) OTHER ASSETS

     Other assets at June 30, 2000 and 1999 consist of the following:

                                                           2000            1999
                                                           ----            ----
     Purchased technology, net of accumulated
       amortization of $374 and $287                       $ 63            $150
     Recoverable deposits                                   116             116
                                                           ----            ----
                                                           $179            $266
                                                           ====            ====

As more fully described in Note 2, in 1998 the Company wrote off approximately $.4 million of abandoned purchased technology associated with the purchase of Stylus Innovation, Inc. in February 1996.

(6) ACCRUED LIABILITIES

     Accrued liabilities at June 30, 2000 and 1999 consist of the following:

                                                            2000          1999
                                                            ----          ----
     Compensation and benefits                             $1,032        $  765
     Payroll, sales and property taxes                         33            59
     Marketing                                                374           162
     Royalties                                                334            16
     Other                                                    164           235
                                                           ------        ------
                                                           $1,937        $1,237
                                                           ======        ======

(7) SHAREHOLDERS' EQUITY

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

     The 1994 Plan contains an automatic option grant program limited to those persons who serve as non-employee members of the Board of Directors, including any non-employee Chairman of the Board ("Eligible Directors"). After October 20, 1994, each individual who first becomes an Eligible Director shall automatically be granted a Nonqualified Option to purchase 15,000 shares of common stock. At the date of each annual shareholders' meeting, beginning with the 1995 annual shareholders' meeting, each person who is at that time serving as an Eligible Director will automatically be granted a Nonqualified Option to purchase 5,000 shares of Common Stock (and an additional 10,000 shares for the Eligible Director serving as Chairman of the Board), provided that such person has served as a member of the Board of Directors for at least six months. There is no limit on the number of automatic option grants that any one eligible director may receive. All grants to an Eligible Director under the 1994 Plan will have a maximum term of ten years from the automatic grant date. Each automatic grant will vest in three equal and successive annual installments. At June 30, 2000, there were 1,822,766 additional shares available for grant under the 1994 Plan.

     Subsequent to the approval date of the 1994 Plan, the Company ceased granting of options under the amended 1990 Stock Incentive Plan and the 1991 Director Options Plan. All options presently outstanding under these plans continue to be governed by the terms of those plans and the number of shares of common stock issueable upon exercise by the Company.

     The per share weighted average fair value of stock options granted during the fiscal years ended June 30, 2000, 1999 and 1998 was $11.25, $2.42, and $2.87
on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions.

                                      2000        1999         1998
                                      ----        ----         ----
     Expected Dividend Yield          0%          0%           0%
     Volatility Factor                69%         63%          63%
     Risk Free Interest Rate          6.3%        5.9%         5.5%
     Expected Life                    6 YEARS     6 years      6 years

     The Black Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The Company applies APB Opinion No. 25 in accounting for its stock incentive plan and accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss and net loss per common equivalent share for the fiscal years ended June 30, 2000, 1999 and 1998 would have been increased to the pro forma amounts indicated below:

                                             2000          1999          1998
                                             ----          ----          ----

     Net loss             As reported      $(4,486)      $(1,762)      $(2,913)
                          Pro forma        $(5,315)      $(2,179)      $(2,913)
     Basic and diluted    As reported      $(0.30)       $ (0.12)      $  (.20)
     net loss per share   Pro forma        $(0.35)       $ (0.15)      $  (.20)

     Pro forma net loss reflects only options granted during the fiscal years ended June 30, 2000, 1999 and 1998. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period of three to four years and compensation cost for options granted prior to July 1, 1996 is not considered. Stock option activity during the periods indicated is as follows:

                                                             Weighted Average
                                         Number of Shares     Exercise Price
                                         ----------------     --------------

     Balance at June 30, 1997                2,320,172            $ 9.44
        Granted                              1,455,700              2.49
        Exercised                              (10,078)             2.31
        Forfeited                           (2,133,582)             5.54
                                            ----------            ------

     Balance at June 30, 1998                1,632,212              4.72
        Granted                                838,050              3.83
        Exercised                             (116,065)             2.17
        Forfeited                             (441,497)             3.71
                                            ----------            ------

     Balance at June 30, 1999                1,912,700              4.54
        Granted                                984,250             16.75
        Exercised                             (459,111)             2.78
        Forfeited                             (944,231)            12.05
                                            ----------            ------
     Balance at June 30, 2000                1,493,608            $ 4.39
                                            ==========            ======

     The  following  table  summarizes   information  about  the  stock  options
outstanding at June 30, 2000:

                                  Weighted
                                  Average      Weighted                 Weighted
                                 Remaining     Average                  Average
   Range of         Options     Contractual   Exercise      Options     Exercise
Exercise Prices   Outstanding      Life         Price     Exercisable    Price
---------------   -----------      ----         -----     -----------    -----

$2.00 - $2.59        256,020       7.80         $2.25       161,992     $ 2.17
$2.69 - $2.88        228,106       7.57          2.72       176,789       2.71
$3.13 - $5.00        239,774       8.01          3.89       137,549       3.92
$5.06 -$10.63        248,258       8.38          6.65       103,869       7.19
$11.50-$14.69        329,950       9.58         13.41        15,200      14.56
$16.75-$21.50        191,500       9.58         19.75        18,276      20.40
-------------      ---------       ----         -----       -------     ------
$2.00 -$21.50      1,493,608       8.51         $4.86       613,675     $ 4.39
=============      =========       ====         =====       =======     ======

     At June 30, 2000, 1999 and 1998 the number of options exercisable was 613,675, 563,506 and 469,475 respectively, and the weighted average exercise price of those options was $4.39, $4.54 and $6.22, respectively.

     On July 29, 1997, January 14, 1998, and April 23, 1998, the Board of Directors of the Company approved the repricing of certain employee stock options. The original grant prices ranged from $3.00 to $8.81. The new prices ranged from $2.03 to $4.13. There were 419,000 options repriced during fiscal 1998.

     Common stock received through the exercise of incentive stock options, which are sold by the optionee within two years of grant or one year of exercise, result in a tax deduction for the Company equivalent to the taxable gain recognized by the optionee. For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to additional paid in capital rather than as a reduction of income tax expense.

EMPLOYEE STOCK PURCHASE PLAN

     On October 20, 1994, the shareholders approved the establishment of an Employee Stock Purchase Plan and authorized for issuance 200,000 shares of common stock. On November 2, 1999, the shareholders authorized the issuance of an additional 200,000 shares of common stock, thus increasing the total for the plan to 400,000 shares of common stock. During the fiscal years ended June 30, 2000, 1999, and 1998, 39,156, 47,810, and 22,060 shares of common stock were purchased, respectively, at prices ranging from $1.70 to $10.31 per share. At June 30, 2000, 233,597 shares of common stock were available for issuance under the plan. The plan provides for eligible participants to purchase common stock semi-annually at the lower of 85% of the market price at the beginning or end of the semi-annual period.

(8) EMPLOYEE BENEFIT PLANS

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

     The Company's profit-sharing plan expense for these plans was $113,000, $121,000 and $68,000 for the fiscal years ended June 30, 2000, 1999 and 1998, respectively.

(9) INCOME TAXES

     No income tax (benefit) was recorded in fiscal 2000 or fiscal 1999 as the Company has fully utilized all net operating loss carryback potential. Foreign taxes of $156 were recorded in fiscal 1998. The income tax (benefit) differs from the amount computed by applying the statutory Federal income tax rate to the loss before income taxes. The sources and tax effects are as follows:

                                                      2000      1999      1998
                                                    -------     -----     -----

Computed "expected" tax benefit                     $(1,525)    $(599)    $(937)
Foreign income taxes                                     --        --       156
Allowance for current net operating losses            1,525       599       937
                                                    -------     -----     -----
  Total income tax expense                          $    --     $  --     $ 156
                                                    =======     =====     =====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at June 30, 2000 and 1999 are presented below:

                                                          2000           1999
                                                        --------       --------

Deferred tax assets (liabilities):
  Purchased technology                                  $    398       $    434
  Allowances for doubtful accounts and returns               434            542
  Allowances for inventory obsolescence                      119             95

  Accrued compensation and benefits                          234            376

  Other accrued liabilities                                  449            410
  Depreciation and amortization                               88            680
  Federal net operating loss carryforwards                 9,408          7,139
  State net operating loss carryforwards                   3,731          3,331
  Prepaid expenses                                          (129)           (90)
                                                        --------       --------
  Net deferred tax assets                                 14,732         12,917
  Less valuation allowance                               (14,732)       (12,917)
                                                        --------       --------
  Net deferred tax assets                               $     --       $     --
                                                        ========       ========

     As of June 30, 2000 and June 30, 1999 the valuation allowance had increased by $1,815 and $402 to account for the changes in net deferred tax asset balances. In the assessment of the recognition of a valuation allowance, the Company considered recent operating losses experienced during the Company's transition from a company with primarily a networking and communications software orientation to a computer telephony solutions company, the uncertainty in estimating the magnitude and timing of the revenue contribution from products expected to be released over the next several quarters and the expiration dates of state net operating loss carryforwards.

     As of June 30, 2000, the Company has federal net operating losses available for carryforward of $27.7 million, which will expire in the years beginning July 1, 2012.

(10) LEASE COMMITMENTS

OPERATING LEASES

     The Company leases office, manufacturing and storage space, vehicles, and equipment under noncancelable operating lease agreements expiring through 2003. These leases contain renewal options and the Company is responsible for certain executory costs, including insurance, maintenance, taxes and utilities. Total rent expense for these operating leases was approximately $913, $773, and $566 for the fiscal years ended June 30, 2000, 1999 and 1998, respectively.

     The approximate minimum rental commitments under noncancelable operating leases that have remaining noncancelable lease terms in excess of one year at June 30, 2000 were as follows:

                     YEARS ENDING            FUTURE MINIMUM
                       JUNE 30               LEASE PAYMENTS
                       -------               --------------
                        2001                    $ 1,450
                        2002                      1,396
                        2003                      1,157
                        2004                      1,151
                        2005                      1,151
                        Thereafter                  237
                                                -------
                        Total                   $ 6,542
                                                =======

CAPITAL LEASES

     In December 1996, the Company entered into a sale-leaseback transaction for computer equipment and software with an aggregate value of approximately $1,350. The underlying lease, classified as a capital lease, included a 10% purchase option and required monthly payments of approximately $42 during its three-year term. In December 1999, the Company exercised its 10% purchase option. At June 30, 1999, the net amount of plant and equipment held under capital leases was $65, which is net of $55 of accumulated amortization.

(11) CONTINGENCIES

     The Company is subject to lawsuits and other claims arising in the ordinary course of its operations. In the opinion of management, based on consultation with legal counsel, the effect of such matters will not have a material adverse effect on the Company's financial position.

(12) DOMESTIC AND INTERNATIONAL OPERATIONS

     A summary of domestic and international net sales and international assets for the fiscal years ended June 30 follows:

                                           2000          1999         1998
                                          -------       ------       ------
     Domestic                             $14,495       $6,282       $4,198
     International                          1,194          862          573
                                          -------       ------       ------
     Net sales                            $15,689       $7,144       $4,771
                                          -------       ------       ------

     International assets                 $     2       $    2       $    2
                                          -------       ------       ------

(13) QUARTERLY RESULTS (UNAUDITED)

     The following tables present selected unaudited quarterly operating results for the Company's eight quarters ended June 30, 2000 for continuing and discontinued operations. The Company believes that all necessary adjustments have been made to present fairly the related quarterly results.

                                       First        Second         Third        Fourth
Fiscal 2000                           Quarter       Quarter       Quarter       Quarter        Total
-----------                           -------       -------       -------       -------        -----
Net sales                             $ 2,721       $ 3,653       $ 4,309       $ 5,006       $15,689
Gross profit                            1,453         2,413         2,845         3,736        10,447
Operating loss                         (1,656)         (932)       (3,331)         (261)       (6,180)
Net income (loss) from
  continuing operations                (1,469)         (669)       (3,147)           20        (5,265)
Net income (loss)                        (483)          111        (3,467)         (647)       (4,486)
Basic and diluted net
Income (loss) per common share
  from continuing operations             (.10)         (.04)         (.21)          .00          (.35)
Basic and diluted net
  income (loss) per common share         (.04)          .01          (.23)         (.04)         (.30)

Fiscal 1999
-----------
Net sales                             $ 1,358       $ 1,595       $ 1,852       $ 2,339       $ 7,144
Gross profit                              837           849           995         1,249         3,930
Operating loss                         (1,561)       (1,604)       (1,807)       (1,863)       (6,835)
Net loss from continuing
  operations                           (1,380)       (1,366)       (1,620)       (1,645)       (6,011)
Net loss                                 (332)         (230)         (580)         (620)       (1,762)
Basic and diluted net loss per
  common share from continuing
  operations                             (.09)         (.09)         (.11)         (.11)         (.41)
Basic and diluted net
  loss per common share                  (.02)         (.02)         (.04)         (.04)         (.12)

(14) SUPPLEMENTAL FINANCIAL INFORMATION

     A summary of additions and deductions related to the allowances for accounts receivable and inventories for the fiscal years ended June 30, 2000, 1999 and 1998 follows:

                                             Balance at                           Balance at
                                             Beginning                              End of
                                              of Year    Additions   Deductions      Year
                                              ------      ------      -------       ------
Allowances for doubtful accounts and returns:

  YEAR ENDED JUNE 30, 2000                    $1,356      $2,184      $(2,456)      $1,084
                                              ------      ------      -------       ------
  Year ended June 30, 1999                    $1,592      $1,757      $(1,993)      $1,356
                                              ------      ------      -------       ------
  Year ended June 30, 1998                    $3,990      $3,139      $(5,537)      $1,592
                                              ------      ------      -------       ------
Allowances for inventory obsolescence:

  YEAR ENDED JUNE 30, 2000                    $  143      $  307      $  (221)      $  229
                                              ------      ------      -------       ------
  Year ended June 30, 1999                    $  335      $   87      $  (279)      $  143
                                              ------      ------      -------       ------
  Year ended June 30, 1998                    $  725      $  200      $  (590)      $  335
                                              ------      ------      -------       ------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

                                    PART III

     Certain information required by Part III is omitted from this Report by virtue of the fact that the Company has filed with the Securities and Exchange Commission, pursuant to Regulation 14A, within 120 days after the end of the fiscal year covered by this Report, a definitive proxy statement (the "2000 Proxy Statement") relating to the Company's Annual Shareholders' Meeting to be held November 2, 2000. Certain information included in the 2000 Proxy Statement is incorporated herein by reference. The Company disseminated the 2000 Proxy Statement to shareholders beginning on September 29, 2000.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the Company's directors required by this item is contained in "Election of Directors" and "Nominees for Election," page 3, "Incumbent Directors," pages 3-4, "Section 16(a) Beneficial Ownership," pages 11-12, and "Meetings and Committees of the Board of Directors," page 4 of the 2000 Proxy Statement, and is incorporated herein by reference.

     The information concerning the Company's executive officers required by this item is contained in Part I, Item 4 of this Report under the caption "Executive Officers of the Registrant," and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is contained in "Executive Compensation," "Summary Compensation Table," "Officer Severance," "Option Grants in Last Fiscal Year," "Ten Year Option Repricings," "Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," "Director Compensation","Change in Control and Severance Agreements," "Compensation Committee Interlocks and Insider Participation," "Report of the Compensation Committee," and "Comparison of Stock Performance," pages 7-16, of the 2000 Proxy Statement, and is incorporated herein by reference.

     Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Exchange Act that might incorporate future filings, including this Annual Report on Form 10-K, the "Audit Committee Charter", "Independence of Audit Committee Members", "Report of Audit Committee", the "Report of the Compensation Committee" and "Comparison of Stock Performance" and Annex A in the 2000 Proxy Statement shall not be incorporated by reference into any such filings, and such information shall be entitled to the benefits provided in Item 306(c) and Item 402(a)(9) of Regulation S-K and Item 7(e)(3)(r) of Schedule 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is contained in "Security Ownership of Certain Beneficial Owners and Management," page 17 of the 2000 Proxy Statement, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The   information   required  by  this  item  is   contained   in  "Certain
Relationships and Related Transactions," of the 2000 Proxy Statement, and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Financial Statements and Financial Statement Schedules.

          An Index to financial statements and financial statement schedules is located on page 21 hereof.

     (b)  Reports on Form 8-K.

          None.

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

4.02      Rights  Agreement,  dated as of December 23,  1994,  between          (6)
          Artisoft,  Inc. and Bank One,  Arizona,  NA,  including  the
          Certificate  of  Designation  of  Rights   Preferences   and
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

10.05     Employment Agreement,  dated as of October 23, 1995, between          (11)
          William C. Keiper and the Registrant.

10.06     Employment Agreement,  dated as of October 26, 1995, between          (11)
          Joel J. Kocher and the Registrant.

10.07     Form of  Indemnification  Agreement entered into between the          (1)
          Registrant and its Directors.

10.08     International  Distributorship  Agreement,  dated  July  31,          (2)
          1992, between the Registrant and Canon System Globalization,
          Inc.

10.09     Asset Purchase  Agreement between Artisoft,  Inc. and Anthem          (4)
          Electronics, Inc.

10.10     Asset  Purchase   Agreement  between   Artisoft,   Inc.  and          (7)
          Microdyne Corporation dated as of January 6, 1995.

10.11     Outsource   Manufacturing  Agreement  dated  June  30,  1995          (8)
          between ECS, Inc. and the Registrant.

                                                                             Page or
Designation                        Description                           Method of Filing
-----------                        -----------                           ----------------
10.12     Stock  Purchase  Agreement  dated  December  21,  1995 among          (9)
          Artisoft, Inc. and David J. Saphier, Floyd Roberts and Peter
          Byer regarding the purchase of all of the outstanding common stock of Triton Technologies, Inc.

10.13     Asset  Purchase  Agreement  dated  February 13, 1996 between         (10)
          Artisoft,   Inc.  and  Stylus  Innovation  Incorporated  and
          Michael Cassidy, John W. Barrus, Laura Macfarlane, Robert H.
          Rines and Krisztina Holly (the Stylus Shareholders).

10.14     Amendment to the 1994 Preferred Shares Rights Agreement              (11)

10.15     Mortgage Loan to T. Paul Thomas                                    Page 44

10.16     Asset Purchase Agreement dated June 2, 2000 between                Page 48
          Artisoft, Inc., Triton Technologies, SpartaCom Technologies
          and Spartacom Inc. (For Purposes of Articles IV, VI, XI
          and XIII Thereof)

10.17     First Amendment to Asset Purchase Agreement between                Page 96
          Artisoft, Inc., Triton Technologies, SpartaCom Technologies
          and Spartacom Inc.

11.01     Computation of net loss per share                                  Page 99

22.01     Subsidiaries of the Registrant                                     Page 100

23.01     Consent of KPMG LLP                                                Page 101

24.01     Powers of Attorney.                                           See Signature Page

27        Financial Data Schedule

--------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-42046) or amendments thereto, filed with the Securities and Exchange Commission on August 5, 1991.
(2) Incorporated by reference to the Company's Annual Report on Form 10-K for fiscal 1992 ended June 30, 1992.
(3) Incorporated by reference to the Company's Annual Report on Form 10-K for fiscal 1993 ended June 30, 1993.
(4)  Incorporated by reference to the Company's Form 8-K dated January 4, 1994.
(5) Incorporated by reference to the Company's Annual Report on Form 10-K for fiscal 1994 ended June 30, 1994.
(6)  Incorporated  by reference  to the  Company's  Form 8-K dated  December 22,
     1994.
(7)  Incorporated  by reference  to the  Company's  Form 8-K dated  February 10,
     1995.
(8) Incorporated by reference to the Company's Annual Report on Form 10-K for fiscal 1995 ended June 30, 1995.
(9)  Incorporated  by reference  to the  Company's  Form 8-K dated  December 21,
     1995.
(10) Incorporated  by reference  to the  Company's  Form 8-K dated  February 13,
     1996.
(11) Incorporated by reference to the Company's Annual Report on Form 10-K for fiscal 1996 ended June 30, 1996.
(12) Incorporated by reference to the Company's Form 8-K dated August 28, 1998.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ARTISOFT, INC.


Date: September 22, 2000               By /s/ Steven G. Manson
                                          ---------------------------------
                                          Steven G. Manson, President
                                          and Chief Executive Officer
                                          (Principal Executive Officer)

                            SPECIAL POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that the undersigned, constitutes and appoints STEVEN G. MANSON and KIRK D. MAYES, and each of them, his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Form 10-K Annual Report, and to file the same with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents, or each of them, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Name                          Title                       Date
          ----                          -----                       ----

/s/ Steven G. Manson        President and Chief Executive     September 22, 2000
------------------------    Officer, Director (Principal
Steven G. Manson            Executive Officer)


/s/ Kirk D. Mayes           Controller and Interim Chief
------------------------    Financial Officer (Principal      September 22, 2000
Kirk D. Mayes               Financial Officer)


/s/ Michael P. Downey       Chairman of the Board             September 22, 2000
------------------------
Michael P. Downey

/s/ Kathryn B. Lewis        Director                          September 22, 2000
------------------------
Kathryn B. Lewis

/s/ Francis E. Girard       Director                          September 22, 2000
------------------------
Francis E. Girard

/s/ James L. Zucco, Jr.     Director                          September 22, 2000
------------------------
James L. Zucco, Jr.

/s/ Robert H. Goon          Director                          September 22, 2000
------------------------
Robert H. Goon

                                  EXHIBIT INDEX

                                                                    Sequentially
                                                                      Numbered
Exhibit                  Description                                    Page
-------                  -----------                                    ----

10.15     Mortgage Loan to T. Paul Thomas                                 44

10.16     Asset Purchase Agreement dated June 2, 2000 between             48
          Artisoft, Inc., Triton Technologies, SpartaCom Technologies and Spartacom Inc. (For Purposes of Articles IV, VI, XI and XIII Thereof)

10.17     First Amendment to Asset Purchase Agreement between             96
          Artisoft, Inc., Triton Technologies, SpartaCom Technologies and Spartacom Inc.

11.01     Computation of net loss per share.                              99

22.01     Subsidiaries of the Registrant.                                100

23.01     Consent of Independent Auditors.                               101

27        Financial Data Schedule                                        102