Form 10-Q
period 2000-09-30
ARTISOFT INC
filed 2000-11-13
CIK 877931

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 000-19462

                                 ARTISOFT, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                              86-0446453
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

                                Yes [X]   No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 13, 2000).

                 Common stock, $.01 par value: 15,684,461 shares

================================================================================

                         ARTISOFT, INC. AND SUBSIDIARIES
                                      INDEX

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

             Condensed Consolidated Balance Sheets-
               September 30, 2000 and June 30, 2000                            3

             Condensed Consolidated Statements of Operations-
               Three Months Ended September 30, 2000 and 1999                  4

             Condensed Consolidated Statements of Cash Flows-
               Three Months Ended September 30, 2000 and 1999                  5

             Notes to Condensed Consolidated Financial Statements            6-8

   Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations                  9-17

   Item 2(a). Quantitative and Qualitative Disclosures
                about Market Risk                                          17-18

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings                                                  18

   Item 2. Changes in Securities                                              18

   Item 3. Defaults Upon Senior Securities                                    18

   Item 4. Submission of Matters to a Vote by Security Holders                18

   Item 5. Other Information                                                  18

   Item 6. Exhibits and Reports on Form 8-K                                   18

SIGNATURES                                                                    19

EXHIBITS
   11       Computation of Net Income Per Share                               20
   27       Financial Data Schedule                                           21

                         ARTISOFT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                  September 30,      June 30,
ASSETS                                                2000             2000
                                                   ------------    ------------
                                                   (unaudited)
Current assets:
  Cash and cash equivalents                        $      5,485    $      5,120
  Short term investments                                  1,479           2,490
  Receivables:
    Trade accounts, net                                   1,049           1,511
    Other receivables                                       125             146
  Inventories                                             1,179             808
  Prepaid expenses                                          625             366
                                                   ------------    ------------
      Total current assets                                9,942          10,441
                                                   ------------    ------------
Long term investments                                     7,797           7,797

Property and equipment                                    2,765           2,353
  Less accumulated depreciation and amortization         (1,310)         (1,140)
                                                   ------------    ------------
      Net property and equipment                          1,455           1,213
                                                   ------------    ------------
Other assets                                                217             179

Net assets from discontinued operations                      --           1,864
                                                   ------------    ------------
                                                   $     19,411    $     21,494
                                                   ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                 $        958    $        928
  Accrued liabilities                                     2,057           1,937
  Deferred revenue                                           87              41
                                                   ------------    ------------
      Total current liabilities                           3,102           2,906
                                                   ------------    ------------
Commitments and contingencies                                --              --

Shareholders' equity:
  Preferred stock, $1.00 par value
    Authorized 11,433,600 shares; none issued                --              --
  Common stock, $.01 par value. Authorized
    50,000,000 shares; issued 28,992,030
    shares at September 30, 2000 and
    28,742,744 at June 30, 2000                             290             287
  Additional paid-in capital                            102,129         101,363
  Accumulated deficit                                   (16,326)        (13,278)
  Less treasury stock, at cost, 13,320,500 shares
    at September 30, 2000 and June 30, 2000             (69,784)        (69,784)
                                                   ------------    ------------
      Total shareholders' equity                         16,309          18,588
                                                   ------------    ------------
                                                   $     19,411    $     21,494
                                                   ============    ============

     See accompanying notes to condensed consolidated financial statements.

                         ARTISOFT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                           Three Months Ended
                                                              September 30,
                                                         ----------------------
                                                           2000          1999
                                                         --------      --------
                                                              (unaudited)

Net sales                                                $  2,221      $  2,721
Cost of sales                                                 604         1,268
                                                         --------      --------
  Gross profit                                              1,617         1,453
                                                         --------      --------
Operating expenses:
  Sales and marketing                                       2,433         1,455
  Product development                                       1,262           746
  General and administrative                                1,159           908
                                                         --------      --------
        Total operating expenses                            4,854         3,109
                                                         --------      --------
Loss from operations                                       (3,237)       (1,656)

Other income, net                                             189           187
                                                         --------      --------
  Net loss from continuing operations                      (3,048)       (1,469)

Income from discontinued operations, net of tax                --           987
                                                         --------      --------
  Net loss                                               $ (3,048)     $   (482)
                                                         ========      ========
Net loss per common share from continuing
  operations-Basic and Diluted                           $   (.20)     $   (.10)
                                                         --------      --------
Net loss per common share-Basic and Diluted              $   (.20)     $   (.03)
                                                         ========      ========
Weighted average common shares outstanding-
  Basic and Diluted                                        15,591        14,834
                                                         ========      ========

     See accompanying notes to condensed consolidated financial statements.

                         ARTISOFT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 Three Months Ended
                                                                    September 30,
                                                                 --------------------
                                                                   2000        1999
                                                                 --------    --------
                                                                     (unaudited)
Cash flows from operating activities:
  Net loss                                                       $ (3,048)   $   (482)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                                   192         157
      Gain from disposition of property, net                           --           3
      Change in accounts receivable and inventory allowances           78         (29)
  Changes in assets and liabilities:
    Receivables:
      Trade accounts                                                  416         978
      Other receivables                                                21         (47)
    Inventories                                                      (403)        (20)
    Prepaid expenses                                                 (259)       (170)
    Accounts payable, accrued liabilities and deferred revenue        196         (92)
    Net assets from discontinued operations                         1,864        (948)
    Other assets                                                      (61)         (1)
                                                                 --------    --------
        Net cash used in operating activities                      (1,004)       (651)
                                                                 --------    --------
Cash flows from investing activities:
  Proceeds from sale of investment securities                       1,011          --
  Purchases of property and equipment                                (411)        (88)
                                                                 --------    --------
        Net cash provided by (used in) investing activities           600         (88)
                                                                 --------    --------
Cash flows from financing activities:
  Proceeds from the exercise of stock options                         769          42
                                                                 --------    --------
      Net cash provided by financing activities                       769          42
                                                                 --------    --------
Net increase (decrease) in cash and cash equivalents                  365        (697)

Cash and cash equivalents at beginning of period                    5,120      16,148
                                                                 --------    --------
Cash and cash equivalents at end of period                       $  5,485    $ 15,451
                                                                 ========    ========

Note: During the three months ended June 30, 2000 the Company invested $10.3 million of its cash and cash equivalents in short term and long term investment securities.

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

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments (of a normal recurring nature) which are necessary for a fair presentation of the financial results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 2000 Annual Report on Form 10-K. The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

(2) COMPUTATION OF NET LOSS PER SHARE

     Basic loss per share is computed by dividing loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock that then shared in the earnings (loss) of the Company. In calculating net loss per common share for the three month periods ended September 30, 2000 and 1999, 590,371 and 666,724 shares, respectively, of anti-dilutive common stock equivalent shares consisting of stock options have been excluded because their inclusion would have been anti-dilutive.

(3) DISCONTINUED OPERATIONS

     In September 1999, the Company announced its intention to investigate the potential separation of its two business units: the Communications Software Group (CSG) and the Computer Telephony Group (CTG). On June 2, 2000, the Company signed a definitive agreement to sell the CSG assets to Prologue Software Group for approximately $3.0 million (including accounts receivable). The sale was closed effective June 30, 2000. Thus the Company has reclassified the accompanying consolidated balance sheets, statements of operations and statements of cash flows of CSG to Discontinued Operations.

     The following is a summary of the operating results of the Discontinued Operations for the three month period ended September 30, 1999 (in thousands):

                                    Three Months Ended
                                      September 30,
                                          1999
                                         -------
     Net sales                           $ 3,680
     Cost of sales                           954
                                         -------
     Gross profit                          2,726
                                         -------
     Operating expenses                    1,739
                                         -------
     Net income                          $   987
                                         =======

(4) INVENTORIES

     Inventories at September 30, 2000 and June 30, 2000 consist of the following:

                                      September 30,    June 30,
                                          2000           2000
                                         -------        -------
     Raw materials                       $   577        $   487
     Finished goods                          863            550
                                         -------        -------
                                           1,440          1,037
     Inventory allowances                  (261)           (229)
                                         -------        -------
                                         $ 1,179        $   808
                                         =======        ========

(5) PROPERTY AND EQUIPMENT

     Property and equipment at September 30, 2000 and June 30, 2000 consist of the following:

                                      September 30,    June 30,
                                          2000           2000
                                         -------        -------
     Furniture and fixtures              $    40        $    39
     Computers and other equipment         2,443          2,035
     Leasehold improvements                  282            279
                                         -------        -------
                                           2,765          2,353
     Accumulated depreciation and
     amortization                         (1,310)        (1,140)
                                         -------        -------
                                         $ 1,455        $ 1,213
                                         =======        =======

(6) OTHER ASSETS

     Other assets at September 30, 2000 and June 30, 2000 consist of the following:

                                              September 30,   June 30,
                                                  2000           2000
                                                --------       --------
     Purchased technology, net of accumulated
       amortization of $396 and $374            $     41       $     63
     Recoverable deposits and other                  176            116
                                                --------       --------
                                                $    217       $    179
                                                ========       ========

(7) ACCRUED LIABILITIES

     Accrued liabilities at September 30, 2000 and June 30, 2000 consist of the following:

                                              September 30,    June 30,
                                                  2000           2000
                                                --------       --------
     Compensation and benefits                  $    819       $  1,032
     Payroll, sales and property taxes                39             33
     Marketing                                       741            374
     Royalties                                       112            334
     Other                                           346            164
                                                --------       --------
                                                $  2,057       $  1,937
                                                ========       ========

                         ARTISOFT, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     NET SALES. Net sales decreased 18% to $2.2 million for the quarter ended September 30, 2000 from $2.7 million for the quarter ended September 30, 1999. The decrease in net sales for the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999 was due to the discontinuation of sales of the Company's Visual Voice product line. During the quarter ended December 31, 1999, Intel Corporation purchased the Company's Visual Voice source code for $2.7 million. Intel Corporation also agreed to pay the Company $1.5 million in professional service fees associated with support and services provided to Intel Corporation and the existing Visual Voice customers between October 1, 1999 and June 30, 2000. These revenues were recognized ratably between October 1, 1999 and June 30, 2000. The Company agreed to discontinue selling the Visual Voice product line as of June 30, 2000. The decrease in overall revenues caused by the discontinuation of Visual Voice was partially offset by increased sales of the Company's TeleVantage product line between the quarter ended September 30, 1999 and September 30, 2000.

     The Company distributes its products internationally and tracks sales by major geographic area. Non-U.S. sales represented 17% and 9% of total net sales for the quarters ended September 30, 2000 and 1999, respectively. The percentage increase in international sales is due primarily to sales made to ALR (a European TeleVantage distributor) during the quarter ended September 30, 2000. International sales increased 100% to $.4 million for the quarter ended September 30, 2000 from $.2 million for the quarter ended September 30, 1999.

     GROSS PROFIT. The Company's gross profit was $1.6 million for the quarter ended September 30, 2000 and $1.5 million for the quarter ended September 30, 1999 or 73% and 53% of net sales, respectively. The increase in gross profit percentage for the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999 was due to the discontinuation of Visual Voice hardware sales and lower sales of TeleVantage Not For Resale Kits (NFR's) associated with the Company's development of its TeleVantage reseller channel. Gross profit may fluctuate on a quarterly basis because of product mix, pricing actions and changes in sales and inventory allowances.

     SALES AND MARKETING. Sales and marketing expenses were $2.4 million for the quarter ended September 30, 2000 and $1.5 million for the quarter ended September 30, 1999, representing 110% and 53% of net sales, respectively. The increase in sales and marketing expenses in aggregate dollars for the quarter ended September 30, 2000 compared to the same period in fiscal 2000 was due principally to increased expenditures on the sales and marketing infrastructure for the Company's TeleVantage product line. The increase in sales and marketing expenses as a percentage of sales for the quarter ended September 30, 2000 compared to the same period in fiscal 2000 is due to the overall decrease in net sales for the quarter ended September 30, 2000 and the aforementioned increase in sales and marketing infrastructure expense.

     PRODUCT DEVELOPMENT. Product development expenses were $1.3 million for the quarter ended September 30, 2000 and $.7 million for the quarter ended September 30, 1999, representing 57% and 27% of net sales, respectively. The increase in aggregate product development expenses for the quarter ended September 30, 2000 compared to the same period in fiscal 2000 is principally attributable to the addition of product development resources. The addition of new development personnel to the Computer Telephony Group during the quarter ended September 30, 2000 was required to meet planned future product introduction timetables. Specifically, the Company has added development personnel in advance of the expected future release of TeleVantage 4.0, its flagship product and current development efforts associated with the anticipated future release of Intel's CT Media product line. The increase in product development expenses as a percentage of net sales for the quarter ended September 30, 2000 compared to the same period in fiscal 2000 is principally due to the overall decrease in net sales between the two periods and the aforementioned increase in expenses associated with the addition of new product development personnel. The Company believes the introduction of new products to the market in a timely manner is critical to its future success.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1.2 million for the quarter ended September 30, 2000 and $ .9 million for the quarter ended September 30, 1999, representing 52% and 33% of net sales, respectively. The increase in aggregate general and administrative expenses for the quarter ended September 30, 2000 compared to the same period in fiscal 2000 is principally the result of additional occupancy costs incurred subsequent to the expansion of the Company's Cambridge, Massachusetts-based headquarters and increased depreciation expense on the Company's fixed assets in its Cambridge, Massachusetts headquarters. The increase in general and administrative costs as a percentage of net sales for the quarter ended September 30, 2000 compared to the same period in fiscal 2000 is principally due to the overall decrease in net sales between the two periods.

     OTHER INCOME, NET. For the quarter ended September 30, 2000, other income, net, increased to $189,000, from $187,000 in the corresponding quarter of fiscal 2000. The increase for the quarter ended September 30, 2000 resulted principally from the receipt of increased interest income on the Company's cash and investment balances.

FUTURE RESULTS

     The Company intends to continue to increase its investments and expenditures in sales, marketing and development of its software-based phone system, TeleVantage. The Company will likely see increased operating expenditures over the next several quarters as it completes planned development, marketing and sales personnel expansion efforts for its TeleVantage product line. With these planned headcount increases and increases in rental rates, the Company will see increased occupancy expenses associated with its Cambridge, Massachusetts corporate headquarters.

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

     In January 2000, the Company executed a strategic partnership with TAIS intended to allow the Company and TAIS to deliver an integrated communications server and software-PBX solution for small and midsized businesses. Under the terms of the agreement, TAIS will invest in licenses of TeleVantage for customized versions of the software product to be integrated with its computer telephony systems and communications server product offerings. The Company will be required to meet certain development milestones in providing the customized software to TAIS. TAIS acquired 100,000 shares of Artisoft common stock at a price of $6.994 per share and has the right to acquire an additional 50,000 shares pursuant to a warrant agreement. Additionally, the Company authorized TAIS to purchase an additional 1,350,000 shares of the Company's common stock on the open market. Toshiba is not contractually or in any other way required to purchase shares on the open market. The Company incurred a non-cash charge of approximately $2.3 million dollars on the issuance of these securities, which was recognized as selling expense during the quarter ended March 31, 2000.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of $5.5 million at September 30, 2000 compared to $5.1 million at June 30, 2000 and working capital of $6.8 million at September 30, 2000 compared to $7.5 million at June 30, 2000. The increase in cash and cash equivalents of $.4 million was the result of the liquidation of certain short term investments and the conversion of a portion of these proceeds into cash and cash equivalents. The decrease in the Company's working capital of $.7 million was primarily the result of a decrease in trade receivables due to lower net sales achieved during the quarter ended September 30, 2000 as compared to the quarter ended June 30, 2000. Additionally, the aformentioned reduction in short term investments also contributed to the decrease in working capital.

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

SHORT TERM AND LONG TERM INVESTMENTS

     The Company had short and long term investment balances of $9.3 million at September 30, 2000 compared to $10.3 million at June 30, 2000. The decrease in overall investment balances at September 30, 2000 compared to June 30, 2000 is due to the liquidation of some of these securities into cash in order to fund operations. The Company purchased various AAA rated intermediate term securities during fiscal 2000. All of these securities mature by December 31, 2005. Securities with maturities between 91 days and 1 year are classified as short term. Those securities with maturities of 366 days or greater are classified as long term investments at September 30, 2000 and June 30, 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB Opinion No. 25). This interpretation provides guidance regarding the application of APB Opinion 25 to Stock Compensation involving employees. This interpretation is effective July 1, 2000 and does not have a material effect on the Company's financial statements.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income (loss) depending on whether a derivative is designed as part of a hedge transaction and, if so, the type of hedge transaction involved. The Company does not expect that adoption of SFAS No. 133 will have a material impact on its consolidated financial position or results of operations as the Company does not currently hold any derivative fianancial instruments.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

     This Form 10-K may contain  forward-looking  statements  that involve risks and uncertainties, including, but not limited to, the impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources, product development and commercialization risks, costs associated with the integration and administration of acquired operations, capacity and supply constraints or difficulties, the results of financing efforts and other risks detailed from time to time in the Company's Securities and Exchange Commission filings. The Company filed its fiscal 2000 Form 10-K on September 22, 2000.

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

          No. 27 - Financial Data Schedule for Form 10-Q dated November 13, 2000

     (c)  Reports on Form 8-K

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       ARTISOFT, INC.


Date: November 13, 2000                By /s/ Steven G. Manson
                                          --------------------------------------
                                          Steven G. Manson
                                          President and Chief Executive Officer


                                       By /s/ Kirk D. Mayes
                                          --------------------------------------
                                          Kirk D. Mayes
                                          Controller and Interim Chief Financial
                                          Officer