Form 10-Q
period 2000-12-31
ARTISOFT INC
filed 2001-02-14
CIK 877931

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended December 31, 2000

                                       or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (February 14, 2001).

                 Common stock, $.01 par value: 15,723,127 shares

================================================================================

                         ARTISOFT, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           Page
                                                                           ----
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

             Condensed Consolidated Balance Sheets -
             December 31, 2000 (Unaudited) and June 30, 2000                  3

             Condensed Consolidated Statements of Operations (Unaudited) -
             Three and Six Months Ended December 31, 2000 and 1999            4

             Condensed Consolidated Statements of Cash Flows
             (Unaudited) - Six Months Ended December 31, 2000 and 1999        5

             Notes to Condensed Consolidated Financial Statements           6-8

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations                  9-18

     Item 2(a). Quantitative and Qualitative Disclosures about
                Market Risk                                                18-19

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                                20

     Item 2. Changes in Securities                                            20

     Item 3. Defaults Upon Senior Securities                                  20

     Item 4. Submission of Matters to a Vote by Security Holders              20

     Item 5. Other Information                                                20

     Item 6. Exhibits and Reports on Form 8-K                                 21

SIGNATURES                                                                    22

EXHIBITS

     11   Computation of Net Income (Loss) Per Share                          23

                         ARTISOFT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                     December 31,      June 30,
                                                                         2000            2000
                                                                      ---------       ---------
                                                                     (unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents                                           $   8,496       $   5,120
  Short term investments                                                  1,244           2,490
  Receivables:
    Trade accounts, net                                                   1,435           1,511
    Other receivables                                                        51             146
  Inventories                                                             1,050             808
  Prepaid expenses                                                          638             366
                                                                      ---------       ---------
        Total current assets                                             12,914          10,441
                                                                      ---------       ---------

Long term investments                                                       994           7,797

Property and equipment                                                    3,160           2,353
  Less accumulated depreciation and amortization                         (1,509)         (1,140)
                                                                      ---------       ---------
        Net property and equipment                                        1,651           1,213
                                                                      ---------       ---------

Other assets                                                                195             179

Net assets from discontinued operations                                      --           1,864
                                                                      ---------       ---------

                                                                      $  15,754       $  21,494
                                                                      =========       =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                    $     962       $     928
  Accrued liabilities                                                     2,006           1,937
  Deferred revenue                                                           84              41
                                                                      ---------       ---------
        Total current liabilities                                         3,052           2,906
                                                                      ---------       ---------

Commitments and contingencies                                                --              --

Shareholders' equity:
  Preferred stock, $1.00  par value Authorized 11,433,600
   shares; none issued                                                       --              --
  Common stock, $.01 par value. Authorized 50,000,000 shares;
   issued 29,042,346 shares at December 31, 2000 and 28,742,744
   at June 30, 2000                                                         290             287
  Additional paid-in capital                                            102,295         101,363
  Accumulated deficit                                                   (20,099)        (13,278)
  Less treasury stock, at cost, 13,320,500 shares at
   December 31, 2000 and June 30, 2000                                  (69,784)        (69,784)
                                                                      ---------       ---------
         Total shareholders' equity                                      12,702          18,588
                                                                      ---------       ---------
                                                                      $  15,754       $  21,494
                                                                      =========       =========

     See accompanying notes to condensed consolidated financial statements.

                         ARTISOFT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)
                                   (Unaudited)

                                                              Three Months Ended             Six Months Ended
                                                                  December 31,                  December 31,
                                                            ---------------------       ---------------------
                                                              2000         1999           2000         1999
                                                            --------     --------       --------     --------
Net sales                                                   $  2,022     $  3,653       $  4,243     $  6,374
Cost of sales                                                    473        1,240            972        2,508
                                                            --------     --------       --------     --------
       Gross profit                                            1,549        2,413          3,271        3,866
                                                            --------     --------       --------     --------

Operating Expenses:
  Sales and marketing                                          2,724        1,725          5,157        3,181
  Product development                                          1,415          709          2,677        1,455
  General and administrative                                   1,319          911          2,583        1,819
                                                            --------     --------       --------     --------
       Total operating expenses                                5,458        3,345         10,417        6,455
                                                            --------     --------       --------     --------

Loss from operations                                          (3,909)        (932)        (7,146)      (2,589)

Other income, net                                                136          263            325          450
                                                            --------     --------       --------     --------
       Net loss from continuing operations                  $ (3,773)    $   (669)      $ (6,821)    $ (2,139)
                                                            --------     --------       --------     --------
Income from discontinued operations, net of tax                   --          780             --        1,768
                                                            --------     --------       --------     --------

       Net income (loss)                                    $ (3,773)    $    111       $ (6,821)    $   (371)
                                                            ========     ========       ========     ========
Net loss per common share from continuing operations -
 Basic and Diluted                                          $   (.24)    $   (.04)      $   (.44)    $   (.14)
                                                            ========     ========       ========     ========

Net income (loss) per common share - Basic and Diluted      $   (.24)    $    .01       $   (.44)    $   (.02)
                                                            ========     ========       ========     ========
Weighted average common shares outstanding:
 Basic                                                        15,674       14,933         15,513       14,956
                                                            ========     ========       ========     ========
  Diluted                                                     15,674       16,228         15,513       14,956
                                                            ========     ========       ========     ========

     See accompanying notes to condensed consolidated financial statements.

                         ARTISOFT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                    Six Months Ended
                                                                       December 31,
                                                                  -----------------------
                                                                    2000          1999
                                                                  --------       --------
                                                                 (unaudited)
Cash flows from operating activities:
 Net loss                                                         $ (6,821)      $   (371)
 Adjustments to reconcile net loss to net
  cash (used in) provided by operating activities:
  Depreciation and amortization                                        369            254
  Change in accounts receivable and inventory allowances              (138)          (134)
 Changes in assets and liabilities:
  Receivables:
    Trade accounts                                                     246            379
    Other receivables                                                   95            (89)
  Inventories                                                         (274)          (567)
  Prepaid expenses                                                    (272)            61
  Accounts payable, accrued liabilities and deferred revenue           146          2,072
  Net assets from discontinued operations                            1,864         (1,234)
  Other assets                                                         (16)            43
                                                                  --------       --------
        Net cash (used in) provided by operating activities         (4,801)           414
                                                                  --------       --------
Cash flows from investing activities:
  Proceeds from sale of investment securities                        8,049             --
  Purchases of property and equipment                                 (807)          (138)
                                                                  --------       --------
        Net cash provided by (used in) investing activities          7,242           (138)
                                                                  --------       --------
Cash flows from financing activities:
  Proceeds from the exercise of stock options                          935            640
                                                                  --------       --------
        Net cash provided by financing activities                      935            640
                                                                  --------       --------

Net increase in cash and cash equivalents                            3,376            916
Cash and cash equivalents at beginning of period                     5,120         16,148
                                                                  --------       --------

Cash and cash equivalents at end of period                        $  8,496       $ 17,064
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

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments (of a normal recurring nature), which are necessary for a fair presentation of the financial results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 2000 Annual Report on Form 10-K. The results of operations for the three or six months ended December 31, 2000 are not necessarily indicative of the results to be expected for the full year.

REVENUE RECOGNITION

     The Company has adopted the provisions of SOP 97-2, Software Revenue Recognition. Revenue from TeleVantage and Visual Voice software, Visual Voice hardware and TeleVantage NFR kits is recognized when (i) a signed noncancelable purchase order is received, (ii) the product has been shipped from our distribution facilities, (iii) our revenue on the transaction is fixed or determinable, and (iv) collectibility is probable. Revenue from software license agreements that have significant customizations and modification of the software product is deferred and recognized using the percentage completion method. There was no material change to our accounting for revenue as a result of the adoption of SOP 97-2.

     Revenue from TeleVantage software subscriptions is recognized ratably over the subscription term, typically twelve months.

     Revenues recognized from consulting and training are derived primarily from consulting, implementation and training. Revenue from both training and consulting is recognized as the services are performed, collectibility is probable and such revenues are contractually non-refundable. Amounts collected prior to satisfying the above revenue recognition criteria are classified as deferred revenue.

CLASSIFICATION AND PRESENTATION OF INVESTMENTS

     At June 30, 2000 and December 31, 2000 the Company had $10.3 million and $2.2 million, respectively, in long and short term investment balances. The Company has classified these securities as "available for sale" and has presented them at their current market value as of December 31, 2000 which approximated their amortized cost bases on the reclassification date. Prior to

December 31, 2000, the Company classified these securities as "held to maturity" and accordingly, presented the securities as adjusted for the amortization or accretion of premiums or discounts. Subsequent to June 30, 2000 the Company liquidated a portion of these securities prior to maturity to fund operations and accordingly, has classified the remaining securities as "available for sale".

(2)  COMPUTATION OF NET LOSS PER SHARE

     Basic loss per share is computed by dividing loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock that then shared in the earnings (loss) of the Company. In calculating unaudited net loss per common share for the three and six month periods ended December 31, 2000 and the six month period ended December 31, 1999, 198,440, 381,430 and 1,115,067 shares, respectively, of anti-dilutive common stock equivalent shares consisting of stock options have been excluded because their inclusion would have been anti-dilutive.

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

     The following is a summary of the operating results of the Discontinued Operations for the three and six month periods ended December 31, 1999 (in thousands):

                                        Three Months Ended     Six Months Ended
                                         December 31, 1999     December 31, 1999
                                         -----------------     -----------------

       Net sales                              $3,074                $6,754
       Cost of sales                             609                 1,563
                                              ------                ------
       Gross profit                            2,465                 5,191
                                              ------                ------
       Operating expenses                      1,685                 3,423
                                              ------                ------
       Net income                             $  780                $1,768
                                              ======                ======

(4)  INVENTORIES

     Inventories at December 31, 2000 and June 30, 2000 consist of the following:

                                            December 31,           June 30,
                                               2000                 2000
                                              -------              -------
                                            (Unaudited)

       Raw materials                          $   546              $   487
       Work-in-process                             76                   --
       Finished goods                             689                  550
                                              -------              -------
                                                1,311                1,037
       Inventory allowances                      (261)                (229)
                                              -------              -------
                                              $ 1,050              $   808
                                              =======              =======

(5)  PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 2000 and June 30, 2000 consist of the following:

                                                    December 31,       June 30,
                                                       2000             2000
                                                      -------          -------
                                                    (Unaudited)

      Furniture and fixtures                          $    70          $    39
      Computers and other equipment                     2,788            2,035
      Leasehold improvements                              302              279
                                                      -------          -------
                                                        3,160            2,353
      Accumulated depreciation and amortization        (1,509)          (1,140)
                                                      -------          -------
                                                      $ 1,651          $ 1,213
                                                      =======          =======

(6)  OTHER ASSETS

     Other assets at December 31, 2000 and June 30, 2000 consist of the following:

                                                     December 31,      June 30,
                                                        2000             2000
                                                       -------         -------
                                                     (Unaudited)
      Purchased technology, net of
        accumulated amortization of $418 and $374      $    20         $    63
      Recoverable deposits and other                       175             116
                                                       -------         -------
                                                       $   195         $   179
                                                       =======         =======

(7)  ACCRUED LIABILITIES

     Accrued liabilities at December 31, 2000 and June 30, 2000 consist of the following:

                                                      December 31,     June 30,
                                                         2000           2000
                                                        -------        -------
                                                      (Unaudited)

      Compensation and benefits                         $   800        $ 1,032
      Payroll, sales and property taxes                      91             33
      Marketing                                             682            374
      Royalties                                             102            334
      Other                                                 331            164
                                                        -------        -------
                                                        $ 2,006        $ 1,937
                                                        =======        =======

                         ARTISOFT, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     NET SALES. Net sales decreased 45% to $2.0 million for the quarter ended December 31, 2000 from $3.7 million for the quarter ended December 31, 1999. Net sales decreased 33% to $4.2 million for the six month period ended December 31, 2000 from $6.4 million for the six month period ended December 31, 1999. The decrease in net sales for the quarter and six month period ended December 31, 2000 as compared to the quarter and six month period ended December 31, 1999 was due to the discontinuation of sales of the Company's Visual Voice software product line. Additionally, prior to June 30, 2000 the Company also sold assorted Dialogic hardware to be used with its Visual Voice software. Sales of these Dialogic voice processing boards discontinued upon the termination of the Visual Voice software sales. During the quarter ended December 31, 1999, Intel Corporation purchased the Company's Visual Voice source code for $2.7 million. Intel Corporation also agreed to pay the Company $1.5 million in professional service fees associated with support and services provided to Intel Corporation and the existing Visual Voice customers between October 1, 1999 and June 30, 2000. These revenues were recognized ratably between October 1, 1999 and June 30, 2000. The Company agreed to discontinue selling the Visual Voice product line as of June 30, 2000. Although net sales of the Company's TeleVantage product were sequentially relatively unchanged between the quarters ended September 30, 2000 and December 31, 2000, TeleVantage Sales have gradually accelerated since the beginning of fiscal year 1999.

     The Company distributes its products both domestically and internationally through distributors and OEM's and tracks sales by customer and major geographic area. International net sales represented 9% and 5% of total net sales for the quarters ended December 31, 2000 and 1999, respectively. Aggregate international net sales for each of the quarters ended December 31, 2000 and December 31, 1999 was $.2 million. International net sales decreased to $.5 million for the six month period ended December 31, 2000 from $.6 million for the six month period ended December 31, 1999. International net sales as a percentage of total net sales increased from 9% for the six month period ended December 31, 1999 to 13% for the six month period ended December 31, 2000. The percentages of U.S. and international net sales can be expected to change as the Company's distribution of its TeleVantage products develops.

     GROSS PROFIT. The Company's gross profit was $1.5 million for the quarter ended December 31, 2000 and $2.4 million for the quarter ended December 31, 1999 or 77% and 66% of net sales, respectively. The Company's gross profit was $3.3 million for the six month period ended December 31, 2000 and $3.9 million for the six-month period ended December 31, 1999 or 77% and 61% of net sales, respectively. The increase in gross profit percentage for the quarter and six months ended December 31, 2000 as compared to the quarter and six months ended December 31, 1999 was due to the discontinuation of Visual Voice hardware sales and lower sales as a percentage of total sales of the TeleVantage Not For Resale Kits (NFR's) associated with the Company's development of its TeleVantage reseller channel. The net decrease in aggregate dollars of gross profit margin for the quarter and six month periods ended December 31, 2000 as compared to the corresponding periods in fiscal 2000 is due to lower overall net sales caused principally by the discontinuation of sales of the Company's Visual Voice product line. Gross profit may fluctuate on a quarterly basis because of product mix, pricing actions and changes in sales and inventory allowances.

     SALES AND MARKETING. Sales and marketing expenses were $2.7 million for the quarter ended December 31, 2000 and $1.7 million for the quarter ended December 31, 1999, representing 135% and 47% of net sales, respectively. Sales and marketing expenses were $5.2 million and $3.2 million for the six month periods ended December 31, 2000 and 1999, respectively (122% and 50% of net sales, respectively). The increase in sales and marketing expenses in aggregate dollars for the quarter and six months ended December 31, 2000 compared to the same period in fiscal 2000 was due principally to increased expenditures on the sales and marketing infrastructure (in particular an upgrade of the Company's field-based sales professionals) for the Company's TeleVantage product line. The increase in sales and marketing expenses as a percentage of sales for the quarter and six month periods ended December 31, 2000 compared to the same periods in fiscal 2000 is due to the overall decrease in net sales for the quarter and six months ended September 30, 2000 and the aforementioned increase in sales and marketing infrastructure expense.

     PRODUCT DEVELOPMENT. Product development expenses were $1.4 million for the quarter ended December 31, 2000 and $.7 million for the quarter ended December 31, 1999, representing 70% and 19% of net sales, respectively. Product development expenses were $2.7 million for the six-month period ended December 31, 2000 and $1.5 million for the six-month period ended December 31, 1999, representing 63% and 23% of net sales, respectively. The increase in aggregate product development expenses for the quarter and six months ended December 31, 2000 compared to the same periods in fiscal 2000 is principally attributable to the addition of product development resources. The addition of new development personnel during the quarter ended September 30, 2000 was required to meet planned future product introduction timetables. Specifically, the Company has added development personnel in advance of the expected future release of TeleVantage 4.0, its flagship product, and current development efforts associated with the anticipated future release of TeleVantage CTM Suite. The increase in product development expenses as a percentage of net sales for the quarter and six month periods ended December 31, 2000 compared to the same periods in fiscal 2000 is principally due to the overall decrease in net sales from Visual Voice products between the two periods and the aforementioned increase in expenses associated with the addition of new product development personnel for the TeleVantage products for which sales have been gradually increasing. The Company believes the introduction of new products to the market in a timely manner is critical to its future success.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1.3 million for the quarter ended December 31, 2000 and $ .9 million for the quarter ended December 30, 1999, representing 65% and 25% of net sales, respectively. General and administrative expenses were $2.6 million and $1.8 million for the six-month period ended December 31, 2000 and 1999, representing 61% and 29% of net sales, respectively. The increase in aggregate general and administrative expenses for the quarter and six month periods ended December 31, 2000 compared to the same periods in fiscal 2000 is principally the result of additional occupancy costs incurred subsequent to the expansion of the Company's Cambridge, Massachusetts-based headquarters and increased depreciation expense on the Company's fixed assets in its Cambridge, Massachusetts headquarters. The increase in general and administrative costs as a percentage of net sales for the quarter and six month periods ended September 30, 2000 compared to the same periods in fiscal 2000 is principally due to the overall decrease in net sales from Visual Voice products between the two periods and the aforementioned increase in occupancy costs.

     OTHER INCOME, NET. For the quarter ended December 31, 2000, other income, net, decreased to $136,000, from $263,000 in the corresponding quarter of fiscal 2000. For the six-month period ended December 31, 2000, other income, net, decreased to $325,000 from $450,000. The decrease for the quarter and six month periods ended December 31, 2000 resulted principally from the liquidation of higher yielding long-term corporate bonds into short-term money market securities and the overall decrease in cash and investment balances due to the operating losses incurred.

FUTURE RESULTS

     The Company intends to continue investing in the sales, marketing and development of its software-based phone system, TeleVantage. The Company will likely see operating expenditures over the next several quarters consistent with operating expenses as reported for the quarter ended December 31, 2000.

     In December 1999, the Company executed an Intellectual Property (IP) Purchase Agreement with Dialogic. The Company agreed to sell its Visual Voice source code to Dialogic (an Intel Company) for consideration of $2.7 million. The $2.7 million was paid to Artisoft upon execution of the agreement on December 30, 1999. Dialogic also agreed to allow the Company to continue to sell its Visual Voice software until June 30, 2000 on a royalty free basis up to a maximum of $1.4 million in sales per quarter. Intel also agreed to pay the Company $1.5 million in professional services revenue. The Company recognized $1.4 million of Visual Voice source code sale and professional services revenue during each of the quarters ended December 31, March 31 and June 30, 2000. Effective June 30, 2000, Dialogic has formally discontinued Visual Voice and the Company is no longer authorized to sell, market or support the product line. Approximately 50% of the Company's revenues in fiscal 2000 were attributable to Visual Voice sales or Visual Voice source code acquisition revenue or Visual Voice professional fees. The loss of this revenue stream along with the increases in operating expenses to support the TeleVantage product will lead to continued operating losses during the next several quarters. The Company anticipates that future TeleVantage revenues will increase and thereby reduce future operating losses, however, in the event that TeleVantage revenues do not increase as anticipated the Company may be required to seek additional debt or equity financing in order to fund future operations. The Company may seek additional debt or equity financing regardless of future operating losses incurred or cash and investment levels in order to pursue strategic business opportunities.

     Also in December 1999, the Company executed a strategic partnership with Dialogic. Under the terms of the agreement, the Company is required to provide Dialogic with a software-based phone switch that is compatible with Intel Corporation's CT Media Platform. The Company anticipates delivery of this source code to Intel prior to the end of fiscal year 2001. The Company has recognized revenues associated with this development arrangement since January 2000. The Company anticipates completing the recognition of this revenue during the quarter ended March 31, 2001.

     In January 2000, the Company executed a strategic partnership agreement with Toshiba America Information Systems ("TAIS") intended to allow the Company and TAIS to deliver an integrated communications server and software-PBX solution for small and midsized businesses. Under the terms of the agreement, TAIS will purchase licenses of TeleVantage for customized versions of the software product to be integrated with its computer telephony systems and communications server product offerings. All the costs associated with this customization have been substantially incurred. TAIS acquired 100,000 shares of Artisoft common stock at a price of $6.994 per share and has the right to acquire an additional 50,000 shares pursuant to a warrant agreement. Additionally, the Company authorized TAIS to purchase an additional 1,350,000 shares of the Company's common stock on the open market. Toshiba is not contractually or in any other way required to purchase shares on the open market. The Company incurred a non-cash charge of approximately $2.3 million dollars on the issuance of these securities, which was recognized as selling expense during the quarter ended March 31, 2000.

     The Company's ability to significantly expand its selling and marketing of TeleVantage to a broad customer base may depend on the success of these two strategic relationships. The failure of one or both of these partnerships or the Company's inability to continue to develop future strategic partnerships could adversely effect the Company's operating results.

     The Company's future results of operations involve a number of risks and uncertainties. Among the factors that could cause future results to differ materially from historical results are the following: the extent to which the Company is able to increase its sales of TeleVantage and the times at which such increases occur; business conditions and the general economy; business and technological developments in the emerging and rapidly changing software-based PBX market; competitive pressures, acceptance of new products and price pressures; availability of third party compatible products at reasonable prices; risk of nonpayment of accounts receivable; risk of product line or inventory obsolescence due to shifts in technologies or market demand; timing of software introductions; and litigation.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     CASH AND CASH EQUIVALENTS. The Company had cash and cash equivalents of $8.5 million at December 31, 2000 compared to $5.1 million at June 30, 2000 and working capital of $9.9 million at December 31, 2000 compared to $7.5 million at June 30, 2000. The increase in cash and cash equivalents of $3.4 million was the result of the liquidation of certain short and long-term investments and the conversion of a portion of these proceeds into cash and cash equivalents less cash used in operations. The increase in the Company's working capital of $2.3 million was primarily the result of the aforementioned liquidation of long-term investments and the conversion of a portion of these proceeds into cash and cash equivalents during the period ended December 31, 2000.

     The increases in the Company's cash and cash equivalents and working capital at December 31, 2000 compared to June 30, 2000 should be viewed together with the decreases in the Company's short and long-term investments at December 31, 2000, discussed below. The total amount of the Company's cash, cash equivalents and short and long-term investments was $10.7 million at December 31, 2000 compared to $15.4 million at June 30, 2000, a decrease of $4.7 million, or 31%. Of this $4.7 million decrease, $4.0 million occurred during the quarter ended December 31, 2000. The cash reduction in the first quarter of fiscal year 2001 was offset by the receipt of proceeds of $3.0 million (including accounts receivable) on the sale of the Company's Communication Software Group to Prologue Software. The Company expects its cash, cash equivalents and short and long-term investments to decrease in the future as it incurs additional operating losses.

     The Company funds its working capital requirements primarily through its existing cash balances and the issuance of common shares. While the Company anticipates that existing cash balances will be adequate to fund the Company's current and expected cash requirements for the next twelve months, industry or general economic conditions, could necessitate that the Company seek additional debt or equity capital. If the Company needs to but is unable to raise additional debt or equity capital, it may need to reduce its operating expenses, including its sales and marketing and product development expenses. Doing so could materially and adversely affect the Company's ability to increase its net sales and gross profit and its future success. In the event that the Company seeks and successfully receives additional equity capital such additional financing may result in significant shareholder dilution. In addition, the Company may also from time to time seek debt financing or solicit equity investments for various business reasons. There can be no assurance that any such additional debt financing or equity capital will be available when needed or on acceptable terms to allow the Company to successfully achieve its operating plan and fund future investments in its TeleVantage product line.

     SHORT TERM AND LONG TERM INVESTMENTS. The Company had short and long-term investment balances of $2.2 million at December 31, 2000 compared to $10.3 million at June 30, 2000. The decrease in overall investment balances at December 31, 2000 compared to June 30, 2000 is due to the liquidation of some of these securities into cash and cash equivalents. As a result, all remaining investment securities have been reclassified as available for sale at December 31, 2000. The Company purchased various AAA rated intermediate term securities during fiscal 2000. All of these securities mature by December 31, 2005. Securities with maturities between 91 days and 1 year are classified as short term. Those securities with maturities of 366 days or greater are classified as long term investments at December 31, 2000 and June 30, 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB Opinion No. 25). This interpretation provides guidance regarding the application of APB Opinion 25 to Stock Compensation involving employees. This interpretation was effective July 1, 2000, except for certain provisions which were effective as of an earlier date, and did not have a material effect on the Company's financial statements.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income (loss) depending on whether a derivative is designed as part of a hedge transaction and, if so, the type of hedge transaction involved. The Company does not expect that adoption of SFAS No. 133 will have a material impact on its consolidated financial position or results of operations as the Company does not currently hold any derivative financial instruments.

"SAFE HARBOR"  STATEMENT UNDER THE PRIVATE  SECURITIES  LITIGATION REFORM ACT OF
1995

     This Form 10-Q may contain forward-looking statements that involve risks and uncertainties, including, but not limited to, the timing of increased sales of its products, the need and ability of the Company to obtain debt or equity financing or to reduce expenses, the impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources, product development and commercialization risks, costs associated with the integration and administration of acquired operations, capacity and supply constraints or difficulties, the results of financing efforts and other risks detailed from time to time in the Company's Securities and Exchange Commission filings. The Company filed its first quarter fiscal 2000 form 10-Q on November 13, 2000

RISK FACTORS

GENERAL

     DEVELOPMENT OF NEW PRODUCT. The Company's sales are derived from a single product, TeleVantage. TeleVantage is a relatively new product in the newly emerging market for software-based phone systems. Accordingly, there currently are relatively low sales of both TeleVantage and other software-based phone systems and it is difficult to predict when or if such sales will increase substantially. At the same time, the Company must incur operating expenses related to, amongst other things, the marketing, sales and development of its

TeleVantage products. Thus, like other companies competing in newly developing product markets, the Company faces a substantial risk that its sales will not increase quickly enough to cover its operating expenses during the time in which it lacks capital resources to fund continuing operating losses.

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

     NEW INDUSTRY DEVELOPMENT. The Company's principal product, TeleVantage, competes in the newly emerging software-based phone system market. Software-based phone systems operate in conjunction with and are affected by developments in other related industries. These industries include highly developed product markets, such as PCs, PC operating systems and servers, proprietary PBX and related telephone hardware and software products, and telephone, data and cable transmission systems, as well as new emerging products and industries, such as Internet communications and Internet Protocol ("IP") telephony. All of these industries and product markets are currently undergoing rapid changes, market evolution and consolidation. The manner in which these industries and products evolve, including the engineering- and market-based decisions that are made regarding the interconnection of the products and industries, will affect the opportunities and prospects for TeleVantage. TeleVantage competes directly with other software-based phone system solutions as well as existing traditional, proprietary hardware solutions offered by companies such as Avaya Communications, Nortel and Siemens. While the Company anticipates a migration toward software-based phone system solutions, there can be no assurances that this will occur, or occur at the rate that the Company anticipates.

     PRODUCT RETURNS AND ROTATIONS;DISTRIBUTOR INVENTORY LEVELS. The Company is exposed to the risk of product returns and rotations from its distributors and value added resellers, which are estimated and recorded by the Company as a reduction in sales. In addition, the Company is exposed to the risk of fluctuations in quarterly sales if resellers and distributors purchase and hold excessive amounts of inventory at any time. Although the Company attempts to monitor its reseller and distributor inventories and current and projected levels of sell through, localized overstocking may occur with TeleVantage due to rapidly evolving market conditions. In addition, the risk of product returns and rotations may increase if the demand for its existing products should rapidly decline due to regional economic troubles or increased competition. All of these risks tend to be increased for companies, like the Company, that rely on sales of a single product in a newly emerging market. Although the Company believes that it provides adequate allowances for product returns and rotations, there can be no assurance that actual product returns and rotations will not exceed the Company's allowances. Any overstocking by resellers or distributors or any product returns and rotations in excess of recorded allowances could result in a material adverse effect on net sales and operating results. As the Company introduces more new products, the predictability and timing of sales to end users and the management of returns to the Company of unsold products by distributors and volume purchasers may become more complex and could result in material fluctuations in quarterly sales and operating results.

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

     DEPENDENCE UPON KEY PERSONNEL. The Company's future performance depends in significant part upon key technical and senior management personnel. The Company is dependent on its ability to identify, hire, train, retain and motivate high quality personnel, especially highly skilled engineers involved in the ongoing research and development required to develop and enhance the Company's software products and introduce enhanced future products. A high level of employee mobility and aggressive recruiting of skilled personnel characterize the industry. There can be no assurance that the Company's current employees will continue to work for the Company or that the Company will be able to hire additional employees on a timely basis. Loss of services of existing key employees or failure to timely hire new key employees could have a negative impact on the Company's business, results of operations and financial condition. The Company expects to grant additional stock options and provide other forms of incentive compensation to attract and retain key technical and executive personnel. These additional incentives will lead to higher compensation costs in the future and may adversely affect the Company's future results of operations. The Company has experienced and expects to continue to experience difficulty in hiring key technical personnel in certain of its key development offices. These difficulties could lead to higher compensation costs and may adversely affect the Company's future results of operations.

     FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. The Company's operating results have in the past fluctuated, and may in the future fluctuate, from quarter to quarter, as a result of a number of factors including, but not limited to, the extent and timing of sales and operating expense increases and decreases, changes in pricing policies or price reductions by the Company or its competitors; variations in the Company's sales channels or the mix of product sales; the timing of new product announcements and introductions by the Company or its competitors; the availability and cost of supplies; the financial stability of major customers; market acceptance of new products and product enhancements; the Company's ability to develop, introduce and market new products, applications and product enhancements; the Company's ability to control costs; possible delays in the shipment of new products; the Company's success in expanding its sales and marketing programs; deferrals of customer orders in anticipation of new products, product enhancements or operating systems; changes in Company strategy; personnel changes; and general economic factors. The Company's software products are generally shipped as orders are received and accordingly, the Company has historically operated with little backlog. As a result, sales in any quarter are dependent primarily on orders booked and shipped in that quarter and are not predictable with any degree of certainty. Sales may also be affected by the level of returns beyond those estimated and provided for at any point in time. In addition, the Company's expense levels are based, in part, on its expectations as to future revenues. If revenue levels are below expectations, operating results are likely to be adversely affected. The Company's net income may be disproportionately affected by a reduction in revenues because of fixed costs related to generating its revenues. These or other factors may influence quarterly results in the future and, accordingly, there may be significant variations in the Company's quarterly operating results. The Company's historical operating results are not necessarily indicative of future performance for any particular period. Due to all of the foregoing factors, it is possible that in some future quarter the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock could be adversely affected.

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

     TeleVantage could also face direct competition from companies with significantly greater financial, marketing, service, support and technical resources. Although the Company has recently partnered with TAIS, Dialogic (an Intel Company), Compaq, Hewlett Packard, CDW and IBM amongst others to deliver its software-based phone system to small and medium sized businesses there can be no assurances these partnerships will substantially expand the market presence of the Company's software-based PBX, TeleVantage. The Company anticipates certain competitors with greater financial resources will continue to make substantial new investments in developing IP based and software based telephony solutions. Thus there can be no assurance that the Company will be able to successfully market or sell its own competing IP based or software-based telephony solutions.

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

     COMPUTER TELEPHONY CUSTOMERS AND MARKET ACCEPTANCE. The Company is currently investing and will continue to invest significant resources in the development, marketing and sales of TeleVantage, a software-based phone system. There can be no assurance that the Company will achieve market acceptance of these products whose PBX and related telephone needs have traditionally been served through proprietary PBX and key system distributors and interconnects. The Company's potential customer base for its TeleVantage product, small, medium sized businesses and branch offices, have well established histories of buying existing telecommunications products, including proprietary PBXs and related products, and have found such products to be generally reliable. Moreover, large companies such as Avaya Communications and Nortel have invested substantial resources in the development and marketing of existing proprietary PBXs and related products and maintain well-developed distribution channels. Accordingly, the Company will face substantial market barriers and competitive pressures in achieving market acceptance of its new software based PBX products. There can be no assurance that the Company will be successful in establishing a critical mass of qualified computer telephony resellers or that such resellers will be able to successfully market TeleVantage in the volumes that the Company anticipates. The Company's success in selling these products will likely be influenced by its ability to attract and inform the highest qualified VARs and distributors and interconnects on the features and functionality of these emerging technologies.

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

     TeleVantage currently runs only on Microsoft Windows NT servers. In addition, the Company's products use other Microsoft Corporation technologies, including the Microsoft Data Engine (MSDE). A decline in market acceptance for Microsoft technologies or the increased acceptance of other server technologies could cause the Company to incur significant development costs and could have a material adverse effect on our ability to market our current products. Although, the Company believes Microsoft technologies will continue to be widely used by businesses, there nonetheless can be no assurance that businesses will adopt these technologies as anticipated or will not migrate to other competing technologies that the Company's telephony products do not currently support.

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

     INTEREST RATE RISK. Artisoft may be exposed to interest rate risk on certain of its cash equivalents. The value of certain of the Company's investments may be adversely impacted in a rising interest rate investment environment. Although Artisoft does not anticipate any material losses from such a movement in interest rates, no assurances can be made that material losses will not be incurred in the future.

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

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

     (a)  The  Company's  Annual  Shareholders'  Meeting was held on November 2,
          2000.

     (b) At the Annual Shareholders' Meeting, proposals were considered for (1) the election of Steven G. Manson as a Class 1 director to serve until the annual meeting of shareholders in 2003, (2) the ratification of the selection of KPMG LLP as independent public accountants of the Company for the 2001 fiscal year.

          The director-nominee was elected and the ratification of KPMG LLP was approved with the voting results as follows:

Proposal                   Votes For     Votes Against    Votes Withheld    Abstained    Not voted
--------                   ----------    -------------    --------------    ---------    ---------
Election of
Steven G. Manson
as a Class I Director      10,766,444           --              --          3,495,358    1,299,335

Ratification of selection
Of KPMG LLP as
independent public
accountants of the
Company for fiscal
year 2000                  14,107,801       61,615              --             92,386    1,299,335

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          No. 11 - Computation of Net Loss Per Share

     (b)  Reports on Form 8-K

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        ARTISOFT, INC.


Date: February 14, 2001                 By /s/ Steven G. Manson
                                           -------------------------------------
                                           Steven G. Manson
                                           President and Chief Executive Officer


                                        By /s/ Michael J. O'Donnell
                                           -------------------------------------
                                           Michael J. O'Donnell
                                           Chief Financial Officer