Form 10-Q
period 2001-03-31
ARTISOFT INC
filed 2001-05-15
CIK 877931

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

                                       or

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 15, 2001).

                 Common stock, $.01 par value: 15,729,918 shares

================================================================================

                         ARTISOFT, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

             Condensed Consolidated Balance Sheets-
               March 31, 2001 (Unaudited) and June 30, 2000                  3

             Condensed Consolidated Statements of Operations
               (Unaudited)- Three and Nine Months Ended
               March 31, 2001 and 2000                                       4

             Condensed Consolidated Statements of Cash Flows
               (Unaudited)- Nine Months Ended March 31, 2001 and 2000        5

             Notes to Unaudited Condensed Consolidated
               Financial Statements                                         6-9

     Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations               10-20

     Item 2(a). Quantitative and Qualitative Disclosures about
                  Market Risk                                               20

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                              21

     Item 2. Changes in Securities                                          21

     Item 3. Defaults Upon Senior Securities                                21

     Item 4. Submission of Matters to a Vote by Security Holders            21

     Item 5. Other Information                                              21

     Item 6. Exhibits and Reports on Form 8-K                               21

SIGNATURES                                                                  22

                        ARTISOFT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                          March 31,    June 30,
                                                            2001         2000
                                                         ---------    ---------
                                                        (unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents                              $   8,078    $   5,120
  Short term investments                                        --        2,490
  Receivables:
    Trade accounts, net                                        866        1,511
    Other receivables                                           24          146
  Inventories                                                  735          808
  Prepaid expenses                                             527          366
                                                         ---------    ---------
       Total current assets                                 10,230       10,441
                                                         ---------    ---------

Long term investments                                           --        7,797

Property and equipment                                       3,292        2,353
  Less accumulated depreciation and amortization            (1,723)      (1,140)
                                                         ---------    ---------
       Net property and equipment                            1,569        1,213
                                                         ---------    ---------

Other assets                                                   186          179

Net assets from discontinued operations                         --        1,864
                                                         ---------    ---------
                                                         $  11,985    $  21,494
                                                         =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                       $     592    $     928
  Accrued liabilities                                        1,848        1,937
  Deferred revenue                                             222           41
                                                         ---------    ---------
       Total current liabilities                             2,662        2,906
                                                         ---------    ---------

Commitments and contingencies                                   --           --

Shareholders' equity:
  Preferred stock, $1.00  par value. Authorized
    11,433,600 shares; none issued                              --           --
  Common stock, $.01 par value.  Authorized
    50,000,000 shares; issued  29,045,949 shares
    at March 31, 2001 and 28,742,744 at June 30, 2000          290          287
  Additional paid-in capital                               102,304      101,363
  Accumulated deficit                                      (23,487)     (13,278)
  Less treasury stock, at cost, 13,320,500 shares at
    March 31, 2001 and June 30, 2000                       (69,784)     (69,784)
                                                         ---------    ---------
       Total shareholders' equity                            9,323       18,588
                                                         ---------    ---------
                                                         $  11,985    $  21,494
                                                         =========    =========

                       See accompanying notes to unaudited
                  condensed consolidated financial statements.

                         ARTISOFT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)
                                   (unaudited)

                                                                      Three Months Ended           Nine Months Ended
                                                                           March 31,                    March 31,
                                                                   -----------------------       -----------------------
                                                                     2001           2000           2001           2000
                                                                   --------       --------       --------       --------
Net sales                                                          $  1,689       $  4,309       $  5,932       $ 10,683
Cost of sales                                                           331          1,464          1,303          3,973
                                                                   --------       --------       --------       --------
       Gross profit                                                   1,358          2,845          4,629          6,710
                                                                   --------       --------       --------       --------
Operating Expenses:
  Sales and marketing                                                 2,140          4,412          7,297          7,792
  Product development                                                 1,480          1,009          4,157          2,664
  General and administrative                                          1,255            755          3,838          2,174
                                                                   --------       --------       --------       --------
       Total operating expenses                                       4,875          6,176         15,292         12,630
                                                                   --------       --------       --------       --------

Loss from operations                                                 (3,517)        (3,331)       (10,663)        (5,920)

Other income, net                                                       129            184            454            633
                                                                   --------       --------       --------       --------

       Net loss from continuing operations                         $ (3,388)      $ (3,147)      $(10,209)      $ (5,287)
                                                                   --------       --------       --------       --------

Income (loss) from discontinued operations, net of tax                   --           (320)            --          1,448
                                                                   --------       --------       --------       --------

       Net loss                                                    $ (3,388)      $ (3,467)      $(10,209)      $ (3,839)
                                                                   ========       ========       ========       ========
Net loss per common share from continuing
  operations - Basic and Diluted                                   $  (0.22)      $  (0.21)      $  (0.66)      $  (0.35)
                                                                   --------       --------       --------       --------

Net loss per common share - Basic and Diluted                      $  (0.22)      $  (0.23)      $  (0.66)      $  (0.26)
                                                                   --------       --------       --------       --------
Weighted average common shares outstanding:
  Basic and Diluted                                                  15,724         15,158         15,488         15,001
                                                                   --------       --------       --------       --------

                       See accompanying notes to unaudited
                  condensed consolidated financial statements.

                         ARTISOFT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                 Nine Months Ended
                                                                                     March 31,
                                                                              -----------------------
                                                                                2001           2000
                                                                              --------       --------
                                                                             (unaudited)
Cash flows from operating activities:
 Net loss                                                                     $(10,209)      $ (3,839)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Fair value of common stock and warrants issued for services                      --          2,289
   Depreciation and amortization                                                   639            448
   Loss from disposition of property, net                                           --             32
   Change in accounts receivable allowances                                       (161)          (221)
 Changes in assets and liabilities:
   Receivables:
     Trade accounts                                                                838            252
     Other receivables                                                             122           (583)
   Inventories                                                                      41           (455)
   Prepaid expenses                                                               (161)          (174)
   Accounts payable, accrued liabilities and deferred revenue                     (244)         1,192
   Net assets from discontinued operations                                       1,864           (451)
   Other assets                                                                    (59)            --
                                                                              --------       --------
       Net cash used in operating activities                                    (7,330)        (1,510)
                                                                              --------       --------
Cash flows from investing activities:
  Proceeds from sale of investment securities                                   10,287             --
  Purchases of investment securities                                                --         (8,791)
  Purchases of property and equipment                                             (943)          (334)
                                                                              --------       --------
       Net cash provided by (used in) investing activities                       9,344         (9,125)
                                                                              --------       --------
Cash flows from financing activities:
  Proceeds from the issuance of common shares to Toshiba                            --            700
  Proceeds from the exercise of stock options                                      944            869
                                                                              --------       --------
       Net cash provided by financing activities                                   944          1,569
                                                                              --------       --------

Net increase (decrease) in cash and cash equivalents                             2,958         (9,066)
Cash and cash equivalents at beginning of period                                 5,120         16,148
                                                                              --------       --------
Cash and cash equivalents at end of period                                    $  8,078       $  7,082
                                                                              ========       ========

                       See accompanying notes to unaudited
                  condensed consolidated financial statements.

                         ARTISOFT, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (in thousands, except percentages, shares and per share amounts)

(1)  Basis of Presentation

     The unaudited condensed consolidated financial statements include the accounts of Artisoft, Inc. and its three wholly-owned subsidiaries: Triton Technologies, Inc., Artisoft "FSC", Ltd. (which has elected to be treated as a foreign sales corporation), and NodeRunner, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments (of a normal recurring nature), which are necessary for a fair presentation of the financial results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 2000 Annual Report on Form 10-K. The results of operations for the three or nine months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year or any other future period.

(2) Recent Accounting Pronouncements

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 on July 1, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income (loss) depending on whether a derivative is designed as part of a hedge transaction and, if so, the type of hedge transaction involved. The Company's adoption of SFAS No. 133 did not have a material impact on its consolidated financial position or results of operations as the Company does not currently hold any derivative financial instruments.

(3) Revenue Recognition

     The Company follows the provisions of SOP 97-2, Software Revenue Recognition. Revenue from TeleVantage Software, TeleVantage Hardware and TeleVantage NFR kits is recognized when (i) a signed noncancelable purchase order is received, (ii) the product has been shipped from our distribution facilities, (iii) our revenue on the transaction is fixed or determinable, and
(iv) collectibility is probable. Revenue from software license agreements that have significant customizations and modification of the software product is deferred and recognized in a manner that approximates the percentage completion method. The Company accrues for estimated sales returns and allowances upon shipment. There was no material change to our accounting for revenue as a result of the adoption of SOP 97-2.

     Revenue from training, implementation and consulting is recognized as the services are performed, collectibility is probable and such revenues are contractually non-refundable. Amounts collected prior to satisfying the above revenue recognition criteria are classified as deferred revenue.

(4) Classification and Presentation of Investments

     At June 30, 2000 the Company had $10.3 million in long and short term investments. Prior to June 30, 2000, the Company classified these securities as "held to maturity"and accordingly, presented the securities at cost, adjusted for the amortization or accretion of premiums or discounts. Subsequent to June 30, 2000, the Company classified these securities as "available for sale" and accordingly, recorded the securities at the current market value. During the quarter ended March 31, 2001, the Company liquidated all of these securities prior to maturity to fund operations.

(5) Computation of Net Loss Per Share

     Basic loss per share is computed by dividing loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock that then shared in the earnings (loss) of the Company. In calculating unaudited net loss per common share for the three and nine month periods ended March 31, 2001 and 2000, 129,871, 371,937, 1,297,477 and 1,242,772 shares, respectively, of anti-dilutive common stock equivalent shares consisting of stock options have been excluded because their inclusion wouldhave been anti-dilutive.

(6) Discontinued Operations

     In September 1999, the Company announced its intention to investigate the potential separation of its two then existing business units: the Communications Software Group (CSG) and the Computer Telephony Group (CTG). On June 2, 2000, the Company signed a definitive agreement to sell the CSG assets to Prologue Software Group for approximately $3.0 million (including accounts receivable). The sale was closed effective June 30, 2000. Thus the Company has reclassified the accompanying consolidated balance sheets, statements of operations and statements of cash flows of CSG to Discontinued Operations.

     The following is a summary of the operating results of the discontinued operations for the three and nine month periods ended March 31, 2000 (in thousands):

                                       Three Months Ended     Nine Months Ended
                                         March 31, 2000         March 31, 2000
                                         --------------         --------------
                                          (Unaudited)             (Unaudited)
Net sales                                   $ 1,857                 $ 8,611
Cost of sales                                   400                   1,964
                                            -------                 -------
Gross profit                                  1,457                   6,647
                                            -------                 -------

Operating expenses                            1,777                   5,199
                                            -------                 -------
Net income (loss)                           $  (320)                $ 1,448
                                            =======                 =======

(7) Inventories

     Inventories at March 31, 2001 and June 30, 2000 consist of the following:

                                            March 31, 2001       June 30, 2000
                                            --------------       -------------
                                              (Unaudited)
Raw materials                                   $  20                $ 487
Work-in-process                                    --                   --
Finished goods                                    847                  550
                                                  ---               ------
                                                  867                1,037
Inventory allowances                             (132)                (229)
                                                -----               ------
                                                $ 735               $  808
                                                =====               ======

(8) Property and Equipment

     Property and equipment at March 31, 2001 and June 30, 2000 consist of the following:

                                            March 31, 2001       June 30, 2000
                                            --------------       -------------
                                              (Unaudited)
Furniture and fixtures                          $    78             $    39
Computers and other equipment                     2,894               2,035
Leasehold improvements                              320                 279
                                                -------             -------
                                                  3,292               2,353
  Accumulated depreciation and
    amortization                                 (1,723)             (1,140)
                                                -------             -------
                                                $ 1,569             $ 1,213
                                                =======             =======

(9) Other Assets

     Other assets at March 31, 2001 and June 30, 2000 consist of the following:

                                            March 31, 2001       June 30, 2000
                                            --------------       -------------
                                              (Unaudited)
Purchased technology, net of accumulated
  amortization of $430 and $374                   $  7                $ 63
Intangibles, net                                     3                  --
Recoverable deposits and other                     176                 116
                                                  ----                ----
                                                  $186                $179
                                                  ====                ====

(10) Accrued Liabilities

     Accrued liabilities at March 31, 2001 and June 30, 2000 consist of the following:

                                            March 31, 2001       June 30, 2000
                                            --------------       -------------
                                              (Unaudited)
Compensation and benefits                       $  960              $1,032
Payroll, sales and property taxes                  154                  33
Marketing                                          491                 374
Royalties                                            4                 334
Other                                              239                 164
                                                ------              ------
                                                $1,848              $1,937
                                                ======              ======

                         ARTISOFT, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     NET SALES. Net sales decreased 61% to $1.7 million for the quarter ended March 31, 2001 from $4.3 million for the quarter ended March 31, 2000. Net sales decreased 44% to $5.9 million for the nine month period ended March 31, 2001 from $10.7 million for the nine month period ended March 31, 2000. The decrease in net sales for the quarter and nine month period ended March 31, 2001 as compared to the quarter and nine month period ended March 31, 2000 was due primarily to the discontinuation of sales of the Company's Visual Voice software product line. The Company has continued to sell Visual Voice hardware in fiscal year 2001 but in significantly smaller quantities than in fiscal year 2000. Although net sales of the Company's TeleVantage product were sequentially relatively unchanged between the quarters ended December 31, 2000 and March 31, 2001, TeleVantage software sales have increased gradually since the beginning of fiscal year 1999.

     The Company distributes its products both domestically and internationally through distributors and OEM's and tracks sales by customer and major geographic area. International net sales represented 14% and 7% of total net sales for the quarters ended March 31, 2001 and 2000, respectively. Aggregate international net sales for each of the quarters ended March 31, 2001 and March 31, 2000 was $.3 million. International net sales increased to $.8 million for the nine month period ended March 31, 2001 from $.7 million for the nine month period ended March 31, 2000. International net sales as a percentage of total net sales increased from 6% for the nine month period ended March 31, 2000 to 13% for the nine month period ended March 31, 2001. The overall increase in international sales as a percentage of total net sales for both the three month and nine month periods ended March 31, 2001 as compared to the same periods in fiscal 2000 was due to the aforementioned discontinuation of the Visual Voice software product line recognized primarily in the United States. The Company expects the percentages of U.S. and international net sales to change as the Company's distribution of its TeleVantage software continues to develop.

     GROSS PROFIT. The Company's gross profit was $1.4 million for the quarter ended March 31, 2001 and $2.8 million for the quarter ended March 31, 2000 or 80% and 66% of net sales, respectively. The Company's gross profit was $4.6 million for the nine month period ended March 31, 2001 and $6.7 million for the nine month period ended March 31, 2000 or 78% and 63% of net sales, respectively. The increase in gross profit percentage for the quarter and nine months ended March 31, 2001 as compared to the quarter and nine months ended March 31, 2000 was due to the discontinuation of Visual Voice hardware sales and lower sales as a percentage of total sales of the TeleVantage Not For Resale Kits (NFR's) associated with the Company's development of its TeleVantage reseller channel. TeleVantage Not For Resale Kits are sold to the Company's value added resellers and are designed to be used exclusively as demonstration systems in the reseller's sales and marketing efforts. TeleVantage Not For Resale kits include a hardware component causing the gross profit margin percentage realized on sales of these kits to be substantially lower than the gross profit margin percentage realized on TeleVantage software sales. In addition, the Company incurred lower royalty expense during the quarter ended March 31, 2001 due to the discontinuation of its Microsoft SQL Server licensing agreement effective December 31, 2000. The net decrease in aggregate dollars of gross profit margin for the quarter and nine month periods ended March 31, 2001 as compared to the corresponding periods in fiscal 2000 is due to lower overall net sales caused principally by the discontinuation of sales of the Company's Visual Voice product line. Gross profit may fluctuate on a quarterly basis because of product mix, pricing actions and changes in sales and inventory allowances.

     SALES AND MARKETING. Sales and marketing expenses were $2.1 million for the quarter ended March 31, 2001 and $4.4 million for the quarter ended March 31, 2000, representing 127% and 102% of net sales, respectively. Sales and marketing expenses were $7.3 million and $7.8 million for the nine month periods ended March 31, 2001 and 2000, respectively (123% and 73% of net sales, respectively). The decrease in sales and marketing expenses in aggregate dollars for the quarter and nine months ended March 31, 2001 compared to the same period in fiscal 2000 was due principally to the recognition of a one-time charge of $2.3 million during the quarter ended March 31, 2000 associated with Artisoft common stock and warrants granted to Toshiba America Information Systems "TAIS". In January 2000, the Company sold 100,000 shares of Artisoft common stock and granted 50,000 warrants to TAIS at a strike price of $6.994 (the fair market value of the Artisoft common stock on the date of the execution of the letter of intent). The fair market value of the Artisoft common stock on the date of execution of the definitive agreement was $21.50. The fair market value of the warrants granted to TAIS and the difference between the purchase price and fair market value of the Artisoft common stock was charged to selling expense in the quarter ended March 31, 2000. The increase in sales and marketing expenses as a percentage of sales for the quarter and nine month periods ended March 31, 2001 compared to the same periods in fiscal 2000 is due to the overall decrease in net sales for the quarter and nine months ended March 31, 2001. Overall sales and marketing expenses have increased even while overall sales have remained relatively unchanged due to sales and marketing infrastructure requirements associated with the future anticipated revenue streams from the Intel and TAIS arrangements.

     PRODUCT DEVELOPMENT. Product development expenses were $1.5 million for the quarter ended March 31, 2001 and $1.0 million for the quarter ended March 31, 2000, representing 88% and 23% of net sales, respectively. Product development expenses were $4.2 million for the nine month period ended March 31, 2001 and $2.7 million for the nine month period ended March 31, 2000, representing 70% and 25% of net sales, respectively. The increase in aggregate product development expenses for the quarter and nine months ended March 31, 2001 compared to the same periods in fiscal 2000 is principally attributable to the addition of new development personnel to meet planned future product introduction timetables. Specifically, the Company has added development personnel in advance of the expected future release of TeleVantage 4.0, its flagship product, and current development efforts associated with the anticipated future release of TeleVantage CTM Suite. The increase in product development expenses as a percentage of net sales for the quarter and nine month periods ended March 31, 2001 compared to the same periods in fiscal 2000 is principally due to the overall decrease in net sales from Visual Voice products between the two periods and the aforementioned increase in expenses associated with the addition of new product development personnel for the TeleVantage products. The Company believes the introduction of new products to the market in a timely manner is critical to its future success and anticipates that its future quarterly product development expenses will remain relatively consistent with the levels of these expenditures for the quarter ended March 31, 2001.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1.3 million for the quarter ended March 31, 2001 and $ .8 million for the quarter ended March 31, 2000, representing 74% and 18% of net sales, respectively. General and administrative expenses were $3.8 million and $2.2 million for the nine month period ended March 31, 2001 and 2000, representing 65% and 20% of net sales, respectively. The increase in aggregate general and administrative expenses for the quarter and nine month periods ended March 31, 2001 compared to the same periods in fiscal 2000 is principally the result of additional occupancy costs incurred subsequent to the expansion of the Company's Cambridge, Massachusetts-based headquarters and increased depreciation expense on the Company's fixed assets. The increase in general and administrative costs as a percentage of net sales for the quarter and nine month periods ended March 31, 2001 compared to the same periods in fiscal 2000 is principally due to the overall decrease in net sales from Visual Voice products between the two periods and the aforementioned increase in occupancy costs. The Company anticipates a decrease in its overall general and administrative expenses in the future as compared to the expenses incurred during the quarter ended March 31, 2001 due to cost reductions achieved in April 2001.

     OTHER INCOME, NET. For the quarter ended March 31, 2001, other income, net, decreased to $129,000 from $184,000 in the corresponding quarter of fiscal 2000. For the nine month period ended March 31, 2001, other income, net, decreased to $454,000 from $633,000. The decrease for the quarter and nine month periods ended March 31, 2001 resulted principally from the liquidation of higher yielding long-term corporate bonds into short-term money market securities and the overall decrease in cash and investment balances due to the operating losses incurred.

FUTURE RESULTS

     The Company intends to continue investing in the sales, marketing and development of its software-based phone system, TeleVantage. The Company expects operating expenditures for the balance of calendar 2001 to be lower than operating expenses as reported for the quarter ended March 31, 2001. The Company also anticpates lower marketing and administrative expenses due to headcount reductions implemented in late April 2001.

     In December 1999, the Company executed an Intellectual Property (IP) Purchase Agreement with Dialogic. The Company agreed to sell its Visual Voice source code to Dialogic (an Intel Company) for consideration of $2.7 million. The $2.7 million was paid to Artisoft upon execution of the agreement on December 30, 1999. The Company also recognized $1.5 million in professional fees received from Dialogic in exchange for the Company continuing to sell and support Visual Voice in fiscal 2000. Approximately 50% of the Company's revenues in the nine month period ended March 31, 2000 were attributable to Visual Voice sales or Visual Voice source code acquisition revenue or Visual Voice professional fees. Visual Voice hardware revenues recognized in fiscal 2001 have been minimal. The loss of this revenue stream along with sequentially relatively unchanged TeleVantage revenues in fiscal 2001 has led to and will likely continue to lead to operating losses during the next several quarters. The Company anticipates that future TeleVantage revenues will increase and thereby in conjunction with reductions in operating expenses reduce future operating losses, however, in the event that TeleVantage revenues do not increase as anticipated the Company will need to seek additional debt or equity financing in order to fund future operations. The Company may also seek additional debt or equity financing regardless of future operating losses incurred or cash and investment levels in order to pursue strategic business opportunities.

     Also in December 1999, the Company executed a strategic partnership with Dialogic. Under the terms of the agreement, the Company is required to provide Dialogic with a software-based phone switch that is compatible with Intel Corporation's CT Media Platform. The Company has delivered a beta version of this source code to Intel and anticipates completing its development obligations under the intial phase of this agreement in the first quarter of fiscal 2002. The Company has recognized revenues associated with this development arrangement since January 2000. The Company anticipates completing the recognition of this revenue upon satisfying its development obligations under the agreement.

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

     The Company's future results of operations involve a number of risks and uncertainties. Among the factors that could cause future results to differ materially from historical results are the following: the extent to which the Company is able to increase its sales of TeleVantage and the times at which such increases occur; the availability of additional equity or debt financing, if needed, on terms acceptable to the Company, if at all; business conditions and the general economy; business and technological developments in the emerging and rapidly changing software-based PBX market; competitive pressures, acceptance of new products and price pressures; availability of third party compatible products at reasonable prices; risk of nonpayment of accounts receivable; risk of product line or inventory obsolescence due to shifts in technologies or market demand; timing of software introductions; and litigation.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     CASH AND CASH EQUIVALENTS. The Company had cash and cash equivalents of $8.1 million at March 31, 2001 compared to $5.1 million at June 30, 2000 and working capital of $7.6 million at March 31, 2001 compared to $7.5 million at June 30, 2000. The increase in cash and cash equivalents of $3.0 million was the result of the liquidation of all short and long-term investments and the conversion of a portion of these proceeds into cash and cash equivalents less cash used in operations.

     The Company used $7.3 million in cash balances to fund operating activities during the nine month period ended March 31, 2001. The cash used in operating activities was principally the result of the operating losses incurred offset by the cash received from discontinued operations of $1.9 million. Cash provided by investing activities was $9.3 million during the nine months ended March 31, 2001. This was principally the result of the sale of short and long term investments offset by purchases of property and equipment. Cash provided by financing activities of $.9 million resulted from employee stock option exercises.

     The increases in the Company's cash and cash equivalents and working capital at March 31, 2001 compared to June 30, 2000 should be viewed together with the decreases in the Company's short and long-term investments at March 31, 2001, discussed below. The total amount of the Company's cash, cash equivalents and short and long-term investments was $8.1 million at March 31, 2001 compared to $15.4 million at June 30, 2000, a decrease of $7.3 million, or 48%. Of this $7.3 million decrease, $2.6 million occurred during the quarter ended March 31, 2001 and $4.0 million occurred during the quarter ended December 31, 2000. The cash reduction in the first quarter of fiscal year 2001 was offset by the receipt of proceeds of $3.0 million (including accounts receivable) on the sale of the Company's Communication Software Group to Prologue Software and the proceeds from issuance of common stock options. The Company expects its cash, cash equivalents to decrease in the future as it incurs additional operating losses.

     In the past, the Company has funded its continuing operations and working capital requirements primarily through cash from operations and the sale of shares of its common stock. In order to obtain the funds to continue its operations and meet its working capital requirements, the Company may require additional equity financing or debt financing. The Company is currently exploring various potential sources of equity and debt financing. The Company may also from time to time seek additional equity financing or debt financing in order to fund other business initiatives, including the acquisition of other businesses. Additional financing may place significant limits on the Company's financial and operating flexibility, and any future financing could result in substantial dilution to the Company's shareholders. There can be no assurance that any such additional equity financing or debt financing will be available to the Company when needed or on terms acceptable to the Company. If the Company is not able to successfully obtain additional equity financing or debt financing, if needed, the business, financial condition and results of operations of the Company will be materially and adversely affected.

"SAFE HARBOR"  STATEMENT UNDER THE PRIVATE  SECURITIES  LITIGATION REFORM ACT OF
1995

     This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements include those regarding the Company's goals, beliefs, plans or current expectations and other statements regarding matters that are not historical facts. For example, words such as "project," "believe," "anticipate," "plan," "expect," "estimate," "intend," "should," "would," "will," "could," or "may," or other words that convey uncertainty of future events or outcome, are intended to identify forward-looking statements. While the Company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if its estimates change, and these forward-looking statements should not be relied upon as representing the Company's views as of any date subsequent to the date of this Quarterly Report on Form 10-Q. There are a number of important factors and uncertainties that could cause the Company's actual results to differ materially from those described in these forward-looking statements. These factors and uncertainties, include, but are not limited to, those set forth below under "Risk Factors."

RISK FACTORS

GENERAL

     DEVELOPMENT OF NEW PRODUCT. The Company's sales are derived from a single product, TeleVantage. TeleVantage is a relatively new product in the newly emerging market for software-based phone systems. Accordingly, there currently are relatively low sales of TeleVantage and it is difficult to predict when or if such sales will increase substantially. At the same time, the Company must incur operating expenses related to, amongst other things, the marketing, sales and development of its TeleVantage products. Thus, like other companies competing in newly developing product markets, the Company faces a substantial risk that its sales will not increase quickly enough to cover its operating expenses and that it will continue to incur operating losses.

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

     HISTORY OF SIGNIFICANT OPERATING LOSSES AND NEGATIVE CASH FLOWS. The Company had operating losses for the three and nine month periods ended March 31, 2001 and in each of the last five years, and negative cash flow from operating activities for the three and nine months ended March 31, 2001 and for the year ended June 30, 2000. The Company expects to incur significant expenditures in connection with the continued development, marketing and sales of its TeleVantage product. As a result, the Company expects to incur significant future operating losses and negative cash flow. If the Company's revenues do not increase significantly or the increase in the Company's expenses is greater than expected, the Company may not achieve or sustain profitability or generate positive cash flow in the future.

     NEED FOR ADDITIONAL THIRD PARTY FINANCING. In the past, the Company has funded its continuing operations and working capital requirements primarily through cash from operations and the sale of shares of its common stock. In order to obtain the funds to continue its operations and meet its working capital requirements, the Company may require additional equity financing or debt financing. The Company is currently exploring various potential sources of equity and debt financing. The Company may also from time to time seek additional equity financing or debt financing in order to fund other business initiatives, including the acquisition of other businesses. Additional financing may place significant limits on the Company's financial and operating flexibility, and any future financing could result in substantial dilution to the Company's shareholders. There can be no assurance that any such additional equity financing or debt financing will be available to the Company when needed or on terms acceptable to the Company. If the Company is not able to successfully obtain additional equity financing or debt financing, if needed, the business, financial condition and results of operations of the Company will likely be materially and adversely affected.

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

     PRODUCT RETURNS AND ROTATIONS;DISTRIBUTOR INVENTORY LEVELS. The Company is exposed to the risk of product returns and rotations from its distributors and value added resellers, which are estimated and recorded by the Company as a reduction in sales. In addition, the Company is exposed to the risk of fluctuations in quarterly sales if resellers and distributors purchase and hold excessive amounts of inventory at any time. Although the Company monitors its reseller and distributor inventories and current and projected levels of sell through, localized overstocking may occur with TeleVantage due to rapidly evolving market conditions. In addition, the risk of product returns and rotations may increase if the demand for its existing products should rapidly decline due to regional economic troubles or increased competition. All of these risks tend to be increased for companies that rely on sales of a single product in a newly emerging market. Although the Company believes that it provides adequate allowances for product returns and rotations, there can be no assurance that actual product returns and rotations will not exceed the Company's allowances. Any overstocking by resellers or distributors or any product returns and rotations in excess of recorded allowances could result in a material adverse effect on net sales and operating results. As the Company introduces more new products, the predictability and timing of sales to end users and the management of returns to the Company of unsold products by distributors and volume purchasers may become more complex and could result in material fluctuations in quarterly sales and operating results.

     FACTORS AFFECTING PRICING. During fiscal year 2001, substantially all of the Company's revenue in each fiscal quarter results from orders booked in that quarter. A significant percentage of the Company's bookings and sales to distributors and value added resellers historically have occurred during the last month of the quarter and are concentrated in the latter half of that month. Orders placed by distributors are typically based upon distributors' recent historical and forecasted sales levels for Company products and inventory levels of Company products desired to be maintained by those distributors at the time of the orders. Moreover, orders may also be based upon financial practices by distributors designed to increase the return on investment or yield on the sales of the Company's products to value-added resellers or end-users. Major distribution customers occasionally receive market development funds from the Company for purchasing Company products in accordance with industry practice, depending upon competitive conditions. The Company currently does not offer any cash rebates to its U.S. distribution partners. Certain of the Company's international partners may receive from time to time slightly extended terms as compared to its domestic customers, in accordance with local industry practice, depending on local competitive conditions. Changes in purchasing patterns by one or more of the Company's distributors, changes in distributor policies pertaining to desired inventory levels of Company products, negotiations of market development funds and changes in the Company's ability to anticipate in advance the product mix of distributor orders could result in material fluctuations in quarterly operating results.

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

     FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. The Company's operating results have in the past fluctuated, and may in the future fluctuate, from quarter to quarter, as a result of a number of factors including, but not limited to, the extent and timing of sales and operating expense increases and decreases, changes in pricing policies or price reductions by the Company or its competitors; variations in the Company's sales channels or the mix of product sales; the timing of new product announcements and introductions by the Company or its competitors; the availability and cost of supplies; the financial stability of major customers; market acceptance of new products and product enhancements; the Company's ability to develop, introduce and market new products, applications and product enhancements; the Company's ability to control costs; possible delays in the shipment of new products; the Company's success in expanding its sales and marketing programs; deferrals of customer orders in anticipation of new products, product enhancements or operating systems; changes in Company strategy; personnel changes; and general economic factors. The Company's software products are generally shipped as orders are received and accordingly, the Company has historically operated with little backlog. As a result, sales in any quarter are dependent primarily on orders booked and shipped in that quarter and are not predictable with any degree of certainty. Sales may also be affected by the level of returns beyond those estimated and provided for at any point in time. In addition, the Company's expense levels are based, in part, on its expectations as to future revenues. If revenue levels are below expectations, operating results are likely to be adversely affected. The Company's net loss may be disproportionately affected by a reduction in revenues because of fixed costs related to generating its revenues. These or other factors may influence quarterly results in the future and, accordingly, there may be significant variations in the Company's quarterly operating results. The Company's historical operating results are not necessarily indicative of future performance for any particular period. Due to all of the foregoing factors, it is possible that in some future quarter the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock could be adversely affected.

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

     POSSIBLE ACQUISITIONS OR DIVESTITURES. From time to time, the Company may consider acquisitions of or alliances with other companies that could complement the Company's existing business, including acquisitions of complementary product lines. Although the Company may periodically discuss such potential transactions with a number of companies, there can be no assurance that suitable acquisition, alliance or purchase candidates can be identified, or that, if identified, acceptable terms can be agreed upon or adequate and acceptable financing sources will be available to the Company or purchasers that would enable them to consummate such transactions. Even if an acquisition or alliance is consummated, there can be no assurance that the Company will be able to integrate successfully such acquired companies or product lines into its existing operations, which could increase the Company's operating expenses in the short-term and materially and adversely affect the Company's results of operations. Moreover, certain acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of additional debt and amortization of expenses related to goodwill and intangible assets, all of which could adversely affect the Company's ability to achieve profitability. Acquisitions, alliances and divestitures involve numerous risks, such as the diversion of the attention of the Company's management from other business concerns, the entrance of the Company into markets in which it has had no or only limited experience, unforeseen consequences of exiting from product markets and the potential loss of key employees of the acquired company, all of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     TeleVantage could also face direct competition from companies with significantly greater financial, marketing, service, support and technical resources. Although the Company has recently partnered with TAIS, Dialogic (an Intel Company), Compaq, Hewlett Packard, CDW and IBM amongst others to deliver its software-based phone system to small and medium sized businesses there can be no assurances these partnerships will substantially expand the market presence of the Company's software-based PBX, TeleVantage. The Company anticipates certain competitors with greater financial resources will continue to make substantial new investments in developing IP based and software based telephony solutions. Thus there can be no assurance that the Company will be able to successfully market or sell its own competing IP based or software-based telephony solutions. The Company's development of a version of TeleVantage that will run on Intel's Converged Communications Platform could lead to other competitors developing software-based PBX's that could run on Intel's softswitch framework and be marketed and sold to the Company's other distribution and reseller partners. The development, marketing and sale of such competing products could materially adversely affect the Company's anticipated future revenue stream from the release of the Intel Converged Communications Platform and its other distributors and resellers.

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

     TeleVantage currently runs only on Microsoft Windows NT servers. In addition, the Company's products use other Microsoft Corporation technologies, including the Microsoft Data Engine (MSDE) . A decline in market acceptance for Microsoft technologies or the increased acceptance of other server technologies could cause the Company to incur significant development costs and could have a material adverse effect on our ability to market our current products. Although, the Company believes Microsoft technologies will continue to be widely used by businesses, there nonetheless can be no assurance that businesses will adopt these technologies as anticipated or will not migrate to other competing technologies that the Company's telephony products do not currently support.

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

          None

     (b)  Reports on Form 8-K(a)

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        ARTISOFT, INC.


Date: May 15, 2001                      By /s/ Steven G. Manson
                                          --------------------------------------
                                          Steven G. Manson
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


                                        By /s/ Michael J. O'Donnell
                                          --------------------------------------
                                          Michael J. O'Donnell
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)