Form 10-K
period 2001-06-30
ARTISOFT INC
filed 2001-09-28
CIK 877931

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d)of the Securities
    Exchange Act of 1934 For the fiscal year ended June 30, 2001

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from _______________ to _______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $27,855,672 based on the closing sale price as reported by The Nasdaq Stock Market on September 27, 2001.

The number of shares outstanding of each of the registrant's classes of common stock, as of September 27, 2001 was 15,737,668 shares of Common Stock, $.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on or about November 15, 2001, are incorporated by reference into
     Part III.
================================================================================

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I
  Item 1.     Business....................................................   3-7

  Item 2.     Properties..................................................     8

  Item 3.     Legal Proceedings...........................................     8

  Item 4.     Submission of Matters to a Vote of Security Holders.........     8

PART II
  Item 5.     Market for Registrant's Common Equity and Related
              Stockholder Matters.........................................     9

  Item 6.     Selected Financial Data.....................................  9-10

  Item 7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operation.......................... 11-21

  Item 7(a).  Quantitative and Qualitative Disclosures about Market
              Risk........................................................    21

  Item 8.     Financial Statements and Supplementary Data................. 22-40

  Item 9.     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.........................    40

PART III
  Item 10.    Directors and Executive Officers of the Registrant..........    40

  Item 11.    Executive Compensation......................................    40

  Item 12.    Security Ownership of Certain Beneficial Owners
              and Management.............................................. 40-41

  Item 13.    Certain Relationships and Related Transactions..............    41

PART IV
  Item 14.    Exhibits and Reports on Form 8-K............................ 42-43

SIGNATURES................................................................    44

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

BACKGROUND AND GENERAL DEVELOPMENT OF BUSINESS

     During fiscal year 2001, the Company strengthened its position in the open systems communications market by investing most of its resources in the Company's TeleVantage product. TeleVantage is a software-based phone system that runs on the Windows NT platform and is primarily sold to mid-sized businesses and corporate branch offices. TeleVantage has the functionality of a stand-alone PBX plus additional call management features. These features include graphical voice mail, multi-line call control, "follow-me" call forwarding, email integration, call/message screening, personalized call handling, call center capabilities, web browser interface and support for Internet Protocol (IP) telephony.

     In fiscal year 2001, the Company announced two new major product releases - TeleVantage 4.0, which is being re-branded and distributed by Toshiba America Information Systems (TAIS), and TeleVantage CTM Suite, which is being pre-loaded on certain configurations of the Intel Converged Communications Platform (ICCP). In addition, the Company expanded its sales and marketing agreements to over 20 companies.

     In September 2001, Artisoft began to ship TeleVantage 4.0, which includes the new TeleVantage Call Center, an add-on module that addresses the needs of the mid-size call center market. TeleVantage Call Center offers a feature set that was previously out of reach for most small- to medium-sized businesses, including advanced queue routing, comprehensive trend reports, real-time statistics tracking, remote IP agent support, and agent monitoring, coaching and recording.

     TeleVantage 4.0 also represents the results of a joint-engineering project with TAIS to integrate TeleVantage with TAIS digital handsets. Through an Original Equipment Manufacturer (OEM) arrangement with Artisoft, TAIS is marketing TeleVantage 4.0 under the Strata CS brand, which is being distributed and supported through TAIS's established dealer channel.

     In May 2001, Artisoft announced the first release of TeleVantage CTM Suite, which delivers on the Company's joint engineering relationship with Intel. TeleVantage CTM Suite is being pre-loaded on certain configurations of the Intel Converged Communications Platform, an open, standards-based, application-ready platform that supports a broad range of compatible telephony and business applications, peripherals, and services from multiple vendors on a single system. The Company delivered a final version of this product to Intel in May 2001 and has completed its development obligations under the initial phase of this agreement. Although TeleVantage CTM Suite began shipping in August 2001, due to changes in Intel release schedules, the Company now expects that significant revenues from the CTM Suite will be deferred until calendar year 2002.

     During  the course of fiscal  year  2001,  Artisoft  also  forged  numerous marketing and distribution alliances with other leading industry vendors, including IBM, Hewlett Packard, and CDW. Membership in Artisoft's Open Communications Alliance, launched in December 2000, grew to over 20 technology vendors offering complementary solutions, including customer relationship management, call center, voice-over-IP, unified messaging, and speech recognition.

     For the fiscal year ended June 30, 2001, Artisoft reported net sales of $7.5 million, as compared to net sales of $15.7 million in fiscal year 2000. The decline in revenue for fiscal year 2001 is attributable primarily to the discontinuation of the company's Visual Voice software product line. Also, the results for fiscal year 2000 include one-time revenue of $2.7 million from the sale of the Visual Voice source code and $1.5 million of related professional service fees from Intel Corporation. However, revenue from TeleVantage products and services increased in fiscal year 2001 compared to fiscal year 2000. The increase is attributable to higher revenue from Toshiba and an increase in end user software sales. The increase was partially offset by the Company's decision to discontinue selling add-on Dialogic hardware and a decrease in distribution channel inventories.

     During fiscal year 2000, the Company grew its revenues in the TeleVantage product line, established alliances with technology and distribution vendors, and minimized its investment in non-strategic product lines. Net sales from the Company's computer telephony products increased 120% to $15.7 million from $7.1 million in fiscal year 1999.

     The Company signed several strategic alliances, marketing, distribution and OEM agreements during fiscal year 2000. The Company entered into relationships with Intel, to port TeleVantage to Intel's open, standards-based CT Media platform, and TAIS to deliver an integrated communications server and software-PBX solution, as well as agreements with Microsoft Corporation, Teleco, Goldmine, Getronics Solutions Italia S.p.A., ALR AG, Midia Ltd. and Commlogik, among others.

     During fiscal year 2000, the Company significantly reduced its investment in products marketed by its Communications Software Group (CSG), which resulted in higher profits from these products during the first half of fiscal year 2000. Revenues from CSG product decreased substantially in the third and fourth quarters of fiscal year 2000, and the Company sold its CSG division to Prologue Software for $3.0 million (which included $1.1 million in CSG accounts receivable) effective June 30, 2000. Operating income from the CSG division was $.9 million for fiscal year 2000.

     In December 1999, the Company announced the sale of its Visual Voice source code to Intel for $2.7 million and $1.5 million in Visual Voice professional services fees. The agreement allowed the Company to continue to sell the Visual Voice product line until June 30, 2000. Effective July 1, 2000, the Company formally discontinued selling the Visual Voice product line.

     As a result of the Company's decision to sell its CSG business, the Company reclassified its CSG assets and operations as a discontinued operation. The Company's financial statements for fiscal years 2001, 2000 and 1999 have been prepared to reflect this reclassification. See Item 6. Selected Financial Data for disclosure of net sales and net loss in fiscal year 1999 and prior years.

RAW MATERIALS, MANUFACTURING AND SUPPLIERS

     The Company does not manufacture any of the hardware necessary to be used in conjunction with its software-based phone system. The Company and its distributors purchase Intel voice processing boards for sale with its TeleVantage product. TeleVantage is designed to operate on PCs of multiple manufacturers in conjunction with the Intel boards. The functionality of the Company's telephony software products is dependent on the continued availability of hardware assemblies from Intel. To date, customer returns of the Company's products for defective workmanship have not been material.

MARKETING, SALES AND DISTRIBUTION

     The Company's principal marketing strategy is to create reseller and customer demand for the Company's products and to use distributors to fulfill this demand. The Company's authorized resellers and distributors are selected for their sales ability, technical expertise, reputation and financial resources. The Company also sells direct to TAIS as an Original Equipment Manufacturer (OEM). The Company's selling efforts have been assisted by product reviews, awards and recognition earned from computer telephony publications.

     The Company's marketing programs have three objectives: first, to create brand name recognition of the Company and its products; second, to generate sales leads for its resellers and distributors; and third, to support the sales efforts of its resellers and distributors through market development funding, sales tools and training. Marketing activities that address the first two objectives include frequent participation in industry trade shows and seminars, direct mail, advertising in major trade publications, executive participation in press briefings and industry seminars, sponsorship of seminars by the Company and on-going communication with the Company's end users. To train and support resellers and distributors, the Company provides electronic mailings of product and technical updates, seminar material, presentations, and promotions. The Company also conducts marketing and sales training to assist its TeleVantage resellers and distributors with growing their business, and offers market development funding to assist them in generating leads for TeleVantage systems.

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

     Substantially all of the Company's revenue in each fiscal quarter results from orders booked in that quarter. A significant percentage of the Company's bookings and sales to major customers on a quarterly basis historically has occurred during the last month of the quarter and is usually concentrated in the latter half of that month. Orders placed by major customers are typically based upon the customers' forecasted sales level for Company products and inventory levels of Company products desired to be maintained by the major customers at the time of the orders. Major distribution customers may receive negotiated rebates applied against their account balance or market development funds from the Company for purchasing Company products, in accordance with industry practice. Changes in purchasing patterns by one or more of the Company's major customers related to customer forecasts of future sales of Company products, customer policies pertaining to desired inventory levels of Company products, negotiations of market development funds or in the ability of the Company to anticipate the mix of customer orders or to ship large quantities of products near the end of a fiscal quarter could result in material fluctuations in quarterly operating results. The timing of new product announcements and introductions by the Company or significant product returns by major customers to the Company could also result in material fluctuations in quarterly operating results.

     The Company supports its products through non-fee-based phone support provided to TeleVantage resellers and a web site. The resellers attend training sessions provided by the Company prior to being certified as TeleVantage resellers.

     The Company's ability to compete is dependent upon the timely introduction of new products to the marketplace and the timely enhancement of existing products. Product development expenses totaled approximately $3.7 million, 3.1 million, and $2.6 million in fiscal year 2001, 2000 and 1999, respectively. The Company entered into joint development agreements with TAIS and Intel in December 1999 and January 2000, respectively. These development obligations were substantially completed in fiscal year 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion on these arrangements.

     The Company utilizes a sales, marketing and distribution strategy with regard to its TeleVantage product line as follows: The Company employs regional sales managers to recruit and support qualified TeleVantage resellers.
TeleVantage software is sold to certain national distributors, principally Catalyst Telecom, Cygcom, Alliance and Tech Data. These distributors then sell the TeleVantage software and associated Intel hardware to the qualified TeleVantage resellers as warranted by end user demand.

SEASONALITY

     Typically, the telecommunications and computer telephony industries experience some seasonal variations in demand, with weaker sales in July and August because of customers' vacations and planned international shutdowns. This seasonality is especially notable in Europe. Sales of phone systems can also be weak in the months of January and February following typically stronger sales in the November-December time frame.

COMPETITION

     The Company's TeleVantage software-based phone system principally competes with proprietary PBXs offered by companies such as Nortel, Siemens and Avaya, IP-PBX products offered by Cisco and 3Com, and PC-PBX products offered by Altigen. Interactive Intelligence offers a software-based phone system that is targeted at high-end call center environments. While the Company believes that its TeleVantage software offers superior functionality and value than these products, there can be no assurances that the Company's products will be able to compete effectively against these proprietary PBX products.

INTERNATIONAL BUSINESS

     The Company markets and sells its products in international as well as domestic markets. In fiscal year 2001, 2000, and 1999, international sales accounted for 9%, 8%, and 12%, respectively, of the Company's net sales. Less than 1% of the Company's assets were deployed to support the Company's international business at the end of fiscal year 2001 and 2000.

     The Company's major international distribution relationships include the following partners: Icon PLC (United Kingdom), Midia (Ireland), ALR (Switzerland), Commlogik (Latin America), Boport Tele-Communication BV (The Netherlands), ICG (Hong Kong) and Logic Phone (Spain).

     Sales to non-U.S. customers may be affected by fluctuations in exchange rates and government regulations. To date, the Company's operations have not been affected materially by currency fluctuations.

SIGNIFICANT CUSTOMERS

     The Company sells its products through a variety of channels of distribution, including distributors, resellers and OEMs. In fiscal year 2001, TAIS accounted for approximately 21% of net sales, Catalyst Telecom accounted for approximately 18% of net sales, and Intel accounted for 15% of net sales, respectively. In fiscal year 2000, Intel accounted for 20% of the Company's annual net sales as a result of its acquisition of the Visual Voice product line. In fiscal year 1999, no customer accounted for more than 10% of the Company's annual net sales.

     At June 30, 2001, TAIS accounted for approximately 41%of the Company's outstanding trade receivables and Catalyst Telecom accounted for approximately 16% of the Company's outstanding trade receivables. At June 30, 2000, Dialogic (Intel) accounted for approximately 23% of the Company's outstanding trade accounts receivable and Globaltron accounted for approximately 10% of the outstanding trade accounts receivable. No customer accounted for more than 10% of the Company's outstanding trade accounts receivable in fiscal year 1999. The loss of any of the major distributors, resellers, OEMs or their failure to pay the Company for products purchased from the Company could have an adverse effect on the Company's operating results. The Company's standard credit terms are net 30 days.

BACKLOG

     Substantially all of the Company's revenue in each quarter results from orders booked in that quarter. Accordingly, the Company does not believe that its backlog at any particular point is indicative of future sales. The Company's backlog of orders at June 30, 2001 was approximately $7,000, compared with approximately $48,000 at June 30, 2000.

PROPRIETARY RIGHTS AND LICENSES

     The Company currently relies on a combination of copyright, trademark and patent laws, nondisclosure and other contractual agreements and other technical measures to establish and protect its proprietary rights in its products and to protect its technologies from appropriation by others. Despite these precautions, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information the Company regards as proprietary. In addition, it may be possible for others to develop products using technologies similar to the Company's but which do not infringe upon the Company's proprietary rights.

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

     The Company paid royalties to Lucent Technologies for its use of certain licensed technologies in fiscal year 2000. The Company is required to pay additional royalties to Lucent Technologies should TeleVantage software sales reach certain levels. The licensing by this entity of their products or brand name to competitors of the Company, or the withdrawal or termination of licensing rights to the Company's technologies, could have an adverse affect on the Company's sale of products incorporating such licensed technologies to original equipment manufacturers and the Company's results of operations as a whole.

EMPLOYEES

     As of June 30, 2001, the Company had 105 full-time employees, including approximately 41 in sales, marketing and customer support, 45 in engineering and product development, five in operations and 14 in administration. In September 2001, the Company terminated the employment of 34 full-time employees due to the completion of certain development projects and to reduce costs. The reductions included 21 development personnel, nine sales, marketing and support personnel and four administrative personnel. Future success of the Company will depend in large part on its continued ability to retain highly skilled and qualified personnel. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes that its relations with its employees are good.

RIGHTS PLAN

     On December 6, 1994, the Board of Directors of the Company authorized and declared a dividend of one preferred share purchase right for each common share of the Company outstanding as of the close of business on December 27, 1994. The Rights Agreement is designed to protect and maximize the value of the outstanding equity interests in the Company in the event of an unsolicited attempt by an acquirer to take over the Company in a manner or on terms not approved by the Board of Directors. Each right, under certain circumstances, may be exercised to purchase one one-thousandth of a share of the Company's Series A Participating Preferred Stock at a price of $50.00 per share (subject to adjustment). Under certain circumstances, following (i) the acquisition of 25% or more of the Company's outstanding common stock by an acquiring person or (ii) the commencement of a tender offer or exchange offer which would result in a person or group owning 25% or more of the Company's outstanding common stock, each right may be exercised to purchase common stock of the Company or a successor company with a market value of twice the $50.00 exercise price. On July 18, 2001, the Company's Board of Directors approved a resolution to terminate the Rights Agreement effective December 31, 2001.

ITEM 2. PROPERTIES.

     The Company leases property as detailed in the following table.

                                                      Owned or                             Lease
           Location              Approximate Size      Leased      Expiration Date      Intended Use
           --------              ----------------      ------      ---------------      ------------
     Tucson, Arizona               14,928 sq. ft.      Leased        March 2003           Operations
     Cambridge, Massachusetts      23,013 sq. ft.      Leased        September 2005       Office
     Cambridge, Massachusetts       8,313 sq. ft.      Leased        July 2002            Office

     Aggregate monthly rental payments for the Company's facilities are approximately $139,000. The Company's current facilities are generally adequate for anticipated needs over the next 12 to 24 months. The Company does not own any real property.

ITEM 3. LEGAL PROCEEDINGS

     The Company is a party to a number of legal proceedings arising in the ordinary course of its business. The Company believes that the ultimate resolution of these proceedings will not have a material adverse effect on its financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information concerning the executive officers of the Company as of September 15, 2001:

     Name                        Age                 Position
     ----                        ---                 --------
     Steven G. Manson             42       President and Chief Executive Officer

     Christopher H. Brookins      37       Vice President of Development and
                                           Chief Technology Officer

     Paul Gregory Burningham      44       Vice President of Sales

     Michael J. O'Donnell         58       Chief Financial Officer

     Kirk D. Mayes                33       Corporate Controller

     Mr. Manson joined Artisoft in October 1996 as Vice President of Product Management - Computer Telephony Division. In October 1997, Mr. Manson was named Vice President and General Manager of the Computer Telephony Products Group. In October 1998, Mr. Manson was named Senior Vice President and General Manager of the Computer Telephony Products Group. Mr. Manson was named President and Chief Executive Officer of the Company in July 2000. Mr. Manson joined Artisoft from Gensym Corporation where he was Director of Corporate Marketing from October 1995 to October 1996.

     Mr. Brookins joined Artisoft in February 1996 as Vice President of Development - Computer Telephony Division upon the acquisition of Stylus Innovation by Artisoft. In June 1999, Mr. Brookins was named Chief Technology Officer and Vice President of Development of Artisoft. Prior to joining Artisoft, Mr. Brookins served as Vice President of Development at Stylus Innovation from March 1993 to February 1996. Mr. Brookins has also held a senior management position at Easel Corporation (a manufacturer of client/server development tools) from March 1989 to March 1993.

     Mr. Burningham joined Artisoft in February 2000 as Vice President of Business Development. Mr. Burningham was named Vice President of Sales in September 2001. Mr. Burningham previously served as a management consultant from September 1997 to February 2000 for a privately held computer telephony company. Mr. Burningham served as President of AI/FOCS (a computer and data-communications contract-manufacturing company) from 1995 to 1997. Mr. Burningham also served as Vice President of Sales and Marketing at Molex, Inc. (a provider of voice and data premise cabling equipment and services) from 1992 to 1995.

     Mr. O'Donnell joined Artisoft in January 2001 as Chief Financial Officer. Prior to joining Artisoft, Mr. O'Donnell served as Vice President and Chief Financial Officer at Lily Transportation Company (a truck leasing and logistics support services provider) from April 1999 to November 2000. Mr. O'Donnell also served as Vice President and Chief Financial Officer at SilverPlatter International (a developer of search and retreival software applications) from April 1995 to April 1999 and was Chief Financial Officer at ChemDesign Corporation (a designer and manufacturer of chemical products) from March 1992 to March 1995. Mr. O'Donnell is a Certified Public Accountant in the Commonwealth of Massachusetts.

     Mr. Mayes joined Artisoft in November 1994. In April 1996, Mr. Mayes was named Assistant Corporate Controller and in June 1997 Corporate Controller. Mr. Mayes has served as the Principal Accounting Officer since June 1997. Mr. Mayes held an accounting position at Arthur Andersen LLP from September 1991 to November 1994.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The principal market for Artisoft common stock is the Nasdaq Stock Market. The Company's common stock is traded on the Nasdaq Market under the symbol ASFT.

     The following table presents the high and low sales prices of the Company's common stock for each calendar quarter of the fiscal years ended June 30, 2000 and 2001.

                                        2001                     2000
                                 -----------------       ------------------
                                   High       Low          High       Low
                                 -------    ------       -------    -------
     First Quarter               $ 12.00    $ 7.38       $  7.13    $  4.13
     Second Quarter                 7.75      2.63         19.25       5.75
     Third Quarter                  4.78      2.50         24.19      11.50
     Fourth Quarter                 4.60      1.75         15.44       8.56

     There were 279 record holders of the Company's common stock at June 30, 2001.

     The Company paid no dividends in fiscal year 2001 or 2000. The Company currently intends to retain future earnings to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

     Selected financial data for the last five years appear below (in thousands, except per share data):

                                                                    Years Ended June 30,
                                              ----------------------------------------------------------------
                                                2001          2000          1999          1998          1997
                                              --------      --------      --------      --------      --------
STATEMENTS OF OPERATIONS DATA
Net revenue:
  Product                                     $  5,041      $ 13,283      $  7,144      $  4,771      $  4,734
  Services                                       2,423         2,406            --            --            --
Total net revenue                                7,464        15,689         7,144         4,771         4,734
Loss from operations                           (13,286)       (6,180)       (6,835)       (3,103)       (1,396)
Net loss from continuing operations            (12,756)       (5,265)       (6,011)       (1,376)         (745)
Net loss                                       (12,756)       (4,486)       (1,762)       (2,913)      (28,425)
Net loss per common share from continuing
 operations-basic and diluted                 $   (.82)     $   (.35)     $   (.41)     $   (.09)     $   (.05)
Net loss per common share-basic and diluted   $   (.82)     $   (.30)     $   (.12)     $   (.20)     $  (1.96)
Weighted average common shares outstanding      15,476        15,171        14,720        14,554        14,529

                                                                       AS OF JUNE 30,
                                              ----------------------------------------------------------------
                                                2001          2000          1999          1998          1997
                                              --------      --------      --------      --------      --------
BALANCE SHEET DATA
Working capital                               $  5,216      $  7,535      $ 15,870      $ 18,016      $ 18,700
Total assets                                     9,065        21,494        20,751        21,445        24,773
Shareholders' equity                             6,791        18,588        18,574        19,952        22,605

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     For the fiscal year ended June 30, 2001, Artisoft reported net sales of $7.5 million, as compared to net sales of $15.7 million in fiscal year 2000. The decline in revenue for fiscal year 2001 is attributable primarily to the discontinuation of sales of the company's Visual Voice software product line. Also, the fiscal year 2000 results include one-time revenue of $2.7 million from the sale of the Visual Voice source code and $1.5 million of related professional service fees from Intel Corporation. However, revenue from TeleVantage products and services increased in fiscal year 2001 compared to fiscal year 2000. The increase is attributable to higher revenue from Toshiba America Information Systems (TAIS) and an increase in end user software sales. The increase was partially offset by the Company's decision to discontinue selling add-on Dialogic hardware and a decrease in distribution channel inventories.

     The Company sold its Communication Software Group on June 30, 2000 and the Company reclassified its CSG assets and operations as discontinued operations. The Company's financial statements for fiscal years 2000 and 1999 have been prepared to reflect this reclassification.

     The Company sold its Visual Voice source code to Intel in December 1999. The terms of the asset sale agreement included provisions allowing the Company to continue to sell the Visual Voice software until June 30, 2000. Intel announced the discontinuation of the product in late June 2000. The Company recognized $2.7 million in revenue from the sale of the software code and $1.5 million in professional services revenue associated with Visual Voice. The $2.7 million is classified as Product Revenue and the $1.5 million is classified as Services Revenue on the Consolidated Statement of Operations. These revenues were recognized ratably over a 9-month period from October 1999 through June 2000.

NEW PRODUCTS

     As of June 30, 2001,  the  Company's  products  included  TeleVantage  3.5,
TeleVantage Call Center Reporter, and several add-on modules including TeleVantage Call Classifier, TeleVantage Smart Dialer and TeleVantage Persistent Pager.

     In June 2000, Artisoft released TeleVantage 3.5 which, in addition to the features offered in TeleVantage 3.0, offers: BRI ISDN support, international language capabilities, IP gateway enhancements and increased application programability. In addition to supporting Microsoft Windows NT, TeleVantage 3.5 supports Windows 2000. Other features included in TeleVantage 3.5 are a localization toolkit that allows users to make adjustments to their voice-guided interfaces and choose the appropriate language for their phone system, support for a low-cost four-port Voice over IP (VoIP) card and new IP Gateway administration, a TeleVantage Software Development Kit (SDK) that allows developers and resellers to customize and add functionality to TeleVantage to meet the needs of specific customers and vertical markets, and an E-911 solution for small to medium-sized businesses that allows compliance with 911 regulations set forth by many state and local agencies in the United States.

     On September 7, 2001, Artisoft began shipping TeleVantage 4.0, which, in addition to the features offered in TeleVantage 3.5, includes new call center capabilities, such as queue routing, comprehensive trend reports, real-time statistic tracking, remote IP agent support, and agent monitoring, coaching and recording. In addition to these call center capabilities, TeleVantage 4.0 provides desktop call control and management, rules-based call handling, graphical voice mail, comprehensive messaging, automated attendant, Web browser access, and IP telephony. Industry-standard APIs enables development of customized applications and tight integration with database systems such as customer relationship management applications.

     TeleVantage 4.0 includes the introduction of the new TeleVantage Call Center, an add-on module that addresses the needs of the mid-size call center market. TeleVantage Call Center offers a feature set that was previously out of reach for most small- to medium-sized businesses, including advanced queue routing, comprehensive trend reports, real-time statistics tracking, remote IP agent support, and agent monitoring, coaching and recording.

     TeleVantage 4.0 also represents the results of a joint-engineering project with TAIS to integrate TeleVantage with TAIS digital handsets. Through an Original Equipment Manufacturer "OEM" arrangement with Artisoft, TAIS is marketing TeleVantage 4.0 under the Strata CS brand, which is being distributed and supported through TAIS's established dealer channel.

NET REVENUES

     PRODUCT. Net product revenues decreased 62% to $5.0 million for fiscal year 2001 from $13.3 million for fiscal year 2000. Net product revenues increased 86% for fiscal year 2000 from $7.1 million for fiscal year 1999. The decrease in net product revenues for the fiscal year ended June 30, 2001 as compared to the fiscal year ended June 30, 2000 was due primarily to the discontinuation of the Company's Visual Voice software product line and the Company's decision to discontinue selling add-on Dialogic hardware to its value added resellers late in fiscal year 2000. However, the decrease was partially offset by an increase in TeleVantage end user software revenue. Reflected in the revenues for the fourth quarter of fiscal year 2001 is a reduction in revenues of approximately $500,000 to reserve for channel inventory rotations. With the introduction of TeleVantage 4.0 distributors are expected to rotate the TeleVantage 3.5 inventory they will have on hand in September 2001. This $500,000 reserve for stock rotation is expected to be offset by a corresponding amount in revenue to be recorded in fiscal year 2002 upon the delivery of TeleVantage 4.0. Also, in the fourth quarter of fiscal year 2001, revenues were increased $400,000 by the reversal of a previously established returns reserve relating to the Company's discontinued product line, which the Company concluded was no longer needed. Additionally, the Company recognized $ 2.7 million in revenues from the sale of the Visual Voice software code to Intel during fiscal year 2000. This revenue was recognized ratably as product revenue between October 1 1999 and June 30, 2000.

     The increase in net product revenues for the fiscal year ended June 30, 2000 as compared to the fiscal year ended June 30, 1999 was due to two factors:
First, an increase in sales of the Company's TeleVantage product line and secondly, the sale of the Company's Visual Voice source code to Intel during the quarter ended December 31, 1999. During the quarter ended December 31, 1999, Intel purchased the Company's Visual Voice source code for $2.7 million. This revenue was recognized ratably as product revenue between October 1, 1999 and June 30, 2000.

     SERVICES. Net service revenue remained unchanged at $2.4 million for the fiscal years ended June 30, 2001 and 2000. The following factors contributed to the amount of net service revenues recognized during the fiscal years ended June 30, 2001 and 2000. The Company recognized $1.5 million in professional services fees from Intel upon the sale of the Visual Voice source code in December 1999. Under the terms of this arrangement, the Company provided certain sales and support services for the Visual Voice product line to Intel through June 30, 2000. An increase in service revenues recognized from TAIS and Intel during fiscal year 2001 offset the loss of the $1.5 million in Visual Voice service revenues in fiscal year 2001. The Company recognized an immaterial amount of TeleVantage consulting and training revenues in the fiscal years ended June 30, 1999, 2000 and 2001.

     In December 1999, the Company executed a strategic partnership with Intel. Under the terms of the agreement, the Company was required to provide Intel with a software-based phone switch that is compatible with Intel Corporation's CT Media Platform. In May 2001, Artisoft announced the first release of TeleVantage CTM Suite, which delivered on this joint engineering relationship with Intel. TeleVantage CTM Suite is being pre-loaded on certain configurations of the Intel Converged Communications Platform, an open, standards-based, application-ready platform that supports a broad range of compatible telephony and business applications, peripherals, and services from multiple vendors on a single system. The Company delivered a final version of this product to Intel in May 2001 and has completed its development obligations under the initial phase of this agreement. The Company has recognized service revenues associated with this development arrangement of $823,000 and $495,000 for the years ended June 30, 2001 and 2000, respectively. The Company substantially completed the recognition of this revenue upon satisfying its development obligations in May 2001. Although TeleVantage CTM Suite began shipping in August 2001, due to changes in Intel release schedules, the Company now expects that significant revenues from the CTM Suite will be deferred until calendar year 2002.

     In January 2000, the Company executed a strategic partnership agreement with TAIS intended to allow the Company and TAIS to deliver an integrated communications server and software-PBX solution for small and midsized businesses. TeleVantage 4.0 represents the results of a joint-engineering project with TAIS to integrate TeleVantage with TAIS digital handsets. Through an Original Equipment Manufacturer "OEM" development arrangement with Artisoft, TAIS is marketing TeleVantage 4.0 under the Strata CS brand, which is being distributed and supported through TAIS's established dealer channel. Under the terms of the agreement, TAIS will purchase licenses of TeleVantage for customized versions of the software product to be integrated with its digital handsets and communications server product offerings. The costs associated with this customization have been substantially incurred. For the years ended June 30, 2001 and 2000, the Company recognized service revenues of $1,600,000 and $411,000, respectively, under this arrangement.

     The Company distributes its products internationally and tracks sales by major geographic area. Non-U.S. sales represented 9%, 8% and 12% of net sales for fiscal 2001, 2000 and 1999, respectively. International sales decreased 42% to $.7 million in fiscal 2001 from $1.2 million in fiscal 2000, which reflected an increase of 33% from $.9 million in fiscal 1999. The decreases in international sales in fiscal year 2001 as compared to fiscal year 2000 are a result of decreased sales of the Company's TeleVantage software-based phone system in Europe due to overall decrease in capital spending in the global telecommunications industry. The decrease in international sales as a percentage of total net sales between fiscal year 1999 and fiscal year 2000 is principally the result of the recognition of $4.2 million in domestic revenue on the sale of the Company's Visual Voice source code to Intel in December 1999.

GROSS PROFIT

     PRODUCT. The Company's gross profit from net product revenue was $3.5 million, $8.0 million and $3.9 million in fiscal year 2001, 2000 and 1999, respectively, or 69%, 61% and 55% of net product revenue, respectively. The increase in gross profit percentage from net product revenues for fiscal year 2001 as compared to fiscal year 2000 was due to an increase in higher margin TeleVantage software sales and the Company's decision to discontinue selling low margin add-on Dialogic hardware in April 2000. In addition, fiscal year 2000 gross profit margins were favorably impacted by the sale of the Visual Voice source code. The net decrease in aggregate dollars of gross profit margin from product revenues for fiscal year 2001 as compared to fiscal year 2000 was principally due to the recognition of $2.7 million in revenues from the sale of the Company's Visual Voice source code as net product revenue between October 1, 1999 and June 30, 2000 and the discontinuation of Visual Voice product sales in fiscal year 2001. The net increase in aggregate dollars of gross profit margin from product revenues for fiscal year 2000 as compared to fiscal year 1999 is also due to the Visual Voice software code sale in fiscal year 2000. Lower overall net sales from the Company's add-on Dialogic hardware in fiscal year 2001 as compared to fiscal year 2000 also contributed to the aggregate decrease for fiscal year 2001. Gross profit may fluctuate on a quarterly and yearly basis because of product mix, pricing actions and changes in sales and inventory allowances.

     SERVICES. The Company's gross profit from net services revenues was $ .7 million and $1.7 million in fiscal year 2001 and 2000, respectively, or 30% and 72% of net services revenues, respectively. The decrease in both aggregate dollars of gross profit from net services revenues and gross profit percentage for fiscal year 2001 as compared to fiscal year 2000 was principally the result of the inclusion of $1.5 million in professional service fees earned as an element of the Visual Voice software code sale and recognized in fiscal year 2000. Upon the sale of its Visual Voice source code in fiscal year 2000, the Company agreed to provide service and sales support to Intel from October 1, 1999 to June 30, 2000.

SALES AND MARKETING

     Sales and marketing expenses were $8.9 million, $10.0 million and $4.8 million for fiscal year 2001, 2000 and 1999, respectively, representing 119%, 64% and 67% of net revenue, respectively. The decreases in sales and marketing expenses in aggregate dollars for fiscal year 2001 as compared to fiscal year 2000 was due principally to the recognition of a non-cash charge of $2.3 million during the quarter ended March 31, 2000 associated with Artisoft common stock and a warrant issued to TAIS. This decrease was partially offset by an increase in sales, support and marketing personnel costs between fiscal year 2000 and 2001 to support anticipated revenue streams from the release of TeleVantage 4.0, and the TAIS and Intel arrangements. In January 2000, TAIS acquired 100,000 shares of Artisoft common stock at a price of $6.994 per share and has the right to acquire an additional 50,000 shares pursuant to a warrant agreement at a strike price of $6.994. The fair market value of the Artisoft common stock on the date of execution of the definitive agreement was $21.50. The difference between the issuance price and fair market value of the Artisoft common stock, and the fair value of the warrants (which were priced based on the Black Scholes Options Pricing Model) was charged to selling expense in the quarter ended March 31, 2000. The Company received proceeds from TAIS of $700,000 from this transaction and a total of $2.3 million was charged to selling expense. $3.0 million was recorded as an addition to paid-in-capital.

     Higher sales and marketing staffing levels and higher program marketing expenses contributed significantly to the increases in sales and marketing expenses in aggregate dollars for fiscal 2000 as compared to fiscal 1999. Sales and marketing expenses as a percentage of total revenues increased to 119% in fiscal 2001 from 64% in fiscal 2000 and 67% in fiscal year 1999. The increase in sales and marketing expenses as a percentage of total revenues for fiscal 2001 as compared to fiscal year 2000 is principally the result of the overall decrease in net sales during fiscal year 2001 and the aforementioned increase in sales and marketing costs. The decrease in sales and marketing expenses as a percentage of total revenues for fiscal year 2000 as compared to fiscal year 1999 is attributable to increased revenues partially offset by higher program marketing expenses and higher personnel costs due to an expanded sales force.

PRODUCT DEVELOPMENT

     Product development expenses were $3.7 million, $3.1 million and $2.6 million for fiscal year 2001, 2000 and 1999, respectively, representing 49%, 20% and 36% of net revenue, respectively. The increase in aggregate product development expenses in fiscal year 2001 as compared to fiscal year 2000 and for fiscal year 1999 is principally attributable to the addition of resources to work on the development of TeleVantage. The addition of new development personnel during the fiscal year ended June 30, 2001 was required to meet product introduction timetables. The increase in development expenses as a percentage of total net sales in fiscal year 2001 as compared to fiscal year 2000 is principally the result of the overall decrease in Visual Voice sales during these periods and the aforementioned additional development personnel costs. The decrease in development expenses as a percentage of total net revenue in fiscal year 2000 as compared to fiscal year 1999 is primarily the result of the recognition of $2.7 million in revenues from Intel on the sale of the Company's Visual Voice source code and the recognition of $1.5 million in professional services fees from Intel associated with the Visual Voice sale. The Company believes the introduction of new versions of TeleVantage to the market in a timely manner is critical to its future success.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $4.9 million, $2.9 million and $3.5 million for fiscal 2001, 2000 and 1999 respectively, representing 66%, 18% and 48% of net revenue, respectively. The increase in general and administrative expenses in aggregate dollars in fiscal year 2001 as compared to fiscal year 2000 is principally the result of additional occupancy cost incurred as the result of the expansion of the Company's Cambridge, Massachusetts-based headquarters and increased depreciation expense on the Company's fixed assets. The decrease in general and administrative expenses in aggregate dollars in fiscal 2000 as compared to fiscal 1999 is primarily the result of reduced senior administrative personnel costs in the later half of fiscal year 2000 as compared to fiscal year 1999. The increase in general and administrative expenses as a percentage of total net sales in fiscal year 2001 compared to fiscal year 2000 is principally attributable to the overall decrease in net sales of Visual Voice products between fiscal year 2001 and fiscal year 2000 and the aforementioned increase in occupancy and depreciation expense. The decrease in general and administrative expenses as a percentage of net revenue in fiscal 2000 as compared to fiscal 1999 is primarily the result of the revenues recognized on the Visual Voice software code sale and associated professional service fees in fiscal year 2000.

OTHER INCOME (EXPENSE)

     Other income (expense), net, was $.5 million, $.9 million and $.8 million for fiscal year 2001, 2000 and 1999, respectively. The decrease in other income between fiscal year 2001 and fiscal year 2000 was the result of a lower level of interest rates combined with lower cash and investment balances.

INCOME TAX EXPENSE

     The effective tax rates for the Company were 0% for fiscal 2001, 2000 and 1999. No income tax benefit was recognized for fiscal 2001, 2000 or 1999, as the Company has fully utilized all federal net operating loss carryback potential.

FUTURE RESULTS

     The Company intends to continue investing in the sales, marketing and development of its software-based phone system, TeleVantage. The Company expects operating expenditures for fiscal year 2002 to be lower than operating expenses incurred in fiscal year 2001 due to headcount reductions implemented in April 2001 and September 2001. In particular, the Company anticipates reduced research and development expenses primarily as the result of headcount reductions implemented in September 2001 following completion of the Company's joint development project with Intel and TAIS.

     The Company believes that future TeleVantage revenues will gradually increase and thereby, in conjunction with reductions in operating expenses, reduce future operating losses. However, the rate at which these revenues increase and future operating losses decrease will be highly dependent on the overall telecom industry capital spending environment, the rate of market acceptance of TeleVantage 4.0 and the success of the Company's strategic relationships with TAIS and Intel.

     Specifically, through an OEM development arrangement with Artisoft, TAIS is marketing TeleVantage 4.0 under the Strata CS brand, which is being distributed and supported through TAIS' established dealer channel. Under the terms of the agreement, TAIS will purchase licenses of TeleVantage for customized versions of the software product to be integrated with its digital handsets and communications server product offerings. Any significant delay, cancellation, or termination of this arrangement with TAIS will have a material adverse affect on the Company's future results of operations. However, any such events aforementioned will be mitigated due to minimum revenue guarantees over the life of the Company's OEM agreement with TAIS.

     In May 2001, Artisoft announced the first release of TeleVantage CTM Suite, which delivers on the Company's joint engineering relationship with Intel. TeleVantage CTM Suite is being pre-loaded on certain configurations of the Intel Converged Communications Platform, an open, standards-based, application-ready platform that supports a broad range of compatible telephony and business applications, peripherals, and services from multiple vendors on a single system. The Company delivered a final version of this product to Intel in May 2001 and has completed its development obligations under the initial phase of this agreement. Although TeleVantage CTM Suite began shipping in August 2001, due to changes in Intel release schedules, the Company now expects that significant revenues from the CTM Suite will be deferred until calendar year 2002. Any significant delay, cancellation, or termination of this arrangement with Intel will have a material adverse affect on the Company's future results of operations.

     Although the Company believes that the $3.9 million in proceeds from its August 8, 2001 equity financing will be sufficient to fund operations for the next twelve months, it is seeking additional equity financing of $3.1 million. The Company has signed a definitive agreement to secure this additional financing subject to shareholder approval. In order to better pursue strategic business opportunities, the Company may seek additional debt or equity financing in excess of the $3.1 million regardless of future operating losses incurred or cash and investment levels.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of $5.8 million at June 30, 2001 compared to $5.1 million at June 30, 2000 and working capital of $5.2 million at June 30, 2001 compared to $7.5 million at June 30, 2000. The increase in cash and cash equivalents of $.7 million was the result of the liquidation of all short and long-term investments and the conversion of a portion of these proceeds into cash and cash equivalents less cash used in operations.

     The Company used $9.6 million in cash balances to fund operating activities during the fiscal year ended June 30, 2001. The cash used in operating activities was principally the result of the operating losses incurred offset by the cash received from discontinued operations of $1.9 million. Cash provided by investing activities was $9.3 million during the fiscal year ended June 30, 2001. This was principally the result of the sale of short and long-term investments offset by purchases of property and equipment. Cash provided by financing activities of $1.0 million resulted from employee stock option exercises.

     The increase in the Company's cash and cash equivalents at June 30, 2001 as compared to June 30, 2000 should be viewed together with the decreases in the Company's short and long-term investments at June 30, 2001, discussed below. The total amount of the Company's cash, cash equivalents and short and long-term investments was $5.8 million at June 30, 2001 compared to $15.4 million at June 30, 2000, a decrease of $9.6 million, or 62%. The cash reduction was offset by the receipt of proceeds of $1.9 million (excluding the retention of accounts receivable of $1.1 million) on the sale of the Company's Communication Software Group to Prologue Software and the proceeds received upon the exercise of stock options to purchase common stock. The Company expects its cash, cash equivalents to decrease in the future as it incurs additional operating losses.

     On August 8, 2001 the Company entered into a definitive agreement for a $7 million private placement financing to be conducted in two closings. $3.9 million of the financing has been funded and the remaining $3.1 million of funding is subject to certain conditions, including shareholder approval, which the Company is currently seeking. Under terms of the agreement, the Company has issued 1,560,000 shares of Series B Convertible Preferred Stock at a per share price of $2.50. The Preferred Stock, which carries no dividend, can initially be converted into a like number of shares of the Company's Common Stock, subject to adjustment in certain events. Under certain circumstances, the Company has the right to effect the automatic conversion of the Series B Preferred Stock to Common Stock when the market price of the Common exceeds $5.00 per share for 30 consecutive trading days. The holders of the Preferred Stock, as a class, are entitled to elect two directors of the Company.

     In addition, the Company issued to the holders of the Preferred Stock, warrants to purchase up to 1,560,000 shares of the Company's Common Stock. The warrants expire on September 30, 2006 and are exercisable at a per share price of $3.75. The warrants have a call provision that provides that if the market price of the Common Stock exceeds $7.50 per share for 30 consecutive trading days and other conditions are met, the Company has the right require the warrant holders to convert their warrants to Common Stock. Both the per share exercise price and the number of shares issuable upon exercise of the warrants are subject to adjustment in certain events. The fair market value of the warrants and the beneficial conversion feature embedded in the Preferred Stock will be recorded as immediate dividends to the Preferred Stockholders with a corresponding credit to additional paid-in-capital.

     The purchase agreement provides for a second closing and, subject to shareholder approval and other conditions, the Company will issue an additional 1,240,000 shares of Series B Convertible Preferred Stock and warrants to purchase an additional 1,240,000 shares of Common Stock, all under the respective terms described above.

     The Company anticipates that its cash balances at June 30, 2001 combined with the proceeds of $3.9 million received by the Company in the financing completed on August 8, 2001 will be adequate to meet the Company's current and expected cash requirements for the next year

SHORT-TERM AND LONG-TERM INVESTMENTS

     The Company had short and long-term investment balances of $0 million at June 30, 2001 compared to $10.3 million at June 30, 2000. The Company liquidated all of these short- and long-term investments prior to maturity in fiscal year 2001 to fund operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, Business Combinations ("FAS 141") and SFAS 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. FAS 142 requires that goodwill and intangible assets with indefinite useful lives will no longer be amortized, but instead be tested for impairment, at least annually, in accordance with the provisions of FAS 142. FAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of.

     The provisions of FAS 141 are effective immediately, except with regard to business combinations initiated prior to June 30, 2001. FAS 142 will be effective as of January 1, 2002. Goodwill and other intangible assets determined to have an indefinite useful life that are acquired in a business combination completed after July 1, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with appropriate pre-FAS 142 accounting literature. Goodwill and other intangible assets acquired in business combinations completed before July 30, 2001 will continue to be amortized prior to the adoption of FAS 142. The Company does not believe there will be a material effect from the adoption of these new standards.

"SAFE HARBOR"  STATEMENT UNDER THE PRIVATE  SECURITIES  LITIGATION REFORM ACT OF
1995

     This Annual Report on Form 10-K contains forward-looking statements. Forward-looking statements include those regarding the Company's goals, beliefs, plans or current expectations and other statements regarding matters that are not historical facts. For example, words such as "project," "believe," "anticipate," "plan," "expect," "estimate," "intend," "should," "would," "will," "could," or "may," or other words that convey uncertainty of future events or outcome, are intended to identify forward-looking statements. While the Company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if its estimates change, and these forward-looking statements should not be relied upon as representing the Company's views as of any date subsequent to the date of this Annual Report on Form 10-K. There are a number of important factors and uncertainties that could cause the Company's actual results to differ materially from those describe in these forward-looking statements. These factors and uncertainties, include, but are not limited to, dependence on a single product, history of operating losses, highly competitive market for our product, rapid technological changes, hardware supplier dependencies and availability, dependence on key personnel, volatility of stock price and intellectual property infringement claims.

RISK FACTORS

OUR REVENUES ARE DEPENDENT UPON SALES OF A SINGLE PRODUCT.

     Our  revenues  are  derived  from sales of a single  product,  TeleVantage.
TeleVantage is a relatively new product in the emerging market for software-based phone systems and it is difficult to predict when or if sales of TeleVantage will increase substantially or at all. We face a substantial risk that our sales will not cover our operating expenses and that we will continue to incur operating losses. Our business will fail if we are unable to substantially increase our revenues from sales of TeleVantage, whether as a result of competition, technological change, price pressures or other factors.

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR FUTURE LOSSES.

     We had operating losses for the year ended June 30, 2001 and in each of the last five years, and negative cash flow from operating activities in four out of the last five fiscal years including the fiscal year ended June 30, 2001. The Company intends to continue investing in the sales, marketing and development of its software-based phone system, TeleVantage. The Company expects operating expenditures for fiscal year 2002 to be lower than operating expenses incurred in fiscal year 2001 due to headcount reductions implemented in April 2001 and September 2001. In particular, the Company anticipates reduced research and development expenses primarily as the result of headcount reductions implemented in September 2001 following completion of the Company's joint development project with Intel and TAIS. However, we still expect to incur significant future operating losses and negative cash flows. If our revenues do not increase significantly or the reduction in our expenses is not as significant as expected, we may not achieve profitability, on a sustained basis or at all, or generate positive cash flow in the future and as a result our business will fail.

OUR OPERATING RESULTS VARY, MAKING FUTURE OPERATING RESULTS DIFFICULT TO
PREDICT.

     Our operating results have in the past fluctuated, and may in the future fluctuate, from quarter to quarter, as a result of a number of factors including, but not limited to:

     ** the extent and timing of sales and operating expense increases and decreases;

     ** changes in pricing policies or price reductions by us or our competitors;

     **   variations in our sales channels or the mix of product sales;

     ** the timing of new product announcements and introductions by us or our competitors;

     **   the availability and cost of supplies;

     **   the financial stability of major customers;

     **   market acceptance of new products and product enhancements;

     **   our  ability  to   develop,   introduce   and  market  new   products,
          applications and product enhancements;

     **   our ability to control costs;

     **   possible delays in the shipment of new products;

     **   our success in expanding our sales and marketing programs;

     ** deferrals of customer orders in anticipation of new products, product enhancements or operating systems;

     **   changes in our strategy;

     **   personnel changes; and

     **   general economic factors.

     Our software products are generally shipped as orders are received and accordingly, we have historically operated with little backlog. As a result, sales in any quarter are dependent primarily on orders booked and shipped in that quarter and are not predictable with any degree of certainty. Sales may also be affected by the level of returns beyond those estimated and provided for at any point in time. In addition, our expense levels are based, in part, on our expectations as to future revenues. If revenue levels are below expectations, operating results are likely to be adversely affected. Our net loss may be disproportionately affected by a reduction in revenues because of fixed costs related to generating our revenues. These or other factors may influence quarterly results in the future and, accordingly, there may be significant variations in our quarterly operating results. Our historical operating results are not necessarily indicative of future performance for any particular period. Due to all of the foregoing factors, it is possible that in some future quarter our operating results may be below the expectations of public market analysts and investors. In such event, the price of our common stock could be adversely affected.

     The Company delivered a final version of TeleVantage CTM Suite to Intel in May 2001 and has completed its development obligations under the initial phase of our agreement with them. Although TeleVantage CTM Suite began shipping in August 2001, due to changes in Intel release schedules, the Company expects that significant revenues from the CTM Suite will be deferred until calendar year 2002. In addition, the Company's pricing of TeleVantage CTM Suite varies based on configuration. There can be no guarantee that sales of Intel's Converged Communication Platform will ship in sufficient volume or produce revenues that meet the Company's expectations. Any significant delay, cancellation, or termination of this arrangement with Intel will have a material adverse affect on the Company's future results of operations.

RECENT TERRORIST ACTIVITIES AND RESULTING MILITARY AND OTHER ACTIONS COULD ADVERSELY EFFECT OUR BUSINESS.

Terrorist attacks in New York and Washington, D.C. in September of 2001 have disrupted commerce throughout the United States and Europe. The continued threat of terrorism within the United States and Europe and the potential for military action and heightened security measures in response to such threat may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in delays or cancellations of customer orders, a general decrease in corporate spending on information technology, or our inability to effectively market and ship our products, our business and results of operations could be materially and adversely affected. We are unable to predict whether the threat of terrorism or the responses thereto will result in any long term commercial disruptions or if such activities or responses will have a long term material adverse effect on our business, results of operations or financial condition.

     WE MAY HAVE A NEED TO PROCURE ADDITIONAL THIRD PARTY FINANCING, BUT FINANCING MAY NOT BE AVAILABLE WHEN NEEDED OR UPON TERMS ACCEPTABLE TO US. IF A FINANCING IS CONSUMMATED, CURRENT STOCKHOLDERS MAY EXPERIENCE SUBSTANTIAL DILUTION OF THEIR OWNERSHIP IN ARTISOFT.

     In the past, we have funded our continuing operations and working capital requirements primarily through cash from operations and the sale of our securities. In order to obtain the funds to continue our operations and meet our working capital requirements, we may require additional equity financing or debt financing. On August 8, 2001, the Company entered into a definitive agreement for a $7 million private placement financing to be conducted in two closings. $3.9 million of the financing closed on August 8, 2001 and the remaining $3.1 million of financing is scheduled to close on or before December 31, 2001, assuming stockholder approval of the closing. We may also from time to time seek additional equity financing or debt financing in order to fund other business initiatives, including the acquisition of other businesses. Additional financing may place significant limits on our financial and operating flexibility, and any future financing could result in substantial dilution to our stockholders. There can be no assurance that any such additional equity financing or debt financing will be available to us when needed or on terms acceptable to us. If we are not able to successfully obtain additional equity financing or debt financing, if needed, the business, financial condition and results of operations of Artisoft will likely be materially and adversely affected.

OUR MARKET IS HIGHLY COMPETITIVE, AND WE MAY NOT HAVE THE RESOURCES TO COMPETE ADEQUATELY.

     The computer  telephony industry is highly competitive and is characterized
by  rapidly  evolving  industry   standards.   We  believe  that  the  principal
competitive factors affecting the markets we serve include:

     **   vendor and product reputation;

     **   product architecture, functionality and features;

     **   scalability, ease of use and performance;

     **   quality of product and support;

     **   price;

     **   Brand name recognition; and

     **   Effectiveness of sales and marketing efforts.

     We compete with other phone system companies, many of which have substantially greater financial, technological, production, sales and marketing and other resources, as well as greater name recognition and larger customer bases, than does Artisoft. As a result, these competitors may be able to respond more quickly and effectively than can Artisoft to new or emerging technologies and changes in customer requirements or to devote greater resources than can Artisoft to the development, promotion, sales and support of their products. In addition, our competitors could develop products compatible with the Intel SoftSwitch Framework that could displace TeleVantage CTM Suite. Also, any new product introductions by Artisoft may be subject to severe price and other competitive pressures. Given the greater financial resources of many of our competitors, there can be no assurance that our products will be successful or even accepted. There can be no assurance that our products will be able to compete successfully with other products offered presently or in the future by other vendors.

IF SOFTWARE-BASED PHONE SYSTEMS DO NOT ACHIEVE WIDESPREAD ACCEPTANCE, WE MAY NOT BE ABLE TO CONTINUE OUR OPERATIONS.

     Our sole product, TeleVantage, competes in the newly emerging software-based phone system market. Software-based phone systems operate in conjunction with and are affected by developments in other related industries. These industries include highly developed product markets, such as personal computers, personal computer operating systems and servers, proprietary private branch exchanges and related telephone hardware and software products, and telephone, data and cable transmission systems, as well as new emerging products and industries, such as Internet communications and Internet Protocol telephony. These industries and product markets are currently undergoing rapid changes, market evolution and consolidation. The manner, in which these industries and products evolve, including the engineering- and market-based decisions that are made regarding the interconnection of the products and industries, will affect the opportunities and prospects for TeleVantage. TeleVantage competes directly with other software-based phone system solutions as well as existing traditional, proprietary hardware solutions offered by companies such as Avaya Communications, Nortel Networks Corporation and Siemens Corporation. There can be no assurance that the markets will migrate toward software-based phone system solutions. If software-based phone systems do not achieve widespread acceptance, sales of TeleVantage will not increase and may decline and our revenues will suffer.

WE SELL OUR PRODUCTS THROUGH DISTRIBUTORS AND VALUE-ADDED RESELLERS, WHICH LIMIT OUR ABILITY TO CONTROL THE TIMING OF OUR SALES, AND THIS MAKES IT DIFFICULT TO PREDICT OUR REVENUE.

     We are exposed to the risk of product returns from our distributors and value-added resellers, which are estimated and recorded by us as a reduction in sales. In addition, we are exposed to the risk of fluctuations in quarterly sales if resellers and distributors purchase and hold excessive amounts of inventory at any time or otherwise change there purchasing patterns. Although we monitor our reseller and distributor inventories and current and projected levels of sales, localized overstocking may occur with TeleVantage because of rapidly evolving market conditions. In addition, the risk of product returns may increase if the demand for TeleVantage were to rapidly decline due to regional economic troubles or increased competition. All of these risks are exacerbated as TeleVantage is our sole product and the market for TeleVantage and similar products is newly emerging. There can be no assurance that actual product returns will not exceed our allowances for these returns. Any overstocking by resellers or distributors or any product returns in excess of recorded allowances could adversely affect our revenues. To the extent we may, in the future, introduce new products, the predictability and timing of sales to end users and the management of returns to us of unsold products by distributors and volume purchasers may become more complex and could result in material fluctuations in quarterly sales and operating results.

OUR MARKET IS SUBJECT TO CHANGING PREFERENCES AND TECHNOLOGICAL CHANGE; FAILURE TO KEEP UP WITH THESE CHANGES WOULD RESULT IN OUR LOSING MARKET SHARE.

     The markets for computer telephony solutions are characterized by rapid technological change, changing customer needs, frequent product introductions and evolving industry standards. The introduction of products incorporating new technologies and the emergence of new industry standards could render our existing products obsolete and unmarketable. Our future success will depend upon our ability to develop and introduce new computer telephony products (including new releases and enhancements) on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of our customers. There can be no assurance that we will be successful in developing and marketing new computer telephony products that respond to technological changes or evolving industry standards, that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products, or that our new products will adequately meet the requirements of the marketplace and achieve market acceptance. If we were unable, for technological or other reasons, to develop and introduce new computer telephony products in a timely manner in response to changing market conditions or customer requirements, our market share would likely be reduced.

SOFTWARE ERRORS MAY SERIOUSLY HARM OUR BUSINESS AND DAMAGE OUR REPUTATION, CAUSING LOSS OF CUSTOMERS AND REVENUES.

     Software products as complex as those offered by the Company may contain undetected errors. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new or existing products, including TeleVantage, after commencement of commercial shipments, resulting in loss of or delay in market acceptance or the recall of such products. We provide customer support for most of our products. We may in the future offer new products. If these products are flawed, or are more difficult to use than TeleVantage, customer support costs could rise and customer satisfaction levels could fall.

WE RELY ON THIRD-PARTY TECHNOLOGY AND HARDWARE PRODUCTS; IF THIS TECHNOLOGY IS NOT AVAILABLE OR CONTAINS UNDETECTED ERRORS, OUR BUSINESS MAY SUFFER.

     Our computer telephony software requires the availability of certain hardware. Specifically, the TeleVantage software-based phone system operates on voice processing boards manufactured by Intel. To the extent that these boards become unavailable or in short supply we could experience delays in shipping software-based phone systems to our customers, which may have a material adverse affect on our future operating results. In addition, we are dependent on the reliability of this hardware and to the extent the hardware has defects it will affect the performance of our own software-based phone system. If the hardware becomes unreliable or does not perform in a manner that is acceptable to our customers, sales of TeleVantage could fall. Such delays or quality problems if encountered could also cause damage to our reputation for delivering high quality, reliable computer telephony solutions.

     TeleVantage currently runs only on Microsoft Windows NT servers. In addition, our products use other Microsoft Corporation technologies, including the Microsoft Data Engine (MSDE). A decline in market acceptance for Microsoft technologies or the increased acceptance of other server technologies could cause us to incur significant development costs and could have a material adverse effect on our ability to market our current products. There can be no assurance that businesses will adopt Microsoft technologies as anticipated or will not migrate to other competing technologies that our telephony products do not currently support. Additionally, since the operation of our software-based phone system solution is dependent upon Microsoft technologies, there can be no assurances that, in the event of a price increase by Microsoft, we will be able to sell and market our software-based phone system.

     Our TeleVantage CTM Suite software operates on voice processing hardware, computer hardware, CT Media software, and SoftSwitch Framework software manufactured by Intel. To the extent that these technologies become unavailable or in short supply we could experience delays in shipping TeleVantage CTM Suite to our customers, which may have a material adverse affect on our future operating results. In addition, we are dependent on the reliability of these technologies and to the extent they have defects it will affect the performance of our own software. If the Intel technologies become unreliable or do not perform in a manner that is acceptable to our customers, sales of TeleVantage CTM Suite could fall. Such delays or quality problems if encountered could also cause damage to our reputation for delivering high quality, reliable computer telephony solutions. Additionally, there can be no assurances that, in the event of a price increase by Intel, we will be able to sell and market our software-based phone system.

ANY FAILURE BY US TO PROTECT OUR INTELLECTUAL PROPERTY COULD HARM OUR BUSINESS AND COMPETITIVE POSITION.

     Our success is dependent upon our software code base, our programming methodologies and other intellectual properties. To protect our proprietary technology, we rely primarily on a combination of trade secret laws and nondisclosure, confidentiality, and other agreements and procedures, as well as copyright and trademark laws. These laws and actions may afford only limited protection. There can be no assurance that the steps taken by us will be adequate to deter misappropriation of our proprietary information, or to prevent the successful assertion of an adverse claim to software utilized by us, or that we will be able to detect unauthorized use and take effective steps to enforce our intellectual property rights. We own United States and foreign trademark registrations for certain of our trademarks. In selling our products, we rely primarily on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of some jurisdictions. In addition, the laws of some foreign countries provide substantially less protection to our proprietary rights than do the laws of the United States. Trademark or patent challenges in these foreign countries could, if successful, materially disrupt or even terminate our ability to sell our products in those markets. There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology. Although we believe that our services and products do not infringe on the intellectual property rights of others, claims to that effect have been and in the future may be asserted against us. The failure of Artisoft to protect its proprietary property, or the infringement of its proprietary property on the rights of others, could harm its business and competitive position.

WE NEED QUALIFIED PERSONNEL TO MAINTAIN AND EXPAND OUR BUSINESS.

     Our future performance depends in significant part upon key technical and senior management personnel. We are dependent on our ability to identify, hire, train, retain and motivate high quality personnel, especially highly skilled engineers involved in the ongoing research and development required to develop and enhance our software products and introduce enhanced future products. A high level of employee mobility and aggressive recruiting of skilled personnel characterize our industry. There can be no assurance that our current employees will continue to work for us or that we will be able to hire additional employees on a timely basis or at all. We expect to grant additional stock options and provide other forms of incentive compensation to attract and retain key technical and executive personnel. These additional incentives will lead to higher compensation costs in the future and may adversely affect our future results of operations. These difficulties could lead to higher compensation costs and may adversely affect our future results of operations.

POSSIBLE ACQUISITIONS OR DIVESTITURES BY US INVOLVE RISKS THAT MAY HARM OUR BUSINESS.

     From time to time, we may consider acquisitions of or alliances with other companies that could complement our existing business, including acquisitions of complementary product lines. Although we may periodically discuss potential transactions with a number of companies, there can be no assurance that suitable acquisition, alliance or purchase candidates can be identified, or that, if identified, acceptable terms can be agreed upon or adequate and acceptable sources will be available to finance these transactions. Even if an acquisition or alliance is consummated, there can be no assurance that we will be able to integrate successfully acquired companies or product lines into our existing operations, which could increase our operating expenses in the short-term. Moreover, acquisitions by Artisoft could result in potentially dilutive issuances of equity securities, the incurrence of additional debt and amortization of expenses related to goodwill and intangible assets, all of which could adversely affect our ability to achieve profitability. Acquisitions, alliances and divestitures involve numerous risks, such as the diversion of the attention of our management from other business concerns, the entrance of Artisoft into markets in which it has had no or only limited experience, unforeseen consequences of exiting from product markets and the potential loss of key employees of the acquired company.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                 ARTISOFT, INC.
                          INDEX TO FINANCIAL STATEMENTS
                                  (ITEM 14(a))

                                                                  Page Reference
                                                                     Form 10-K
                                                                     ---------

Independent Auditors' Report                                            23

Consolidated Financial Statements:

  Consolidated Balance Sheets as of June 30, 2001 and 2000              24

  Consolidated Statements of Operations for the years ended
   June 30, 2001, 2000 and 1999                                         25

  Consolidated Statements of Changes in Shareholders' Equity
   for the years ended June 30, 2001, 2000 and 1999                     26

  Consolidated Statements of Cash Flows for the years ended
   June 30, 2001, 2000 and 1999                                         27

  Notes to Consolidated Financial Statements                           28-40


All schedules are omitted because they are not required, are not applicable, or the information is included in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Artisoft, Inc.:

We have audited the accompanying consolidated balance sheets of Artisoft, Inc. and subsidiaries as of June 30, 2001 and 2000 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Artisoft, Inc. and subsidiaries as of June 30, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Boston, Massachusetts
August 9, 2001

                         ARTISOFT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                        June 30,       June 30,
                                                          2001           2000
                                                       ---------      ---------
ASSETS
Current assets:
  Cash and cash equivalents                            $   5,801      $   5,120
  Short-term investments                                      --          2,490
  Receivables:
    Trade accounts, net of allowances of $733 and
     $1,084 in 2001 and 2000, respectively                   488          1,511
    Other receivables                                         27            146
  Inventories                                                674            808
  Prepaid expenses                                           500            366
                                                       ---------      ---------
          Total current assets                             7,490         10,441
                                                       ---------      ---------

Long-term investments                                         --          7,797

Property and equipment                                     3,331          2,353
  Less accumulated depreciation and amortization          (1,943)        (1,140)
                                                       ---------      ---------
          Net property and equipment                       1,388          1,213
                                                       ---------      ---------

Other assets                                                 187            179

Net assets from discontinued operations                       --          1,864
                                                       ---------      ---------

                                                       $   9,065      $  21,494
                                                       =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $     682      $     928
  Accrued liabilities                                      1,424          1,937
  Deferred revenue                                           168             41
                                                       ---------      ---------
          Total current liabilities                        2,274          2,906
                                                       ---------      ---------

Commitments and contingencies                                 --             --

Shareholders' equity:
  Preferred stock, $1.00  par value. Authorized
   11,433,600 shares; none issued at June 30, 2001            --             --
  Common stock, $.01 par value.  Authorized 50,000,000
   shares; issued 29,051,168 shares at June 30, 2001
   and 28,742,744 shares at June 30, 2000                    291            287
  Additional paid-in capital                             102,318        101,363
  Accumulated deficit                                    (26,034)       (13,278)
  Less treasury stock, at cost, 13,320,500 shares at
   June 30, 2001 and June 30, 2000                       (69,784)       (69,784)
                                                       ---------      ---------
          Net shareholders' equity                         6,791         18,588
                                                       ---------      ---------
                                                       $   9,065      $  21,494
                                                       =========      =========

          See accompanying notes to consolidated financial statements.

                         ARTISOFT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    Years Ended June 30,
                                                           --------------------------------------
                                                             2001           2000           1999
                                                           --------       --------       --------
Net revenue:
  Product                                                  $  5,041       $ 13,283       $  7,144
  Services                                                    2,423          2,406             --
                                                           --------       --------       --------
       Total net revenue                                      7,464         15,689          7,144

Cost of sales:
  Product                                                     1,558          5,242          3,214
  Services                                                    1,695            665             --
                                                           --------       --------       --------
       Total cost of sales                                    3,253          5,907          3,214

Gross profit:
  Product                                                     3,483          8,041          3,930
  Services                                                      728          1,741             --
                                                           --------       --------       --------
       Total gross profit                                     4,211          9,782          3,930

Operating expenses:
  Sales and marketing                                         8,884         10,014          4,760
  Product development                                         3,691          3,078          2,555
  General and administrative                                  4,922          2,870          3,450
                                                           --------       --------       --------
       Total operating expenses                              17,497         15,962         10,765
                                                           --------       --------       --------

Loss from operations                                        (13,286)        (6,180)        (6,835)
                                                           --------       --------       --------
Other income (expense):
  Interest income                                               507            919            910
  Interest expense                                               --            (12)           (50)
  Gain on disposition of property and equipment                  --             --             10
  Other                                                          23              8            (46)
                                                           --------       --------       --------
       Total other income                                       530            915            824
                                                           --------       --------       --------

       Net loss from continuing operations                  (12,756)        (5,265)        (6,011)

Income from discontinued operations, net of tax                  --            880          4,249

Loss on sale of discontinued operations                          --           (101)            --
                                                           --------       --------       --------

       Net loss                                            $(12,756)      $ (4,486)      $ (1,762)
                                                           ========       ========       ========
Net loss per common share from continuing operations -
 Basic and Diluted                                         $   (.82)      $   (.35)      $   (.41)
                                                           --------       --------       --------

Net loss per common share - Basic and Diluted              $   (.82)      $   (.30)      $   (.12)
                                                           ========       ========       ========
Weighted average common shares outstanding -
 Basic and Diluted                                           15,476         15,171         14,720
                                                           ========       ========       ========

          See accompanying notes to consolidated financial statements.

                         ARTISOFT, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                   Common Stock           Additional                                   Net
                                              -------------------------    Paid-in     Accumulated     Treasury    Shareholders'
                                              Shares     $.01 Par Value    Capital       Deficit        Stock         Equity
                                              ------     --------------    -------       -------        -----         ------
Balances at June 30, 1998                   27,980,602       $   279      $  96,486    $   (7,030)   $  (69,784)    $  19,951

Exercise of common stock options               116,065             1            250            --            --           251
Issuance of common stock under employee
 stock purchase plan                            47,810             1            106            --            --           107
Tax benefit of disqualifying dispositions           --            --             27            --            --            27
Net loss                                            --            --             --        (1,762)           --        (1,762)
                                            ----------       -------      ---------    ----------    ----------     ---------
Balances at June 30, 1999                   28,144,477           281         96,869        (8,792)      (69,784)       18,574

Issuance of common stock to a third party
 for services                                  100,000             1          2,988            --            --         2,989
Exercise of common stock options               459,111             5          1,269            --            --         1,274
Issuance of common stock under
 employee stock purchase plan                   39,156            --            237            --            --           237
Net loss                                            --            --             --        (4,486)           --        (4,486)
                                            ----------       -------      ---------    ----------    ----------     ---------
Balances at June 30, 2000                   28,742,744           287        101,363       (13,278)      (69,784)       18,588

Exercise of common stock options               272,039             4            843            --            --           847
Issuance of common stock under
  employee stock purchase plan                  36,385            --            112            --            --           112
Net loss                                            --            --             --       (12,756)           --       (12,756)
                                            ----------       -------      ---------    ----------    ----------     ---------

Balances at June 30, 2001                   29,051,168       $   291      $ 102,318    $  (26,034)   $  (69,784)    $   6,791
                                            ==========       =======      =========    ==========    ==========     =========

          See accompanying notes to consolidated financial statements.

                         ARTISOFT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   Years Ended June 30,
                                                                        ----------------------------------------
                                                                          2001            2000            1999
                                                                        --------        --------        --------
Cash flows from operating activities:
  Net loss                                                              $(12,756)       $ (4,486)       $ (1,762)
                                                                        --------        --------        --------
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                            803             617             465
    Loss from disposition of property and equipment, net                      --              32              --
    Non-cash changes in accounts receivable and inventory allowances:
      Additions                                                              569             259             299
      Reductions                                                            (425)            (20)             --
    Common stock issued for services                                          --           2,989              --
    Tax benefit of disqualifying dispositions                                 --              --              27
  Changes in assets and liabilities:
    Receivables -
      Trade accounts                                                         911            (501)           (916)
      Other receivables                                                      119             (99)            (11)
    Inventories                                                              102            (506)           (191)
    Prepaid expenses                                                        (134)            (65)            (85)
    Accounts payable                                                        (246)             (3)            111
    Accrued liabilities                                                     (513)            700            (785)
    Deferred revenue                                                         127              32              --
    Net (increase) decrease in assets from discontinued operations         1,864            (348)          1,066
    Other assets                                                              (8)             --             (34)
                                                                        --------        --------        --------
          Net cash used in operating activities                           (9,587)         (1,399)         (1,816)
                                                                        --------        --------        --------
Cash flows from investing activities:
  Proceeds on sales of investments prior to maturity                      10,287              --              --
  Purchases of investment securities                                          --         (10,287)             --
  Purchases of property and equipment                                       (978)           (853)           (908)
                                                                        --------        --------        --------
          Net cash provided by (used in) investing activities              9,309         (11,140)           (908)
                                                                        --------        --------        --------
Cash flows from financing activities:
  Proceeds from issuance of common stock                                     959           1,511             358
                                                                        --------        --------        --------
          Net cash provided by financing activities                          959           1,511             358
                                                                        --------        --------        --------

Net increase (decrease) in cash and cash equivalents                         681         (11,028)         (2,366)
Cash and cash equivalents, beginning of year                               5,120          16,148          18,514
                                                                        --------        --------        --------
Cash and cash equivalents, end of year                                  $  5,801        $  5,120        $ 16,148
                                                                        ========        ========        ========
Supplemental cash flow information:
  Cash paid during the year for:
    Interest                                                            $     --        $     12        $     50
                                                                        ========        ========        ========
    Income taxes                                                        $      3        $     17        $     11
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

BASIS OF CONSOLIDATION

     The consolidated financial statements include the accounts of Artisoft, Inc. and its three wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

     The Company's preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities during the reported periods. Actual results could differ from those estimates.

CASH EQUIVALENTS

     The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. As of June 30, 2001 and 2000, the Company has classified securities of $3.0 million and $4.1 million, respectively, with a maturity of less than three months as cash and cash equivalents. The Company intends to hold these securities to maturity and has presented them at their carrying value, which approximates fair value.

CLASSIFICATION AND PRESENTATION OF INVESTMENTS

     At June 30, 2000, the Company had $10.3 million in long and short-term investments. Prior to June 30, 2000, the Company classified these securities as "held to maturity" and accordingly, presented the securities at cost, adjusted for the amortization or accretion of premiums or discounts. Subsequent to June 30, 2000, the company reclassified these securities as "available for sale" as they were needed to fund operations and accordingly, recorded the securities at the current market value, which approximated the carrying value at that time. During the fiscal year ended June 30, 2001, the Company liquidated all of these securities prior to maturity to fund current operations.

CONCENTRATION OF CREDIT RISK, PRODUCT REVENUE AND MAJOR CUSTOMERS

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and trade receivables. The Company also places its cash and cash equivalents with high-credit-quality financial institutions. Credit risk with respect to trade receivables is generally diversified due to the large number of entities comprising the Company's customer base and their dispersion across many different customer groups and geographies. The Company often sells its products through third-party customers, and, as a result, may maintain individually significant receivable balances with major customers. The Company believes that its credit evaluation, approval and monitoring processes substantially mitigate potential credit risks.

     The Company sells its products through a variety of channels of distribution, including distributors, resellers and OEMs. In fiscal 2001, three customers accounted for approximately 21%, 18%, and 15% of net sales, respectively. In fiscal 2000 one customer accounted for 20% of the Company's annual net sales as a result of that customer's acquisition of the Company's Visual Voice product line. In fiscal 1999 no customer accounted for more than 10% of the Company's annual net sales.

      At June 30, 2001, two customers accounted for approximately 41% and 16%, respectively, of the Company's outstanding trade receivables. At June 30, 2000, one customer accounted for approximately 23% of the Company's outstanding trade accounts receivable and one customer accounted for approximately 10% of the outstanding trade accounts receivable. At June 30, 1999, two customers accounted for approximately 8% and 7%, respectively, of the Company's outstanding trade accounts receivable. The loss of any of the major distributors, resellers or OEMs, or their failure to pay the Company for products purchased from the Company, could have an adverse effect on the Company's operating results. The Company's standard credit terms are net 30 days, although longer terms are provided to various major customers on a negotiated basis from time to time.

DISCONTINUED OPERATIONS

     In September 1999, the Company announced its intention to investigate the potential separation of its then two existing business units: the Communications Software Group (CSG) and the Computer Telephony Group (CTG). On June 2, 2000, the Company signed a definitive agreement to sell the CSG assets to Prologue Software Group for approximately $1.9 million in cash proceeds and approximately $1.1 million in CSG accounts receivable (approximate gross proceeds of $3.0 million). The Company subsequently collected on substantially all of these CSG accounts receivable. The sale was closed in July 2000 effective June 30, 2000. Thus the Company has reclassified the accompanying consolidated balance sheets, statements of operations and statements of cash flows of CSG to Discontinued Operations.

     The components of Net Assets of Discontinued Operations as of June 30, 2001 and June 30, 2000 are as follows (in thousands):

                                                        YEARS ENDED JUNE 30,
                                                      -----------------------
                                                        2001            2000
                                                      -------         -------
     Accounts receivable                               $  --          $ 1,025
     Inventories                                          --              467
     Prepaid expenses                                     --               39
     Property and equipment, net                          --              269
     Other assets                                         --              360
     Accounts payable
                                                          --              (58)
     Accrued liabilities
                                                          --             (238)
     Current portion of capital lease obligation          --               --
                                                       -----          -------
     Net Assets of Discontinued Operations             $  --          $ 1,864
                                                       =====          =======

     The following is a summary of the operating results of the Discontinued Operations for the fiscal years ended June 30, 2000 and 1999 (in thousands):

                                                       YEARS ENDED JUNE 30,
                                                     -----------------------
                                                       2000            1999
                                                     -------         -------
     Net sales                                       $ 9,862         $15,160
     Cost of sales                                     2,382           3,641
                                                     -------         -------
     Gross profit                                      7,480          11,519
                                                     -------         -------
     Operating expenses                                6,600           7,270
                                                     -------         -------
     Net income                                      $   880         $ 4,249
                                                     =======         =======

INVENTORIES

     Inventories  are stated at the lower of cost or market and consist of Intel
hardware,  manuals,   diskettes,   CD-ROMs  and  packaging  materials.  Cost  is
determined using the first-in, first-out method.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and depreciated over the estimated useful lives of one to three years for computer software, of three to five years for computer hardware and other equipment, of three to seven years for furniture and fixtures, and the shorter of the asset life or the life of the lease in the case of leasehold improvements.

OTHER ASSETS

     Other assets are stated at cost and are comprised of purchased technology and recoverable deposits. Amortization of purchased technology is calculated using the straight-line method over a five-year life. Purchased technology was fully amortized as of June 30, 2001.

INCOME TAXES

     Income taxes have been accounted for under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforward. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if, based upon the weight of all available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized.

REVENUE RECOGNITION

     The Company follows the provisions of SOP 97-2, SOFTWARE REVENUE RECOGNITION as amended by SOP 98-9, Modification of SOP 97-2 Software Revenue Recognition, with Respect to Certain Transactions. Generally, the Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. The Company reduces revenue for estimated customer returns, rotations and sales rebates. Revenue from software license agreements that have significant customizations and modification of the software product is deferred and recognized in a manner that approximates the percentage of completion method. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue.

     SERVICES. Revenue from time and material service contracts is recognized as the services are provided. Revenue from fixed price, long-term service or development contracts is recognized over the contract term based on the percentage of services that are provided during the period compared with the total estimated services to be provided over the entire contract. Losses on fixed price contracts are recognized during the period in which the loss first becomes apparent.

     PRODUCTS-SOFTWARE, NOT-FOR-RESALE KITS (NFR'S) AND HARDWARE. Revenue from delivered elements of one-time charge licensed software is recognized at the inception of the license term, provided the Company has vendor-specific objective evidence of the fair value of each undelivered element. Revenue is deferred for undelivered elements. Revenue is also deferred for the entire arrangement if vendor-specific evidence objective evidence does not exist for each undelivered contract element. Examples of undelivered elements in which the timing of delivery is uncertain include contractual elements that give customers rights to any future upgrades at no additional charge or future maintenance that is provided within the overall price. The revenue that is deferred for any contract element is recognized when all of the revenue recognition criteria have been met for that element. Revenue for annual software subscriptions is recognized ratably over the length of the software subscription.

     In December 1999, the Company executed a strategic partnership with Intel. Under the terms of the agreement, the Company is required to provide Intel with a software-based phone switch, voice mail and auto attendant applications that are compatible with Intel's softswitch framework and CT Media platform. In May 2001, Artisoft announced the release of these applications, called TeleVantage CTM Suite. TeleVantage CTM Suite is being loaded on certain configurations of the Intel Converged Communications Platform, an open standards-based, application-ready platform that will support a broad range of compatible telephone and business applications, peripherals, and services from multi vendors on a single system. The Company delivered this product to Intel in May 2001, and Intel began shipping the applications in August 2001. The Company has recognized revenues associated with this fixed price development arrangement of $821,000 and $495,000 for the fiscal years ended June 30, 2001 and 2000, respectively. The Company substantially completed the recognition of this revenue upon satisfying its development obligations in May 2001.

     In January 2000,  the Company  executed a strategic  partnership  agreement with Toshiba  America  Information  Systems (TAIS) intended to allow the Company and TAIS to deliver an integrated communications server and software-PBX solution for small and midsized businesses. TeleVantage 4.0 represents the results of a 1-1/2 year joint-engineering project with TAIS to integrate TeleVantage with TAIS digital handsets. Through an Original Equipment Manufacturer "OEM" arrangement with Artisoft, TAIS is marketing TeleVantage 4.0 under the Strata CS brand, which is being distributed and supported through TAIS's established dealer channel. Under the terms of the agreement, TAIS will purchase licenses of TeleVantage for customized versions of the software product to be integrated with its digital handsets and communications server product offerings. The costs associated with this customization have been substantially incurred and reported as an element of cost of sales as part of this development agreement. For the years ended June 30, 2001 and 2000, the Company recognized revenue of $1,600,000 and $411,000, respectively, under this arrangement.

PRODUCT DEVELOPMENT

     Development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established and until the products are available for sale, software development costs incurred would be capitalized and amortized over the life of the product. Because the Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no product development costs have been capitalized to date as these costs have not been material.

COMPREHENSIVE INCOME (LOSS)

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) which established standards for reporting and display of comprehensive income and its components in the financial statements. The impact of unrealized gains/losses on marketable securities and cumulative translation adjustments from the foreign currency translation are reported in accumulated other comprehensive income (loss), as a separate component of stockholders' equity. To date, the Company has not had any transactions recorded in comprehensive income (loss).

COMPUTATION OF NET LOSS PER SHARE

     Net Loss per share-basic is based upon the weighted average number of common shares outstanding. Net loss per diluted share is based upon the weighted average number of common and common equivalent shares outstanding assuming dilution. Common equivalent shares, consisting of outstanding stock options, are included in the per share calculations where the effect of their inclusion would be dilutive.

     A reconciliation of basic weighted average common shares with weighted average shares assuming dilution is as follows (in thousands):

                                                          Years Ended June 30,
                                                     ---------------------------
                                                      2001       2000      1999
                                                     ------     ------    ------
     Weighted average shares--basic                  15,476     15,171    14,720

     Net effect of dilutive potential common
      shares outstanding based on the Treasury
      stock method using the average market price       --         --        --

     Weighted average common shares assuming
      dilution                                       15,476     15,171    14,720

     Antidilutive potential common shares excluded
      from the computation above                        290      1,171       204

STOCK BASED COMPENSATION

     The Company accounts for stock options granted under its stock incentive plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost, for stock options granted to employees and directors is measured as the excess, if any, of the current market price of the underlying stock over the exercise price. The Company follows the disclosure requirements for statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS 123 and related interpretations.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, Business Combinations ("SFAS 141") and SFAS 142, Goodwill and Other Intangible Assets ("SFAS 142"). FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. FAS 142 requires that goodwill and intangible assets with indefinite useful lives will no longer be amortized, but instead be tested for impairment, at least annually, in accordance with the provisions of FAS 142. FAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of.

     The provisions of FAS 141 are effective immediately, except with regard to business combinations initiated prior to June 30, 2001. FAS 142 will be effective as of January 1, 2002. Goodwill and other intangible assets determined to have an indefinite useful life that are acquired in a business combination completed after July 1, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with appropriate pre-FAS 142 accounting literature. Goodwill and other intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of FAS 142. The Company does not believe there will be a material effect from the adoption of these new standards.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents, receivables, accounts payable, accrued liabilities and deferred revenue approximate fair value because of the short maturity of these instruments. The carrying value of investments approximate the fair values at June 30, 2000.

RECLASSIFICATIONS

     Certain reclassifications, including the reclassification of customer product development costs to cost of sales, have been made to the 2000 and 1999 consolidated financial statements to conform to the 2001 presentation. In addition, the reclassifications were applied to the quarterly financial information presented in Note 12. Therefore, the information is different than that presented in our historical Forms 10-Q.

(2) INVENTORIES

     Inventories at June 30, 2001 and 2000 consist of the following:

                                                        2001             2000
                                                      -------          -------
     Raw materials                                    $    12          $   487
     Finished goods                                       795              550
                                                      -------          -------
                                                          807            1,037
     Inventory obsolescence reserve                      (133)            (229)
                                                      -------          -------
                                                      $   674          $   808
                                                      =======          =======

     Raw materials consist of packaging materials, CD-ROMs, disks, and manuals. Finished goods consist of packaged software, Not-For-Resale kits (with both software and hardware content) and stand alone hardware.

(3) PROPERTY AND EQUIPMENT

     Property and equipment at June 30, 2001 and 2000 consist of the following:

                                                       2001             2000
                                                      -------          -------
     Furniture and fixtures                           $    78          $    39
     Computers, software and other equipment            2,921            2,035
     Leasehold improvements                               332              279
                                                      -------          -------
                                                        3,331            2,353
     Accumulated depreciation and amortization         (1,943)          (1,140)
                                                      -------          -------
                                                      $ 1,388          $ 1,213
                                                      =======          =======

(4) OTHER ASSETS

     Other assets at June 30, 2001 and 2000 consist of the following:

                                                       2001             2000
                                                      ------           ------
     Purchased technology, net of accumulated
      amortization of $438 and $374                   $   --           $   63
     Recoverable deposits                                187              116
                                                      ------           ------
                                                      $  187           $  179
                                                      ======           ======

(5) ACCRUED LIABILITIES

     Accrued liabilities at June 30, 2001 and 2000 consist of the following:

                                                       2001             2000
                                                      ------           ------
     Compensation and benefits                        $  699           $1,032
     Payroll, sales and property taxes                    77               33
     Marketing                                           274              374
     Royalties                                             4              334
     Other taxes payable                                 160               --
     Other                                               210              164
                                                      ------           ------
                                                      $1,424           $1,937
                                                      ======           ======

(6) SHAREHOLDERS' EQUITY

PREFERRED STOCK

     The Company has authorized 20,000,000 shares of preferred stock par value $1.00 per share, of which no shares have been issued as of June 30, 2001. On December 6, 1994, the Board of Directors of the Company authorized the designation and reservation of 50,000 shares of preferred stock as "Series A Participating Preferred Stock" subject to a Rights Agreement dated December 23, 1994 (see Rights Plan). The reserved shares are automatically adjusted to reserve such number of shares as may be required in accordance with the provisions of the Series A Participating Preferred Stock and the Rights Agreement. See Note 14 "Subsequent Events" for discussion on Series B Preferred Stock issued subsequent to June 30, 2001.

COMMON STOCK

     In January 2000, TAIS acquired 100,000 shares of Artisoft common stock at a price of $6.994 per share and has the right to acquire an additional 50,000 shares pursuant to a warrant agreement at a strike price of $6.994. The fair market value of the Artisoft common stock on the date of execution of the definitive agreement was $21.50. The difference between the issuance price and fair market value of the Artisoft common stock, and the fair value of the warrants (which were priced based on the Black Scholes Options Pricing Model) was charged to selling expense in the quarter ended March 31, 2000. The Company received proceeds from TAIS of $700,000 from this transaction and a total of $2.3 million was charged to selling expense. $3.0 million was recorded as an addition to paid-in-capital.

RIGHTS PLAN

     On December 6, 1994, the Board of Directors of the Company authorized and declared a dividend of one preferred share purchase right (a "Right") for each common share of the Company outstanding as of the close of business on December 27, 1994. The Rights Agreement is designed to protect and maximize the value of the outstanding equity interests in the Company in the event of an unsolicited attempt by an acquirer to take over the Company in a manner or on terms not approved by the Board of Directors. Each Right, under certain circumstances, may be exercised to purchase one one-thousandth of a share of the Company's Series A Participating Preferred Stock at a price of $50.00 per share (subject to adjustment). Under certain circumstances, following (i) the acquisition of 25% or more of the Company's outstanding common stock by an Acquiring Person (as defined in the Rights Agreement) or (ii) the commencement of a tender offer or exchange offer which would result in a person or group owning 25% or more of the Company's outstanding common stock, each Right may be exercised to purchase common stock of the Company or a successor company with a market value of twice the $50.00 exercise price. The Rights, which are redeemable by the Company at $.001 per Right, expire in December 2004. Subsequent to June 30, 2001, the Company's Board of Directors approved a resolution to terminate the Rights Agreement effective December 31, 2001.

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

     The 1994 Plan provides that the maximum number of options that can be granted shall be 2,000,000 shares, plus 1.5% of the number of shares of common stock issued and outstanding as of January 1 of each year commencing on January 1, 1995. The maximum number of shares available for grant each year shall be all previously ungranted options plus all expired and cancelled options. Stock options are generally granted at a price not less than 100% of the fair market value of the common shares at the date of grant. Generally, options become exercisable over a four-year period commencing on the date of grant and options vest 25% at the first anniversary of the date of grant with the remaining 75% vest in equal monthly increments over the remaining three years of the vesting period. No 1994 Plan options may be exercised more than ten years from the date of grant. The 1994 Plan will terminate on the earlier of June 15, 2004, or the date upon which all awards available for issuance have been issued or cancelled.

     The 1994 Plan contains an automatic option grant program limited to those persons who serve as non-employee members of the Board of Directors, including any non-employee Chairman of the Board ("Eligible Directors"). After October 20, 1994, each individual who first becomes an Eligible Director shall automatically be granted a Nonqualified Option to purchase 15,000 shares of common stock. At the date of each annual shareholders' meeting, beginning with the 1995 annual shareholders' meeting, each person who is at that time serving as an Eligible Director will automatically be granted a Nonqualified Option to purchase 5,000 shares of Common Stock (and an additional 10,000 shares for the Eligible Director serving as Chairman of the Board), provided that such person has served as a member of the Board of Directors for at least six months. There is no limit on the number of automatic option grants that any one eligible director may receive. All grants to an Eligible Director under the 1994 Plan will have a maximum term of ten years from the automatic grant date. Each automatic grant will vest in three equal and successive annual installments. At June 30, 2001, there were 712,345 remaining shares available for grant under the 1994 Plan.

     The per share weighted average fair value of stock options granted during the fiscal years ended June 30, 2001, 2000 and 1999 was $4.61, $11.25, and $2.42
on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions.

                                      2001            2000            1999
                                      ----            ----            ----
     Expected Dividend Yield          0%              0%              0%
     Volatility Factor                76%             69%             63%
     Risk Free Interest Rate          5.2%            6.3%            5.9%
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

     The Company applies APB Opinion No. 25 in accounting for its stock incentive plan and accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss and net loss per common equivalent share for the fiscal years ended June 30, 2001, 2000 and 1999 would have been increased to the pro forma amounts indicated below:

                                              2001          2000         1999
                                           ---------      --------     --------
     Net loss              As reported     $ (12,756)     $ (4,486)    $ (1,762)
                           Pro forma       $ (14,346)     $ (5,315)    $ (2,179)

     Basic and diluted     As reported     $   (0.82)     $  (0.30)    $   (.12)
     Net loss per share    Pro forma       $   (0.93)     $  (0.35)    $   (.15)

     Pro forma net loss reflects only options granted during the fiscal years ended June 30, 2001, 2000 and 1999. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period of three to four years and compensation cost for options granted prior to July 1, 1997 is not considered. Stock option activity during the periods indicated is as follows:

                                                                Weighted Average
                                         Number of Shares        Exercise Price
                                         ----------------        --------------
     Balance at June 30, 1998               1,632,312               $ 4.72
     Granted                                  838,050                 3.83
     Exercised                               (116,065)                2.17
     Forfeited                               (441,497)                3.71
                                           ----------               ------

     Balance at June 30, 1999               1,912,700                 4.54
     Granted                                  984,250                16.75
     Exercised                               (459,111)                2.78
     Forfeited                               (944,231)               12.05
                                           ----------               ------

     Balance at June 30, 2000               1,493,608                 4.39
     Granted                                1,253,809                 6.59
     Exercised                               (272,039)                3.11
     Forfeited                               (348,167)                9.96
                                           ----------               ------
     Balance at June 30, 2001               2,127,211               $ 6.25
                                           ==========               ======

     The  following  table  summarizes   information  about  the  stock  options
outstanding at June 30, 2001:

                                   Weighted
                                   Average     Weighted                 Weighted
                                  Remaining    Average                  Average
    Range of          Options    Contractual   Exercise     Options     Exercise
Exercise Prices     Outstanding     Life        Price     Exercisable     Price
---------------      ---------     ------       ------     ---------     ------
$ 2.00 - $ 2.50         51,754       6.57       $ 2.08        40,234     $ 2.09
$ 2.51 - $ 3.00        221,489       6.82         2.67       127,148       2.68
$ 3.01 - $ 5.00        651,060       8.87         3.97       129,885       4.00
$ 5.01 - $10.00        726,749       8.87         7.69        82,517       5.76
$10.01 - $15.00        358,659       8.58        11.42       108,711      11.85
$15.01 - $21.50        117,500       8.59        18.67        39,742      18.71
---------------      ---------     ------       ------     ---------     ------
$ 2.00 - $21.50      2,127,211       8.54       $ 7.13       578,591     $ 6.25
===============      =========     ======       ======     =========     ======

     At June 30, 2001, 2000 and 1999 the number of options exercisable was 578,591, 613,675 and 563,506 respectively, and the weighted average exercise price of those options was $6.25, $4.39 and $4.54, respectively.

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

EMPLOYEE STOCK PURCHASE PLAN

     On October 20, 1994, the shareholders approved the establishment of an Employee Stock Purchase Plan and authorized for issuance 200,000 shares of common stock. On November 2, 1999, the shareholders authorized the issuance of an additional 200,000 shares of common stock, thus increasing the total for the plan to 400,000 shares of common stock. During the fiscal years ended June 30, 2001, 2000, and 1999, 36,385, 39,156, and 47,810 shares of common stock were purchased, respectively, at prices ranging from $1.70 to $10.31 per share. At June 30, 2001, 197,212 shares of common stock were available for issuance under the plan. The plan provides for eligible participants to purchase common stock semi-annually at the lower of 85% of the market price at the beginning or end of the semi-annual period.

(7) EMPLOYEE BENEFIT PLANS

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

     The Company's profit-sharing plan expense for these plans was $171,000, $113,000 and $121,000 for the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

(8) INCOME TAXES

     No income tax expense (benefit) was recorded in fiscal years 1999-2001 as the Company incurred net losses for all periods. The income tax expense
(benefit) differs from the amount computed by applying the statutory federal income tax rate to the loss before income taxes are as follows:

                                               2001         2000          1999
                                             -------      -------      -------
     Computed "expected" tax benefit         $(4,337)     $(1,525)     $  (599)
     Allowance for current net operating
      losses                                   4,337        1,525          599
                                             -------      -------      -------
     Total income tax expense                $    --      $    --      $    --
                                             =======      =======      =======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2001 and 2000 are presented below:

                                                          2001           2000
                                                        --------       --------
     Deferred tax assets:
       Purchased technology                             $    363       $    398
       Allowances for doubtful accounts and returns          293            434
       Allowances for inventory obsolescence                  76            119
       Accrued compensation and benefits                     234            234
       Other accrued liabilities                             325            449
       Depreciation and amortization                         130             88
       Federal and state net operating loss and credit
        carryforwards                                     19,436         13,139
                                                        --------       --------
            Total gross deferred tax assets             $ 20,857       $ 14,861
            Less valuation allowance                     (20,793)       (14,732)
                                                        --------       --------
            Deferred tax assets                               64            129
     Deferred tax liabilities:
       Prepaid expenses                                      (64)          (129)
                                                        --------       --------
            Net deferred tax assets                     $     --       $     --
                                                        ========       ========

     Total valuation allowance increased by $6,061 and $1,815 for the years ended June 30, 2001 and 2000, respectively. The Company has evaluated the realizability of its deferred tax assets and based on an evaluation of all of the evidence, both objective and subjective, including the existence of operating losses in recent years, it has concluded that it is more likely than not that the deferred tax assets will not be realized.

     As of June 30, 2001, the Company had federal net operating loss carryforwards of approximately $44.4 million, which will expire from fiscal year 2013 through fiscal year 2021. The Company also has state net operating loss carryforwards of approximately $75.5 million, which will expire from fiscal year 2003 through fiscal year 2006. The Company's ability to utilize its net operating loss and credit carryforwards may be limited in the future if the Company experiences an ownership change as a result of future transactions. An ownership change occurs when the ownership percentage of 5% or greater stockholders increases by more than 50% over a three-year period.

(9) LEASE COMMITMENTS

OPERATING LEASES

     The Company leases office, product packaging, storage space and equipment under noncancelable operating lease agreements expiring through 2003. These leases contain renewal options and the Company is responsible for certain executory costs, including insurance, maintenance, taxes and utilities. Total rent expense for these operating leases was approximately $1,364, $773, and $566 for the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

     The approximate minimum rental commitments under noncancelable operating leases that have remaining noncancelable lease terms in excess of one year at June 30, 2001 were as follows:

         Years Ending                         Future Minimum
           June 30,                           Lease Payments
           -------                            --------------
            2002                                 $ 1,476
            2003                                   1,218
            2004                                   1,151
            2005                                   1,151
            2006                                     236
                                                 -------
            Total                                $ 5,232
                                                 =======

(10) CONTINGENCIES

     The Company is subject to lawsuits and other claims arising in the ordinary course of its operations. In the opinion of management, based on consultation with legal counsel, the effect of such matters will not have a material adverse effect on the Company's financial position.

(11) DOMESTIC AND INTERNATIONAL OPERATIONS

     A summary of domestic and international net sales and international assets for the fiscal years ended June 30 follows:

                                             2001           2000           1999
                                           -------        -------        -------
     Domestic                              $ 6,771        $14,495        $ 6,282
     International (1)                         693          1,194            862
                                           -------        -------        -------
        Net sales                          $ 7,464        $15,689        $ 7,144
                                           =======        =======        =======

     International assets                  $     2        $     2        $     2
                                           =======        =======        =======

(1)  International revenue consists solely of product revenue.

(12) QUARTERLY RESULTS (UNAUDITED)

     The following tables present selected unaudited quarterly operating results for the Company's eight quarters ended June 30, 2001 for continuing and discontinued operations. The Company believes that all necessary adjustments have been made to present fairly the related quarterly results. Certain reclassifications were applied to the quarterly financial information as presented below. Therefore, this information is different than presented in our historical Forms 10-Q.

                                                  First      Second       Third      Fourth
     Fiscal 2001                                 Quarter     Quarter     Quarter     Quarter      Total
                                                 -------     -------     -------     -------      -----
     Net product revenue                         $ 1,659     $ 1,286     $ 1,179     $   917       5,041
     Net service revenue                             562         736         510         615       2,424
     Total revenue                                 2,221       2,022       1,689       1,532       7,464
     Gross profit-product                          1,160         813         848         661       3,482
     Gross profit-services                           136         271          47         274         729
     Total gross profit                            1,296       1,085         895         936       4,211
     Operating loss                               (3,238)     (3,909)     (3,517)     (2,622)    (13,286)
     Net loss                                     (3,048)     (3,773)     (3,389)     (2,546)    (12,756)
     Basic and diluted net loss per common share    (.20)       (.24)       (.22)       (.16)       (.82)

     Fiscal 2000

     Net product revenue                         $ 2,721       3,153       3,460       3,949      13,283
     Net service revenue                              --         500         849       1,057       2,406
     Total revenue                                 2,721       3,653     $ 4,309     $ 5,006      15,689
     Gross profit-product                          1,453       1,914       1,999       2,685       8,051
     Gross profit-services                            --         477         553         701       1,731
     Total gross profit                            1,453       2,391       2,552       3,386       9,782
     Operating loss                               (1,656)       (932)     (3,331)       (261)     (6,180)
     Net income (loss) from continuing
      operations                                  (1,469)       (669)     (3,147)         20      (5,265)
     Net income (loss)                              (483)        111      (3,467)       (647)     (4,486)
     Basic and diluted net income (loss) per
      common share from continuing operations       (.10)       (.04)       (.21)        .00        (.35)
     Basic and diluted net income (loss) per
      common share                                (.04)        .01        (.23)       (.04)       (.30)

(13) SUPPLEMENTAL FINANCIAL INFORMATION

     A summary of additions and deductions related to the allowances for accounts receivable and inventories for the fiscal years ended June 30, 2001, 2000 and 1999 follows:

                               Balance at
                               Beginning                  Usage/      Balance at
                                of Year    Additions   Adjustments   End of Year
                                -------    ---------   -----------   -----------
     Allowances for doubtful
     accounts and returns:

     Year ended June 30, 2001   $ 1,084     $ 1,465 (2)  $(1,816) (1)  $   733
                                -------     -------      -------       -------
     Year ended June 30, 2000   $ 1,356     $ 2,184      $(2,456)      $ 1,084
                                -------     -------      -------       -------
     Year ended June 30, 1999   $ 1,592     $ 1,757      $(1,993)      $ 1,356
                                -------     -------      -------       -------

(1) Includes a $425,000 reduction of excess channel inventory reserves and $201,000 of excess bad debt reserves in the fourth quarter ended June 30, 2001.
(2) Includes provisions for channel rotation reserves of $484,000 in the fourth quarter ended June 30, 2001.

                               Balance at
                               Beginning                  Usage/      Balance at
                                of Year    Additions   Adjustments   End of Year
                                -------    ---------   -----------   -----------
     Allowances for inventory
     obsolescence:

     Year ended June 30, 2001   $ 229        $  32        $(128)        $ 133
                                -----        -----        -----         -----
     Year ended June 30, 2000   $ 143        $ 307        $(221)        $ 229
                                -----        -----        -----         -----
     Year ended June 30, 1999   $ 335        $  87        $(279)        $ 143
                                -----        -----        -----         -----

(14) SUBSEQUENT FINANCING AND LIQUIDITY

     On August 8, 2001 the Company entered into a definitive agreement for a $7 million private placement financing to be conducted in two closings. $3.9 million of the financing was funded on August 8, 2001 and the remaining $3.1 million of funding is subject to certain conditions, including shareholder approval, which the Company is currently seeking. Under terms of the agreement, the Company has issued 1,560,000 shares of Series B Convertible Preferred Stock at a per share price of $2.50. The Preferred Stock, which carries no dividend, can initially be converted into a like number of shares of the Company's Common Stock, subject to adjustment in certain events. Under certain circumstances, the Company has the right to effect the automatic conversion of the Series B
Preferred Stock to Common Stock when the market price of the Common exceeds $5.00 per share for 30 consecutive trading days. The holders of the Preferred Stock, as a class, are entitled to elect two directors of the Company.

     In addition, the Company issued to the holders of the Preferred Stock, warrants to purchase up to 1,560,000 shares of the Company's Common Stock. The warrants expire on September 30, 2006 and are exercisable at a per share price of $3.75. The warrants have a call provision that provides that if the market price of the Common Stock exceeds $7.50 per share for 30 consecutive trading days and other conditions are met, the Company has the right to require the warrant holders to convert their warrants to Common Stock. Both the per share exercise price and the number of shares issuable upon exercise of the warrants are subject to adjustment in certain events. The fair market value of the warrants and the beneficial conversion feature embedded in the Preferred Stock will be recorded as immediate dividends to the Preferred Stockholders with a corresponding credit to additional paid-in-capital.

     The purchase agreement provides for a second closing and, subject to shareholder approval and other conditions, the Company will issue an additional 1,240,000 shares of Series B Convertible Preferred Stock and warrants to purchase an additional 1,240,000 shares of Common Stock, all under the respective terms described above.

     The Company is required to register for resale by the investors, the Common Stock issuable upon the conversion of the Preferred Stock and upon the exercise of the warrants under the Securities Act of 1933, as amended.

     The Company anticipates that its cash balances at June 30, 2001 combined with the proceeds of $3.9 million received by the Company in the financing completed on August 8, 2001 will be adequate to meet the Company's current and expected cash requirements for the next year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

                                    PART III

     Certain information required by Part III is omitted from this Report by virtue of the fact that the Company has filed with the Securities and Exchange Commission, pursuant to Regulation 14A, within 120 days after the end of the fiscal year covered by this Report, a definitive proxy statement (the "2001Proxy Statement") relating to the Company's Annual Shareholders' Meeting to be held on or about November 15, 2001. Certain information included in the 2001 Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the Company's directors required by this item is contained in "Election of Directors", "Board and Committee Meetings" and "Section 16(a) Beneficial Ownership" in the 2001 Proxy Statement, and is incorporated herein by reference. The information concerning the Company's executive officers required by this item is contained in Part I, Item 4 of this Report under the caption "Executive Officers of the Registrant," and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is contained in "Executive Compensation", "Director Compensation", "Change in Control and Severance Agreements", "Compensation Committee Interlocks and Insider Participation", "Report of the Compensation Committee", and "Comparison of Stock Performance" in the 2001 Proxy Statement, and is incorporated herein by reference.

     Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Exchange Act that might incorporate future filings, including this Annual Report on Form 10-K, "Independence of Audit Committee Members", "Report of Audit Committee", the "Report of the Compensation Committee" and "Comparison of Stock Performance" and Annex A in the 2001 Proxy Statement shall not be incorporated by reference into any such filings, and such information shall be entitled to the benefits provided in Item 306(c) and Item 402(a)(9) of Regulation S-K and Item 7(e)(3)(r) of Schedule 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is contained in "Security Ownership of Certain Beneficial Owners and Management" in the 2001 Proxy Statement, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

                                    PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Financial Statements and Financial Statement Schedules.

          An Index to financial statements and financial statement schedules is located on page 23 hereof.

     (b)  Reports on Form 8-K.

          None.

     (c)  Exhibits.

 Designation                 Description
 -----------                 -----------

    3.01       Certificate of Incorporation (1)

    3.02       Bylaws (2)

    4.01       Specimen Common Stock Certificate (3)

    4.02 Rights Agreement, dated as of December 23, 1994, between Artisoft, Inc. and Bank One, Arizona, NA, including the Certificate of Designation of Rights Preferences and Privileges of Series A Participating Preferred Stock, the Form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively (4)

    10.01      Amended 1990 Stock Incentive Plan of the Registrant (5)

    10.02      1991 Director Option Plan of the Registrant (6)

    10.03      Artisoft, Inc. 1994 Stock Incentive Plan (7)

    10.04      Artisoft, Inc. Employee Stock Purchase Plan (8)

    10.06 Stock Purchase Agreement dated December 21, 1995 among Artisoft, Inc. and David J. Saphier, Floyd Roberts and Peter Byer regarding the purchase of all of the outstanding common stock of Triton Technologies, Inc (9)

    10.07 Asset Purchase Agreement dated February 13, 1996 between Artisoft, Inc. and Stylus Innovation Incorporated and Michael Cassidy, John W. Barrus, Laura Macfarlane, Robert H. Rines and Krisztina Holly (the Stylus Shareholders) (10)

    10.08      Amendment  to  the  1994  Preferred   Shares  Rights
               Agreement (11)

    10.09 Asset Purchase Agreement dated June 2, 2000 between Artisoft, In., Triton Technologies, SpartaCom Technologies and Spartacom Inc. (For Purposes of Articles IV, VI, XI and XIII Thereof) (12)

    10.10      First Amendment to Asset Purchase  Agreement between
               Artisoft,   Inc.,  Triton  Technologies,   SpartaCom
               Technologies and SpartaCom, Inc.(13)

    10.11* OEM/Reseller Agreement, dated January 18, 2000, between Artisoft, Inc., and Toshiba America Information Systems, Inc.

    22.01      Subsidiaries of the Registrant

    23.01      Consent of KPMG LLP

    24.01      Powers of Attorney.


----------
*    Confidential materials omitted and filed separately with the Commission.

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-42046) or amendments thereto, filed with the Securities and Exchange Commission on August 5, 1991.
(2) Incorporated by reference to the Company's Annual Report on Form 10-K for fiscal 1992 ended June 30, 1992.
(3) Incorporated by reference to the Company's Annual Report on Form 10-K for fiscal 1993 ended June 30, 1993.
(4)  Incorporated by reference to the Company's Form 8-K dated January 4, 1994.
(5) Incorporated by reference to the Company's Annual Report on Form 10-K for fiscal 1994 ended June 30, 1994.
(6)  Incorporated  by reference  to the  Company's  Form 8-K dated  December 22,
     1994.
(7)  Incorporated  by reference  to the  Company's  Form 8-K dated  February 10,
     1995.
(8) Incorporated by reference to the Company's Annual Report on Form 10-K for fiscal 1995 ended June 30, 1995.
(9)  Incorporated  by reference  to the  Company's  Form 8-K dated  December 21,
     1995.
(10) Incorporated  by reference  to the  Company's  Form 8-K dated  February 13,
     1996.
(11) Incorporated by reference to the Company's Form 8-K dated August 28, 1998.
(12) Incorporated by reference to the Company's Form 10-K for fiscal 2000 ended June 30, 2000.
(13) Incorporated by reference to the Company's Form 10-K for fiscal 2000 ended June 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ARTISOFT, INC.


Date: September 27, 2001                By /s/ Steven G. Manson
                                          --------------------------------------
                                          Steven G. Manson, President
                                          and Chief Executive Officer
                                          (Principal Executive Officer)

                            SPECIAL POWER OF ATTORNEY

     The undersigned hereby constitutes and appoints STEVEN G. MANSON and MICHAEL J. O'DONNELL, and each of them, his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Form 10-K Annual Report, and to file the same with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents, or each of them, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        NAME                            TITLE                                 DATE
        ----                            -----                                 ----

/s/ Steven G. Manson
-------------------------     President and Chief Executive Officer,     September 27, 2001
Steven G. Manson              Director (Principal Executive Officer)


/s/ Michael J. O'Donnell
-------------------------     Chief Financial Officer (Principal         September 27, 2001
Michael J. O'Donnell          Financial Officer)


/s/ Michael P. Downey
-------------------------     Chairman of the Board                      September 27, 2001
Michael P. Downey


/s/ Kathryn B. Lewis
-------------------------     Director                                   September 27, 2001
Kathryn B. Lewis


/s/ Francis E. Girard
-------------------------     Director                                   September 27, 2001
Francis E. Girard


/s/ Robert H. Goon
-------------------------     Director                                   September 27, 2001
Robert H. Goon