Form 10-Q
period 2001-09-30
ARTISOFT INC
filed 2001-11-14
CIK 877931

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004


                                    Form 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                       Commission File Number 000 - 19462


                                 ARTISOFT, Inc.
             (Exact name of registrant as specified in its charter)


           Delaware                                             86-0446453
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

                                 Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 14, 2001).

                 Common stock, $.01 par value: 15,737,668 shares

================================================================================

                         ARTISOFT, INC. AND SUBSIDIARIES
                                      INDEX



                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

             Condensed Consolidated Balance Sheets-
               September 30, 2001 (Unaudited) and June 30, 2001                3

             Unaudited Condensed Consolidated Statements of Operations-
               Three Months Ended September 30, 2001 and 2000                  4

             Unaudited Condensed Consolidated Statements of Cash Flows-
               Three Months Ended September 30, 2001 and 2000                  5

             Notes to Unaudited Condensed Consolidated Financial
               Statements                                                   6-10

     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         11-20

     Item 7(a). Quantitative and Qualitative Disclosures about Market
                  Risk                                                        20

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                                21

     Item 2. Changes in Securities                                         21-23

     Item 3. Defaults Upon Senior Securities                                  23

     Item 4. Submission of Matters to a Vote by Security Holders              23

     Item 5. Other Information                                                23

     Item 6. Exhibits and Reports on Form 8-K                              23-24

SIGNATURES                                                                    24

                        ARTISOFT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                       SEPTEMBER 30,     JUNE 30,
                                                                           2001           2001
                                                                         ---------      ---------
                                                                        (UNAUDITED)
                                     ASSETS
Current Assets:
  Cash and cash equivalents                                            $   7,606      $   5,801
  Receivables:
    Trade accounts, net of allowances of $498 and $1,130                     229            488
    at September 30, 2001 and 2000, respectively
    Other receivables                                                          8             27
  Inventories                                                                495            674
  Prepaid expenses                                                           242            500
                                                                       ---------      ---------
         Total current assets                                              8,580          7,490
                                                                       ---------      ---------
  Property and equipment                                                   3,330          3,331
    Less accumulated depreciation and amortization                        (2,144)        (1,943)
                                                                       ---------      ---------
         Net property and equipment                                        1,186          1,388
                                                                       ---------      ---------

  Other assets                                                               241            187
                                                                       ---------      ---------

                                                                       $  10,007      $   9,065
                                                                       =========      =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                     $     265      $     682
  Accrued liabilities                                                      1,768          1,424
  Deferred revenue                                                           194            168
                                                                       ---------      ---------
       Total current liabilities                                           2,227          2,274
                                                                       ---------      ---------

Commitments and contingencies                                                 --             --

Shareholders' equity:
  Preferred stock, $1.00 par value. Authorized 11,433,600 shares;
    issued 1,560,000 Series B shares at September 30, 2001                 1,560             --
  Common stock, $.01 par value. Authorized 50,000,000 shares;
    issued 29,058,168 shares at September 30, 2001
    and 29,051,168 at June 30, 2001                                          291            291
  Additional paid-in capital                                             104,459        102,318
  Accumulated deficit                                                    (28,746)       (26,034)
  Less treasury stock, at cost, 13,320,500 shares at September 30,
    2001 and June 30, 2001                                               (69,784)       (69,784)
                                                                       ---------      ---------
       Net shareholders' equity                                            7,780          6,791
                                                                       ---------      ---------
                                                                       $  10,007      $   9,065
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

                         ARTISOFT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                         THREE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                       ----------------------
                                                                         2001          2000
                                                                       --------      --------
Net revenue:
  Product                                                              $  1,398      $  1,659
  Services                                                                   20           562
                                                                       --------      --------
       Total net revenue                                                  1,418         2,221

Cost of sales:
  Product                                                                   221           499
  Services                                                                   12           426
                                                                       --------      --------
       Total cost of sales                                                  233           925

Gross profit:
  Product                                                                 1,177         1,160
  Services                                                                    8           136
                                                                       --------      --------
       Total gross profit                                                 1,185         1,296

Operating expenses:
  Sales and marketing                                                     1,570         2,433
  Product development                                                     1,141           836
  General and administrative                                              1,244         1,264
                                                                       --------      --------
       Total operating expenses                                           3,955         4,533
                                                                       --------      --------

Loss from operations                                                     (2,770)       (3,237)

Other income, net                                                            58           189
                                                                       --------      --------

       Net loss                                                          (2,712)       (3,048)
                                                                       --------      --------

Dividend to Series B preferred stock                                     (2,379)           --

Loss applicable to common stock                                        $ (5,091)     $ (3,048)
                                                                       ========      ========
Net loss applicable to common stock-Basic and Diluted                  $  (0.32)     $  (0.20)
                                                                       ========      ========

Weighted average common shares outstanding-Basic and Diluted             15,731        15,591
                                                                       ========      ========

See accompanying notes to unaudited condensed consolidated financial statements.

                         ARTISOFT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                       THREE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                    -----------------------
                                                                     2001            2000
                                                                    -------         -------
                                                                          (unaudited)
Cash flows from operating activities:
  Net loss                                                          $(2,712)        $(3,048)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                                      204             192
     Non-cash changes in accounts receivable and
      inventory allowances:
     Additions                                                           --              --
     Reductions                                                          --             (50)

Changes in assets and liabilities:
  Receivables:
    Trade accounts                                                      259             544
    Other receivables                                                    19              21
  Inventories                                                           179            (403)
  Prepaid expenses                                                      258            (259)
  Accounts payable                                                     (417)             30
  Accrued liabilities                                                   344             120
  Deferred revenue                                                       26              46
  Net assets from discontinued operations                                --           1,864
  Other assets                                                          (54)            (61)
                                                                    -------         -------
       Net cash used in operating activities                         (1,894)         (1,004)
                                                                    -------         -------
Cash flows from investing activities:
  Proceeds from sale of investment securities                            --           1,011
  Purchases of property and equipment                                    (2)           (411)
                                                                    -------         -------
       Net cash provided by (used in) investing activities               (2)            600
                                                                    -------         -------
Cash flows from financing activities:
  Proceeds from issuance of preferred stock (net of expense)          3,680              --
  Proceeds from the exercise of stock options                            21             769
                                                                    -------         -------
       Net cash provided by financing activities                      3,701             769
                                                                    -------         -------

Net increase in cash and cash equivalents                             1,805             365

Cash and cash equivalents at beginning of period                      5,801           5,120
                                                                    -------         -------

Cash and cash equivalents at end of period                          $ 7,606         $ 5,485
                                                                    =======         =======

See accompanying notes to unaudited condensed consolidated financial statements.

                         ARTISOFT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (in thousands, except percentages, shares and per share amounts)

(1) BASIS OF PRESENTATION

     Artisoft,  Inc.,  ("Artisoft",  the "Company" or the Registrant") develops,
markets  and  sells  computer  telephony  software   application   products  and
associated services.

     The Company's principal executive offices are located at 5 Cambridge Center, Cambridge, Massachusetts 02142. The telephone number at that address is
(617) 354-0600. The Company was incorporated in November 1982 and reincorporated by merger in Delaware in July 1991.

     The condensed consolidated financial statements include the accounts of Artisoft, Inc., and its three wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments (of a normal recurring nature), which are necessary for a fair presentation of the financial results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 2001 Form 10-K. The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year or any other future periods.

(2) RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, BUSINESS COMBINATIONS ("SFAS 141") and SFAS 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives will no longer be amortized, but instead be tested for impairment, at least annually, in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF.

     The provisions of SFAS 141 are effective immediately, except with regard to business combinations initiated prior to June 30, 2001. SFAS 142 will be effective as of July 1, 2002. Goodwill and other intangible assets determined to have an indefinite useful life that are acquired in a business combination completed after July 1, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with appropriate pre-SFAS 142 accounting literature. Goodwill and other intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS 142. The Company adopted SFAS 141 on July 1, 2000 and there was no impact on the results of operation or financial position. The Company does not believe there will be a material effect from the adoption of SFAS 142.

     The FASB also recently issued SFAS 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS ("SFAS 143)" which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. SFAS 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset and to depreciate that cost over the remaining useful life of the asset. The liability is changed at the end of each period to reflect the passage of time changes in the estimated future cash flows underlying the initial fair value measurement. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently examining the impact of this pronouncement on the results of operation and financial position of the Company, but currently believes the impact will not be material.

     In October 2001, FASB issued SFAS 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No.121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS 144 retains many of the fundamental provisions of that Statement. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principle Board Opinion 30, REPORTING THE RESULTS OF OPERATIONS--REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS ("ABP 30"), for the disposal of a segment of a business. However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company is currently examining the impact of this pronouncement on the results of operation and financial position of the Company, but currently believes the impact will not be material.

(3) REVENUE RECOGNITION

     The Company follows the provisions of SOP 97-2, SOFTWARE REVENUE RECOGNITION as amended by SOP 98-9, Modification of SOP 97-2 SOFTWARE REVENUE RECOGNITION, with Respect to Certain Transactions. Generally, the Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. The Company reduces revenue for estimated customer returns, rotations and sales rebates. Revenue from software license agreements that have significant customizations and modifications of the software product is deferred and recognized in a manner that approximates the percentage of completion method. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue.

     SERVICES. Revenue from time and material service contracts is recognized as the services are provided. Revenue from fixed price, long-term service or development contracts is recognized over the contract term based on the percentage of the cost of services that are provided during the period compared with the total estimated cost of services to be provided over the entire contract. Losses on fixed price contracts are recognized during the period in which the loss first becomes apparent.

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

     In December 1999, the Company executed a strategic partnership with Intel. Under the terms of the agreement, the Company was required to provide Intel with a software-based phone switch, voice mail and auto attendant applications that are compatible with Intel's softswitch framework and CT Media platform. In May 2001, Artisoft announced the release of these applications, called TeleVantage CTM Suite. TeleVantage CTM Suite is being loaded on certain configurations of the Intel Converged Communications Platform, an open standards-based, application ready platform that will support a broad range of compatible telephone and business applications, peripherals, and services from multiple vendors on a single system. The Company delivered this product to Intel in May 2001, and Intel began shipping the applications in August 2001. The Company has recognized revenues associated with this fixed price arrangement of $20,000 and $347,000 for the quarters ended September 30, 2001 and 2000, respectively. The Company completed the recognition of this revenue during the quarter ended September 30, 2001. Although TeleVantage CTM Suite began shipping in August 2001, the Company expects that significant revenues from the CTM Suite will not occur until calendar year 2002.

     In January 2000, the Company executed a strategic partnership agreement with Toshiba America Information Systems (Toshiba) intended to allow the Company and Toshiba to deliver an integrated communications server and software-PBX solution for small and midsized businesses. TeleVantage 4.0 represents the results of a 1-1/2 year joint-engineering project with Toshiba to integrate TeleVantage with Toshiba digital handsets. Through an Original Equipment Manufacturer "OEM" arrangement with Artisoft, Toshiba is marketing TeleVantage
4.0 under the Strata CS brand, which is being distributed and supported thorough Toshiba's established dealer channel. Under the terms of the agreement, Toshiba will purchase licenses of TeleVantage for customized versions of the software product to be integrated with its digital handsets and communications server product offerings. The costs associated with this customization have been incurred and reported as an element of cost of sales as part of this development agreement. For the quarters ended September 30, 2001 and 2000, the Company recognized net service revenue of $0 and $215,000, respectively. However, the Company did recognize $82,000 in Toshiba product revenue for the quarter ended September 30, 2001.

(4) COMPUTATION OF NET LOSS PER SHARE

     Net loss per share-basic and diluted are based upon the weighted average number of common shares outstanding. Common equivalent shares, consisting of outstanding stock options, convertible preferred shares and warrants to purchase common stock are included in the diluted per share calculations where the effect of their inclusion would be dilutive.

     A reconciliation of basic and diluted weighted average common shares is as follows (in thousands):

                                                   SEPTEMBER 30,   SEPTEMBER 30,
                                                      2001             2000
                                                     ------           ------
Weighted average shares-basic                        15,731           15,591

Net effect of dilutive potential common shares
  outstanding based on the Treasury stock method
  using average market price                             --               --


Weighted average common shares diluted               15,731           15,591


Antidilutive potential common shares issuable that have been excluded from the computation above relating to stock options, convertible preferred shares and warrants are 3,199 and 590.

(5)  SERIES B PREFERRED STOCK

     On August 8, 2001, the Company entered into a definitive agreement for a $7 million private placement financing to issue shares of Series B Convertible Preferred Stock ("Series B Preferred"). $3.9 million of the financing, or 1,560,000 shares of Series B Preferred, was funded on August 8, 2001 and the remaining $3.1 million of funding received shareholder approval at the Annual
Meeting of Shareholders held on November 8, 2001 and is expected to close by December 31, 2001. Under the terms of the agreement, the Company issued 1,560,000 shares of Series Preferred at a per share price of $2.50 on August 8, 2001. At the option of the stockholder, the Series B Preferred, which is entitled to receive dividends only when and if declared by the Board of Directors of the Company, can initially be converted at the option of the holders into a like number of shares of the Company's common stock, subject to adjustment in certain events. Under certain circumstances, the Company has the right to effect the automatic conversion of the Series B Preferred to common stock in the event the closing per share bid price of the common stock exceeds $5.00 per share for 30 consecutive trading days. The holders of the Series B Preferred, as a class, are entitled to elect two directors of the Company and have a preference in liquidation above the common shareholders.

     In addition, on August 8, 2001, the Company issued to the holders of the Series B Preferred, warrants to purchase up to 1,560,000 shares of the Company's common stock. The warrants expire on September 30, 2006 and are exercisable at a per share price of $3.75. The warrants have a call provision that provides that if the closing per share bid price of the common stock exceeds $7.50 per share for 30 consecutive trading days and certain other conditions are met, the Company has the right to require the warrant holders to exercise their warrants for common stock. Both the per share exercise price and the number of shares issuable upon exercise of the warrants are subject to adjustment in certain events. The fair market value of the warrants, as calculated using a Black Sholes pricing model, was estimated at $3.7 million and was recorded as a credit to additional paid-in capital. The value of the beneficial conversion feature embedded in the Preferred Stock amounted to $2.4 million and was recorded as an immediate dividend to the Series B Preferred Stockholders with a corresponding credit to additional paid-in-capital. This dividend, which represents a purchase discount to the preferred shareholders for shares that may be converted into common shares, is included in the loss available to common stockholders and in the earnings/loss per share. The excess of the aggregate fair value of the beneficial conversion feature over the proceeds received amounted to $1.0 million and has not been reflected in the results of operations or financial position of the Company.

     The purchase agreement provides for a second closing for the remaining $3.1 million of the financing and, subject to certain conditions, the Company will issue an additional 1,240,000 shares of Series B Convertible Preferred Stock and warrants to purchase an additional 1,240,000 shares of Common Stock, all under the respective terms described above. .The Company has signed a definitive agreement to secure this additional financing and has received shareholder approval. The Company anticipates closing on this transaction prior to December 31, 2001.

(6) INVENTORIES

     Inventories at September 30, 2001 and June 30, 2001 consist of the following:

                                                    SEPTEMBER 30,      JUNE 30,
                                                        2001             2001
                                                       -----            -----
     Raw materials                                     $  19            $  12
             Finished goods                              584              795
                                                       -----            -----
                                                         603              807
     Inventory allowances                               (108)            (133)
                                                       -----            -----
                                                       $ 495            $ 674
                                                       =====            =====

(7) PROPERTY AND EQUIPMENT

     Property and equipment at September 30, 2001 and June 30, 2001 consist of the following:

                                                 SEPTEMBER 30,    JUNE 30,
                                                     2001           2001
                                                   -------         -------
     Furniture and fixtures                        $    78         $    78
     Computers and other equipment                   2,920           2,921
     Leasehold improvements                            332             332
                                                   -------         -------
                                                     3,330           3,331
     Accumulated depreciation and
       amortization                                 (2,144)         (1,943)
                                                   -------         -------
                                                   $ 1,186         $ 1,388
                                                   =======         =======

(8) OTHER ASSETS

     Other assets at September 30, 2001 and June 30, 2001 consist of the following:

                                                        SEPTEMBER 30,   JUNE 30,
                                                            2001          2001
                                                            ----          ----
     Capitalized software development costs                   58            --
     Recoverable deposits and other                          184           187
                                                            ----          ----
                                                            $242          $187
                                                            ====          ====

(9) ACCRUED LIABILITIES

     Accrued liabilities at September 30, 2001 and June 30, 2001 consist of the following:

                                                    SEPTEMBER 30,   JUNE 30,
                                                        2001         2001
                                                       ------        ------
     Compensation and benefits                         $  878        $  699
     Payroll, sales and property taxes                    140            77
     Marketing                                            235           274
     Other taxes payable                                  163           160
     Professional fees                                    328           169
     Other                                                 24            45
                                                       ------        ------
                                                       $1,768        $1,424
                                                       ======        ======

                         ARTISOFT, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

NET REVENUES

     PRODUCT. Net product revenues decreased 16% to $1.4 million for the quarter ended September 30, 2001 from $1.7 million for the quarter ended September 30, 2000. The decrease in net product revenues for the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000 was due primarily to the discontinuation of sales of Dialogic hardware and the discontinuation of a software royalty stream. The level of TeleVantage sales was relatively unchanged between the quarter ended September 30, 2000 and 2001, respectively.

     SERVICES. Net service revenue decreased 96% to $20,000 for the quarter ended September 30, 2001 from $.6 million for the quarter ended September 30, 2000. The decrease was primarily the result of the completion of the Company's development obligations under the Intel agreement whereby the Company was required to provide Intel with a software-based phone switch that is compatible with Intel Corporations's CT Media Platform. The Company recognized service revenue associated with this development project of $.3 million during the quarter ended September 30, 2000. Additionally, the Company recognized $.2 million in service revenue from its OEM agreement with Toshiba America Information Systems (Toshiba or Toshiba) during the quarter ended September 30, 2000. The Company recognized no service revenues associated with these arrangements during the quarter ended September 30, 2001.

     The Company distributes its products internationally and tracks sales by major geographic area. Non-U.S. product sales represented 4% and 17% of net sales for quarters ended September 30, 2001 and 2000, respectively. International sales decreased 75% to $.1 million for the quarter ended September 30, 2001 from $.4 million for the quarter ended September 30, 2000. The decreases in international sales and international sales as a percentage of total net sales for the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000 is primarily the result of TeleVantage software sales made to a European distributor during the quarter ended September 30, 2000. These sales did not recur in the quarter ended September 30, 2001.

GROSS PROFIT

     PRODUCT. The Company's gross profit from net product revenue was $1.2 million for the quarters ended September 30, 2001 and 2000 or 84% and 70% of net product revenue, respectively. The increase in gross profit percentage from net product revenues for the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000 was due to an increase in higher margin TeleVantage software sales and the substantial decrease in lower margin add-on Dialogic hardware sales during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000. Gross profit may fluctuate on a quarterly and yearly basis because of product mix, pricing actions and changes in sales and inventory allowances.

     SERVICES. The Company's gross profit from net services revenues was $8,000 and $.1 million for the quarters ended September 30, 2001 and 2000, respectively, or 40% and 24% of net services revenues, respectively. The decrease in aggregate dollars of gross profit from net services revenues for the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000 was principally the result of the recognition of $.6 million in Intel and Toshiba development arrangement revenues. The cost of goods sold associated with these development arrangements included development personnel compensation costs. During the quarter ended September 30, 2001, the Company completed its development arrangement with Intel and recognized a remaining $20,000 of revenues and $12,000 in development personnel costs as cost of sales.

SALES AND MARKETING

     Sales and marketing expenses were $1.6 million and $2.4 million for the quarters ended September 30, 2001 and 2000, respectively, representing 111% and 110% of net revenue, respectively. The decrease in sales and marketing expenses in aggregate dollars for the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000 was due principally to a reduction in marketing and sales personnel costs as a result of workforce reductions implemented in April 2000 and September 2001 and a reduction in marketing program expenses. The increase in sales and marketing expenses as a percentage of net revenue between the quarters ended September 30, 2001 and 2000, respectively, is the result of the decrease in net sales.

PRODUCT DEVELOPMENT

     Product development expenses were $1.1 million and $.8 million for the quarters ended September 30, 2001 and 2000, respectively, representing 80% and 38% of net revenue, respectively. The increase in aggregate product development expenses for the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000 is principally due to $.5 million in product development costs classified to cost of sales during the quarter ended September 30, 2000. These costs were associated with the Intel and Toshiba development projects that were completed in prior periods. The Company reduced its development personnel headcount in September 2001 and these reductions will result in lower product development costs in future quarters. The increase in development expenses as a percentage of total net sales for the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000 is principally the result of the overall decrease in sales. The Company believes the introduction of new versions of TeleVantage to the market in a timely manner is critical to its future success.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $1.2 million and $1.3 million for the quarters ended September 30, 2001 and 2000, respectively, representing 88% and 57% of net revenue, respectively. The decrease in general and administrative expenses in aggregate dollars for the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000 is principally the result of reduced compensation and benefit costs for administrative personnel. The increase in general and administrative expenses as a percentage of total net sales for the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000 is principally attributable to the overall decrease in net sales.

OTHER INCOME (EXPENSE)

     Other income (expense), net, was $.1 million and $.2 million for the quarters ended September 30, 2001 and 2000, respectively. The decrease in other income between the quarter ended September 30, 2001 and the quarter ended September 30, 2000 was the result of a lower level of interest rates combined with lower cash and investment balances.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of $7.6 million at September 30, 2001 compared to $5.8 million at June 30, 2001, and working capital of $6.4 million at September 30, 2001 compared to $5.2 million at June 30, 2001. The increase in cash and cash equivalents of $1.8 million was the result of the gross receipt of the $3.9 million in equity financing on August 8, 2001 (as discussed below) less cash used in operations during the quarter ended September 30, 2001.

     The Company used $1.9 million in net cash to fund operating activities during the quarter ended September 30, 2001. Cash provided by financing activities was $3.7 million during the quarter ended September 30, 2001.

     On August 8, 2001, the Company entered into a definitive agreement for a $7 million private placement financing to issue shares of Series B Convertible Preferred Stock ("Series B Preferred"). $3.9 million of the financing, or 1,560,000 shares of Series B Preferred, was funded on August 8, 2001 and the remaining $3.1 million of funding received shareholder approval at the Annual
Meeting of Shareholders held on November 8, 2001 and is expected to close by December 31, 2001. Under the terms of the agreement, the Company issued 1,560,000 shares of Series Preferred at a per share price of $2.50 on August 8, 2001. At the option of the stockholder, the Series B Preferred, which is entitled to receive dividends only when and if declared by the Board of Directors of the Company, can initially be converted at the option of the holders into a like number of shares of the Company's common stock, subject to adjustment in certain events. Under certain circumstances, the Company has the right to effect the automatic conversion of the Series B Preferred to common stock in the event the closing per share bid price of the common stock exceeds $5.00 per share for 30 consecutive trading days. The holders of the Series B Preferred, as a class, are entitled to elect two directors of the Company and have a preference in liquidation above the common shareholders.

     In addition, on August 8, 2001, the Company issued to the holders of the Series B Preferred, warrants to purchase up to 1,560,000 shares of the Company's common stock. The warrants expire on September 30, 2006 and are exercisable at a per share price of $3.75. The warrants have a call provision that provides that if the closing per share bid price of the common stock exceeds $7.50 per share for 30 consecutive trading days and certain other conditions are met, the Company has the right to require the warrant holders to exercise their warrants for common stock. Both the per share exercise price and the number of shares issuable upon exercise of the warrants are subject to adjustment in certain events. The fair market value of the warrants, as calculated using a Black Sholes pricing model, was estimated at $3.7 million and was recorded as a credit to additional paid-in capital. The value of the beneficial conversion feature embedded in the Preferred Stock amounted to $2.4 million and was recorded as an immediate dividend to the Series B Preferred Stockholders with a corresponding credit to additional paid-in-capital. This dividend, which represents a purchase discount to the preferred shareholders for shares that may be converted into common shares, is included in the loss available to common stockholders and in the earnings/loss per share. The excess of the aggregate fair value of the beneficial conversion feature over the proceeds received amounted to $1.0 million and has not been reflected in the results of operations or financial position of the Company.

     The purchase agreement provides for a second closing for the remaining $3.1 million of the financing and, subject to certain conditions, the Company will issue an additional 1,240,000 shares of Series B Convertible Preferred Stock and warrants to purchase an additional 1,240,000 shares of Common Stock, all under the respective terms described above. .The Company has signed a definitive agreement to secure this additional financing and has received shareholder approval. The Company anticipates closing on this transaction prior to December 31, 2001.

     Although the Company believes that the $3.9 million in proceeds from its August 8, 2001 equity financing will be sufficient to fund operations for the next twelve months, it is seeking additional equity financing of $3.1 million. The Company has signed a definitive agreement to secure this additional financing and has received shareholder approval. The Company anticipates closing on this transaction prior to December 31, 2001. The terms of the completed and additional financing are described under "Financial Condition, Liquidity and Capital Resources". In order to better pursue strategic business opportunities, the Company may seek additional debt or equity financing in excess of the $3.1 million regardless of future operating losses incurred or cash and investment levels.

FUTURE RESULTS

     The Company intends to continue investing in the sales, marketing and development of its software-based phone system, TeleVantage. The Company expects operating expenditures for the remainder of fiscal year 2002 to be lower than operating expenses incurred in fiscal year 2001 due to headcount reductions implemented in April 2001 and September 2001. In particular, the Company anticipates reduced product development expenses primarily as the result of headcount reductions implemented in September 2001 following completion of the Company's joint development project with Intel and Toshiba.

     The Company believes that future TeleVantage revenues will gradually increase and thereby, in conjunction with reductions in operating expenses, reduce future operating losses. However, the rate at which these revenues increase and future operating losses decrease will be highly dependent on the overall telecom industry capital spending environment, the rate of market acceptance of TeleVantage 4.0 and the success of the Company's strategic relationships with Toshiba and Intel. The Company also anticipates gross margin percentages to gradually increase as its TeleVantage software revenues grow.

     Specifically, through an OEM development arrangement with Artisoft, Toshiba is marketing TeleVantage 4.0 under the Strata CS brand, which is being distributed and supported through Toshiba's established dealer channel. Under the terms of the agreement, Toshiba will purchase licenses of TeleVantage for customized versions of the software product to be integrated with its digital handsets and communications server product offerings. Any significant delay, cancellation, or termination of this arrangement with Toshiba will have a material adverse affect on the Company's future results of operations. However, any such events aforementioned will be mitigated due to minimum revenue guarantees over the life of the Company's OEM agreement with Toshiba which expires in December 2002.

     In May 2001, Artisoft announced the first release of TeleVantage CTM Suite, which delivers on the Company's joint engineering relationship with Intel. TeleVantage CTM Suite is being pre-loaded on certain configurations of the Intel Converged Communications Platform, an open, standards-based, application-ready platform that supports a broad range of compatible telephony and business applications, peripherals, and services from multiple vendors on a single system. The Company delivered a final version of this product to Intel in May 2001 and has completed its development obligations under this agreement. Although TeleVantage CTM Suite began shipping in August 2001, due to changes in Intel release schedules, only limited revenue was recognized during the quarter ended September 30, 2001. The Company expects that significant revenues from the CTM Suite will not occur until calendar year 2002. Any significant delay or cancellation or termination of this arrangement with Intel will have a material adverse affect on the Company's future results of operations.

"SAFE HARBOR"  STATEMENT UNDER THE PRIVATE  SECURITIES  LITIGATION REFORM ACT OF
1995

     This Form 10-Q contains forward-looking statements. Forward-looking statements include those regarding the Company's goals, beliefs, plans or current expectations and other statements regarding matters that are not historical facts. For example, words such as "project," "believe," "anticipate," "plan," "expect," "estimate," "intend," "should," "would," "will," "could," or "may," or other words that convey uncertainty of future events or outcome, are intended to identify forward-looking statements. While the Company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if its estimates change, and these forward-looking statements should not be relied upon as representing the Company's views as of any date subsequent to the date of this Form 10-Q. There are a number of important factors and uncertainties that could cause the Company's actual results to differ materially from those describe in these forward-looking statements. These factors and uncertainties, include, but are not limited to, dependence on a single product, history of operating losses, highly competitive market for our product, rapid technological changes, hardware supplier dependencies and availability, dependence on key personnel, volatility of stock price and intellectual property infringement claims.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR FUTURE LOSSES.

     We had operating losses for the quarter ended September 30, 2001 and in each of the last six years, and negative cash flow from operating activities in five out of the last six fiscal years including the quarter ended September 30, 2001. The Company intends to continue investing in the sales, marketing and development of its software-based phone system, TeleVantage. The Company expects operating expenditures for the remainder of fiscal year 2002 to be lower than operating expenses incurred in the corresponding periods in fiscal year 2001 due to headcount reductions implemented in April 2001 and September 2001. In particular, the Company anticipates reduced research and product development expenses primarily as the result of headcount reductions implemented in September 2001 following completion of the Company's joint development project with Intel and Toshiba.

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

OUR OPERATING RESULTS VARY, MAKING FUTURE OPERATING RESULTS DIFFICULT TO
PREDICT.

     Our operating results have in the past fluctuated, and may in the future fluctuate, from quarter to quarter, as a result of a number of factors including, but not limited to:

**the extent and timing of sales and operating expense increases and decreases;

**changes in pricing policies or price reductions by us or our competitors;

**variations in our sales channels or the mix of product sales;

**the timing of new product announcements and introductions by us or our competitors;

**the availability and cost of supplies;

**the financial stability of major customers;

**market acceptance of new products and product enhancements;

**our ability to develop, introduce and market new products, applications and product enhancements;

**our ability to control costs;

**possible delays in the shipment of new products;

**our success in expanding our sales and marketing programs;

**deferrals of customer orders in anticipation of new products, product enhancements or operating systems;

**changes in our strategy;

**personnel changes; and

**general economic factors.

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

     The Company delivered a final version of TeleVantage CTM Suite to Intel in May 2001 and has completed its development obligations under the initial phase of our agreement with them. Although TeleVantage CTM Suite began shipping in August 2001, the Company expects that significant revenues from the CTM Suite will not occur until calendar year 2002. In addition, the Company's pricing of TeleVantage CTM Suite varies based on configuration. There can be no guarantee that sales of Intel's Converged Communication Platform will ship in sufficient volume or produce revenues that meet the Company's expectations. Any significant delay or, cancellation or termination of this arrangement with Intel will have a material adverse affect on the Company's future results of operations.

RECENT TERRORIST ACTIVITIES AND RESULTING MILITARY AND OTHER ACTIONS COULD ADVERSELY AFFECT OUR BUSINESS.

     Terrorist attacks in New York and Washington, D.C. in September 2001 have disrupted commerce throughout the United States and Europe. The continued threat of terrorism within the United States and Europe and the potential for military action and heightened security measures in response to such threat may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in delays or cancellations of customer orders, a general decrease in corporate spending on information technology, or our inability to effectively market and ship our products, our business and results of operations could be materially and adversely affected. We are unable to predict whether the threat of terrorism or the responses thereto will result in any long term commercial disruptions or if such activities or responses will have any long term material adverse effect on our business, results of operations or financial condition.

WE MAY HAVE A NEED TO PROCURE ADDITIONAL THIRD PARTY FINANCING, BUT FINANCING MAY NOT BE AVAILABLE WHEN NEEDED OR UPON TERMS ACCEPTABLE TO US. IF A FINANCING IS CONSUMMATED, CURRENT STOCKHOLDERS MAY EXPERIENCE SUBSTANTIAL DILUTION OF THEIR OWNERSHIP IN ARTISOFT.

     In the past, we have funded our continuing operations and working capital requirements primarily through cash from operations and the sale of our securities. In order to obtain the funds to continue our operations and meet our working capital requirements, we may require additional equity financing or debt financing. On August 8, 2001, we entered into a definitive agreement for a $7 million private placement financing to be conducted in two closings. $3.9 million of the financing closed on August 8, 2001 and the remaining $3.1 million of financing is scheduled to close on or before December 31, 2001. We may also from time to time seek additional equity financing or debt financing in order to fund other business initiatives, including the acquisition of other businesses. Additional financing may place significant limits on our financial and operating flexibility, and any future financing could result in substantial dilution to our stockholders. There can be no assurance that any such additional equity financing or debt financing will be available to us when needed or on terms acceptable to us. If we are not able to successfully obtain additional equity financing or debt financing, if needed, the business, financial condition and results of operations of Artisoft will likely be materially and adversely affected.

OUR MARKET IS HIGHLY COMPETITIVE, AND WE MAY NOT HAVE THE RESOURCES TO COMPETE ADEQUATELY.

     The computer  telephony industry is highly competitive and is characterized
by  rapidly  evolving  industry   standards.   We  believe  that  the  principal
competitive factors affecting the markets we serve include:

**vendor and product reputation;

**product architecture, functionality and features;

**scalability, ease of use and performance;

**quality of product and support;

**price;

**Brand name recognition; and

**Effectiveness of sales and marketing efforts.

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

ITEM 2. CHANGES IN SECURITIES

     (b) On August 8, 2001, the Company entered into a Purchase Agreement with entities affiliated with Special Situations Funds and Gruber & McBaine Capital Management, LLC under which the Company agreed to issue to such investors, in two separate closings, an aggregate of up to 2,800,000 shares of Series B Convertible Preferred Stock at a per share purchase price of $2.50 and warrants to purchase an aggregate of up to 2,800,000 shares of Common Stock at a per share exercise price of $3.75. On August 8, 2001, at the first closing under the Purchase Agreement, the Company issued and sold an aggregate of 1,560,000 shares of Series B Convertible Preferred Stock and warrants to purchase up to 1,560,0000 shares of Common Stock to entities affiliated with Special Situations Funds. The Certificate of Designation setting forth the rights, preferences and powers of the Series B Convertible Preferred Stock was filed by the Company with the Secretary of State of the State of Delaware and became effective on dated August 8, 2001.

     In general, shares of the Series B Convertible Preferred Stock vote on an as-converted basis with the shares of Common Stock as the same class. The holders of the Series B Convertible Preferred Stock, voting as a separate class, also have the right to elect two members of the Company's board of directors. In addition, the vote of the holders of at least a majority of the outstanding shares of Series B Convertible Preferred Stock will generally be required for the Company to effect certain transactions, including, without limitation, (i) issuing additional shares of Series B Convertible Preferred Stock or stock with rights, preferences or privileges senior to or on a parity with the Series B Convertible Preferred Stock; (ii) amending the Company's certificate of incorporation or by-laws or recapitalizing or reclassifying the Company's securities so as to adversely affect or diminish the rights, preferences or privileges of the Series B Convertible Preferred Stock; (iii) increasing the size of the Company's board of directors to greater than nine members; (iv) effecting certain redemptions and repurchases of the Company's capital stock; and (v) effecting certain dividend payments on any shares of the Company's capital stock.

     Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of shares of Series B Convertible Preferred Stock will be entitled to be paid out of the Company's assets available for distribution prior to any distribution to the holders of Common Stock an amount equal to $2.50 per share (as adjusted for stock splits, stock dividends and similar events). A merger, consolidation, change of control or sale of all or substantially all of the Company's assets will be deemed to be a liquidation of the Company.

     The Company may not pay any dividends or distributions on shares of Common Stock, other than dividends payable solely in shares of Common Stock, unless the holders of shares of Series B Convertible Preferred Stock first receive, or simultaneously receive, a dividend or distribution on each outstanding share of Series B Convertible Preferred Stock equal to the product of (i) the per share dividend or distribution to be paid for the Common Stock, multiplied by (ii) the number of shares of Common Stock into which the Series B Preferred Stock is then convertible.

     The holders of the Series B Convertible Preferred Stock have the right, at any time and at their option, to convert each share of Series B Convertible Preferred Stock into a number of shares of Common Stock determined by dividing the then-applicable per share liquidation preference of the Series B Convertible

Preferred Stock by the then-applicable per share conversion price of the Series B Convertible Preferred Stock. Initially, the conversion price is $2.50. The conversion price is subject to adjustment in the case of any stock dividend, stock split, combination, capital reorganization, reclassification, merger or consolidation by the Company. With limited exceptions, the conversion price is also subject to adjustment in the case of an issuance of shares of Common Stock, or securities exercisable for or convertible into Common Stock, at a per share price less than the conversion price then in effect. In the event that this occurs, the conversion price will be reduced to equal the per share price of the issued securities. In the event that the closing bid price of a share of Common Stock as traded on the Nasdaq National Market exceeds $5.00, subject to adjustment, for thirty consecutive trading days and all of the shares of common stock issuable upon conversion of the Series B Convertible Preferred Stock are registered pursuant to an effective registration statement, the Company, upon ten days written notice to the holders of the Series B Convertible Preferred Stock, shall have the right to effect the automatic conversion of the Series B Convertible Preferred Stock, without any action by the holders thereof, into a number of shares of Common Stock calculated pursuant to the terms of the Series B Convertible Preferred Stock.

(c) On August 8, 2001, the Company issued to Special Situations Funds III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P. and Special Situations Technology Fund, L.P. 1,560,000 shares of Series B Convertible Preferred Stock and warrants to purchase an aggregate of 1,560,000 shares of Common Stock at a per share exercise price of $3.75. The aggregate offering price for the sale of these securities was $3,900,000. No underwriters were involved in the foregoing sale of securities. Such sale was made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Section 4(2) thereof, relative to sales by an issuer not involving any public offering, and the rules and regulations thereunder.

     The holders of the Series B Convertible Preferred Stock have the right, at any time and at their option, to convert each share of Series B Convertible Preferred Stock into a number of shares of Common Stock determined by dividing the then-applicable per share liquidation preference of the Series B Convertible Preferred Stock by the then-applicable per share conversion price of the Series B Convertible Preferred Stock. Initially, the conversion price is $2.50. The conversion price is subject to adjustment in the case of any stock dividend, stock split, combination, capital reorganization, reclassification, merger or consolidation by the Company. With limited exceptions, the conversion price is also subject to adjustment in the case of an issuance of shares of Common Stock, or securities exercisable for or convertible into Common Stock, at a per share price less than the conversion price then in effect. In the event that this occurs, the conversion price will be reduced to equal the per share price of the issued securities. In the event that the closing bid price of a share of Common Stock as traded on the Nasdaq National Market exceeds $5.00, subject to adjustment, for thirty consecutive trading days and all of the shares of common stock issuable upon conversion of the Series B Convertible Preferred Stock are registered for resale pursuant to an effective registration statement, the Company, upon ten days written notice to the holders of the Series B Convertible Preferred Stock, shall have the right to effect the automatic conversion of the Series B Convertible Preferred Stock, without any action by the holders thereof, into a number of shares of Common Stock calculated pursuant to the terms outlined above.

     Initially, the per share exercise price of the warrants is $3.75. The number of shares issuable upon exercise and the per share exercise price of the warrants are subject to adjustment in the case of any stock dividend, stock split, combination, capital reorganization, reclassification or merger or consolidation. Subject to limited exceptions, the per share exercise price of the warrants is also subject to adjustment in the case of an issuance of shares of Common Stock or securities exercisable for or convertible into Common Stock, at a per share price less than the per share exercise price of the warrants then in effect. In the event of such an issuance, the per share exercise price of the warrants will be reduced to equal the per share price of such lower issuance. In addition, the warrants may be exercised by means of a "net exercise" feature under which the Company does not receive any cash, but rather, the number of shares issued upon exercise is net of the number of shares withheld by the Company in lieu of payment of the exercise price. This net exercise right is generally limited to times when the Company is not in compliance with its obligations relating to the registration of the shares of Common Stock underlying the warrants for resale under the Company's registration rights agreement with the warrant holders. The Company may, at its option, demand that the Warrants be exercised, in the event the closing per share bid price of the Common Stock as traded on the Nasdaq National Market exceeds $7.50 for 30 consecutive trading days and all of the shares of Common Stock underlying the warrants are registered for resale pursuant to an effective registration statement. The warrants will expire on September 30, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

3.1 Certificate of Incorporation of the Registrant, as currently in effect was filed with the SEC on October 5, 2001 as an exhibit the Registrant's Registration Statement on Form S-3 (File No. 333-71014 and is herein incorporated by reference.

3.2      By-Laws of the Registrant, as currently in effect.

4.1 Specimen Certificate of the Registrant's Common Stock, $.01 par value, was filed with the SEC on August 5, 1991 as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-42046) and is herein incorporated by reference.

4.2 Rights Agreement dated as of December 23, 1994, between the Registrant and Bank One, Arizona, NA, as Rights Agent, was filed with the SEC as an exhibit to the Registrant's Current Report on Form 8-K dated December 22, 1994 and is herein incorporated by reference.

4.3 Agreement Regarding Appointment of Successor Rights Agent and Related Amendments dated as of August 14, 1998, between the Registrant, Bank One, Arizona, NA and Harris Trust and Savings Bank was filed with the SEC as an exhibit to the Registrant's Current Report on Form 8-K dated August 28, 1998 and is herein incorporated by reference.

4.4 Amendment to Rights Agreement dated as of August 21, 1998, between the Registrant and Harris Trust and Savings Bank, as Rights Agent, was filed with the SEC as an exhibit to the Registrant's Current Report on Form 8-K dated August 28, 1998 and is herein incorporated by reference.

4.5 Amendment to Rights Agreement dated as of August 6, 2001, between the Registrant and ComputerShare Investor Services, as Rights Agent was filed with the SEC on October 5, 2001 as an exhibit the Registrant's Registration Statement on Form S-3 (File No. 333-71014 and is herein incorporated by reference.

(b)  Reports of Form 8-K

     On August 8, 2001, the Company filed a Current Report as Form 8-K dated August 8, 2001 reporting information under Item 5 (Other Events). No financial statements were filed with such report.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        ARTISOFT, INC.


Date: November 14, 2001                 By /s/ Steven G. Manson
                                           -------------------------------------
                                           Steven G. Manson
                                           President and Chief Executive Officer


                                        By /s/ Michael J. O'Donnell
                                           -------------------------------------
                                           Michael J. O'Donnell
                                           Chief Financial Officer