Form 10-Q
period 2001-12-31
ARTISOFT INC
filed 2002-02-14
CIK 877931

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004


                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

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

                                 YES [X] NO [ ]

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE (FEBRUARY 14, 2001)

                 COMMON STOCK, $.01 PAR VALUE: 15,782,420 SHARES

================================================================================

                           FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to a number of risks and uncertainties. All statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "will", "believe", "anticipate", "intend", "estimate", "expect", "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic alliances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Operating Results, Business Prospects and Market Price of Stock" and elsewhere in this Quarterly Report on Form 10-Q. The forward-looking statements provided by Artisoft in this Quarterly Report on Form 10-Q represent Artisoft's estimates as of the date this report is filed with the SEC. We anticipate that subsequent events and developments will cause our estimates to change. However, while we may elect to update our forward-looking statements in the future, we specifically disclaim any obligation to do so. Our forward-looking statements should not be relied upon as representing our estimates as of any date subsequent to the date this report is filed with the SEC.

                         ARTISOFT, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets -
            as of December 31, 2001 (Unaudited) and June 30, 2001              4

          Unaudited Condensed Consolidated Statements of Operations -
            Three and Six Months Ended December 31, 2001 and 2000              5

          Unaudited Condensed Consolidated Statements of Cash Flows -
            Six Months Ended December 31, 2001 and 2000                        6

          Notes to Unaudited Condensed Consolidated Financial Statements    7-10

  Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      10-20

  Item 3. Quantitative and Qualitative Disclosures about Market Risk          20

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings                                                   21

  Item 2. Changes in Securities and Use of Proceeds                        21-22

  Item 3. Submission of Matters to a Vote by Security Holders                 23

  Item 4. Exhibits and Reports on Form 8-K                                    23

SIGNATURES                                                                    24

                         PART I - FINANCIAL INFORMATION

ITEM 1. -- FINANCIAL STATEMENTS

                        ARTISOFT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                        DECEMBER 31,   JUNE 30,
                                                           2001          2001
                                                         ---------    ---------
                                                        (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents                              $   8,781    $   5,801
  Receivables:
    Trade accounts, net of allowances of $362 and $733       1,381          488
    at December 2001 and June 2001, respectively
    Other receivables                                            7           27
  Inventories                                                   93          674
  Prepaid expenses                                             226          500
                                                         ---------    ---------
     Total current assets                                   10,488        7,490
                                                         ---------    ---------
Property and equipment                                       3,371        3,331
  Less accumulated depreciation and amortization            (2,334)      (1,943)
                                                         ---------    ---------
     Net property and equipment                              1,037        1,388
                                                         ---------    ---------
Other assets                                                   254          187
                                                         ---------    ---------
                                                         $  11,779    $   9,065
                                                         =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $     405    $     682
  Accrued liabilities                                        1,499        1,424
  Deferred revenue                                             227          168
                                                         ---------    ---------
     Total current liabilities                               2,131        2,274
                                                         ---------    ---------
Commitments and contingencies                                   --           --
Shareholders' equity:
  Preferred stock, $1.00 par value. Authorized
   11,433,600 shares; issued 2,800,000 shares
   of Series B Convertible Preferred Stock at
   December 31, 2001 and none at June 30, 2001
   (liquidation preference, subject to adjustment,
   $2.50 per share)                                          2,800           --
  Common stock, $.01 par value. Authorized
   50,000,000 shares; issued 29,102,920 shares at
   December 31, 2001 and 29,051,168 at June 30, 2001           291          291
  Additional paid-in capital                               106,377      102,318
  Accumulated deficit                                      (30,036)     (26,034)
  Less treasury stock, at cost, 13,320,500 shares at
   December 31, 2001 and June 30, 2001                     (69,784)     (69,784)
                                                         ---------    ---------
     Net Shareholders' equity                                9,648        6,791
                                                         ---------    ---------
                                                         $  11,779    $   9,065
                                                         =========    =========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                         ARTISOFT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (Unaudited)

                                        THREE MONTHS ENDED       SIX MONTHS ENDED
                                           DECEMBER 31,            DECEMBER 31,
                                         2001        2000        2001        2000
                                       --------    --------    --------    --------
Net revenue:
  Product                              $  2,499    $  1,286    $  3,897    $  2,945
  Services                                   --         736          20       1,298
                                       --------    --------    --------    --------
     Total net revenue                    2,499       2,022       3,917       4,243

Cost of sales:
  Product                                   451         473         672         972
  Services                                   --         465          12         891
                                       --------    --------    --------    --------
     Total cost of sales                    451         938         684       1,863

Gross profit:
  Product                                 2,048         813       3,225       1,973
  Services                                   --         271           8         407
                                       --------    --------    --------    --------
     Total gross profit                   2,048       1,084       3,233       2,380

Operating expenses:
  Sales and marketing                     1,442       2,724       3,012       5,157
  Product development                       827         948       1,968       1,783
  General and administrative              1,136       1,320       2,380       2,585
                                       --------    --------    --------    --------
     Total operating expenses             3,405       4,992       7,360       9,525
                                       --------    --------    --------    --------

Loss from operations                     (1,357)     (3,908)     (4,127)     (7,145)

Other income, net                            67         136         125         325
                                       --------    --------    --------    --------
     Net loss                            (1,290)     (3,772)     (4,002)     (6,820)
                                       --------    --------    --------    --------
Dividend to Series B preferred stock       (387)         --      (2,766)         --

Loss applicable to common stock        $ (1,677)   $ (3,772)   $ (6,768)   $ (6,820)
                                       ========    ========    ========    ========
Net loss applicable to common
 stock-Basic and Diluted               $  (0.11)   $  (0.24)   $  (0.43)   $  (0.44)
                                       ========    ========    ========    ========
Weighted average common shares
 outstanding-Basic and Diluted           15,738      15,674      15,731      15,513
                                       ========    ========    ========    ========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                         ARTISOFT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   Unaudited

                                                               Six Months Ended
                                                               ----------------
                                                                 December 31,
                                                                2001      2000
                                                               ------    ------

Cash flows from operating activities:
  Net loss                                                     (4,002)   (6,820)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation and amortization                                  395       369
   Non-Cash changes in accounts receivable
    and inventory allowances
    Additions                                                     133        85
    Reductions                                                    (25)     (104)
   Changes in assets and liabilities:
    Receivables
    Trade accounts receivable                                    (868)      193
    Other receivables                                              20        95
     Inventories                                                  448      (340)
     Prepaid expenses                                             274      (272)
     Accounts Payable                                            (277)      (63)
     Accrued Liabilities                                           75       209
     Deferred Revenue                                              59        --
     Net assets from discontinued operations                       --     1,864
     Other assets                                                 (67)      (16)
                                                               ------    ------
       Net cash used in operating activities                   (3,835)   (4,800)
                                                               ------    ------
Cash flows from investing activities:
  Proceeds from sale of investment securities                      --     8,048
  Purchases of property and equipment                             (44)     (807)
                                                               ------    ------
       Net cash provided by (used in)
        investing activities                                      (44)    7,241
                                                               ------    ------
Cash flows from financing activities:
  Proceeds from issuance of preferred
   stock (net of issuance cost)                                 6,773        --
  Proceeds from issuance of common stock                           86       935
                                                               ------    ------
       Net cash provided by financing activities                6,859       935
                                                               ------    ------
Net increase in cash and cash equivalents                       2,980     3,376
Cash and cash equivalents at beginning of period                5,801     5,120
                                                               ------    ------
Cash and cash equivalents at end of period                      8,781     8,496
                                                               ------    ------

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

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

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the accompanying financial statements include all adjustments (of a normal recurring nature), which are necessary for a fair presentation of the financial results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001, on file with the SEC. The results of operations for the three- and six-months ended December 31, 2001 are not necessarily indicative of the results to be expected for the full year or any other future periods.

(2) RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, FASB issued SFAS 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS ("SFAS 143)" which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. SFAS 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset and to depreciate that cost over the remaining useful life of the asset. The liability is changed at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently examining the effect of this pronouncement on the results of operations and financial position of the Company, but currently believes the effect will not be material.

     In August 2001, FASB issued SFAS 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS 144 retains many of the fundamental provisions of that Statement. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principle Board Opinion 30, REPORTING THE RESULTS OF OPERATIONS--REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS ("ABP 30"), for the disposal of a segment of a business. However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company is currently examining the effect of this pronouncement on the results of operations and financial position of the Company, but currently believes the effect will not be material.

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

     PRODUCTS-SOFTWARE, NOT-FOR-RESALE KITS (NFR'S) AND HARDWARE. Revenue from delivered elements of one-time charge licensed software is recognized at the inception of the license term, provided the Company has vendor-specific objective evidence of the fair value of each undelivered element. Revenue is deferred for undelivered elements. Revenue is also deferred for the entire arrangement if vendor-specific objective evidence does not exist for each undelivered contract element. Examples of undelivered elements in which the timing of delivery is uncertain include contractual elements that give customers rights to any future upgrades at no additional charge or future maintenance that is provided within the overall price. The revenue that is deferred for any contract element is recognized when all of the revenue recognition criteria have been met for that element. Revenue for annual software subscriptions is recognized ratably over the length of the software subscription as product revenue.

     In December 1999, the Company executed a strategic partnership with Intel Corporation ("Intel"). Under the terms of the agreement, the Company was required to provide Intel with a software-based phone switch, voice mail and auto attendant applications that are compatible with Intel's softswitch framework and CT Media platform. In May 2001, Artisoft announced the release of these applications, called TeleVantage CTM Suite. TeleVantage CTM Suite is being loaded on certain configurations of the Intel Converged Communications Platform, an open standards-based application ready platform that will support a broad range of compatible telephone and business applications, peripherals, and services from multiple vendors on a single system. The Company delivered this product to Intel in May 2001, and Intel began shipping the applications in August 2001. The Company completed the recognition of revenue associated with this fixed price arrangement in the quarter ended September 30, 2001.

     In January 2000, the Company executed a strategic partnership agreement with Toshiba America Information Systems ("TOSHIBA") intended to allow the Company and TOSHIBA to deliver an integrated communications server and software-PBX solution for small and midsized businesses. TeleVantage 4.0 represents the results of a 1-1/2 year joint-engineering project with TOSHIBA to integrate TeleVantage with TOSHIBA digital handsets. Through an Original Equipment Manufacturer "OEM" arrangement with Artisoft, TOSHIBA is marketing TeleVantage 4.0 under the Strata CS brand, which is being distributed and supported through TOSHIBA's established dealer channel. Under the terms of the agreement, TOSHIBA will purchase licenses of TeleVantage for customized versions of the software product to be integrated with its digital handsets and communications server product offerings. The costs associated with this customization have been incurred and reported as an element of cost of sales as part of this development agreement. At the end of September 2001 and upon completion of the development portion of this arrangement, we began to account for product shipped to TOSHIBA as product sales.

(4) COMPUTATION OF NET LOSS PER SHARE

     Net loss per share-basic and diluted are based upon the weighted average number of common shares outstanding. Common equivalent shares, consisting of outstanding stock options, convertible preferred shares and warrants to purchase common stock are included in the diluted per share calculations where the effect of their inclusion would be dilutive.

     A reconciliation of basic and diluted weighted average common shares is as follows: (in thousands)

                                                           Three Months ended      Six Months ended
                                                              December 31,            December 31,
                                                             2001     2000           2001     2000
                                                            ------   ------         ------   ------
Weighted average shares-basic                               15,738   15,674         15,731   15,513

Net effect of dilutive potential common shares
outstanding based on Treasury stock method using
average market price                                            --       --             --       --
                                                            ------   ------         ------   ------
Weighted average common shares diluted                      15,738   15,674         15,731   15,513
                                                            ======   ======         ======   ======
Antidilutive potential common shares
excluded from the computation above                          4,360      198          3,001      381
                                                            ======   ======         ======   ======

(5) SERIES B CONVERTIBLE PREFERRED STOCK

     On August 8, 2001, the Company entered into a definitive agreement for a $7 million private placement financing to issue an aggregate of 2,800,000 shares of its Series B Convertible Preferred Stock ("Series B Preferred"). $3.9 million of the financing, or 1,560,000 shares of Series B Preferred was received on August 8, 2001. The remaining $3.1 million or 1,240,000 shares of Series B Preferred received shareholder approval at the Annual Meeting of Shareholders held on November 8, 2001 and the net proceeds were received on November 14, 2001. Under the terms of the agreement, the Company issued 1,560,000 shares and 1,240,000 shares of Series B Preferred at a per share price of $2.50 on August 8, 2001 and November 14, 2001 respectively. At the election at any time of the holder thereof, each share of Series B Preferred can initially be converted into one share of the Company's common stock, subject to adjustment in certain events. Under certain circumstances, the Company has the right to effect the automatic conversion of the Series B Preferred to common stock in the event the closing per share bid price of the common stock exceeds $5.00 per share for 30 consecutive trading days. The holders of the Series B Preferred, as a class, are entitled to elect up to two directors of the Company and have a preference in liquidation over the common shareholders. The shares of Series B Preferred are entitled to receive dividends only when and if declared by the Board of Directors of the Company.

     In addition, pursuant to agreement for the financing, the Company issued to the holders of the Series B Preferred, warrants to purchase up to 1,560,000 and 1,240,000 shares of the Company's common stock on August 8, 2001 and November 14, 2001, respectively. The warrants expire on September 30, 2006 and are exercisable at a per share price of $3.75. The warrants have a call provision that provides that if the closing per share bid price of the common stock exceeds $7.50 per share for 30 consecutive trading days and certain other conditions are met, the Company has the right to require the warrant holders to exercise their warrants for common stock. Both the per share exercise price and the number of shares issuable upon exercise of the warrants are subject to adjustment in certain events.

     The fair market value of the warrants issued on August 8, 2001, as calculated using a Black Sholes pricing model, was estimated at $3.7 million and was recorded as a credit to additional paid-in capital. The value of the beneficial conversion feature embedded in the outstanding shares of Series B Preferred was estimated to be $2.4 million and was recorded as an immediate non-cash dividend to the Series B Preferred stockholders with a corresponding credit to additional paid-in-capital. This dividend, which represents a purchase discount to the Series B Preferred stockholders for shares that may be converted into common shares, was included in the computation of the loss available to common stockholders and in the loss per share in the quarter ended September 30, 2001. The excess of the aggregate fair value of the beneficial conversion feature over the proceeds received amounted to $1 million and it was not reflected in the results of operations or financial position of the Company at September 30, 2001.

     The fair market value of the warrants issued on November 14, 2001, as calculated using a Black Sholes pricing model, was estimated at $1.2 million and was recorded as a credit to additional paid-in capital. The value of the beneficial conversion feature embedded in the outstanding shares of Series B Preferred was estimated to be $.4 million and was recorded as an immediate non-cash dividend to the Series B Preferred Stockholders with a corresponding a credit to additional paid-in-capital. The dividend, which represents a purchase discount to the preferred shareholders for shares that may be converted into common shares, was included in the computation of the loss available to common stockholders and in the loss per share in the quarter ended December 31, 2001.

ITEM 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

     You should read the following discussion together with the condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This Item contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 that involve risks and uncertainties. Actual results may differ materially from those included in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth under "Factors Affecting Operating Results, Business Prospects and Market Price of Stock" commencing on page 15, as well as those otherwise discussed in this section and elsewhere in this Quarterly Report on Form 10-Q. See "Forward-Looking Statements".

RESULTS OF OPERATIONS

NET REVENUES

TOTAL. Total net revenue increased 23.6% to $2.5 million for the quarter ended December 31, 2001 from $2.0 million for the quarter ended December 31, 2000. Total net revenue decreased 7.7% to $3.9 million for the six months ended December 31, 2001 from $4.2 million for the six months ended December 31, 2000.

PRODUCT. Net product revenue increased 94.3% to $2.5 million for the quarter ended December 31, 2001 from $1.3 million for the quarter ended December 31, 2000. The increase in net product revenues for the quarter ended December 31, 2001 as compared to the quarter ended December 31, 2000 was due primarily to revenue of $.9 million from an OEM customer (Toshiba) in fulfillment of their semiannual commitment under the OEM agreement and a 30.6% increase from $1.2 million to $1.6 million in TeleVantage revenue sold through our VAR channel. Net product revenue increased 32.3% to $3.9 million from $2.9 million for the six months ended December 31, 2001 and 2000 respectively. The increase was primarily due to $1.0 million of revenue received from the OEM customer referred to above and a 9.4% increase from $2.6 million to $2.9 million in TeleVantage revenue sold through our VAR channel. In addition for the three and six month periods ending December 31, 2001 there was a 75,000 and $.3 million decrease respectively in net product revenue related primarily to discontinued sales of the Company's Visual Voice product line.

On January 24, 2002 the Company announced that it would no longer sell Dialogic voice processing hardware, which was sold primarily as part of Not For Resale Kits purchased by new dealers. The dealers will now purchase this hardware through distributors. Revenue for the quarter ended December 31, 2001 included approximately $.3 million attributable to hardware. The Company has experienced nominal gross profit margins on these products and we expect that there will be no material effect on gross profit and a positive impact on the gross margin percentage as a result of discontinuing these sales. The quarterly revenue from these hardware sales have fluctuated in the range of $.2 million to $.4 million.

     SERVICES. The Company recorded no service revenue for the quarter ended December 31, 2001 compared with revenue of $.7 million for the quarter ended December 31, 2000. The decrease was primarily the result of the completion of the Company's development obligations under its agreement with Intel Corporation at the end of September 2001 whereby the Company was required to provide Intel with a software-based phone switch that is compatible with Intel's CT Media Platform. The Company recognized service revenue associated with this development project of $.3 million during the quarter ended December 31, 2000. Additionally, the Company recognized $.4 in service revenue from its OEM agreement with Toshiba America Information Systems during the quarter ended December 31, 2000. The Toshiba customer agreement shifted from a development services to a product contract at the end of September 30, 2001. For the six-month period ended December 31, 2001 the Company recorded $20,000 of service revenue from Intel and zero service revenue from Toshiba. For the comparable period last year, total service revenue was $1.3 million including $.7 million from Intel and $.6 million from Toshiba.

     The Company distributes its products internationally. International product sales represented 8.8% and 10.1% of net revenue for the quarters ended December 31, 2001 and 2000, respectively. International net revenue was $.2 million for the quarter ended December 31, 2001and 2000 respectively. For the six-month periods ending December 31, 2001 and 2000 international sales were 6.1% and 13.9% of net revenue respectively. International revenue decreased 59.0% to $.2 million in the six month period ended December 31, 2001 from $.6 million for the six-month period ended December 31, 2000. Aggregate international net sales can be expected to change as the Company's distribution of its TeleVantage products develops.

GROSS PROFIT

     PRODUCT. The Company's gross profit from net product revenue was $2.0 million and $.8 million for the quarters ended December 31, 2001 and 2000 or 82.0% and 63.2% of net product revenue, respectively. Gross profit for the quarter ended December 31, 2001 includes a charge of $125,000 for the write-down of inventory associated with the discontinuance of the sale of hardware referred to above. The Company's gross profit from net product revenue was $3.2 million and $2.0 million for the six-month periods ended December 31, 2001 and 2000 or 82.8% and 67.0% of product net revenue respectively. The increase in gross profit percentage and aggregate dollars in the quarter and six months ended December 31, 2001 compared with the quarter and six months ended December 31, 2000 was due primarily to higher TeleVantage revenue coupled with a decrease in the percentage of revenue derived from lower margin Not for Resale Kits (NFR'S) and Dialogic add-on hardware. Also, gross margins were favorably impacted for the quarter and six months ended December 31, 2001 because of the discontinuation of a Microsoft SQL server licensing agreement effective December 31, 2000. Gross profit may fluctuate on a quarterly basis because of sales mix, pricing actions and changes in sales allowances.

     SERVICES. The Company had no service revenues for the quarter ended December 31, 2001. Gross profit from net service revenue for the quarter ended December 31, 2000 was $ .3 million or 37.0%. The Company's gross profit from net services revenue was $8,000 and $.4 million for the six month periods ended December 31,2001 and 2000 or 40% and 31.4% respectively. The level of gross profit dollars and percentage is related to the development effort necessary to complete the project. (see above discussion of decrease in net service revenue)

SALES AND MARKETING

     Sales and marketing expenses were $1.4 million and $2.7 million for the quarters ended December 31, 2001 and 2000, respectively, representing 57.7% and 134.7% of net revenue, respectively. Sales and marketing expenses were $3.0 million and $5.2 million for the six months ended December 31, 2001 and 2000 respectively, representing 76.9% and 121.5% of net revenue respectively. The decrease in sales and marketing expenses in aggregate dollars and as a percentage of net revenue for the quarter and six month period ended December 31, 2001 as compared to the quarter and six month period ended December 31, 2000 was due primarily to a restructuring in personnel costs as a result of workforce reductions implemented in April 2001 and September 2001 and a reduction in marketing program expenses.

PRODUCT DEVELOPMENT

     Product development expenses were $.8 million and $.9 million for the quarters ended December 31, 2001 and 2000, respectively, representing 33.1% and 46.9% of net revenue, respectively. Product development expense were $2.0 million and $1.8 million for the six months ended December 31, 2001 and 2000 respectively, representing 50.2% and 42.0% of net revenue respectively. For the quarter ended December 31, 2000 approximately $.5 million of development costs were classified to cost of sales. These costs were associated with the Intel and Toshiba development projects which were completed in the September 2001 quarter, therefore, no development expense is reflected in cost of sales for the quarter ended December 31, 2001. Development costs classified to cost of sales were $12,000 and $.9 million for the six months ended December 31, 2001 and 2000 respectively. The Company reduced its development personnel headcount in September 2001 to reflect the completion of the Intel and Toshiba developments referred to above. The Company believes that continued development and introduction of new versions of TeleVantage to the market in a timely manner is critical to its future success.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $1.1 million and $1.3 million for the quarters ended December 31, 2001 and 2000, respectively, representing 45.5% and 65.3% of net revenue, respectively. General and administrative expenses were $2.4 million and $2.6 million for the six months ended December 31, 2001 and 2000, respectively, representing 60.8% and 60.9% of net revenue respectively. The decrease in general and administrative expenses in aggregate dollars for the quarter and six month ended December 31, 2001 as compared to the quarter and six month ended December 31, 2000 is principally the result of reduced headcount for administrative personnel. The decrease in general and administrative expenses as a percentage of total net sales for the quarter ended December 31, 2001 compared to the quarter ended December 31, 2000 is principally attributable to the decline in expenses and an increase in net revenue. The decrease in general and administrative expenses as a percentage of net revenue for the six month period ended December 31, 2001 compared to the same period in 2000 is attributable to a reduction in expenses that was greater than the reduction in net revenue.

OTHER INCOME, NET

     For the quarter ended December 31, 2001 other income net decreased to $67,000 from $136,000 in the corresponding quarter in 2000. For the six-month period ended December 31, 2001, other income, net decreased to $125,000 from $325,000 in the corresponding period last year. The decrease for the quarter and six month periods ended December 31, 2001 resulted principally from lower level interest rates combined with lower cash and investment balances due to funding of the operating losses incurred.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of $8.8 million December 31, 2001 compared to $5.8 million at June 30, 2001, an increase of $3.0 million. Working capital was $8.4 million at December 31, 2001 compared to $5.2 million at June 30, 2001, an increase of $3.2 million. The increase in cash and equivalents is primarily a result of the gross receipt of $7 million of equity financing received on August 8 2001 and on November 14 2001 (as discussed below) less cashed used in operations during the quarter and six month period ended December 31, 2001. The increase in trade accounts receivable is attributable primarily to higher revenue primarily relating to the OEM agreement with Toshiba

The Company used $3.8 million in cash balances to fund operating activities during the six months ended December 31, 2001. The cash used in operating activities was principally the result of the operating loss incurred, an increase in accounts receivable due to higher revenue in the quarter ended December 31, 2001 offset by a decrease in inventory related to the discontinuation of sales of add-on Dialogic hardware. Cash provided by investing activities was $6.9 million and resulted primarily from the financing discussed below.

     On August 8, 2001, the Company entered into a definitive agreement for a $7 million private placement financing to issue an aggregate of 2,800,000 shares of its Series B Convertible Preferred Stock ("Series B Preferred"). $3.9 million of the financing, or 1,560,000 shares of Series B Preferred was received on August 8, 2001. The remaining $3.1 million or 1,240,000 shares of Series B Preferred received shareholder approval at the Annual Meeting of Shareholders held on November 8, 2001 and the net proceeds were received on November 14, 2001. Under the terms of the agreement, the Company issued 1,560,000 shares and 1,240,000 shares of Series B Preferred at a per share price of $2.50 on August 8, 2001 and November 14, 2001 respectively. At the election at any time of the holder thereof, each share of Series B Preferred can initially be converted into one share of the Company's common stock, subject to adjustment in certain events. Under certain circumstances, the Company has the right to effect the automatic conversion of the Series B Preferred to common stock in the event the closing per share bid price of the common stock exceeds $5.00 per share for 30 consecutive trading days. The holders of the Series B Preferred, as a class, are entitled to elect up to two directors of the Company and have a preference in liquidation over the common shareholders. The shares of Series B Preferred are entitled to receive dividends only when and if declared by the Board of Directors of the Company.

     In addition, pursuant to agreement for the financing, the Company issued to the holders of the Series B Preferred, warrants to purchase up to 1,560,000 and 1,240,000 shares of the Company's common stock on August 8, 2001 and November 14, 2001, respectively. The warrants expire on September 30, 2006 and are exercisable at a per share price of $3.75. The warrants have a call provision that provides that if the closing per share bid price of the common stock exceeds $7.50 per share for 30 consecutive trading days and certain other conditions are met, the Company has the right to require the warrant holders to exercise their warrants for common stock. Both the per share exercise price and the number of shares issuable upon exercise of the warrants are subject to adjustment in certain events.

     The fair market value of the warrants issued on August 8, 2001, as calculated using a Black Sholes pricing model, was estimated at $3.7 million and was recorded as a credit to additional paid-in capital. The value of the beneficial conversion feature embedded in the outstanding shares of Series B Preferred was estimated to be$2.4 million and was recorded as an immediate non-cash dividend to the Series B Preferred stockholders with a corresponding credit to additional paid-in-capital. This dividend, which represents a purchase discount to the Series B Preferred stockholders for shares that may be converted into common shares, was included in the loss available to common stockholders and in the loss per share in the quarter ended September 30, 2001. The excess of the aggregate fair value of the beneficial conversion feature over the proceeds received amounted to $1.0 million was not reflected in the results of operations or financial position of the Company at September 30, 2001.

     The fair market value of the warrants issued on November 14, 2001, as calculated using a Black Sholes pricing model, was estimated at $1.2 million and was recorded as a credit to additional paid-in capital. The value of the beneficial conversion feature embedded in the outstanding shares of Series B

Preferred was estimated to be $.4 million and was recorded as an immediate non-cash dividend to the Series B Preferred Stockholders with a corresponding a credit to additional paid-in-capital. The dividend, which represents a purchase discount to the preferred shareholders for shares that may be converted into common shares, was included in the loss available to common stockholders and in the loss per share in the quarter ended December 31, 2001.

     The Company anticipates that existing cash balances will be adequate to fund the Company's expected cash requirements for the next twelve months, however, industry or general economic conditions could necessitate that the Company seek additional debt or equity capital. In addition the Company may also from time to time seek debt or equity financing for various business reasons. In the event the Company seeks and successfully received additional equity capital such additional financing may result in significant shareholder dilution. There can be no assurance that any such additional financing will be available when needed or on acceptable terms to allow the Company to successfully achieve its operating plan or fund future investments in its TeleVantage product line.

FUTURE RESULTS

     The Company intends to continue investing in the sales, marketing and development of its software-based phone system, TeleVantage. The Company expects operating expenditures for the remainder of fiscal year 2002 will be comparable to the level of expenses incurred for the six month period ended December 31, 2001.

     The Company believes that future TeleVantage revenues will increase and together with the reduction in operating expenses previously implemented, future operating losses will be reduced. However, the rate at which these revenues may increase and future operating losses may decrease will be highly dependent on the overall telecommunications industry, the capital spending environment, the rate of market acceptance of TeleVantage 4.0 and the success of the Company's strategic relationships with Toshiba and Intel. The Company also anticipates gross margin percentages to increase as its TeleVantage software revenues grow.

     Specifically, through an OEM development arrangement with Artisoft, Toshiba is marketing TeleVantage 4.0 under the Strata CS brand, which is being distributed and supported through Toshiba's established dealer channel. Under the terms of the agreement, Toshiba will purchase licenses of TeleVantage for customized versions of the software product to be integrated with its digital handsets and communications server product offerings. Any significant delay, cancellation, or termination of this arrangement with Toshiba will have a material adverse effect on the Company's future results of operations. However, any such events will be mitigated due to minimum revenue guarantees over the life of the Company's OEM agreement with Toshiba, which expires in December 2002.

     In May 2001, Artisoft announced the first release of TeleVantage CTM Suite, which delivers on the Company's joint engineering relationship with Intel. TeleVantage CTM Suite is being pre-loaded on certain configurations of the Intel Converged Communications Platform, an open, standards-based, application-ready platform that supports a broad range of compatible telephony and business applications, peripherals, and services from multiple vendors on a single system. The Company delivered a final version of this product to Intel in May 2001 and has completed its development obligations under this agreement. Although TeleVantage CTM Suite began shipping in August 2001, due to changes in Intel release schedules, the Company expects that significant revenues from the CTM Suite will occur in calendar year 2002. Any significant further delay or cancellation or termination of this arrangement with Intel will have a material adverse effect on the Company's future results of operations.

FACTORS AFFECTING OPERATING RESULTS, BUSINESS PROSPECTS AND MARKET PRICE
OF STOCK

     We caution you that the following important factors, among others, in the future could cause our actual results to differ materially from those expressed in forward-looking statements made by or on behalf of us in filings with the Securities and Exchange Commission, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q, and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below are important in determining future results. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make in our reports filed with the Securities and Exchange Commission.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR FUTURE LOSSES.

     We had operating losses for the quarter ended December 31, 2001 and in each of the last six years, and negative cash flow from operating activities in five out of the last six fiscal years including the quarter and six months ended December 31, 2001. The Company intends to continue investing in the sales, marketing and development of its software-based phone system, TeleVantage. The Company expects operating expenditures for the remainder of fiscal year 2002 to be lower than operating expenses incurred in the corresponding periods in fiscal year 2001 due to headcount reductions implemented in April 2001 and September 2001. In particular, the Company anticipates reduced research and product development expenses primarily as the result of headcount reductions implemented in September 2001 following completion of the Company's joint development project with Intel and Toshiba.

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

OUR OPERATING RESULTS VARY, MAKING FUTURE OPERATING RESULTS DIFFICULT TO
PREDICT.

     Our operating results have in the past fluctuated, and may in the future fluctuate, from quarter to quarter, as a result of a number of factors including, but not limited to:

* the extent and timing of sales and operating expense increases and decreases;

*    changes in pricing policies or price reductions by us or our competitors;

*    variations in our sales channels or the mix of product sales;

* the timing of new product announcements and introductions by us or our competitors;

*    the availability and cost of supplies;

*    the financial stability of major customers;

*    market acceptance of new products and product enhancements;

* our ability to develop, introduce and market new products, applications and product enhancements;

*    our ability to control costs;

*    possible delays in the shipment of new products;

*    our success in expanding our sales and marketing programs;

* deferrals of customer orders in anticipation of new products, product enhancements or operating systems;

*    changes in our strategy;

*    personnel changes; and

*    general economic factors.

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

     The Company delivered a final version of TeleVantage CTM Suite to Intel in May 2001 and has completed its development obligations under our agreement with them. Although TeleVantage CTM Suite began shipping in August 2001, the Company expects that significant revenues from the CTM Suite will occur in calendar year 2002. In addition, the Company's pricing of TeleVantage CTM Suite varies based on configuration. There can be no guarantee that sales of Intel's Converged Communication Platform will ship in sufficient volume or produce revenues that meet the Company's expectations. Any significant delay or, cancellation or termination of this arrangement with Intel will have a material adverse affect on the Company's future results of operations.

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

     In the past, we have funded our continuing operations and working capital requirements primarily through cash from operations and the sale of our securities. In order to obtain the funds to continue our operations and meet our working capital requirements, we may require additional equity financing or debt financing. On August 8, 2001, we entered into a definitive agreement for a $7 million private placement financing to be conducted in two closings. $3.9 million of the financing closed on August 8, 2001 and the remaining $3.1 million closed on November 14, 2001. We may also from time to time seek additional equity financing or debt financing in order to fund other business initiatives, including the acquisition of other businesses. Additional financing may place significant limits on our financial and operating flexibility, and any future financing could result in substantial dilution to our stockholders. There can be no assurance that any such additional equity financing or debt financing will be available to us when needed or on terms acceptable to us. If we are not able to successfully obtain additional equity financing or debt financing, if needed, the business, financial condition and results of operations of Artisoft will be materially and adversely affected.

OUR MARKET IS HIGHLY COMPETITIVE, AND WE MAY NOT HAVE THE RESOURCES TO COMPETE ADEQUATELY.

     The computer telephony industry is highly competitive and is characterized by rapidly evolving industry standards. We believe that the principal competitive factors affecting the markets we serve include:

*    vendor and product reputation;

*    product architecture, functionality and features;

*    scalability, ease of use and performance;

*    quality of product and support;

*    price;

*    brand name recognition; and

*    effectiveness of sales and marketing efforts.

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

SOFTWARE ERRORS MAY SERIOUSLY HARM OUR BUSINESS AND DAMAGE OUR REPUTATION, CAUSING LOSS OF CUSTOMERS AND REVENUES.

     Software products as complex as TeleVantage may contain undetected errors. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in TeleVantage or any new products after commencement of commercial shipments, resulting in loss of or delay in market acceptance or the recall of such products. We provide customer support for most of our products. We may in the future offer new products. If these products are flawed, or are more difficult to use than TeleVantage, customer support costs could rise and customer satisfaction levels could fall.

WE RELY ON THIRD-PARTY TECHNOLOGY AND HARDWARE PRODUCTS; IF THIS TECHNOLOGY IS NOT AVAILABLE OR CONTAINS UNDETECTED ERRORS, OUR BUSINESS MAY SUFFER.

     Our computer telephony software requires the availability of certain hardware. Specifically, the TeleVantage software-based phone system operates on voice processing boards manufactured by Intel. To the extent that these boards become unavailable or in short supply we could experience delays in shipping software-based phone systems to our customers, which may have a material adverse affect on our future operating results. In addition, we are dependent on the reliability of this hardware and to the extent the hardware has defects it will affect the performance of our own software-based phone system. If the hardware becomes unreliable or does not perform in a manner that is acceptable to our customers, sales of TeleVantage could fall. Such delays or quality problems if encountered could also cause damage to our reputation.

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

     Our TeleVantage CTM Suite software operates on voice processing hardware, computer hardware, CT Media software, and SoftSwitch Framework software manufactured by Intel. To the extent that these technologies become unavailable or in short supply we could experience delays in shipping TeleVantage CTM Suite to our customers, which may have a material adverse affect on our future operating results. In addition, we are dependent on the reliability of these technologies and to the extent they have defects it will affect the performance of our own software. If the Intel technologies become unreliable or do not perform in a manner that is acceptable to our customers, sales of TeleVantage CTM Suite could fall. Such delays or quality problems if encountered could also cause damage to our reputation. Additionally, there can be no assurances that, in the event of a price increase by Intel, we will be able to sell and market our software-based phone system.

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

ITEM 3. -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                           PART II. OTHER INFORMATION

ITEM 1. -- LEGAL PROCEEDINGS

     Artisoft is not currently subject to any material legal proceedings. From time to time, Artisoft is subject to various legal proceedings incidental to the conduct of its business.

ITEM 2. -- CHANGES IN SECURITIES AND USE OF PROCEEDS

     On November 14, 2001, the Company issued to entities affiliated with Special Situations Funds and entities affiliated with Gruber & McBaine Capital Management, LLC an aggregate of 1,240,000 shares of Series B Convertible Preferred Stock and warrants to purchase an aggregate of 1,240,000 shares of Common Stock at a per share exercise price of $3.75. The aggregate offering price for the sale of these securities was $3,100,000. No underwriters were involved in the foregoing sale of securities. Such sale was made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Section 4(2) thereof, relative to sales by an issuer not involving any public offering, and the rules and regulations thereunder.

     The Company issued the above-referenced securities pursuant to a Purchase Agreement which it entered into on August 8, 2001 with entities affiliated with Special Situations Funds and entities affiliated with Gruber & McBaine Capital Management, LLC. Under the Purchase Agreement, the Company agreed to issue to such investors, in two separate closings, an aggregate of up to 2,800,000 shares of Series B Convertible Preferred Stock at a per share purchase price of $2.50 and warrants to purchase an aggregate of up to 2,800,000 shares of Common Stock at a per share exercise price of $3.75. On August 8, 2001, at the first closing under the Purchase Agreement, the Company issued and sold an aggregate of 1,560,000 shares of Series B Convertible Preferred Stock and warrants to purchase up to 1,560,0000 shares of Common Stock to entities affiliated with Special Situations Funds. On November 14, 2001, at the second closing under the Purchase Agreement, the Company issued and sold an aggregate of 1,240,000 shares of Series B Convertible Preferred Stock and warrants to purchase up to 1,240,000 shares of Common Stock to entities affiliated with Special Situations Funds and entities affiliated with Gruber & McBaine Capital Management, LLC. The Certificate of Designation setting forth the rights, preferences and powers of the Series B Convertible Preferred Stock was filed by the Company with the Secretary of State of the State of Delaware and became effective on dated August 8, 2001.

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

ITEM 3. -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 8, 2001, the Company held its 2001 Annual Meeting of Stockholders. At the meeting, the votes cast for each matter presented to the Company's stockholders were as follows:

1. Election of two directors to serve for the ensuing three years.

                                           For                     Withheld
                                           ---                     --------
     (i)   Michael P. Downey            14,118,309                 681,067

     (ii)  Francis E. Girard.           14,295,463                 503,913

2. Authorization of the issuance and sale pursuant to a Purchase Agreement dated August 8, 2001 of (i) an aggregate of up to 1,240,000 shares of the Company's Series B Preferred Stock, $1.00 par value per share (the "Series B Preferred"), at a per share price of $2.50 which shares will initially be convertible into shares of the Company's Common Stock. $0.01 par value per share (the "Common Stock"), at a rate of one share of Common Stock for each share of Series B Preferred and (ii) warrants to purchase an aggregate of up to 1,240,000 of Common Stock at an initial per share exercise price of 3.75.

     For               Against            Abstain            Broker Non-Votes
     ---               -------            -------            ----------------
  4,559,112            809,221             47,740               9,383,303

3. Ratification of the selection of KPMG LLP as the Company's independent accountants for the current fiscal year.

     For               Against            Abstain            Broker Non-Votes
     ---               -------            -------            ----------------
 14,729,136             39,543             30,697                       0

ITEM 4. -- EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

     The Exhibits filed as part of this Quarterly Report on Form 10-Q are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference. Documents listed on such Exhibit Index, except for documents identified by footnotes, are being filed as exhibits herewith. Documents identified by footnotes are not being filed herewith and, pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, reference is made to such documents as previously filed as exhibits filed with the Securities and Exchange Commission. Artisoft's file number under the Securities Exchange Act of 1934 is 000-19462.

     b.   Reports on Form 8-K

     On November 15, 2001, Artisoft filed a Current Report on Form 8-K dated November 14, 2001 for the purpose of filing under Item 5 (Other Events) with the Securities and Exchange Commission as an exhibit thereto Artisoft's press release dated November 15, 2001 announcing that on November 14, 2001, Artisoft completed the second phase of the $7 million preferred stock and warrant financing announced by Artisoft on August 8, 2001.

     On January 24, 2002, Artisoft filed a Current Report on Form 8-K dated January 24, 2002 for the purpose of filing under Item 5 (Other Events) with the Securities and Exchange Commission as an exhibit thereto Artisoft's press release dated January 24, 2002, announcing certain financial results for the second quarter of the fiscal year 2002, ended December 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       ARTISOFT, INC.


Date:  February 14, 2002               By /s/ Steven G. Manson
                                          --------------------------------------
                                          Steven G. Manson
                                          President and Chief Executive Officer


                                       By /s/ Michael J. O'Donnell
                                          --------------------------------------
                                          Michael J. O'Donnell
                                          Chief Financial Officer