Form 10-Q
period 2002-03-31
ARTISOFT INC
filed 2002-05-15
CIK 877931

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                   ----------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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


                               5 CAMBRIDGE CENTER,
                         CAMBRIDGE, MASSACHUSETTS 02142
               (Address of Principal Executive Offices) (Zip Code)


       Registrant's telephone number, including area code: (617) 354-0600


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                 Yes [X] No [ ]

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.


    TITLE OF CLASS OF COMMON STOCK         SHARES OUTSTANDING AS OF MAY 15, 2002
    ------------------------------         -------------------------------------
Common Stock, $.01 par value per share                  15,782,420

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

                                 ARTISOFT, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX


PART I - FINANCIAL INFORMATION.................................................3

   Item 1. - Financial Statement...............................................3

             Condensed Consolidated Balance Sheets
               as of March 31, 2002 (Unaudited) and June 30, 2001..............3

             Unaudited Condensed Statement of Operations
               Three and Nine Months Ended March 31, 2002 and 2001.............4

             Unaudited Condensed Consolidated Statement of Cash
               Nine Months Ended March 31, 2002 and 2001.......................5

             Notes To Unaudited Condensed Consolidated
               Financial Statements............................................6

   Item 2. - Management's Discussion And Analysis Of Financial
               Condition And Results Of Operations.............................9

   Item 3. - Quantitative And Qualitative Disclosures About Market Risk.......18

PART II - OTHER INFORMATION...................................................18

   Item 6. - Exhibits and Reports on Form 8-K.................................18

SIGNATURES....................................................................19

                         PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                         ARTISOFT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                March 31, 2002    June 30, 2001
                                                                --------------    -------------
                                                                 (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                                       $   7,828         $   5,801
  Receivables:
    Trade accounts, net of allowances for returns and bad
      debts of $171 and $249 at March 2002 and June 2001,
      respectively                                                      597               972
    Other receivables                                                     6                27
  Inventories                                                            25               674
  Prepaid expenses                                                      264               500
                                                                  ---------         ---------
               Total current assets                                   8,720             7,974
                                                                  ---------         ---------

Property and equipment                                                3,425             3,331
  Less accumulated depreciation and amortization                     (2,511)           (1,943)
                                                                  ---------         ---------
               Net property and equipment                               914             1,388

Other assets                                                            270               187
                                                                  ---------         ---------
                                                                  $   9,904         $   9,549
                                                                  =========         =========
LIABILITIES AND SHAREHOLDERS EQUITY
Current liabilities:

  Accounts payable                                                $     357         $     682
  Accrued liabilities                                                 1,601             1,424
  Deferred revenue                                                      251               168
  Reserve for stock rotation                                            905               484
                                                                  ---------         ---------
               Total current liabilities                              3,114             2,758
                                                                  ---------         ---------
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $1.00 par value. Authorized 11,433,600
    shares; issued 2,800,000 shares of Series B Convertible
    Preferred Stock at March 31, 2002 and none at
    June 30, 2001 (liquidation preference, $7.0 million)              2,800                --
  Common stock, $.01 par value.  Authorized 50,000,000
    shares; issued 29,102,920 shares at March 31, 2002
    and 29,051,168 at June 30, 2001                                     291               291
  Additional paid-in capital                                        106,377           102,318
  Accumulated deficit                                               (32,894)          (26,034)
  Less treasury stock, at cost, 13,320,500 shares at
    March 31, 2002 and June 30, 2001                                (69,784)          (69,784)
                                                                  ---------         ---------
               Net Shareholders' equity                               6,790             6,791
                                                                  ---------         ---------
                                                                  $   9,904         $   9,549
                                                                  =========         =========

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                         AIRSOFT, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     Three Months Ended       Nine Months Ended
                                                          March 31,               March 31,
                                                    --------------------    --------------------
                                                      2002        2001        2002        2001
                                                    --------    --------    --------    --------
Net revenue:
  Product                                           $    461    $  1,180    $  4,358    $  4,125
  Services                                                --         509          20       1,807
                                                    --------    --------    --------    --------
      Total net revenue                                  461       1,689       4,378       5,932

Cost of sales:
  Product                                                115         331         787       1,303
  Services                                                --         464          12       1,355
                                                    --------    --------    --------    --------
      Total cost of sales                                115         795         799       2,658

Gross profit:
  Product                                                346         849       3,571       2,822
  Services                                                --          45           8         452
                                                    --------    --------    --------    --------
      Total gross profit                                 346         894       3,579       3,274

Operating expenses:
  Sales and marketing                                  1,398       2,140       4,410       7,297
  Product development                                    763       1,016       2,731       2,800
  General and Administrative                           1,077       1,255       3,457       3,840
                                                    --------    --------    --------    --------
               Total operating expenses                3,238       4,411      10,598      13,937
                                                    --------    --------    --------    --------

Loss from operations                                  (2,892)     (3,517)     (7,019)    (10,663)

Other income, net                                         34         129         159         454
                                                    --------    --------    --------    --------

            Net loss                                  (2,858)     (3,388)     (6,860)    (10,209)
                                                    --------    --------    --------    --------

Dividend to Series B preferred Stock                                  --      (2,766)         --

Loss applicable to common stock                     $ (2,858)   $ (3,388)   $ (9,626)   $(10,209)
                                                    ========    ========    ========    ========

Net loss applicable to common stock---
  Basic and Diluted                                 $  (0.18)   $  (0.22)   $  (0.61)   $  (0.66)
                                                    ========    ========    ========    ========

Weighted average common shares outstanding---
  Basic and Diluted                                   15,782      15,724      15,731      15,488
                                                    ========    ========    ========    ========

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                         AIRSOFT, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                          Nine Months Ended
                                                                              March 31,
                                                                       -----------------------
                                                                         2002           2001
                                                                       --------       --------
Cash flows from operating activities:
Net loss                                                               $ (6,860)      $(10,209)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                                           590            594
    Non-Cash changes in accounts receivable, rotation
      and inventory allowances:
        Additions                                                           974             85
        Reductions                                                         (103)          (135)
      Changes in assets and liabilities:
        Receivables
          Trade accounts                                                    418            792
          Other receivables                                                  21            119
        Inventories                                                         522            (25)
        Prepaid expenses                                                    236           (161)
        Accounts payable                                                   (325)          (432)
        Accrued liabilities                                                 177             53
        Deferred revenue                                                     83            137
        Reserve for stock rotation                                         (366)
        Net assets from discontinued operations                              --          1,864
        Other assets                                                       (105)           (15)
                                                                       --------       --------

              Net cash used in operating activities                      (4,738)        (7,333)
                                                                       --------       --------
Cash flows from investing activities:
  Proceeds from sale of investment securities                                --         10,287
  Purchases of property and equipment                                       (94)          (939)
                                                                       --------       --------

              Net cash (used in) provided by investing activities           (94)         9,348
                                                                       --------       --------
Cash flows from financing activities:
  Proceeds from issuance of preferred stock (net of expenses)             6,773             --
  Proceeds from issuance of common stock                                     86            943
                                                                       --------       --------

              Net cash provided by financing activities                   6,859            943
                                                                       --------       --------

Net increase in cash and cash equivalents                                 2,027          2,958
Cash and cash equivalents at beginning of period                          5,801          5,120
                                                                       --------       --------
Cash and cash equivalents at end of period                             $  7,828       $  8,078
                                                                       ========       ========

SUPPLEMENTAL CASH FLOW INFORMATION
  Non cash dividend to Series B Preferred Stock                        $  2,766       $     --
                                                                       ========       ========

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

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

     The Company's principal executive offices are located at 5 Cambridge Center, Cambridge, and Massachusetts 02142. The telephone number at that address is (617) 354-0600. The Company was incorporated in November 1982 and reincorporated by merger in Delaware in July 1991.

     The condensed consolidated financial statements include the accounts of Artisoft, Inc., and its three wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the accompanying financial statements include all adjustments (of a normal recurring nature), which are necessary for a fair presentation of the financial results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001, on file with the SEC. The results of operations for the three- and nine-months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year or any other future periods.

(2) RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards ("SFAS") No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS ("SFAS 143)" which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. SFAS 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset and to depreciate that cost over the remaining useful life of the asset. The liability is changed at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently examining the effect of this pronouncement on the results of operations and financial position of the Company, but currently believes the effect will not be material.

     In August 2001, FASB issued SFAS 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS 144 retains many of the fundamental provisions of that Statement. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principle Board Opinion 30, REPORTING THE RESULTS OF OPERATIONS--REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS ("APB 30"), for the disposal of a segment of a business. However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company is currently examining the effect of this pronouncement on the results of operations and financial position of the Company, but currently believes the effect will not be material.

(3) REVENUE RECOGNITION

     The Company follows the provisions of the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, SOFTWARE REVENUE RECOGNITION as amended by SOP 98-9, Modification of SOP 97-2 SOFTWARE REVENUE RECOGNITION, with Respect to Certain Transactions. Generally, the Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. The Company reduces revenue for estimated customer returns, rotations and sales rebates. Revenue from software license agreements that have significant customizations and modifications of the software product is deferred and recognized in a manner that approximates the percentage of completion method. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue.

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

     PRODUCTS-SOFTWARE, NOT-FOR-RESALE KITS (NFR'S) AND HARDWARE. Revenue from delivered elements of one-time charge licensed software is recognized at the inception of the license term, provided the Company has vendor-specific objective evidence of the fair value of each undelivered element. Revenue is deferred for the future value of any undelivered elements. Revenue is also deferred for the entire arrangement if vendor-specific objective evidence does not exist for each undelivered contract element. Examples of undelivered elements in which the timing of delivery is uncertain include contractual elements that give customers rights to any future upgrades at no additional charge or future maintenance that is provided within the overall price. The revenue that is deferred for any contract element is recognized when all of the revenue recognition criteria have been met for that element. Revenue for annual software subscriptions is recognized ratably over the length of the software subscription as product revenue.

     In December 1999, the Company executed a strategic alliance agreement with Intel Corporation ("Intel"). Under the terms of the agreement, the Company was required to provide Intel with a software-based phone switch, voice mail and auto attendant applications that are compatible with Intel's softswitch framework and CT Media platform. In May 2001, Artisoft announced the release of these applications, called TeleVantage CTM Suite. TeleVantage CTM Suite is being loaded on certain configurations of the Intel Converged Communications Platform, an open standards-based application ready platform that will support a broad range of compatible telephone and business applications, peripherals, and services from multiple vendors on a single system. The Company delivered this product to Intel in May 2001, and Intel began shipping the applications in August 2001. The Company completed the recognition of revenue associated with this fixed price arrangement in the quarter ended September 30, 2001.

     In January 2000, the Company executed a strategic alliance agreement with Toshiba America Information Systems ("TOSHIBA") intended to allow the Company and TOSHIBA to deliver an integrated communications server and software-PBX solution for small and midsize businesses. TeleVantage 4.0 represents the results of a 1-1/2 year joint-engineering project with TOSHIBA to integrate TeleVantage with TOSHIBA digital handsets. Through an Original Equipment Manufacturer "OEM" arrangement with Artisoft, TOSHIBA is marketing TeleVantage
4.0 under the Strata CS brand, which is being distributed and supported through Toshiba's established dealer channel. Under the terms of the agreement, TOSHIBA will purchase licenses of TeleVantage for customized versions of the software product to be integrated with its digital handsets and communications server product offerings. The costs associated with this customization have been incurred and reported as an element of cost of sales as part of this development agreement. At the end of September 2001 and upon completion of the development portion of this arrangement, we began to account for product shipped to TOSHIBA as product sales. The OEM agreement with Toshiba allows for the rotation of inventory it holds for updated versions of the products. At March 31, 2002, the Company recorded a stock rotation reserve of $.8 million as a reduction to revenue. The stock rotation reserve was recorded based on the anticipated amount of TeleVantage 4.0 inventory that Toshiba will rotate with the expected release of TeleVantage 5.0, later in calendar year 2002.

     For future Toshiba product sales, the Company will defer revenue until the product is resold by Toshiba to its customers (sell-through) because the arrangement with Toshiba includes stock rotation rights the potential impact of which the Company believes it can no longer estimate.

(4) COMPUTATION OF NET LOSS PER SHARE

     Net loss per share-basic and diluted are based upon the weighted average number of common shares outstanding. Common equivalent shares, consisting of outstanding stock options, convertible preferred shares and warrants to purchase common stock are included in the diluted per share calculations where the effect of their inclusion would be dilutive.

     A reconciliation of basic and diluted weighted average common shares is as follows: (in thousands)

                                                 Three Months ended     Nine Months ended
                                                      March 31,             March 31,
                                                   ---------------       ---------------
                                                    2002     2001         2002     2001
                                                   ------   ------       ------   ------
Weighted average shares-basic                      15,782   15,724       15,731   15,488

Net effect of dilutive potential common
shares outstanding based on Treasury
stock method using average market price                --       --           --       --
                                                   ------   ------       ------   ------

Weighted average common shares diluted             15,782   15,724       15,731   14,488
                                                   ======   ======       ======   ======
Antidilutive potential common shares
excluded from net loss per share                    5,710      149        4,257      381
                                                   ======   ======       ======   ======

(5) SERIES B CONVERTIBLE PREFERRED STOCK

     On August 8, 2001, the Company entered into an agreement for a $7 million private placement financing to issue an aggregate of 2,800,000 shares of its Series B Convertible Preferred Stock ("Series B Preferred"). $3.9 million of the financing was received on August 8, 2001 upon the issuance of 1,560,060 shares of Series B Preferred. The remaining $3.1 million was received on November 14, 2001 upon the issuance of the remaining 1,240,000 share of Series B Preferred. Under the terms of the agreement, each share of Series B Preferred was issued at a price of $2.50. At the election at any time of the holder thereof, each share of Series B Preferred can be converted into one share of the Company's common stock, subject to adjustment in certain events. Under certain circumstances, the Company has the right to effect the automatic conversion of the Series B Preferred to common stock in the event the closing per share bid price of the common stock exceeds $5.00 per share for 30 consecutive trading days. The holders of the Series B Preferred, as a class, are entitled to elect up to two directors of the Company and have a preference in liquidation over the common shareholders. The shares of Series B Preferred are entitled to receive dividends only when and if declared by the Board of Directors of the Company.

     In addition, pursuant to the agreement for the financing, the Company issued to the holders of the Series B Preferred, warrants to purchase up to 1,560,000 and 1,240,000 shares of the Company's common stock on August 8, 2001 and November 14, 2001, respectively. The warrants expire on September 30, 2006 and are exercisable at a per share price of $3.75. The warrants have a call provision that provides that if the closing per share bid price of the common stock exceeds $7.50 per share for 30 consecutive trading days and certain other conditions are met, the Company has the right to require the warrant holders to exercise their warrants for common stock. Both the per share exercise price and the number of shares issuable upon exercise of the warrants are subject to adjustment in certain events.

     The fair market value of the warrants issued on August 8, 2001, as calculated using a Black Sholes pricing model, was estimated at $3.7 million and was recorded as a credit to additional paid-in capital. The value of the beneficial conversion feature embedded in the outstanding shares of Series B Preferred issued on August 8, 2001 was estimated to be $2.4 million and was recorded as an immediate non-cash dividend to the Series B Preferred stockholders with a corresponding credit to additional paid-in-capital. This dividend, which represents a purchase discount to the Series B Preferred stockholders for shares that may be converted into common shares, was included in the computation of the loss available to common stockholders and in the loss per share in the quarter ended September 30, 2001. The excess of the aggregate fair value of the beneficial conversion feature over the proceeds received amounted to $1 million and it was not reflected in the results of operations or financial position of the Company at September 30, 2001.

     The fair market value of the warrants issued on November 14, 2001, as calculated using a Black Sholes pricing model, was estimated at $1.2 million and was recorded as a credit to additional paid-in capital. The value of the beneficial conversion feature embedded in the outstanding shares of Series B Preferred issued on November 14, 2001 was estimated to be $.4 million and was recorded as an immediate non-cash dividend to the Series B Preferred Stockholders with a corresponding a credit to additional paid-in-capital. The dividend, which represents a purchase discount to the preferred shareholders for shares that may be converted into common shares, was included in the computation of the loss available to common stockholders and in the loss per share in the quarter ended December 31, 2001 and the nine months ended March 31, 2002.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion together with the condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This Item contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 that involve risks and uncertainties. Actual results may differ materially from those included in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth under "Factors Affecting Operating Results, Business Prospects and Market Price of Stock" commencing on page 13, as well as those otherwise discussed in this section and elsewhere in this Quarterly Report on Form 10-Q. See "Forward-Looking Statements".

CRITICAL ACCOUNTING POLICIES

     Artisoft's financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies are those policies that are reflective of significant judgments and uncertainties and potentially result in materially different results under different assumptions and conditions. Artisoft believes its most critical accounting policies are as follows:

     SOFTWARE REVENUE RECOGNITION. Artisoft accounts for the licensing of software in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition as amended by SOP 98-9. The application of SOP 97-2 and 98-9 requires judgment, including whether a software arrangement includes multiple elements, and if so whether vendor-specific objective evidence of fair value exists for those elements. The individual elements and related revenue could require different timing for recognizing revenue from each element. Revenue from software development contracts is deferred and recognized in a manner that approximates the percentage of completion. Judgment is required as to how much revenue to recognize based on estimates of future costs to complete and the total amount of revenue that can be billed. Changes to the value of the elements in a software arrangement or changes in the estimated cost to complete a development could materially impact the amount of earned and unearned revenue.

     RETURNS, ROTATIONS AND REBATES. The Company reduces revenue for estimated returns, rotations and sales rebates. To estimate reserves for returns, rotations and rebates, the Company regularly reviews history of actual returns, analyzes monthly inventory and sell-through information received from the channel partners and monitors unusual events and market conditions. Although we monitor our channel inventory, overstocking may occur if the demand for our products were to rapidly decline due to economic troubles, increased competition, under-performance of distributors or the introduction of new products by our competition or us. This could impact the predictability and timing of sales to end users and the management of returns and rotations to us of unsold product. The result could be material fluctuations in quarterly sales and operating results. For future Toshiba American Information Systems ("Toshiba") product sales, the Company will defer revenue until the product is resold by Toshiba to its customers because the arrangement with Toshiba includes stock rotation rights, the potential impact of which the Company believes it can no longer estimate. The Company believes that it can estimate returns, rotations and rebates and establish appropriate reserves for all other customers.

RESULTS OF OPERATIONS

NET REVENUES

     TOTAL. Total net revenue was $.5 million and $1.7 million for the quarters ended March 31, 2002 and 2001 respectively, a decrease of 72.7%. Total net revenue for the nine months ended March 31, 2002 and 2001 was $4.4 million and $5.9 million respectively, a decrease of 26.2%. For the quarter ended March 31, 2002 the Company recorded a stock rotation reserve of $.8 million as a reduction to revenue. The stock rotation reserve was recorded based on the anticipated amount of TeleVantage 4.0 inventory that Toshiba will rotate with the expected release of TeleVantage 5.0 later this calendar year. For future Toshiba product sales, the Company will defer revenue until the product is resold by Toshiba to its customers.

     PRODUCT. Net product revenue was $.5 million and $1.2 million for the quarters ended March 31, 2002 and 2001 respectively or a decrease of 60.9%. Net product revenue was $4.4 million and $4.1 million for the nine months ended March 31, 2002 and 2001 respectively, an increase of 5.6%. Net product revenue was reduced in the quarter ended March 31, 2002 by $.8 million for the product rotation reserve mentioned above. The impact of the inventory rotation reserve is partially offset by increased sales in the March 2002 quarter of the TeleVantage CTM Suite product that is bundled on Intel's Converged Communication Platform. Included in product revenue, net of the $.8 million product rotation reserve, for the nine-month period ended March 31, 2002, is $1.0 million relating to Toshiba. Revenue received from this customer in fiscal 2001 was reflected in service revenue. In addition, for the three and nine month periods ending March 31, 2001, there was $77,000 and $.4 million of net product revenue related primarily to discontinued sales of the Company's Visual Voice product line. There were no comparable amounts in the corresponding periods in 2002

     SERVICES. The Company recorded no service revenue for the quarter ended March 31, 2002 compared with revenue of $.5 million for the quarter ended March 31, 2001. The decline in service revenue was primarily a result of the Company completing the development phase of its OEM agreement with Toshiba America Information Systems ("Toshiba"). The Toshiba agreement shifted from a development services to a product contract at the end of September 30, 2001 and no additional services revenue is anticipated under that agreement. For the nine-month period ended March 31, 2002 the Company recorded $20,000 of service revenue from Intel and zero service revenue from Toshiba. For the corresponding period in fiscal year 2001, total service revenue was $1.8 million including $1.1 million from Toshiba and $.7 million from Intel. The Company completed its development obligation under an agreement with Intel Corporation at the end of September 2001 and no additional services revenue is anticipated under that agreement.

     The Company distributes its products internationally. International product revenue was $.1 million for the quarters ended March 31, 2002 and 2001 respectively or 15.8% and 6.6% of total net revenue, respectively. For the nine-month periods ending March 31, 2002 and 2001 international product revenue was $.3 million and $.7 million, a decrease of 50.3%. For the nine month periods ended March 31, 2002 and 2001 international revenue was 7.4% and 11.0% of total net revenue respectively. The decline in international revenue can be expected to change as the company strengthens distribution in these geographic regions. The percentage of international product revenue to total product revenue for the three and nine month periods ended March 31, 2002 reflects the reduction in total revenue related to the $.8 million inventory rotation reserve.

GROSS PROFIT

     PRODUCT. Gross profit from net product revenue was $.3 million and $.8 million for the quarters ended March 31, 2002 and 2001 respectively or 75.1% and 71.9% of net product revenue, respectively. Gross profit for the nine months ended March 31, 2002 and 2001 was $3.6 million and $2.8 million respectively or 81.9% and 68.4% of net product revenue respectively. Gross profit aggregate dollars and percentage for the quarter and nine-month periods ended March 31, 2002 was reduced because of the reduction in revenue related to the $.8 inventory rotation reserve. Partially offsetting the impact of this reserve in the fiscal 2002 periods is an increase in the percentage of revenue from higher margin TeleVantage software products coupled with a decrease in the percentage of revenue derived from lower margin Not for Resale Kits (NFR'S) and Dialogic add-on hardware. Gross profit may fluctuate on a quarterly basis because of sales mix, pricing actions, stock rotations and changes in sales allowances.

     SERVICES. The Company had no service revenues for the quarter ended March 31, 2002. Gross profit from net service revenue for the quarter ended March 31, 2001 was $45,000 or 8.8%. The Company's gross profit from net services revenue was $8,000 and $.5 million for the nine-month periods ended March 31, 2002, and 2001, respectively or 40.0% and 25.1%, respectively. The level of gross profit dollars and percentage reflect the estimated percentage of completion for each project.


SALES AND MARKETING

     Sales and marketing expenses were $1.4 million and $2.1 million for the quarters ended March 31, 2002 and 2001, respectively, or 303.3% and 126.7% of total net revenue, respectively. Sales and marketing expenses were $4.4 million and $7.3 million for the nine months ended March 31, 2002 and 2001 respectively or 100.7 % and 123.0% of total net revenue, respectively. The increase in the ratio of sales and marketing expense to total net revenue for the quarter and nine month periods ended March 31, 2002 is due primarily to the reduction in revenue related to the $.8 inventory rotation reserve. The decrease in sales and marketing expenses in aggregate dollars for the quarter and nine month periods ended March 31, 2002 compared to the comparable periods in 2001 is due primarily to a restructuring in personnel costs as a result of workforce reductions implemented in April 2001 and September 2001 and a reduction in marketing programs and other expenses.

PRODUCT DEVELOPMENT

     Product development expenses were $.8 million and $ 1.0 million for the quarters ended March 31, 2002 and 2001, respectively or 165.5% and 60.2% of total net revenue, respectively. Product development expense were $2.7 million and $2.8 million for the nine months ended March 31, 2002 and 2001 respectively, or 62.3% and 47.2% of total net revenue, respectively. The increase in the ratio of product development expense to total net revenue for the quarter and nine month period ended March 31, 2002 is due primarily to the reduction in revenue related to the $.8 inventory rotation reserve. For the quarter ended March 31, 2001 approximately $.5 million of development expenses were classified to cost of sales. These costs were associated with the Intel and Toshiba development projects which were completed in the quarter ended September 30, 2001. The Company reduced its development personnel headcount in September 2001 to reflect the completion of the Intel and Toshiba developments. The Company believes that continued development and introduction of new versions of TeleVantage to the market in a timely manner is critical to its future success.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $1.1 million and $1.3 million for the quarters ended March 31, 2002 and 2001, respectively, or 233.6 % and 74.3%% of total net revenue respectively. General and administrative expenses were $3.5 million and $3.8 million for the nine months ended March 31, 2002 and 2001 respectively or 79.0% and 64.7% of total net revenue, respectively. The increase in the ratio of general and administrative expenses to total net revenue for the quarter and nine month periods ended March 31, 2002 is due primarily to the reduction in revenue related to the $.8 million inventory rotation reserve. The decrease in general and administrative expenses in aggregate dollars for the quarter and nine month periods ended March 31, 2002 compared to the comparable periods in 2001 is principally the result of reduced headcount for administrative personnel and other expense reductions.

OTHER INCOME, NET

     For the quarter ended March 31, 2002 other income, net decreased to $34,000 from $129,000 in the quarter ended March 31, 2001. For the nine-month period ended March 31, 2002, other income, net decreased to $159,000 from $454,000 in the nine-month period ended March 31, 2001. The decrease for the quarter and nine-month period resulted primarily from lower interest rates combined with lower cash and investment balances due to funding of the operating losses.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of $7.8 million at March 31, 2002 compared to $5.8 million at June 30, 2001, an increase of $2.0 million. Working capital was $5.6 million at March 31, 2002 compared to $5.2 million at June 30, 2001, an increase of $.4 million. Included in current liabilities at March 31, 2002 is $.9 million of inventory rotation reserves compared to $.5 million at March 31, 2001.The increase in cash and equivalents is primarily a result of the gross receipt of $7.0 million of equity financing received on August 8, 2001 and on November 14, 2001 less cash used in operations during the quarter and nine month period ended March 31, 2002.

The Company used cash of $4.7 million to fund operating activities during the nine months ended March 31, 2002. The cash used in operating activities was principally the result of $6.9 million in net loss offset by depreciation and amortization of $.6 million, a decrease in accounts receivable and inventory of $1.0 million and an increase in current liabilities of $.4 million. Cash provided by financing activities was $6.9 million and resulted primarily from the financing discussed below.

The Company leases office, product packaging, storage space and equipment under noncancelable operating lease agreements. The approximate minimum rental commitments under noncancelable operating lease that have remaining noncancelable terms in excess of one year at March 31, 2002 were as follows:

             Years ending                             Future Minimum
               June 30                                Lease Payments
               -------                                --------------
                2002                                        369
                2003                                      1,218
                2004                                      1,151
                2005                                      1,151
                2006                                        236
                                                          -----
               Total                                      4,125
                                                          =====

     On August 8, 2001, the Company entered into an agreement for a $7 million private placement financing to issue an aggregate of 2,800,000 shares of its Series B Convertible Preferred Stock ("Series B Preferred"). $3.9 million of the financing was received on August 8, 2001 upon the issuance of 1,560,060 shares of Series B Preferred. The remaining $3.1 million was received on November 14, 2001 upon the issuance of the remaining 1, 240,000 share of Series B Preferred. Under the terms of the agreement, each share of Series B Preferred was issued at a price of $2.50. At the election at any time of the holder thereof, each share of Series B Preferred can be converted into one share of the Company's common stock, subject to adjustment in certain events. Under certain circumstances, the Company has the right to effect the automatic conversion of the Series B Preferred to common stock in the event the closing per share bid price of the common stock exceeds $5.00 per share for 30 consecutive trading days. The holders of the Series B Preferred, as a class, are entitled to elect up to two directors of the Company and have a preference in liquidation over the common shareholders. The shares of Series B Preferred are entitled to receive dividends only when and if declared by the Board of Directors of the Company.

     In addition, pursuant to the agreement for the financing, the Company issued to the holders of the Series B Preferred, warrants to purchase up to 1,560,000 and 1,240,000 shares of the Company's common stock on August 8, 2001 and November 14, 2001, respectively. The warrants expire on September 30, 2006 and are exercisable at a per share price of $3.75. The warrants have a call provision that provides that if the closing per share bid price of the common stock exceeds $7.50 per share for 30 consecutive trading days and certain other conditions are met, the Company has the right to require the warrant holders to exercise their warrants for common stock. Both the per share exercise price and the number of shares issuable upon exercise of the warrants are subject to adjustment in certain events.

     The fair market value of the warrants issued on August 8, 2001, as calculated using a Black Sholes pricing model, was estimated at $3.7 million and was recorded as a credit to additional paid-in capital. The value of the beneficial conversion feature embedded in the outstanding shares of Series B Preferred issued on August 8, 2001 was estimated to be $2.4 million and was recorded as an immediate non-cash dividend to the Series B Preferred stockholders with a corresponding credit to additional paid-in-capital. This dividend, which represents a purchase discount to the Series B Preferred stockholders for shares that may be converted into common shares, was included in the computation of the loss available to common stockholders and in the loss per share in the quarter ended September 30, 2001 and for the nine months ended March 31, 2002.. The excess of the aggregate fair value of the beneficial conversion feature over the proceeds received amounted to $1 million and it was not reflected in the results of operations or financial position of the Company at September 30, 2001.

     The fair market value of the warrants issued on November 14, 2001, as calculated using a Black Sholes pricing model, was estimated at $1.2 million and was recorded as a credit to additional paid-in capital. The value of the beneficial conversion feature embedded in the outstanding shares of Series B Preferred issued on November 14, 2001 was estimated to be $.4 million and was recorded as an immediate non-cash dividend to the Series B Preferred Stockholders with a corresponding a credit to additional paid-in-capital. The dividend, which represents a purchase discount to the preferred shareholders for shares that may be converted into common shares, was included in the computation of the loss available to common stockholders and in the loss per share in the quarter ended December 31, 2001 and for the nine months ended March 31, 2002.

     The Company anticipates, based on a growing pipeline and forecasts from strategic partners, that existing cash balances will be adequate to fund the Company's expected cash requirements for the next twelve months. However, a change in circumstances could necessitate that the Company seek additional debt or equity capital. In addition the Company may also from time to time seek debt or equity financing for various business reasons. In the event the Company seeks and successfully receives additional equity capital such additional financing may result in significant shareholder dilution. There can be no assurance that any such additional financing will be available when needed or on acceptable terms to allow the Company to successfully achieve its operating plan or fund future investments in its TeleVantage product line.

FUTURE RESULTS

     The Company intends to continue investing in the sales, marketing and development of its software-based phone system, TeleVantage. The Company expects operating expenditures for the remainder of fiscal year 2002 will be comparable to the level of expenses incurred for the nine-month period ended March 31, 2002.

     The Company believes that future TeleVantage revenues will increase and together with the restructuring in operating expenses previously implemented future operating losses will be reduced. However, the rate at which these revenues may increase and future operating losses may decrease will be highly dependent on the overall telecommunications industry, the capital spending environment, the rate of market acceptance of TeleVantage and the success of the Company's strategic relationships with Toshiba and Intel. The Company also anticipates gross margin percentages to increase as its TeleVantage software revenues grow.

     Specifically, through an OEM development arrangement with Artisoft, Toshiba is marketing TeleVantage 4.0 under the Strata CS brand, which is being distributed and supported through Toshiba's established dealer channel. Under the terms of the agreement, Toshiba will purchase licenses of TeleVantage for customized versions of the software product to be integrated with its digital handsets and communications server product offerings. Any significant delay, cancellation, or termination of this arrangement with Toshiba will have a material adverse effect on the Company's future results of operations. However, any such events will be mitigated to the extent the Company receives minimum revenue guarantees over the life of the Company's OEM agreement with Toshiba, which expires in December 2002.

     In May 2001, Artisoft announced the first release of TeleVantage CTM Suite, which delivers on the Company's joint engineering relationship with Intel. TeleVantage CTM Suite is being pre-loaded on certain configurations of the Intel Converged Communications Platform, an open, standards-based, application-ready platform that supports a broad range of compatible telephony and business applications, peripherals, and services from multiple vendors on a single system. The Company delivered a final version of this product to Intel in May 2001 and has completed its development obligations under this agreement. The Company expects that significant revenues from the CTM Suite will be realized in calendar year 2002. Cancellation or termination of this arrangement with Intel would have a material adverse effect on the Company's future results of operations.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR FUTURE LOSSES.

     We had operating losses for the quarter ended March 31, 2002 and in each of the last seven years, and negative cash flow from operating activities in three out of the last seven fiscal years including the quarter and nine months ended March 31, 2002. The Company intends to continue investing in the sales, marketing and development of its software-based phone system, TeleVantage. The Company expects operating expenditures for the remainder of fiscal year 2002 to be lower than operating expenses incurred in the corresponding periods in fiscal year 2001 due to headcount reductions implemented in April and September, 2001.

In particular, the Company anticipates reduced research and product development expenses primarily as the result of headcount reductions implemented in September 2001 following completion of the Company's joint development project with Intel and Toshiba. However, we still expect to incur significant future operating losses and negative cash flows. If our revenues do not increase significantly or the reduction in our expenses is not as significant as expected, we may never achieve profitability, on a sustained basis or at all, or generate positive cash flow in the future. In that case our business will fail.

OUR OPERATING RESULTS VARY, MAKING FUTURE OPERATING RESULTS DIFFICULT TO
PREDICT.

     Our operating results have in the past fluctuated, and may in the future fluctuate, from quarter to quarter, as a result of a number of factors including, but not limited to: [Are the following bullets in descending order of significance?]

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

     The Company delivered a final version of TeleVantage CTM Suite to Intel in May 2001 and has completed its development obligations under our agreement with them. Although TeleVantage CTM Suite began shipping in August 2001, the Company expects that significant revenues from the CTM Suite will be realized in calendar year 2002. In addition, the Company's pricing of TeleVantage CTM Suite varies based on configuration. There can be no guarantee that sales of Intel's Converged Communication Platform will ship in sufficient volume or produce revenues that meet the Company's expectations. Any significant delay or, cancellation or termination of this arrangement with Intel will have a material adverse affect on the Company's future results of operations.

IF WE ARE UNABLE TO COMPLY WITH THE CONTINUED LISTING REQUIREMENTS OF THE NASDAQ NATIONAL MARKET, OUR COMMON STOCK COULD BE DELISTED FROM THE NASDAQ NATIONAL MARKET.

     Our common stock trades on the Nasdaq National Market. In order to continue trading on the Nasdaq National Market, we must satisfy the continued listing requirements for that market. Last year, the Nasdaq National Market enacted changes to its continued listing requirements. The changes are effective for Artisoft on November 1, 2002. While we are presently in compliance with continued listing requirements currently applicable to us, we are not in compliance with the continued listing requirements which are effective in November 1, 2002.

     Under the continued listing requirement standard currently utilized by Artisoft, we are required to have minimum net tangible assets of $4.0 million. Under the continued listing requirements applicable to Artisoft on November 1, 2002, the minimum net tangible asset requirement is replaced with a minimum shareholders' equity requirement of $10.0 million. At March 31, 2002, we had shareholders' equity of $6.8 million. If we do not satisfy the $10.0 million shareholders' equity requirement and the other applicable continued listing requirements as of November 1, 2002, our common stock may be delisted from the Nasdaq National Market.

     A delisting of our common stock from the Nasdaq National Market would materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, any such delisting would materially adversely affect out access to the capital markets, and the limited liquidity and reduced price of our common stock would materially adversely affect our ability to raise capital through alternative financing sources on terms applicable to us or at all.

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

     We are exposed to the risk of product returns and rotations from our distributors and value-added resellers, which are estimated and recorded by us as a reduction in sales. In addition, we are exposed to the risk of fluctuations in quarterly sales if resellers and distributors purchase and hold excessive amounts of inventory at any time or otherwise change there purchasing patterns. Although we monitor our reseller and distributor inventories and current and projected levels of sales, localized overstocking may occur with TeleVantage because of rapidly evolving market conditions. In addition, the risk of product returns may increase if the demand for TeleVantage were to rapidly decline due to regional economic troubles or increased competition. All of these risks are exacerbated as TeleVantage is our sole product and the market for TeleVantage and similar products is newly emerging. There can be no assurance that actual product returns will not exceed our allowances for these returns. Any overstocking by resellers or distributors or any product returns in excess of recorded allowances could adversely affect our revenues. For the quarter ended March 31, 2002, the Company recorded a stock rotation reserve of $.8 million as a reduction in revenue. The stock rotation was recorded based on the anticipated amount of TeleVantage 4.0 inventory that Toshiba will rotate with the expected release of TeleVantage 5.0 later this calendar year. For future Toshiba product sales, the Company will defer revenue until the product is resold by Toshiba to its customers. To the extent we may, in the future, introduce new products, the predictability and timing of sales to end users and the management of returns to us of unsold products by distributors and volume purchasers may become more complex and could result in material fluctuations in quarterly sales and operating results.

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

POSSIBLE ACQUISITIONS OR DIVESTITURES BY US INVOLVE RISKS THAT MAY HARM OUR BUSINESS.

From time to time, we may consider acquisitions of or alliances with other companies that could complement our existing business, including acquisitions of complementary product lines. Although we may periodically discuss potential transactions with a number of companies, there can be no assurance that suitable acquisition, alliance or purchase candidates can be identified, or that, if identified, acceptable terms can be agreed upon or adequate and acceptable sources will be available to finance these transactions. Even if an acquisition or alliance is consummated, there can be no assurance that we will be able to integrate successfully acquired companies or product lines into our existing operations, which could increase our operating expenses in the short-term. Moreover, acquisitions by Artisoft could result in potentially dilutive issuances of equity securities, the incurrence of additional debt and amortization of expenses related to goodwill and intangible assets, all of which could adversely affect our ability to achieve profitability. Acquisitions, alliances and divestitures involve numerous risks, such as the diversion of the attention of our management from other business concerns, the entrance of Artisoft into markets in which it has had no or only limited experience, unforeseen consequences of exiting from product markets and the potential loss of key employees of the acquired COMPANY

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                          PART II - OTHER INFORMATION

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

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


                                        ARTISOFT, INC.


Date: May 15, 2002                      By /s/ Steven G. Manson
                                           -------------------------------------
                                           Steven G. Manson
                                           President and Chief Executive Officer
Date: May 15, 2002                      By /s/ Michael J. O'Donnell
                                           -------------------------------------
                                           Michael J. O'Donnell
                                           Chief Financial Officer

                                  EXHIBIT INDEX

No exhibits are filed with this Current Report on Form 10-Q.