Form 10-K
period 2002-06-30
ARTISOFT INC
filed 2002-09-30
CIK 877931

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

      FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the fiscal year ended June 30, 2002

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from __________ to __________

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

                     5 CAMBRIDGE CENTER, CAMBRIDGE, MA 02142
               (Address of principal executive offices, Zip Code)

       Registrant's telephone number, including area code: (617) 354-0600

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $8,122,114 based on the closing sale price as reported by The Nasdaq Stock Market on September 27, 2002. Shares of common stock held by each executive officer and director of the registrant and by each entity known to the registrant to beneficially own 10% or more of the registrant's common stock have been excluded from this calculation in that such persons and entities may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant has no shares of non-voting common stock authorized or outstanding.

The number of shares outstanding of the registrant's sole class of common stock, as of September 27, 2002 was 17,750,913 shares of common stock, $.01 par value per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement for its 2002 Annual Meeting of Stockholders scheduled to be held on November 14, 2002 (the "2002 Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2002, are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the 2002 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Annual Report on Form 10-K.

================================================================================

                           FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to a number of risks and uncertainties. All statements, other than statements of historical fact, included in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. When used in this Annual Report on Form 10-K, the words "will", "believe", "anticipate", "intend", "estimate", "expect", "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic alliances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" and elsewhere in this Annual Report on Form 10-K. The forward-looking statements provided by Artisoft in this Annual Report on Form 10-K represent Artisoft's estimates as of the date this report is filed with the SEC. We anticipate that subsequent events and developments will cause our estimates to change. However, while we may elect to update our forward-looking statements in the future, we specifically disclaim any obligation to do so. Our forward-looking statements should not be relied upon as representing our estimates as of any date subsequent to the date this report is filed with the SEC.

                                TABLE OF CONTENTS

                                                                            Page

PART I.........................................................................5
  Item 1. Business.............................................................5
  Item 2. Properties..........................................................14
  Item 3. Legal Proceedings...................................................15
  Item 4. Submission of Matters to a Vote of Security Holders.................15
PART II.......................................................................16
  Item 5. Market for Registrant's Common Equity and Related
            Stockholder Matters...............................................16
  Item 6. Selected Financial Data.............................................18
  Item 7. Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................19
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.........43
  Item 8. Financial Statements and Supplementary Data.........................44
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................68
PART III......................................................................68
  Item 10. Directors and Executive Officers of the Registrant.................68
  Item 11. Executive Compensation.............................................68
  Item 12. Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters..................................68
  Item 13. Certain Relationships and Related Transactions.....................68
  Item 14. Controls and Procedures............................................68
PART IV.......................................................................69
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...69
SIGNATURES....................................................................70
CERTIFICATIONS................................................................71

                                     PART I

ITEM 1. BUSINESS.

INTRODUCTION

     Artisoft, Inc. ("Artisoft", the "Company" or the "Registrant") develops, markets and sells computer telephony software application products and associated services. The Company's principal product is TeleVantage.

     The Company's principal executive offices are located at 5 Cambridge Center, Cambridge, Massachusetts 02142. The telephone number at that address is
(617) 354-0600. The Company was incorporated in Arizona in November 1982 and reincorporated by merger in Delaware in July 1991.

BACKGROUND AND GENERAL DEVELOPMENT OF BUSINESS

     TeleVantage is a software-based phone system that runs on the Windows 2000/NT platform and Intel communications hardware. The product is primarily sold to mid-sized businesses, corporate branch offices and call centers. TeleVantage includes the functionality of a stand-alone private branch exchange, or PBX, plus advanced call management features. These features include a graphical interface, multi-line call control, "follow-me" call forwarding, email integration, call/message screening, personalized call handling, call center functionality, web browser capability, and support for Internet Protocol ("IP") telephony and customer resource management ("CRM") integration.

     In its 2002 fiscal year, Artisoft began shipping TeleVantage 4.0, which, in addition to the features offered in TeleVantage 3.5, includes new call center capabilities, such as queue routing, comprehensive trend reports, real-time statistic tracking, remote IP agent support, and agent monitoring, coaching and recording. In addition to these call center capabilities, TeleVantage 4.0 provides desktop call control and management, rules-based call handling, graphical voice mail, comprehensive messaging, automated attendant, Web browser access, and IP telephony. Industry-standard APIs enables development of customized applications and tight integration with database systems such as CRM applications.

     TeleVantage 4.0 includes the introduction of the new TeleVantage Call Center, an add-on module designed to meet the needs of the mid-size call center market. TeleVantage Call Center offers a feature set that was previously out of reach for most small to medium-sized businesses, including advanced queue routing, comprehensive trend reports, real-time statistics tracking, remote IP agent support and agent monitoring, coaching and recording.

     During the course of its 2002 fiscal year, Artisoft also introduced TeleVantage Small Office Edition, a turnkey bundled solution that provides small businesses with a sophisticated phone system at an affordable price; TeleVantage Call Classifier 2.0, which provides advanced call routing and agent scripting based on customer data; and TeleVantage Call Center Scoreboard 1.0, a tool for call center managers who need to closely monitor call center queue and agent performance.

     Artisoft has an original equipment manufacturer ("OEM") relationship with Toshiba, which is selling and supporting a re-branded version of TeleVantage 4.0, called Strata CS, through its extensive dealer channel. During the fiscal year, Artisoft completed the integration between TeleVantage and Toshiba's popular Strata DK handsets, enhancing the companies' ability to pursue this market opportunity. The companies have extended their OEM agreement through the end of calendar year 2003.

     Artisoft has formed an Open Communications Alliance. The Open Communications Alliance is an effort to deliver standards-based communications solutions with TeleVantage as the focal point. It includes relationships with leading technology vendors in the CRM, call center, Voice over IP, business automation and speech recognition fields. Digisoft Computers, iVoice, OnContact Software, Open Solutions, Polycom, SBS Technologies, Sitara Networks, Spectrum Corp., and ThinkDirectMarketing are each collaborating with Artisoft within the Open Communications Alliance.

     TeleVantage also continued to be honored for technical excellence during the 2002 fiscal year with awards from industry leading publications, events and associations. In fiscal 2002, TeleVantage received "Product of the Year" from COMMUNICATIONS SOLUTIONS Magazine, "Editors Choice" from CUSTOMER INTER@CTION SOLUTIONS Magazine, "Best of Show" for Communications Solutions Expo, and the CompTIA "Technology Award for Convergence."

     For the fiscal year ended June 30, 2002, Artisoft generated total net revenue of $5.9 million compared to total net revenue in fiscal year 2001 of $7.5 million. The decline in revenue for fiscal 2002 is attributable to a reduction in net service revenue of $2.4 million. This reduction is partially offset by an increase in net product revenue of $800,000. The decrease in net service revenue in fiscal 2002 is the result of our completion in early fiscal 2002 of two product development agreements with each of Toshiba and Intel entered into at the end of September 2001.

     Net product revenue from TeleVantage increased in fiscal 2002 to $5.8 million and includes $1.0 million relating to Toshiba. The increase in net product revenue was partially reduced by an increase in stock rotation reserves of $800,000. The OEM agreement with Toshiba allows for the rotation of inventory Toshiba holds for updated versions of the products. The stock rotation reserve was based on the estimated amount of TeleVantage 4.0 inventory that Toshiba likely will rotate in connection with the expected release of TeleVantage 5.0 later this calendar year. Beginning in the fourth quarter of 2002, the Company began deferring revenue until the product is resold to Toshiba's customers. The deferral of revenue is due to increasing Toshiba inventory levels, which has resulted in Artisoft not having the ability to reasonably estimate potential future stock rotations resulting from future product releases and their effect on future Toshiba revenue. For all other product sales, revenue is recognized at the time of shipment because the Company has sufficient information, experience and history to support its ability to estimate future stock rotations. In addition, for the fiscal year ended Jun 30, 2001 there was approximately $400,000 of net product relating primarily to discontinue sales of the Company's Visual Product Line. The was no corresponding amount in fiscal year 2002.

     In May 2001, Artisoft announced the first release of TeleVantage CTM Suite, which delivers on the Company's joint engineering relationship with Intel. TeleVantage CTM Suite is being pre-loaded on certain configurations of Intel's Converged Communications Platform, an open, standards-based, application-ready platform that supports a broad range of compatible telephony and business applications, peripherals, and services from multiple vendors on a single system. The Company delivered a final version of this product to Intel in May 2001 and has completed its development obligations under this agreement. Although TeleVantage CTM Suite began initial shipments in August 2001, due to changes in Intel release schedules, the Company has not realized any significant revenues from the CTM suite.

     During the course of fiscal year 2001, Artisoft entered into numerous marketing and distribution alliances with other leading industry vendors, including IBM, Hewlett Packard, and CDW. Membership in Artisoft's Open Communications Alliance, launched in December 2000, grew to over 20 technology vendors offering complementary solutions, including CRM, call center, voice-over-IP, unified messaging, and speech recognition.

     For the fiscal year ended June 30, 2001, Artisoft had net sales of $7.5 million, as compared to net sales of $15.7 million in its 2000 fiscal year. The decline in revenue for fiscal year 2001 is attributable primarily to the discontinuation of the Company's Visual Voice software product line. Also, the results for fiscal year 2000 include one-time revenue of $2.7 million from the sale of the Visual Voice source code and $1.5 million of related professional service fees from Intel. However, revenue from TeleVantage products and services increased in fiscal year 2001 compared to fiscal year 2000. The increase in 2001 is attributable to higher revenue from Toshiba and an increase in end user software sales. The increase in 2001 was partially offset by the Company's decision to discontinue selling add-on Dialogic hardware and a decrease in distribution channel inventories.

     During fiscal year 2000, the Company grew its revenues in the TeleVantage product line, established alliances with technology and distribution vendors, and minimized its investment in non-strategic product lines.

     The Company signed several strategic alliances, marketing, distribution and OEM agreements during fiscal year 2000. The Company entered into relationships with Intel to port TeleVantage to Intel's open, standards-based CT Media platform, and Toshiba to deliver an integrated communications server and software-PBX solution, as well as agreements with Microsoft Corporation, Teleco, Goldmine, Getronics Solutions Italia S.p.A., ALR AG, Midia Ltd. and Commlogik, among others.

     During its 2000 fiscal year, the Company significantly reduced its investment in products marketed by its Communications Software Group ("CSG"), which resulted in higher profits from these products during the first half of fiscal year 2000. Revenues from CSG product decreased substantially in the third and fourth quarters of fiscal year 2000, and the Company sold its CSG division to Prologue Software for $3.0 million (which included $1.1 million in CSG accounts receivable) effective June 30, 2000. Operating income from the CSG division was $.9 million for fiscal year 2000.

     In December 1999, the Company announced the sale of its Visual Voice source code to Intel for $2.7 million and $1.5 million in Visual Voice professional services fees. The agreement allowed the Company to continue to sell the Visual Voice product line until June 30, 2000. Effective July 1, 2000, the Company formally discontinued selling the Visual Voice product line.

PRODUCTS

     As of June 30, 2002, the Company's products included TeleVantage 4.0, TeleVantage Call Center module, and several add-ons, including TeleVantage Call Center Scoreboard, TeleVantage Call Classifier, TeleVantage Smart Dialer and TeleVantage Persistent Pager.

     In September 2001, Artisoft began shipping TeleVantage 4.0, which, in addition to the features offered in TeleVantage 3.5, includes new call center capabilities, such as queue routing, comprehensive trend reports, real-time statistic tracking, remote IP agent support, and agent monitoring, coaching and recording. In addition to these call center capabilities, TeleVantage 4.0 provides desktop call control and management, rules-based call handling, graphical voice mail, comprehensive messaging, automated attendant, Web browser access, and IP telephony. Industry-standard APIs enables development of customized applications and tight integration with database systems such as customer relationship management applications.

     TeleVantage 4.0 includes the introduction of the new TeleVantage Call Center, an add-on module that addresses the needs of the mid-size call center market. TeleVantage Call Center offers a feature set that was previously out of reach for many small to medium-sized businesses, including advanced queue routing, comprehensive trend reports, real-time statistics tracking, remote IP agent support and agent monitoring, coaching and recording.

     Also in fiscal year 2002, Artisoft introduced TeleVantage Small Office Edition, a turnkey bundled solution that provides small businesses with a sophisticated phone system at an affordable price; TeleVantage Call Classifier 2.0, which provides advanced call routing and agent scripting based on customer data; and TeleVantage Call Center Scoreboard 1.0, a tool for call center managers who need to closely monitor call center queue and agent performance.

     TeleVantage 4.0 also represents the results of a joint-engineering project with Toshiba to integrate TeleVantage with Toshiba digital handsets. Through an OEM arrangement with Artisoft, Toshiba is marketing TeleVantage 4.0 under the Strata CS brand, which is being distributed and supported through Toshiba's established dealer channel.

RAW MATERIALS, MANUFACTURING AND SUPPLIERS

     The Company does not manufacture any of the hardware necessary to be used in conjunction with its software-based phone system. The Company and its distributors purchase Intel voice processing boards for sale with its TeleVantage product. TeleVantage is designed to operate on personal computers of multiple manufacturers in conjunction with the Intel boards. The functionality of the Company's telephony software products is dependent on the continued availability of hardware assemblies from Intel. To date, customer returns of the Company's products for defective workmanship have not been material.

MARKETING, SALES AND DISTRIBUTION

     The Company's principal marketing strategy is to create reseller and customer demand for the Company's products and to use distributors to fulfill this demand. The Company's authorized resellers and distributors are selected for their sales ability, technical expertise, reputation and financial resources. The Company also sells direct to Toshiba as an OEM. The Company's selling efforts have been assisted by product reviews, awards and recognition earned from technology publications.

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

     The Company is exposed to the risk of product returns and rotations from its distributors which are recorded by the Company as a reduction to sales. Although the Company attempts to monitor and manage the volume of its sales to distributors, overstocking by its distributors or changes in their inventory level policies or practices by distributors may require the Company to accept returns above historical levels. In addition, the risk of product returns may increase if the demand for new products introduced by the Company is lower than the Company anticipates at the time of introduction. Although the Company believes that it provides an adequate allowance for sales returns, there can be no assurance that actual sales returns will not exceed the Company's allowance. Any product returns in excess of recorded allowances could result in a material adverse effect on net sales and operating results. Beginning in the fourth quarter of 2002, the Company began deferring revenue until the product is resold to Toshiba's customers. The deferral of revenue is due to increasing Toshiba inventory levels, which has resulted in Artisoft not having the ability to reasonably estimate potential future stock rotations resulting from future product releases and their effect on future Toshiba revenue. For all other product sales, including those to distributors, value-added resellers, revenue is recognized at the time of shipment because the Company has sufficient information, experience and history to support its ability to estimate future stock rotations and all other revenue criteria have been met upon shipment. As the Company introduces more products, timing of sales to end users and returns to the Company of unsold products by distributors become more difficult to predict and could result in material fluctuations in quarterly operating results. In the fourth quarter of 2001 and the third quarter of 2002, we provided reserves of $500,000 and $800,000, respectively, for returns related to estimated stock rotations associated with the release of a new version of Televantage in fiscal years 2002 and 2003 respectively. Based upon our monitoring of inventory in the distribution channel we have been able to reasonably estimate these returns.

     Substantially all of the Company's revenue in each fiscal quarter results from orders booked in that quarter. A significant percentage of the Company's bookings and sales to major distributors on a quarterly basis historically has occurred during the last month of the quarter and is usually concentrated in the latter half of that month. Orders placed by distributors are typically based upon the distributors' forecasted sales level for Company products and inventory levels of Company products desired to be maintained by the distributor at the time of the orders. Changes in purchasing patterns by one or more of the Company's distributors related to forecasts of future sales of Company products, customer policies pertaining to desired inventory levels of Company products or in the ability of the Company to anticipate the mix of customer orders or to ship large quantities of products near the end of a fiscal quarter could result in material fluctuations in quarterly operating results. The timing of new product announcements and introductions by the Company or significant product returns by major customers to the Company could also result in material fluctuations in quarterly operating results.

     The Company supports its products through non-fee-based phone support provided to TeleVantage resellers and a web site. The resellers attend training sessions provided by the Company prior to being certified as TeleVantage resellers.

     The Company's ability to compete is dependent upon the timely introduction of new products to the marketplace and the timely enhancement of existing products. Product development expenses totaled approximately $3.5 million, $3.7 million, and $3.1 million in fiscal year 2002, 2001 and 2000, respectively. The Company entered into joint development agreements with Toshiba and Intel in December 1999 and January 2000, respectively. These development obligations were substantially completed in fiscal year 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion on these arrangements.

     The Company utilizes a sales, marketing and distribution strategy with regard to its TeleVantage product line as follows: The Company employs regional sales managers to recruit and support qualified TeleVantage resellers. TeleVantage software is sold to certain national distributors, principally Paracon, Cygcom, and Alliance systems. These distributors then sell the TeleVantage software and associated Intel hardware to the qualified TeleVantage resellers as warranted by end-user demand.

SEASONALITY

     Typically, the telecommunications and computer telephony industries experience some seasonal variations in demand, with weaker sales in July and August because of customers' vacations and planned international shutdowns. This seasonality is especially notable in Europe. Sales of phone systems can also be weak in the months of January and February following typically stronger sales in the November-December time frame. Artisoft experiences fluctuations in the demand for its products consistent with the fluctuations experienced in the telecommunications and computer telephony industries overall.

COMPETITION

     The Company's TeleVantage software-based phone system principally competes with proprietary PBXs offered by companies such as Nortel, Siemens and Avaya, proprietary IP-PBX products offered by Cisco and 3Com, proprietary PC-PBX products offered by Altigen, and high end call center software offered by Interactive Intelligence. There can be no assurance that the Company's products will be able to compete effectively against these products.

INTERNATIONAL BUSINESS

     The Company markets and sells its products in international as well as domestic markets. In fiscal year 2002, 2001, and 2000, international sales accounted for 8%, 9%, and 8%, respectively, of the Company's net sales. Less than 1% of the Company's assets were deployed to support the Company's international business at the end of fiscal year 2002 and 2001.

     The Company's major international distribution relationships include the following partners: Icon PLC (United Kingdom), Midia (Ireland), ALR (Switzerland), Commlogik (Latin America), Boport Tele-Communication BV (The Netherlands), ICG (Hong Kong) and Logic Phone (Spain).

     Sales to non-U.S. customers are made primarily in U.S. dollars. These customers may be affected by fluctuations in exchange rates and government regulations. To date, the Company's operations have not been affected materially by currency fluctuations.

SIGNIFICANT CUSTOMERS

     The Company sells its products through a variety of channels of distribution, including distributors, resellers and OEMs. In fiscal year 2002, Paricon accounted for 32% of total net sales. In fiscal year 2001, Toshiba accounted for approximately 21% of total net sales, Paricon accounted for approximately 18% of net sales, and Intel accounted for 15% of net sales, respectively. In fiscal year 2000, Intel accounted for 20% of the Company's annual net sales as a result of its acquisition of the Visual Voice product line.

     At June 30, 2002 Paracon, Toshiba and Gold Kist, Inc. accounted for 30%, 16% and 14% of the Company's outstanding trade receivables, respectively. At June 30, 2001, Toshiba accounted for approximately 41% and Paricon accounted for approximately 16% of the Company's outstanding trade receivables. At June 30, 2000, Intel accounted for approximately 23% and Globaltron accounted for approximately 10% of the outstanding trade accounts receivable. The loss of any of our major distributors, resellers, OEMs or their failure to pay the Company for products purchased from the Company would have an adverse effect on the Company's operating results. The Company's standard credit terms are net 30 days.

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

     The Company paid royalties to Lucent Technologies for its use of certain licensed technologies during the Company's 2000 fiscal year. The Company is required to pay additional royalties to Lucent Technologies should TeleVantage software sales reach specified levels. The licensing by Lucent Technologies of its products or brand name to competitors of the Company, or the withdrawal or termination of licensing rights to the Company's technologies, could have an adverse affect on the Company's sale of products incorporating such licensed technologies and the Company's results of operations as a whole.

EMPLOYEES

     As of June 30, 2002, the Company had 71 full-time employees, including approximately 34 in sales, marketing and customer support, 24 in engineering and product development, 4 in operations and 9 in administration. In September 2001, the Company terminated the employment of 34 full-time employees due to the completion of certain development projects and to reduce costs. The reductions included 21 development personnel, 9 sales, marketing and support personnel and 4 administrative personnel. Future success of the Company will depend in large part on its continued ability to retain highly skilled and qualified personnel. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes that its relations with its employees are good.

ITEM 2. PROPERTIES.

The Company leases property as detailed in the following table.

                            Approximate   Owned or    Expiration       Lease
        Location                Size       Leased        Date       Intended Use
        --------                ----       ------        ----       ------------
Tucson, Arizona            14,928 sq. ft.  Leased     March 2003     Operations
Cambridge, Massachusetts   23,013 sq. ft.  Leased   September 2005     Office
Cambridge, Massachusetts   8,313 sq. ft.   Leased      July 2002       Office

     Aggregate annual rental payments for the Company's facilities were approximately $1,484,000 in fiscal year 2002.

     The Company's current facilities are generally adequate for anticipated needs over the next 12 to 24 months. The Company does not own any real property.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is a party to legal proceedings arising in the ordinary course of its business. The Company believes that the ultimate resolution of these proceedings will not have a material adverse effect on its financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fiscal quarter ended June 30, 2002, there were no matters submitted to a vote of the Company's securityholders, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information concerning the executive officers of the Company as of September 15, 2002:

Name                            Age      Position
----                            ---      --------
Steven G. Manson                43       President and Chief Executive Officer

Christopher H. Brookins         38       Vice President of Development and Chief
                                         Technology Officer

Paul Gregory Burningham         45       Vice President of Sales

Michael J. O'Donnell            59       Chief Financial Officer

     STEVEN G. MANSON has served as a Director, President and Chief Executive Officer of Artisoft since July 2000. Mr. Manson joined Artisoft in 1996 as Vice President of Product Management - Computer Telephony Division. Subsequently, he was named Vice President and General Manger, and then Senior Vice President and General Manager of the Computer Telephony Products Group. Earlier in his career, Mr. Manson held various senior level marketing positions at Gensym Corporation, Cadre Technologies, Inc. and Prime Computer Inc.

     CHRISTOPHER H. BROOKINS joined Artisoft in 1996 as Vice President of Development - Computer Telephony Division, upon the acquisition of Stylus Innovation by Artisoft. In June 1999, Mr. Brookins was named Chief Technology Officer and Vice President of Development of Artisoft. Prior to joining Artisoft, Mr. Brookins served as Vice President of Development at Stylus Innovation from 1993 to 1996. Mr. Brookins also held a senior management position at Easel Corporation from 1989 to 1993.

     PAUL GREGORY BURNINGHAM joined Artisoft in February 2000 as Vice President of Business Development. Mr. Burningham was named Vice President of Sales in September 2001. Mr. Burningham previously served as a management consultant from September 1997 to February 2000 for a privately held computer telephony company. Mr. Burningham served as President of AI/FOCS, a computer and data-communications contract-manufacturing company, from 1995 to 1997. Mr. Burningham also served as Vice President of Sales and Marketing at Molex, Inc., a provider of voice and data premise cabling equipment and services from 1992 to 1995.

     MICHAEL J. O'DONNELL joined Artisoft in January 2001 as Chief Financial Officer. Prior to joining Artisoft, Mr. O'Donnell served as Vice President and Chief Financial Officer at Lily Transportation Company, a truck leasing and logistics support services provider, from April 1999 to November 2000. Mr. O'Donnell also served as Vice President and Chief Financial Officer at SilverPlatter International, a developer of search and retrieval software applications, from April 1995 to April 1999 and was Chief Financial Officer at ChemDesign Corporation, a designer and manufacturer of chemical products, from 1992 to 1995.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The principal market for Artisoft common stock is the Nasdaq National Market. The Company's common stock is traded on the Nasdaq National Market under the symbol ASFT.

     The following table presents the high and low sales prices of the Company's common stock for each calendar quarter of the fiscal years ended June 30, 2002 and 2001, as reported by the Nasdaq Stock Market.

                                          2002                  2001
                                    -----------------     -----------------
                                     High       Low        High       Low
                                    ------     ------     ------     ------
     First Quarter                  $ 4.80     $ 1.25     $12.31     $ 6.69
     Second Quarter                   2.35       1.35       8.00       2.41
     Third Quarter                    2.90       1.70       5.00       2.44
     Fourth Quarter                   2.08       1.06       4.75       1.75

     There were 284 record holders of the Company's common stock at June 30, 2002. This number does not include stockholders who hold their shares in "street name" or through broker or nominee accounts.

     The Company paid no dividends in fiscal year 2002 or 2001. The Company currently intends to retain future earnings to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. In addition, if the Company were to pay dividends, such dividends would be paid to holders of series B preferred stock, prior to any such distribution to holders of common stock, on a per share basis equal to the number of shares of common stock into which each share of series B preferred stock is then convertible.

     See Item 12 of Part III of this Annual Report on Form 10-K for the information required by Item 201(d) of Regulation S-K.

     Our common stock trades on the Nasdaq National Market. In order to continue trading on the Nasdaq National Market, we must satisfy the continued listing requirements for that market. Last year, the Nasdaq National Market enacted changes to its continued listing requirements. The changes are effective for Artisoft on November 1, 2002. We are not in compliance with the continued listing requirements which are effective on November 1, 2002.

     Under the continued listing requirement standard currently utilized by Artisoft, we are required to have minimum net tangible assets of $4.0 million. Under the continued listing requirements applicable to Artisoft on November 1, 2002, the minimum net tangible asset requirement is replaced with a minimum shareholders' equity requirement of $10.0 million. At June 30, 2002 we had shareholders' equity of $5.1 million. We do not anticipate that we will satisfy the $10.0 million shareholders' equity requirement as of November 1, 2002 and therefore expect that our common stock will be delisted from the Nasdaq National Market. In addition, the minimum bid price of our common stock is currently below the $1.00 per share minimum bid price continued listing requirement in effect both now and on November 1, 2002. The listing of our common stock on the Nasdaq National Market is currently being maintained under a grace period permitted by Nasdaq Marketplace Rule 4450(e)(2).

     In light of the foregoing, we expect to apply to transfer the listing of our common stock from the Nasdaq National Market to the Nasdaq SmallCap Market. There can be no assurance that our application will be approved, or if approved, that we will be able to maintain compliance with the continued listing requirements of the Nasdaq SmallCap Market. If our application is not approved our common stock may trade on either the over-the-counter electronic bulletin board or the Pink Sheets.

     A delisting of our common stock from the Nasdaq National Market, including a transfer of the listing of our common stock to the Nasdaq SmallCap Market, would materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, any such delisting would materially adversely affect our access to the capital markets, and the limited liquidity and reduced price of our common stock would materially adversely affect our ability to raise capital through alternative financing sources on terms applicable to us or at all.

ITEM 6. SELECTED FINANCIAL DATA.

     The selected consolidated financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included in this Annual Report on Form 10-K.

     The selected consolidated financial data set forth below as of June 30, 2002 and 2001 and for the years ended June 30, 2002, 2001 and 2000 are derived from the audited consolidated financial statements of Artisoft included in this Annual Report on Form 10-K. All other selected consolidated financial data set forth below is derived from audited financial statements of Artisoft not included in this Annual Report on Form 10-K. Artisoft's historical results are not necessarily indicative of its results of operations to be expected in the future.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            YEARS ENDED JUNE 30,
                                          --------------------------------------------------------
                                            2002        2001        2000        1999        1998
                                          --------    --------    --------    --------    --------
STATEMENTS OF OPERATIONS DATA
Net revenue:
  Product                                 $  5,832    $  5,041    $ 13,283    $  7,144    $  4,771
  Services                                      20       2,423       2,406          --          --
Total net revenue                            5,852       7,464      15,689       7,144       4,771
Loss from operations                        (8,823)    (13,286)     (6,180)     (6,835)     (3,103)
Net loss from continuing operations         (8,635)    (12,756)     (5,265)     (6,011)     (1,376)
Net loss                                    (8,635)    (12,756)     (4,486)     (1,762)     (2,913)
Dividend to Series B Preferred
stockholders                                (2,766)         --          --          --          --
Loss applicable to common stockholders     (11,401)    (12,756)     (4,486)     (1,762)     (2,913)
Net loss per common share from
continuing operations-basic and diluted   $   (.72)   $   (.82)   $   (.35)   $   (.41)   $   (.09)
Net loss per common share-basic and
diluted                                   $   (.72)   $   (.82)   $   (.30)   $   (.12)   $   (.20)
Weighted average common shares
outstanding                                 15,760      15,476      15,171      14,720      14,554

                                                               AS OF JUNE 30,
                                          --------------------------------------------------------
                                            2002        2001        2000        1999        1998
                                          --------    --------    --------    --------    --------
BALANCE SHEET DATA
Working Capital                           $  4,044    $  5,216    $  7,535    $ 15,870    $ 18,016
Total assets                                 8,562       9,549      21,494      20,751      21,445
Total liabilities                            3,463       2,758       2,906       2,177       1,493
Shareholders' equity                         5,099       6,791      18,588      18,574      19,952

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     You should read the following discussion together with the consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This Item, including, without limitation, the information set forth under the heading "Future Results", contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 that involve risks and uncertainties. Actual results may differ materially from those included in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth under "Risk Factors" commencing on page 34, as well as those otherwise discussed in this section and elsewhere in this Annual Report on Form 10-K. See "Forward-Looking Statements".

OVERVIEW

     For the fiscal year ended June 30, 2002, Artisoft had total net revenue of $5.9 million compared to total net revenue in fiscal year 2001 of $7.5 million. The decline in revenue for fiscal 2002 is attributable to a reduction in net service revenue of $2.4 million. This reduction is partially offset by an increase in net product revenue of $800,000. The decrease in net service revenue in fiscal 2002 is the result of our completion in early fiscal 2002 of two product development agreements with each of Toshiba and Intel at the end of September 2001. The Toshiba agreement shifted from a development services agreement to a product contract entered into at the end of September 2001.

     Net product revenue from TeleVantage increased to $5.8 million in fiscal 2002 from $4.7 million in fiscal 2001 and includes $1.0 million relating to Toshiba. The increase in net product revenue was partially reduced by stock rotation reserve of $800,000. The stock rotation reserve was based on the estimated amount of TeleVantage 4.0 inventory that Toshiba likely will rotate with the expected release of TeleVantage 5.0 later this calendar year. Also, beginning in the fourth quarter of 2002, the Company began deferring revenue on sales to Toshiba until the product is resold to Toshiba's customers. The deferral of revenue is due to increasing Toshiba inventory levels, which has resulted in Artisoft not having the ability to reasonably estimate potential future stock rotations resulting from future product releases and their effect on future Toshiba revenue. For all other product sales, including those to distributors and value-added resellers, revenue is recognized at the time of shipment because the Company has sufficient information, experience and history to support its ability to estimate future stock rotations and all other revenue recognition criteria have been met. In addition, for the fiscal year ended June 30, 2001 there was approximately $400,000 of net product relating primarily to discontinued sales of the company's Visual Product Line. There was no corresponding amount in fiscal year 2002.

     For the fiscal year ended June 30, 2001, Artisoft reported net sales of $7.5 million, as compared to net sales of $15.7 million in its 2000 fiscal year. The decline in revenue for fiscal year 2001 is attributable primarily to the discontinuation of sales of the Company's Visual Voice software product line. Also, the fiscal year 2000 results include one-time revenue of $2.7 million from the sale of the Visual Voice source code and $1.5 million of related professional service fees from Intel. However, revenue from TeleVantage products and services increased in fiscal year 2001 compared to fiscal year 2000. The increase in 2001 is attributable to higher revenue from Toshiba and an increase in end-user TeleVantage software sales. The increase in 2001 was partially offset by the Company's decision to discontinue selling add-on Dialogic hardware and a decrease in distribution channel inventories. Due to distributors selling more product then they purchased.

     The Company sold its Communication Software Group ("CSG") on June 30, 2000 and the Company reclassified its CSG operations as discontinued operations in its Consolidated Statement of Operations and the Consolidated Statements of Cash Flows.

     The Company sold its Visual Voice source code to Intel in December 1999. The terms of the asset sale agreement included provisions allowing the Company to continue to sell the Visual Voice software until June 30, 2000. Intel announced the discontinuation of the product in late June 2000. The Company recognized $2.7 million in revenue from the sale of the software code and $1.5 million in professional services revenue associated with Visual Voice. In its 2000 fiscal year, the $2.7 million is classified as Product Revenue and the $1.5 million is classified as Services Revenue on the Consolidated Statement of Operations. These revenues were recognized ratably over a 9-month period from October 1999 through June 2000.

CRITICAL ACCOUNTING POLICIES

     The Company follows the provisions of the statement of position "SOP" 97-2, SOFTWARE REVENUE RECOGNITION as amended by SOP 98-9, Modification of SOP 97-2 Software Revenue Recognition, with Respect to Certain Transactions. Generally, the Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectability is reasonably assured. The Company reduces revenue for estimated customer returns, rotations and sales rebates when such amounts can be estimated. When these amounts cannot be estimated the Company defers revenue until the product is sold to the end-user. Revenue from software license agreements that have significant customizations and modification of the software product is deferred and recognized in a manner that approximates the percentage of completion method. As part of its product sales price, the Company provides phone support which is generally utilized by the customer shortly after the sale. The cost of the phone support is not significant but is accrued in the financial statements. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue.

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

     In January 2000, the Company executed a strategic alliance agreement with Toshiba intended to allow the Company and Toshiba to deliver an integrated communications server and software-PBX solution for small and midsize businesses. TeleVantage 4.0 represents the results of a 1-1/2 year joint-engineering project with Toshiba to integrate TeleVantage with Toshiba digital handsets. Through an Original Equipment Manufacturer (OEM) arrangement with Artisoft, Toshiba is marketing TeleVantage 4.0 under the Strata CS brand, which is being distributed and supported through Toshiba's established dealer channel. Under the terms of the agreement, Toshiba will purchase licenses of TeleVantage for customized versions of the software product to be integrated with its digital handsets and communications server product offerings. The costs associated with this customization have been incurred and reported as an element of cost of sales as part of this development agreement. At the end of September 2001 and upon completion of the development portion of this arrangement, we began to account for product shipped to Toshiba as product sales. The OEM agreement with Toshiba allows for the rotation of inventory it holds for updated versions of the products. During the quarter ended March 31, 2002 revenue was reduced by $800,000 to provide a reserve for the estimated amount of version 4.0 inventory that Toshiba has the right to rotate for version 5.0 when TeleVantage
5.0 is introduced later this calendar year. Also, beginning in the fourth quarter of 2002, the Company began deferring revenue on current and future shipments to Toshiba until the product is resold to Toshiba's customers The deferral of revenue is due to increasing Toshiba inventory levels, which has resulted in Artisoft not having the ability to reasonably estimate potential future stock rotations resulting from future product releases and their effect on future revenue. For all other product sales, revenue is recognized at the time of shipment because as the Company has sufficient information, experience and history to support its ability to estimate future stock rotations.

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

RESULTS OF OPERATIONS

NET REVENUE

     PRODUCT REVENUE. Net product revenue increased 16% to $5.8 million for fiscal year 2002 from $5.0 million for fiscal year 2001. Net product revenue decreased 62% to $5.0 million for fiscal year 2001 from $13.3 million for fiscal year 2000. The increase in net product revenue for the fiscal year ended June 30, 2002 was due primarily to the increase in TeleVantage revenue. Included in product revenue is $1.0 million relating to Toshiba. Revenue from Toshiba related to our development contract in fiscal year 2001 was reflected in service revenue. In fiscal year 2002, the Company recorded a stock rotation reserve of $800,000 as a reduction to revenue. The OEM agreement with Toshiba allows for the rotation of inventory it holds for updated versions of the products. The stock rotation reserve was recorded based on the estimated amount of TeleVantage
4.0 inventory that Toshiba likely will rotate with the expected release of TeleVantage 5.0 later this calendar year. For Toshiba product sales commencing on or after April 1, 2002, the Company began to defer revenue until the product is resold by Toshiba to its customers. The deferral of revenue is due to increasing Toshiba inventory levels, which has resulted in Artisoft not having the ability to reasonably estimate potential future stock rotations resulting from future product releases and their effect on future revenue. For all other product sales, including sales to distributors and value-added resellers, revenue is recognized at the time of shipment because the Company has sufficient information, experience and history to support its ability to estimate future stock rotations and all other revenue recognition criteria are met. In addition, for the fiscal year ended June 30, 2001 there was approximately $400,000 of net product relating primarily to discontinued sales of the Company's Visual Product Line. There was no corresponding amount in fiscal year 2002.

     The decrease in net product revenues for the fiscal year ended June 30, 2001 as compared to the fiscal year ended June 30, 2000 was due primarily to the discontinuation of the Company's Visual Voice software product line and the Company's decision to discontinue selling add-on Dialogic hardware to its value added resellers late in fiscal year 2000. However, the decrease was partially offset by an increase in TeleVantage end-user software revenue. Reflected in the revenues for the fourth quarter of fiscal year 2001 is a reduction in revenues of approximately $500,000 to reserve for channel inventory rotations estimated to be associated with fourth quarter 2001 shipments. With the introduction of TeleVantage 4.0 distributors were expected to rotate the TeleVantage 3.5 inventory they had on hand in September 2001. The $500,000 reserve for stock rotation was substantially offset by a corresponding amount in revenue recorded in fiscal year 2002 upon delivery of TeleVantage 4.0. Also, in the fourth quarter of fiscal year 2001, revenues were increased $400,000 by the reversal of a previously established returns reserve relating to the Company's discontinued product line. The Company concluded that this reserve was no longer needed. Additionally, the Company recognized $ 2.7 million in revenues from the sale of the Visual Voice software code to Intel during fiscal year 2000. This revenue was recognized ratably as product revenue between October 1, 1999 and June 30, 2000.

     SERVICES REVENUE. Net service revenue was $20,000 in fiscal year 2002 compared with $2.4 million in fiscal year 2001. The decline in service revenue was primarily a result of the Company completing the development phase of its agreements with Toshiba and Intel at the end of September 2001. The Toshiba agreement shifted from a development services to a product contract at the end of September 2001. No additional service revenue is anticipated under these agreements. For the fiscal year ended June 30, 2002, the Company had no service revenue from Toshiba and $20,000 of service revenue from Intel. In fiscal year 2001, service revenue from Toshiba was $1.6 million and $.8 million from Intel. Net service revenue remained unchanged at $2.4 million for the fiscal years ended June 30, 2001 and 2000. The following factors contributed to the amount of net service revenues recognized during the fiscal years ended June 30, 2001 and 2000. The Company recognized $1.5 million in professional services fees from Intel upon the sale of the Visual Voice source code in December 1999. Under the terms of this arrangement, the Company provided certain sales and support services for the Visual Voice product line to Intel through June 30, 2000. An increase in service revenues recognized from Toshiba and Intel during fiscal year 2001 offset the loss of the $1.5 million in Visual Voice service revenues in fiscal year 2001.

     The Company distributes its products internationally. International product revenue was 8%, 9% and 8% of total net revenue for fiscal years 2002, 2001 and 2000 respectively. International revenue decreased 30 % to $500,000 in fiscal year 2002 from $700,000 in fiscal year 2001 which was a decreased 42% from $1.2 million in fiscal year 2000. The decline in international revenue can be expected to change as the Company strengthens distribution in these geographic regions and there is an increase in capital spending in the global telecommunications industry.

GROSS PROFIT

     PRODUCT. The Company's gross profit from net product revenue was $5.0 million, $3.5 million and $8.0 million in fiscal year 2002, 2001 and 2000, respectively, or 85%, 69% and 61% of net product revenue, respectively. The increase on gross profit percentage and aggregate dollars from net product revenue for fiscal year 2002 as compared to fiscal year 2001 was due primarily to an increase in higher margin TeleVantage sales coupled with a decrease in the percentage of revenue derived from lower margin Dialogic add-on hardware. The increase in gross profit percentage from net product revenues for fiscal year 2001 as compared to fiscal year 2000 was due to an increase in higher margin TeleVantage software sales and the Company's decision to discontinue selling low margin add-on Dialogic hardware in April 2000. In addition, fiscal year 2000 gross profit margins were favorably impacted by the sale of the Visual Voice source code. The net decrease in aggregate dollars of gross profit margin from product revenues for fiscal year 2001 as compared to fiscal year 2000 was principally due to the recognition of $2.7 million in revenues from the sale of the Company's Visual Voice source code as net product revenue between October 1, 1999 and June 30, 2000 and the discontinuation of Visual Voice product sales in fiscal year 2001. Gross profit may fluctuate on a quarterly and yearly basis because of product mix, pricing actions and changes in sales and inventory allowances.

     SERVICES. The Company's gross profit from net services revenues was nominal in fiscal year 2002. In fiscal years 2001 and 2000, gross profit was $ 700,000 and $1.7 million respectively, or 30% and 72% of net services revenues, respectively. The decrease in both aggregate dollars of gross profit from net services revenues and gross profit percentage for fiscal year 2001 as compared to fiscal year 2000 was principally the result of the inclusion of $1.5 million in professional service fees earned as an element of the Visual Voice software code sale and recognized in fiscal year 2000. Upon the sale of its Visual Voice source code in fiscal year 2000, the Company agreed to provide service and sales support to Intel from October 1, 1999 to June 30, 2000.

SALES AND MARKETING

     Sales and marketing expenses were $5.9 million, $8.9 million and $10.0 million for fiscal year 2002, 2001 and 2000, respectively, representing 100%, 119% and 64% of total net revenue, respectively. The decrease in sales and marketing expenses in aggregate dollars and as a percentage of total net revenue for fiscal year 2002 compared to fiscal year 2001 was due primarily to a reduction in marketing and sales personnel costs as a result of workforce reductions implemented in April 2000 and September 2001 and a reduction in marketing program expense. The decreases in sales and marketing expenses in aggregate dollars for fiscal year 2001 as compared to fiscal year 2000 was due principally to the recognition of a non-cash charge of $2.3 million during the quarter ended March 31, 2000 associated with Artisoft common stock and a warrant issued to Toshiba. This decrease was partially offset by an increase in sales, support and marketing personnel costs between fiscal year 2000 and 2001 to support anticipated revenue streams from the release of TeleVantage 4.0, and the Company's arrangements with Toshiba and Intel. In January 2000, Toshiba acquired 100,000 shares of Artisoft common stock at a price of $6.994 per share and has the right to acquire an additional 50,000 shares pursuant to a warrant agreement at a strike price of $6.994. The fair market value of the Artisoft common stock on the date of execution of the definitive agreement was $21.50. The difference between the issuance price and fair market value of the Artisoft common stock, and the fair value of the warrants (which were priced based on the Black Scholes Options Pricing Model) was charged to selling expense in the quarter ended March 31, 2000. The Company received proceeds from Toshiba of $700,000 from this transaction and a total of $2.3 million was charged to selling expense. $3.0 million was recorded as an addition to paid-in-capital.

     Sales and marketing expenses as a percentage of total revenue decreased to 100% in fiscal year 2002 from 119% in fiscal year 2001. The decrease is primarily a result of lower marketing expenses partially offset by lower net service revenue. Sales and marketing expense as a percentage of total revenue increased to 119% in fiscal year 2001 from 64% in fiscal year 2000. The increase in sales and marketing expenses as a percentage of total revenue for fiscal year 2001 as compared to fiscal year 2000 is primarily the result of the overall decrease in total net revenue during fiscal year 2001 and the aforementioned increase in sales and marketing costs.

PRODUCT DEVELOPMENT

     Product development expenses were $3.5 million, $3.7 million and $3.1 million for fiscal year 2002, 2001 and 2000, respectively, representing 60%, 49% and 20% of total net revenue, respectively. For the fiscal year ended June 30, 2001 approximately $1.7 million of development effort related to service revenue and was classified to cost of sales compared to $700,000 in fiscal year 2000. In both the 2001 and 2000 fiscal years, these costs were associated with the Intel and Toshiba development projects, which were completed in the quarter ended September 30, 2001. The Company reduced its development personnel headcount in September 2001 primarily as a result of the completion of the Intel and Toshiba development contracts. The increase in the ratio of development expense to total net revenue for fiscal year 2002 compared to fiscal year 2001 is due primarily to a lower allocation of development effort to cost of sales resulting from a reduction in net service revenue.

     The increase in aggregate product development expenses in fiscal year 2001 as compared to fiscal year 2000 is primarily attributable to the addition of resources to work on the development of TeleVantage. The addition of new development personnel during the fiscal year ended June 30, 2001 was required to meet product introduction timetables. The increase in development expenses as a percentage of total net sales in fiscal year 2001 as compared to fiscal year 2000 is principally the result of the overall decrease in Visual Voice sales during these periods and the aforementioned additional development personnel costs. The Company believes that continued development and introduction of new versions of TeleVantage to the market in a timely manner is critical to its future success.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $4.4 million, $4.9 million and $2.9 million for fiscal 2002, 2001 and 2000, respectively, representing 75%, 66% and 18% of total net revenue, respectively. The decrease in general and administrative expenses in aggregate dollars in fiscal year 2002 as compared to fiscal year 2001 is principally the result of reduced headcount for administrative personnel and other expense reductions. The increase in general and administrative expenses in aggregate dollars in fiscal year 2001 as compared to fiscal year 2000 is principally the result of additional occupancy cost incurred as the result of the expansion of the Company's Cambridge, Massachusetts-based headquarters and increased depreciation expense on the Company's fixed assets. The increase in general and administrative expenses as a percentage of total net sales in fiscal year 2002 as compared to fiscal year 2001 is principally attributable to a reduction in net service revenue. The increase in general and administrative expenses as a percentage of total net sales in fiscal 2001 compared to fiscal year 2000 is principally attributable to the overall decrease in net sales of Visual Voice products between fiscal year 2001 and fiscal year 2000 and the aforementioned increase in occupancy and depreciation expense.

OTHER INCOME (EXPENSE)

     Other income (expense), net was $200,000, $500,000 and $900,000 for fiscal year 2002, 2001 and 2000, respectively. The decrease in other income between fiscal years 2002 and 2001 and fiscal years 2001 and 2000 was the result of a lower level of interest rates combined with lower average cash and invested balances throughout the year.

INCOME TAX EXPENSE

     The effective tax rates for the Company were 0% for fiscal years 2002, 2001 and 2000. No income tax benefit was recognized for fiscal years 2002, 2001 or 2000, as the Company has fully utilized all federal net operating loss carryback potential.

FUTURE RESULTS

     The Company intends to continue investing in the sales, marketing and development of its software-based phone system, TeleVantage. The Company expects operating expenditures for fiscal year 2003 to be at approximately the same levels as in fiscal year 2002.

     The Company believes that future TeleVantage revenues will increase and thereby reduce future operating losses. However, the rate at which these revenues may increase will be highly dependent on the overall telecom industry capital spending environment, the rate of market acceptance of TeleVantage and the success of the Company's strategic relationships including Toshiba and Intel. See "Risk Factors" below.

     Specifically, through an OEM development arrangement with Artisoft, Toshiba is marketing TeleVantage 4.0 under the Strata CS brand, which is being distributed and supported through Toshiba's established dealer channel. Under the terms of the agreement, Toshiba will purchase licenses of customized versions of the TeleVantage software product to be integrated with its digital handsets and communications server product offerings. Any significant delay, cancellation, or termination of this arrangement with Toshiba will have a material adverse effect on the Company's future results of operations. However, any such events will be mitigated to the extent of the minimum revenue guarantees provided to us by Toshiba for a total remaining amount of $1.8 million through September 30, 2003. The agreement expires in December 2003.

     In May 2001, Artisoft announced the first release of TeleVantage CTM Suite, which delivers on the Company's joint engineering relationship with Intel. TeleVantage CTM Suite is being pre-loaded on certain configurations of Intel's Converged Communications Platform, an open, standards-based, application-ready platform that supports a broad range of compatible telephony and business applications, peripherals, and services from multiple vendors on a single system. The Company delivered a final version of this product to Intel in May 2001 and has completed its development obligations under this agreement. Although TeleVantage CTM Suite began shipping in August 2001, due to changes in Intel release schedules, the Company expects that any significant revenues from the CTM Suite will be delayed until calendar year 2003. Any significant further delay or cancellation or termination of this arrangement with Intel will have a material adverse effect on the Company's future revenue growth.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of $6.0 million at June 30, 2002 compared to $5.8 million at June 30, 2001. Working capital was $4.0 million at June 30, 2002 compared to $5.2 million at June 30, 2001, a decrease of $1.2 million. The decrease in working capital reflects a reduction in inventory of $600,000 and an increase of $400,000 and $500,000 in deferred revenue and reserve for stock rotation respectively. The increase in cash and cash equivalents of $200,000 is primarily a result of receipt of $6.8 million from the sale of Series B Preferred Stock on August 8, 2001 and on November 14, 2001 and $168,000 in proceeds received from the exercise of stock options and the purchase of common stock under the Company's Employee Stock Purchase Plan, less cash of $6.6 million used in operations and the purchase of property and equipment of $100,000. In fiscal year 2001 the Company liquidated its investments of $10.3 million and used the proceeds in operating activities. There were no investments at the end of fiscal year 2002.

     The Company used cash of $6.6 million to fund operating activities during the fiscal year ended June 30, 2002. The cash used in operating activities was principally the result of $8.6 million in net loss offset by depreciation and amortization of $775,000, net non-cash changes in accounts receivable, rotation and inventory allowances of $877,000, net decrease in other working capital items of $400,000.

     The Company leases office, product packaging, storage space and equipment under noncancelable operating lease agreements expiring through 2003.

     The approximate minimum rental commitments under noncancelable operating leases that have remaining noncancelable lease terms in excess of one year at June 30, 2002 were as follows:

           YEARS ENDING                        FUTURE MINIMUM
              JUNE 30                   LEASE PAYMENTS (IN THOUSANDS)
              -------                   -----------------------------
               2003                                $1,221
               2004                                 1,151
               2005                                 1,151
               2006                                   236
                                                   ------

               Total                               $3,759
                                                   ======

     On August 8, 2001, the Company entered into an agreement for a $7 million private placement financing to issue an aggregate of 2,800,000 shares of its Series B Convertible Preferred Stock ("Series B Preferred"). $3.9 million of the financing was received on August 8, 2001 upon the issuance of 1,560,000 shares of Series B Preferred. The remaining $3.1 million was received on November 14, 2001 upon the issuance of the remaining 1,240,000 shares of Series B Preferred. Under the terms of the agreement, each share of Series B Preferred was issued at a price of $2.50. At the election at any time of the holder thereof, each share of Series B Preferred initially could be converted into one share of the Company's common stock, subject to adjustment in certain events. As a result of the Company's September 2002 financing (discussed below) each share of Series B Preferred is now convertible into approximately 2.38 shares of common stock. Under certain circumstances, the Company has the right to effect the automatic conversion of the Series B Preferred to common stock in the event the closing per share bid price of the common stock exceeds $5.00 per share for 30 consecutive trading days. The Series B Preferred, in general, votes with the common stock as one class, with Series B Preferred shares voting on a basis equal to the number of shares of common stock into which they convert. In addition, the holders of the Series B Preferred, as a class, are entitled to elect up to two directors of the Company and have a preference in liquidation over the common stockholders. On August 28, 2002, the holders of Series B Preferred exercised their right to elect Robert J. Majteles to our board of directors. The holders of Series B Preferred have not yet exercised their right to elect an additional director. The shares of Series B Preferred are entitled to receive dividends only when and if declared by the Board of Directors of the Company. Such dividends shall be paid to holders of Series B Preferred, prior to any such distribution to holders of common stock, on a per share basis equal to the number of shares of common stock into which each share of Series B Preferred is then convertible.

     In addition, pursuant to the agreement for the financing, the Company issued to the holders of the Series B Preferred, warrants to purchase up to 1,560,000 and 1,240,000 shares of the Company's common stock on August 8, 2001 and November 14, 2001, respectively. The warrants expire on September 30, 2006 and were initially exercisable at a per share price of $3.75. As a result of the Company's September 2002 financing (discussed below) the warrants are now exercisable at a per share price of $1.05. The warrants have a call provision that provides that if the closing per share bid price of the common stock exceeds $7.50 per share for 30 consecutive trading days and certain other conditions are met, the Company has the right to require the warrant holders to exercise their warrants for common stock. Both the per share exercise price and the number of shares issuable upon exercise of the warrants are subject to adjustment in certain events.

     The fair market value of the warrants issued on August 8, 2001, as calculated using a Black Scholes pricing model, was estimated at $3.7 million and was recorded as a credit to additional paid-in capital. The value of the beneficial conversion feature embedded in the outstanding shares of Series B Preferred issued on August 8, 2001 was estimated to be $2.4 million and was recorded as an immediate non-cash dividend to the Series B Preferred stockholders with a corresponding credit to additional paid-in-capital. This dividend, which represents a purchase discount to the Series B Preferred stockholders for shares that may be converted into common shares, was included in the computation of the loss available to common stockholders and in the loss per share for the fiscal year ended June 30, 2002. The excess of the aggregate fair value of the beneficial conversion feature over the proceeds received amounted to $1 million and it was not reflected in the results of operations or financial position of the Company at June 30, 2002.

     The fair market value of the warrants issued on November 14, 2001, as calculated using a Black Scholes pricing model, was estimated at $1.2 million and was recorded as a credit to additional paid-in capital. The value of the beneficial conversion feature embedded in the outstanding shares of Series B Preferred issued on November 14, 2001 was estimated to be $.4 million and was recorded as an immediate non-cash dividend to the Series B Preferred stockholders with a corresponding a credit to additional paid-in-capital. The dividend, which represents a purchase discount to the preferred stockholders for shares that may be converted into common shares, was included in the computation of the loss available to common stockholders and in the loss per share for the fiscal year ended June 30, 2002.

     The Company has registered for resale by the investors in the 2001 financing the shares of common stock originally issuable upon conversion of the Series B Preferred and upon exercise of the warrants. Under its registration rights agreement with those investors, the Company is required to register for resale by the investors the additional shares of common stock issuable upon conversion of the Series B Preferred as a result of the Company's September 2002 financing (discussed below).

     On August 8, 2002, we entered into a purchase agreement under which we agreed to issue and sell 1,904,800 shares of common stock at a per share purchase price equal to $1.05 in a private placement financing. On September 27, 2002 we received gross proceeds from the issuance and sale of that common stock in the amount of $2,000,040. Under its registration rights agreement with the investors in this September 2002 financing, the Company is required to register these shares of common stock for resale by the investors. The shares of common stock issued and sold to the investors are subject to purchase price adjustments in certain events during the 24-month period following the first effective date of a registration statement to be filed by Artisoft covering the resale of those shares. In the event of a purchase price adjustment, the Company will be required to issue additional shares of common stock to the investors for no additional consideration and to register those additional shares for resale by the investors. The investors in the September 2002 financing have the right to designate one person for election to our board of directors, and we will be required to use our best efforts to cause that person to be elected to the board of directors. The investors have not yet exercised this right.

     The investors in each of the 2001 and September 2002 financings have the right to participate, up to their pro rata share in the respective financing, in future non-public capital raising transactions by the Company. This right, as held by the investors in the September 2002 financing, is not exercisable unless and until the expiration or termination in full of the similar rights of the investors in the 2001 financing.

     The closing of the issuance and sale of shares of common stock in the September 2002 financing resulted in anti-dilution adjustments to the series B preferred stock and the warrants issued in Artisoft's 2001 financing. As a result of these anti-dilution adjustments, each share of series B preferred stock is convertible into approximately 2.38 shares of common stock. Prior to the issuance and sale of shares of common stock under this agreement each share of series B preferred stock was convertible into one share of common stock. In addition, the per share exercise price of each warrant has been reduced from $3.75 to $1.05. These adjustments will result in a significant increase in potential common shares outstanding and a significant non cash dividend to the Series B preferred shareholders and therefore will result in an estimated $2 million increase in our loss per share available to common shareholders in the first quarter and fiscal year ended 2003 as well as the cumulative periods results for the second, third and fourth quarters of fiscal 2002.

     The Company anticipates that based on its anticipated pipeline and forecasts from strategic partners that existing cash balances at June 30, 2002 combined with gross proceeds of $2.0 million received by the Company in the September 2002 financing will be adequate to meet the Company's current and expected cash requirements for the next year. However, a change in circumstance, such as a reduction in the demand for our products, could necessitate that the Company seek additional debt or equity capital. See "Risk Factors" below. In addition, the Company may also from time to time seek debt or equity financing for various business reasons. In the event the Company seeks and successfully receives additional equity capital, such additional financing may result in significant shareholder dilution. There can be no assurance that any such additional financing will be available when needed or on acceptable terms to allow the Company to successfully achieve its operating plan or fund future investment in its TeleVantage product line.

     Our common stock trades on the Nasdaq National Market. In order to continue trading on the Nasdaq National Market, we must satisfy the continued listing requirements for that market. Last year, the Nasdaq National Market enacted changes to its continued listing requirements. The changes are effective for Artisoft on November 1, 2002. We are not in compliance with the continued listing requirements which are effective on November 1, 2002.

     Under the continued listing requirement standard currently utilized by Artisoft, we are required to have minimum net tangible assets of $4.0 million. Under the continued listing requirements applicable to Artisoft on November 1, 2002, the minimum net tangible asset requirement is replaced with a minimum shareholders' equity requirement of $10.0 million. At June 30, 2002, we had shareholders' equity of $5.1 million. We do not anticipate that we will satisfy the $10.0 million shareholders' equity requirement as of November 1, 2002 and therefore expect that our common stock will be delisted from the Nasdaq National Market. In addition, the minimum bid price of our common stock is currently below the $1.00 per share minimum bid price continued listing requirement in effect both now and on November 1, 2002. The listing of our common stock on the Nasdaq National Market is currently being maintained under a grace period permitted by Nasdaq Marketplace Rule 4450(e)(2).

     In light of the foregoing, we expect to apply to transfer the listing of our common stock from the Nasdaq National Market to the Nasdaq SmallCap Market. There can be no assurance that our application will be approved, or if approved, that we will be able to maintain compliance with the continued listing requirements of the Nasdaq SmallCap Market. If our application is not approved our common stock may trade on either the over-the-counter electronic bulletin board or the Pink Sheets.

     A delisting of our common stock from the Nasdaq National Market, including a transfer of the listing of our common stock to the Nasdaq SmallCap Market, would materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, any such delisting would materially adversely affect our access to the capital markets, and the limited liquidity and reduced price of our common stock would materially adversely affect our ability to raise capital through alternative financing sources on terms applicable to us or at all.

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

     The FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, effective for fiscal years beginning May 15, 2002 or later that rescinds FASB Statement No. 4,

Reporting Gains and Losses from Extinguishment of Debt, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, and FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement Amends FASB Statement No. 4 and FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company is currently examining the effect of this pronouncement on the results of operations and financial position of the Company, but currently believes the effect will not be material.

     On July 30, 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement No. 146 is based on the fundamental principle that a liability for a cost associated with an exit or disposal activity should be recorded when it (1) is incurred, that is, when it meets the definition of a liability in FASB Concepts Statement No. 6, "Elements of Financial Statements", and (2) can be measured at fair value. The principal reason for issuing Statement 146 is the Board's belief that some liabilities for costs associated with exit or disposal activities that entities record under current accounting pronouncements, in particular Issue 94-3, do not meet the definition of a liability. Statement 146 nullifies Issue 94-3; thus, it will have a significant effect on practice because commitment to an exit or disposal plan no longer will be a sufficient basis for recording a liability for costs related to those activities. Statement No. 146 is effective for exit and disposal activities initiated after December 31, 2002. An entity would continue to apply the provisions of Issue 94-3 to an exit activity that it initiated under an exit plan that met the criteria of Issue 94-3 before the entity initially applied Statement 146. The Company is currently examining the effect of this pronouncement on the results of operations and financial position of the Company, but currently believes the effect will not be material.

RISK FACTORS

     We caution you that the following important factors, among others, in the future could cause our actual results to differ materially from those expressed in forward-looking statements made by or on behalf of us in filings with the Securities and Exchange Commission, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Annual Report on Form 10-K, and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below are important in determining future results. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make in our reports filed with the Securities and Exchange Commission.

OUR REVENUES ARE DEPENDENT UPON SALES OF A SINGLE PRODUCT.

     Our revenues are derived from sales of a single family of products, TeleVantage. TeleVantage is a relatively new product in the emerging market for software-based phone systems and it is difficult to predict when or if sales of TeleVantage will increase substantially or at all. We face a substantial risk that our sales will continue to not cover our operating expenses and that we will continue to incur operating losses. Our business will fail if we are unable to substantially increase our revenues from sales of TeleVantage, whether as a result of competition, technological change, price pressures or other factors.

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR FUTURE LOSSES.

     We had operating losses for the year ended June 30, 2002 and in each of the last eight fiscal years, and negative cash flow from operating activities in four out of the last eight fiscal years including the year ended June 30, 2002. The Company intends to continue investing in the sales, marketing and development of its software-based phone system, TeleVantage. The Company expects operating expenditures for fiscal year 2003 to be at approximately the same levels as in as fiscal year 2002.

     The Company believes that future TeleVantage revenues will increase and thereby reduce future operating losses. However, the rate at which these revenues increase will be highly dependent on the overall telecom industry capital spending environment, the rate of market acceptance of TeleVantage and the success of the Company's strategic relationships with Toshiba and Intel However, we still expect to incur significant future operating losses and negative cash flows. If our revenues do not increase significantly we may never achieve profitability, on a sustained basis or at all, or generate positive cash flow in the future. In that case our business will fail.

OUR OPERATING RESULTS VARY, MAKING FUTURE OPERATING RESULTS DIFFICULT TO
PREDICT.

     Our operating results have in the past fluctuated, and may in the future fluctuate, from quarter to quarter, as a result of a number of factors including, but not limited to

* the extent and timing of sales and operating expense increases and decreases;

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

*    our success in our sales and marketing efforts;

* deferrals of orders by our customers in anticipation of new products, product enhancements or operating systems;

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

     The Company delivered a final version of TeleVantage CTM Suite to Intel in May 2001 and has completed its development obligations under our agreement with them. Although TeleVantage CTM Suite began shipping in August 2001, the Company expects that significant revenues from the CTM Suite will be delayed until calendar year 2003. In addition, the Company's pricing of TeleVantage CTM Suite varies based on configuration. There can be no guarantee that sales of Intel's Converged Communication Platform will ship in sufficient volume or produce revenues that meet the Company's expectations. Any significant delay or, cancellation or termination of this arrangement with Intel will have a material adverse affect on the Company's future results of operations.

OUR COMMON STOCK WILL BE DELISTED FROM THE NASDAQ NATIONAL MARKET.

     Our common stock trades on the Nasdaq National Market. In order to continue trading on the Nasdaq National Market, we must satisfy the continued listing requirements for that market. Last year, the Nasdaq National Market enacted changes to its continued listing requirements. The changes are effective for Artisoft on November 1, 2002. We are not in compliance with the continued listing requirements which are effective on November 1, 2002.

     Under the continued listing requirement standard currently utilized by Artisoft, we are required to have minimum net tangible assets of $4.0 million. Under the continued listing requirements applicable to Artisoft on November 1, 2002, the minimum net tangible asset requirement is replaced with a minimum shareholders' equity requirement of $10.0 million. At June 30, 2002 we had shareholders' equity of $5.1 million. We do not anticipate that we will satisfy the $10.0 million shareholders' equity requirement as of November 1, 2002 and therefore expect that our common stock will be delisted from the Nasdaq National Market. In addition, the minimum bid price of our common stock is currently below the $1.00 per share minimum bid price continued listing requirement in effect both now and on November 1, 2002. The listing of our common stock on the Nasdaq National Market is currently being maintained under a grace period permitted by Nasdaq Marketplace Rule 4450(e)(2).

     In light of the foregoing, we expect to apply to transfer the listing of our common stock from the Nasdaq National Market to the Nasdaq SmallCap Market. There can be no assurance that our application will be approved, or if approved, that we will be able to maintain compliance with the continued listing requirements of the Nasdaq SmallCap Market. If our application is not approved our common stock may trade on either the over-the-counter electronic bulletin board or the Pink Sheets.

     A delisting of our common stock from the Nasdaq National Market, including a transfer of the listing of our common stock to the Nasdaq SmallCap Market, would materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, any such delisting would materially adversely affect our access to the capital markets, and the limited liquidity and reduced price of our common stock would materially adversely affect our ability to raise capital through alternative financing sources on terms applicable to us or at all.

WE MAY HAVE A NEED TO PROCURE ADDITIONAL THIRD PARTY FINANCING, BUT FINANCING MAY NOT BE AVAILABLE WHEN NEEDED OR UPON TERMS ACCEPTABLE TO US. IF A FINANCING IS CONSUMMATED, CURRENT STOCKHOLDERS MAY EXPERIENCE SUBSTANTIAL DILUTION OF THEIR OWNERSHIP IN ARTISOFT.

     In the past, we have funded our continuing operations and working capital requirements primarily through cash from operations and the sale of our securities. In order to obtain the funds to continue our operations and meet our working capital requirements, we may require additional equity financing or debt financing. We may also from time to time seek additional equity financing or debt financing in order to fund other business initiatives, including the acquisition of other businesses. Additional financing may place significant limits on our financial and operating flexibility, and any future financing could result in substantial dilution to our stockholders. The holders of our Series B Preferred Stock and the holders of common stock issued pursuant to our September 2002 financing have anti-dilution protection in the event of a future dilutive issuance of our stock. In addition, those same investors all have the right to participate, up to their pro rata share in their respective financing, in future capital raising transactions by the Company. The existence of this right may substantially reduce the Company's ability to establish terms with respect to, or enter into, any such financing with parties other than the investors. There can be no assurance that any such additional equity financing or debt financing will be available to us when needed or on terms acceptable to us. If we are not able to successfully obtain additional equity financing or debt financing, if needed, the business, financial condition and results of operations of Artisoft will be materially and adversely affected.

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

     We are exposed to the risk of product returns from our distributors and value-added resellers, which are estimated and recorded by us as a reduction in sales. In addition, we are exposed to the risk of fluctuations in quarterly sales if resellers and distributors purchase and hold excessive amounts of inventory at any time or otherwise change their purchasing patterns. Although we monitor our distributor inventories and current and projected levels of sales, overstocking may occur with TeleVantage because of rapidly evolving market conditions. In addition, the risk of product returns may increase if the demand for TeleVantage were to rapidly decline due to regional economic troubles or increased competition. All of these risks are exacerbated as TeleVantage is our sole product line and the market for TeleVantage and similar products is newly emerging. There can be no assurance that actual product returns will not exceed our allowances for these returns. Any overstocking by resellers or distributors or any product returns in excess of recorded allowances could adversely affect our revenues. To the extent we may, in the future, introduce new products, the predictability and timing of sales to end-users and the management of returns to us of unsold products by distributors and volume purchasers may become more complex and could result in material fluctuations in quarterly sales and operating results. In fiscal year 2002, the Company recorded a stock rotation reserve of $800,000 as a reduction to revenue. The OEM agreement with Toshiba llows for the rotation of inventory it holds for updated versions of the products. The stock rotation reserve was recorded based on the estimated amount of TeleVantage 4.0 inventory that Toshiba likely will rotate with the expected release of TeleVantage 5.0 later this calendar year. For Toshiba product sales commencing on or after April 1, 2002, the Company began to defer revenue beginning in the fourth quarter of fiscal year 2002 until the product is resold by Toshiba to its customers. The deferral of revenue is due to increasing Toshiba inventory levels, which has resulted in Artisoft not having the ability to reasonably estimate potential future stock rotations resulting from future product releases and their effect on further Toshiba revenue.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     MARKET RISK. During the normal course of business Artisoft is routinely subjected to a variety of market risks, examples of which include, but are not limited to, interest rate movements and collectability of accounts receivable. Artisoft currently assesses these risks and has established policies and practices to protect against the adverse effects of these and other potential exposures. Although Artisoft does not anticipate any material losses in these risk areas, no assurances can be made that material losses will not be incurred in these areas in the future.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                 ARTISOFT, INC.
                          INDEX TO FINANCIAL STATEMENTS

                                                                 Page Reference
                                                                   Form 10-K
                                                                   ---------
Independent Auditors' Report                                           45

Consolidated Financial Statements:

  Consolidated Balance Sheets as of June 30, 2002 and 2001.......      46
  Consolidated Statements of Operations for the years ended
  June 30, 2002, 2001 and 2000...................................      47
  Consolidated Statements of Changes in Shareholders' Equity
  for the years ended June 30, 2002, 2001 and 2000...............      48
  Consolidated Statements of Cash Flows for the years ended
  June 20, 2002, 2001 and 2000...................................      49
  Notes to Consolidated Financial Statements.....................      50

     All schedules are omitted because they are not required, are not applicable, or the information is included in the financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Artisoft, Inc. and subsidiaries:

     We have audited the accompanying consolidated balance sheets of Artisoft, Inc. and subsidiaries as of June 30, 2002 and 2001 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended June 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Artisoft, Inc. and subsidiaries as of June 30, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP



Boston, Massachusetts

August 6, 2002, except for Note 13 which is as of September 27, 2002

                         ARTISOFT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

ASSETS                                                                          JUNE 30,
                                                                         ----------------------
                                                                            2002        2001
                                                                         ---------    ---------
Current assets:
  Cash and cash equivalents ........................................     $   6,020    $   5,801

  Receivables:
    Trade accounts, net allowances of $118 and $249 in
      2002 and 2001, respectively ..................................         1,199          972
    Other receivables ..............................................            --           27
  Inventories ......................................................            14          674
  Prepaid expenses .................................................           274          500
                                                                         ---------    ---------
           Total current assets ....................................         7,507        7,974
                                                                         ---------    ---------
Property and equipment .............................................         3,480        3,331
  Less accumulated depreciation and amortization ...................        (2,682)      (1,943)
                                                                         ---------    ---------
      Net property and equipment ...................................           798        1,388
                                                                         ---------    ---------
Other assets .......................................................           257          187
                                                                         ---------    ---------
                                                                         $   8,562    $   9,549
                                                                         =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable .................................................     $     376    $     682
  Accrued liabilities ..............................................         1,569        1,424
  Deferred revenue .................................................           578          168
  Reserve for stock rotations ......................................           940          484
                                                                         ---------    ---------
      Total current liabilities ....................................         3,463        2,758
                                                                         ---------    ---------
Commitments and contingencies ......................................            --           --

Shareholders' equity:
  Preferred stock, $1.00 par value. Authorized 11,433,600 shares ...
      Series A Preferred stock, $1.00 par value. Authorized
        50,000 Series A shares; no Series A shares issued at
        June 30, 2002 ..............................................            --           --

      Series B Preferred stock, $1.00 par value. Authorized
        2,800,000 Series B shares; issued 2,800,000 Series B
        shares at June 30, 2002 (Aggregate liquidation value
        $7 million) ................................................         2,800           --
  Common stock, $.01 par value. Authorized 50,000 shares;
    issued 29,167,613 shares at June 30, 2002 and 29,051,168
    shares at June 30, 2001 ........................................           292          291
  Additional paid-in capital .......................................       106,460      102,318
  Accumulated deficit ..............................................       (34,669)     (26,034)
  Less treasury stock, at cost, 13,320,500 shares at June 30,
    2002 and June 30, 2001 .........................................       (69,784)     (69,784)
                                                                         ---------    ---------
         Net shareholders' equity ..................................         5,099        6,791
                                                                         ---------    ---------
                                                                         $   8,562    $   9,549
                                                                         =========    =========

          See accompanying notes to consolidated financial statements.

                         ARTISOFT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             YEARS ENDED JUNE 30,
                                                      --------------------------------
                                                        2002        2001        2000
                                                      --------    --------    --------
Net revenue:
   Product .......................................    $  5,832    $  5,041    $ 13,283
   Services ......................................          20       2,423       2,406
                                                      --------    --------    --------
     Total net revenue ...........................       5,852       7,464      15,689

Cost of sales:
   Product .......................................         870       1,558       5,242
   Services ......................................          12       1,695         665
                                                      --------    --------    --------
     Total cost of sales .........................         882       3,253       5,907

Gross profit:
   Product .......................................       4,962       3,483       8,041
   Services ......................................           8         728       1,741
                                                      --------    --------    --------
     Total gross profit ..........................       4,970       4,211       9,782

Operating expenses:
   Sales and marketing ...........................       5,893       8,884      10,014
   Product development ...........................       3,486       3,691       3,078
   General and administrative ....................       4,414       4,922       2,870
                                                      --------    --------    --------
         Total operating expenses ................      13,793      17,497      15,962
                                                      --------    --------    --------

Loss from operations .............................      (8,823)    (13,286)     (6,180)
                                                      --------    --------    --------
Other income (expense):
   Interest income ...............................         188         507         919
   Interest expense ..............................          --          --         (12)
   Other .........................................          --          23           8
                                                      --------    --------    --------
         Total other income ......................         188         530         915
                                                      --------    --------    --------

         Net loss from continuing operations .....      (8,635)    (12,756)     (5,265)

Income from discontinued operations, net of tax...          --          --         880
Loss on sale of discontinued operations ..........          --          --        (101)
                                                      --------    --------    --------
         Net loss ................................      (8,635)    (12,756)     (4,486)

Dividend to Series B preferred stock .............      (2,766)         --          --
                                                      --------    --------    --------
Loss applicable to common stock ..................    $(11,401)   $(12,756)  $  (4,486)
                                                      --------    --------    --------
Net loss per common share from continuing
     operations-Basic and Diluted ................    $   (.72)   $   (.82)   $   (.35)
                                                      ========    ========    ========

Net loss per common share-Basic and Diluted ......    $   (.72)   $   (.82)   $   (.30)
                                                      ========    ========    ========
Weighted average common shares outstanding-
     Basic and Diluted ...........................      15,760      15,476      15,171
                                                      ========    ========    ========

          See accompanying notes to consolidated financial statements.

                         ARTISOFT, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                           COMMON STOCK          PREFERRED STOCK
                                      ---------------------  ---------------------  ADDITIONAL                              NET
                                                   $.01 PAR              $1.00 PAR   PAID-IN   ACCUMULATED  TREASURY   SHAREHOLDERS'
                                        SHARES       VALUE     SHARES      VALUE     CAPITAL     DEFICIT      STOCK       EQUITY
                                      -----------   -------  ----------   -------   ---------   ---------   ---------    --------
Balances at June 30, 1999 .........    28,144,477   $   281          --   $    --   $  96,869   $  (8,792)  $ (69,784)   $ 18,574

Issuance of common stock to a
  third party for services ........       100,000         1          --        --       2,988          --          --       2,989
Exercise of common stock options ..       459,111         5          --        --       1,269          --          --       1,274
Issuance of common stock under
 employee stock purchase plan .....        39,156        --          --        --         237          --          --         237
Net loss ..........................            --        --          --        --          --      (4,486)         --      (4,486)
                                      -----------   -------  ----------   -------   ---------   ---------   ---------    --------
Balances at June 30, 2000 .........    28,742,744       287          --        --     101,363     (13,278)    (69,784)     18,588
Exercise of common stock options ..       272,039         4          --        --         843          --          --         847
Issuance of common stock under
 employee stock purchase plan .....        36,385        --          --        --         112          --          --         112
Net loss ..........................            --        --          --        --          --     (12,756)         --     (12,756)
                                      -----------   -------  ----------   -------   ---------   ---------   ---------    --------
Balances at June 30, 2001 .........    29,051,168       291          --        --     102,318     (26,034)    (69,784)      6,791

Sale of Series B Preferred
Stock Offering: ...................
    Series B preferred stock, net
     of issuance costs ............                           2,800,000     2,800       3,975                               6,775
    Warrants ......................                                                     2,766                               2,766
Non cash dividend paid on
 series B preferred ...............                                                    (2,766)                             (2,766)
Exercise of common stock options ..         7,000                                          22                                  22
Issuance of common stock under
 employee stock purchase plan .....       108,445         1                               145                                 146
Net Loss ..........................                                                                (8,635)                 (8,635)
                                      -----------   -------  ----------   -------   ---------   ---------   ---------    --------
Balance at June 30, 2002 ..........    29,166,613   $   292   2,800,000   $ 2,800   $ 106,460   $ (34,669)  $  69,784       5,099
                                      ===========   =======  ==========   =======   =========   =========   =========    ========

          See accompanying notes to consolidated financial statements.

                         ARTISOFT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  YEARS ENDED JUNE 30,
                                                                            --------------------------------
                                                                              2002        2001        2000
                                                                            --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ............................................................     $ (8,635)   $(12,756)   $ (4,486)

  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization ...................................          775         803         617
      Loss from disposition of property and equipment, net ............           --          --          32
      Non-cash changes in accounts receivable, rotation and
      inventory allowances:
        Additions .....................................................        1,009         127         259
        Reductions ....................................................         (890)       (467)        (20)
      Common stock issued for services ................................           --          --       2,989

  Changes in assets and liabilities:
      Receivables -
        Trade accounts ................................................         (136)        911         501
        Other receivables .............................................           27         119         (99)
      Inventories .....................................................          527         102        (506)
      Prepaid expenses ................................................          226        (134)        (65)
      Other assets ....................................................         (106)         (8)         --
      Accounts payable ................................................         (306)       (246)         (3)
      Accrued liabilities .............................................          145        (513)        700
      Deferred revenue ................................................          410         127          32
      Reserve for stock rotation                                                 379         484          --
      Assets from discontinued operations .............................           --       1,864        (348)

          Net cash used in operating activities .......................       (6,575)     (9,587)     (1,399)
                                                                            --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds on sales of investments prior to
    maturity ..........................................................           --      10,287          --
  Purchases of investment securities ..................................           --          --     (10,287)
  Purchases of property and equipment .................................         (149)       (978)       (853)
                                                                            --------    --------    --------
          Net cash provided by (used in) investing activities .........         (149)      9,309     (11,140)
                                                                            --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock (net of issue costs).......        6,775          --          --
  Proceeds from issuance of common stock ..............................          168         959       1,511
                                                                            --------    --------    --------
          Net cash provided by financing activities ...................        6,943         959       1,511
                                                                            --------    --------    --------

Net increase (decrease) in cash and cash equivalents ..................          219         681     (11,028)
Cash and cash equivalents, beginning of year ..........................        5,801       5,120      16,148
                                                                            --------    --------    --------
Cash and cash equivalents, end of year ................................     $  6,020    $  5,801    $  5,120
                                                                            ========    ========    ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Non cash dividend to Series B Preferred Stockholders ................     $  2,766          --          --
                                                                            ========    ========    ========
  Cash paid during the year for:
      Interest ........................................................     $      4    $     --    $     12
                                                                            ========    ========    ========
      Income taxes ....................................................     $     --    $      3    $     17
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

CASH EQUIVALENTS

     The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. As of June 30, 2002 and 2001, the Company has classified securities of $5.6 million and $3.0 million, respectively, with a maturity of less than three months as cash and cash equivalents.

CONCENTRATION OF CREDIT RISK, PRODUCT REVENUE AND MAJOR CUSTOMERS

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and trade receivables. The Company also places its cash and cash equivalents with high-credit-quality financial institutions. Credit risk with respect to trade receivables is generally concentrated in well-established entities. The Company often sells its products through third-party customers, and, as a result, may maintain individually significant receivable balances with major customers. The Company believes that its credit evaluation, approval and monitoring processes substantially mitigate potential credit risks.

     The Company sells its products through a variety of channels of distribution, including distributors, resellers and original equipment manufacturers (OEMs). In fiscal 2002, one customer accounted for 32% of the Company's net sales. In fiscal year 2001, three customers accounted for approximately 21%, 18% and 15% of net sales respectively. In fiscal year 2000 one customer accounted for 20% of the Company's net sales as a result of that customer's acquisition of the Company's Visual Voice product lines.

     At June 30, 2002 three customers accounted for approximately 30%, 16% and 14% of the Company's outstanding trade receivables. At June 30, 2001 two customers accounted for approximately 41% and 16%, respectively, of the Company's outstanding trade receivables. At June 30, 2000, one customer accounted for approximately 23% of the Company's outstanding trade accounts receivable and one customer accounted for approximately 10% of the outstanding trade accounts receivable. The loss of any of the major distributors, resellers or OEMs, or their failure to pay the Company for products purchased from the Company, could have an adverse effect on the Company's operating results. The Company's standard credit terms are net 30 days, although longer terms are provided to various major customers on a negotiated basis from time to time.

DISCONTINUED OPERATIONS

     In September 1999, the Company announced its intention to investigate the potential separation of its then two existing business units: the Communications Software Group (CSG) and the Computer Telephony Group (CTG). On June 2, 2000, the Company signed a definitive agreement to sell the CSG assets to Prologue Software Group for approximately $1.9 million in cash proceeds and retained approximately $1.1 million in CSG accounts receivable (approximate gross proceeds of $3.0 million). The Company subsequently collected on substantially all of these CSG accounts receivable. The sale was closed in July 2000 effective June 30, 2000. Thus the Company has reclassified the accompanying Consolidated Statements of Operations and Statements of Cash flows of CSG to Discontinued Operations.

The following is a summary of the operating results of the Discontinued Operations for the fiscal year ended June 30, 2000 (in thousands):

                                                       YEAR ENDED JUNE 30,
                                                              2000
                                                             ------
     Net Sales                                               $9,862
     Cost of Sales                                            2,382
                                                             ------
     Gross Profit                                             7,480
                                                             ------
     Operating Expenses                                       6,600
                                                             ------
     Net income                                              $  880
                                                             ======

     INVENTORIES

     Inventories are stated at the lower of cost or market and consist of Intel hardware, manuals, diskettes, CD-ROMs and packaging materials. Cost is determined using the first-in, first-out method.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and depreciated over the estimated useful lives of one to three years for computer software, three to five years for computer hardware and other equipment, three to seven years for furniture and fixtures, and the shorter of the asset life or the life of the lease in the case of leasehold improvements

OTHER ASSETS

     Other assets are stated at cost and are comprised of capitalized development costs and recoverable security deposits on leases.

     Development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established and until the products are available for sale, software development costs are capitalized and amortized over the greater of the amount computed using (a) the ratio that current gross revenue for the product bears to the total of current and anticipated future gross revenue for that product or (b) the straight line method over the estimated economic life of the product including the period being reported on. The amortization period has been determined as the life of the product which is generally two years.

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

REVENUE RECOGNITION

     The Company follows the provisions of the statement of position "SOP" 97-2, SOFTWARE REVENUE RECOGNITION as amended by SOP 98-9, Modification of SOP 97-2 Software Revenue Recognition, with Respect to Certain Transactions. Generally, the Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectability is reasonably assured. The Company reduces revenue for estimated customer returns, rotations and sales rebates when such amounts are estimable. When not estimable the Company defers revenue until the product is sold to the end customer. Revenue from software license agreements that have significant customizations and modification of the software product is deferred and recognized in a manner that approximates the percentage of completion method. As part of its product sales price, the Company provides telephone support which is generally utilized by the customer shortly after the sale. The cost of the phone support is not significant but is accrued in the financial statements. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue.

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

     In January 2000, the Company executed a strategic alliance agreement with Toshiba intended to allow the Company and Toshiba to deliver an integrated communications server and software-PBX solution for small and midsize businesses. TeleVantage 4.0 represents the results of a 1-1/2 year joint-engineering project with Toshiba to integrate TeleVantage with Toshiba digital handsets. Through an Original Equipment Manufacturer (OEM) arrangement with Artisoft, Toshiba is marketing TeleVantage 4.0 under the Strata CS brand, which is being distributed and supported through Toshiba's established dealer channel. Under the terms of the agreement, Toshiba will purchase licenses of TeleVantage for customized versions of the software product to be integrated with its digital handsets and communications server product offerings. The costs associated with this customization have been incurred and reported as an element of cost of sales as part of this development agreement. At the end of September 2001 and upon completion of the development portion of this arrangement, we began to account for product shipped to Toshiba as product sales. The OEM agreement with Toshiba allows for the rotation of inventory it holds for updated versions of the products. During the quarter ended March 31, 2002 revenue was reduced by $800,000 to provide a reserve for the estimated amount of version 4.0 inventory that Toshiba has the right to rotate for version 5.0 when TeleVantage
5.0 is introduced later this calendar year. Also, beginning in the fourth quarter of 2002, the Company began deferring revenue on current and future shipments to Toshiba until the product is resold to Toshiba's customers The deferral of revenue is due to increasing Toshiba inventory levels, which has resulted in Artisoft not having the ability to reasonably estimate potential future stock rotations resulting from future product releases and their effect on future revenue. For all other product sales, revenue is recognized at the time of shipment because as the Company has sufficient information, experience and history to support its ability to estimate future stock rotations.

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

COMPREHENSIVE INCOME (LOSS)

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) which established standards for reporting and display of comprehensive income and its components in the financial statements. The impact of unrealized gains/losses on marketable securities and cumulative translation adjustments from the foreign currency translation are reported in accumulated other comprehensive income (loss), as a separate component of Shareholders' equity. To date, the Company has not had any transactions recorded in comprehensive income (loss).

COMPUTATION OF NET LOSS PER SHARE

     Net Loss per share-basic is based upon the weighted average number of common shares outstanding. Net loss per diluted share is based upon the weighted average number of common and common equivalent shares outstanding assuming dilution. Common equivalent shares, consisting of outstanding stock options, warrants and convertible preferred stock are included in the per share calculations where the effect of their inclusion would be dilutive. See also note 13 on subsequent impact of stock offering.

     A reconciliation of basic weighted average common shares with weighted average shares assuming dilution is as follows (in thousands):

                                                          YEARS ENDED JUNE 30,
                                                        ------------------------
                                                         2002     2001     2000
                                                        ------   ------   ------
Weighted average shares - basic .....................   15,760   15,476   15,171

Net effective of dilutive potential common shares
   outstanding based on the Treasury stock method
   using the average market price ...................       --       --       --
                                                        ------   ------   ------

Weighted average common shares assuming dilution ....   15,760   15,476   15,171
                                                        ======   ======   ======

Antidilutive potential common shares excluded
  from the computation above ........................    5,690      290    1,171
                                                        ======   ======   ======

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

     The FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective for fiscal years beginning May 15, 2002 or later that rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, FASB Statement

No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, and FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement Amends FASB Statement No. 4 and FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company is currently examining the effect of this pronouncement on the results of operations and financial position of the Company, but currently believes the effect will not be material.

     On July 30, 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". Statement No. 146 is based on the fundamental principle that a liability for a cost associated with an exit or disposal activity should be recorded when it (1) is incurred, that is, when it meets the definition of a liability in FASB Concepts Statement No. 6, "Elements of Financial Statements", and (2) can be measured at fair value. The principal reason for issuing Statement 146 is the Board's belief that some liabilities for costs associated with exit or disposal activities that entities record under current accounting pronouncements, in particular Issue 94-3, do not meet the definition of a liability. Statement 146 nullifies Issue 94-3; thus, it will have a significant effect on practice because commitment to an exit or disposal plan no longer will be a sufficient basis for recording a liability for costs related to those activities. Statement No. 146 is effective for exit and disposal activities initiated after December 31, 2002. Early application is encouraged; however, previously issued financial statements may not be restated. An entity would continue to apply the provisions of Issue 94-3 to an exit activity that it initiated under an exit plan that met the criteria of Issue 94-3 before the entity initially applied Statement 146. The Company is currently examining the effect of this pronouncement on the results of operations and financial position of the Company, but currently believes the effect will not be material.

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

(2) INVENTORIES

     Inventories at June 30, 2002 and 2001 consist of the following (in thousands):

                                                                  June 30,
                                                              --------------
                                                               2002     2001
                                                              -----    -----
          Raw Materials ...................................   $  15    $  12
          Finished Goods ..................................     230      795
                                                              -----    -----
                                                                245      807
          Inventory obsolescence reserve ..................    (231)    (133)
                                                              -----    -----

                                                              $  14    $ 674
                                                              =====    =====

     Raw materials consist of packaging materials, CD-ROMs, disks and manuals. Finished goods consist of packaged software, Not-For-Resale kits (with both software and hardware content) and stand alone hardware, most of which has been identified as obsolete and provided for in the obsolescence reserve

(3) PROPERTY AND EQUIPMENT

     Property and equipment at June 30, 2002 and 2001 consist of the following (in thousands):

                                                             June 30,
                                                        ------------------
                                                          2002       2001
                                                        -------    -------
     Furniture and Fixtures .........................   $   132    $    78
     Computers, software and other equipment ........     3,016      2,921
     Leasehold improvements .........................       332        332
                                                          3,480      3,331
       Accumulated depreciation and amortization ....    (2,682)    (1,943)
                                                        -------    -------
                                                        $   798    $ 1,388
                                                        =======    =======

(4) OTHER ASSETS

     Other assets at June 30, 2002 and 2001 consist of the following (in thousands):

                                                               June 30,
                                                          ----------------
                                                          2002       2001
                                                          -----      -----
     Capitalized software development costs, net of
       accumulated amortization of $ 35...............    $  73      $  --
     Recoverable security deposits....................      184        187
                                                          -----      -----
                                                          $ 257      $ 187
                                                          =====      =====

(5) ACCRUED LIABILITIES

     Accrued liabilities at June 30, 2002 and 2001 consist of the following (in thousands):

                                                              June 30,
                                                        -------------------
                                                         2002         2001
                                                        ------       ------
     Compensation and benefits ..................       $  567       $  699
     Payroll, sales and property taxes ..........          104           77
     Marketing ..................................          102          274
     Professional fees ..........................          347          191
     Other taxes payable ........................          195          160
     Other ......................................          254           23
                                                        ------       ------
                                                        $1,569       $1,424
                                                        ======       ======

(6) SHAREHOLDERS' EQUITY

PREFERRED STOCK

     The Company has authorized 11,433,600 shares of preferred stock par value $1.00 per share, of which 2,800,000 shares have been issued as of June 30, 2002 and no shares had been issued at June 30, 2001. On December 6, 1994, the Board of Directors of the Company authorized the designation and reservation of 50,000 shares of preferred stock as "Series A Participating Preferred Stock" subject to a Rights Agreement dated December 23, 1994. The reserved shares were to be automatically adjusted to reserve such number of shares as may be required in accordance with the provisions of the Series A Participating Preferred Stock and the Rights Agreement. The Rights agreement was to expire in December 2004. In connection with the issuance of the Series B Preferred Stock the Company's Board of Directors terminated the Rights Agreement effective December 31, 2001.

     On August 8, 2001, the Company entered into an agreement for a $7 million private placement financing to issue an aggregate of 2,800,000 shares of its Series B Convertible Preferred Stock ("Series B Preferred"). $3.9 million of the financing was received on August 8, 2001 upon the issuance of 1,560,000 shares of Series B Preferred. The remaining $3.1 million was received on November 14, 2001 upon the issuance of the remaining 1,240,000 shares of Series B Preferred. Under the terms of the agreement, each share of Series B Preferred was issued at a price of $2.50. At the election at any time of the holder thereof, each share of Series B Preferred initially could be converted into one share of the Company's common stock, subject to adjustment in certain events. As a result of the Company's September 2002 financing (discussed below) each share of Series B Preferred is now convertible into approximately 2.38 shares of common stock. Under certain circumstances, the Company has the right to effect the automatic conversion of the Series B Preferred to common stock in the event the closing per share bid price of the common stock exceeds $5.00 per share for 30 consecutive trading days. The Series B Preferred, in general, votes with the common stock as one class, with Series B Preferred shares voting on a basis equal to the number of shares of common stock into which they convert. In addition, the holders of the Series B Preferred, as a class, are entitled to elect up to two directors of the Company and have a preference in liquidation over the common stockholders. On August 28, 2002, the holders of Series B Preferred exercised their right to elect Robert J. Majteles to our board of directors. The holders of Series B Preferred have not yet exercised their right to elect an additional director. The shares of Series B Preferred are entitled to receive dividends only when and if declared by the Board of Directors of the Company. Such dividends shall be paid to holders of Series B Preferred, prior to any such distribution to holders of common stock, on a per share basis equal to the number of shares of common stock into which each share of Series B Preferred is then convertible.

     In addition, pursuant to the agreement for the financing, the Company issued to the holders of the Series B Preferred, warrants to purchase up to 1,560,000 and 1,240,000 shares of the Company's common stock on August 8, 2001 and November 14, 2001, respectively. The warrants expire on September 30, 2006 and were initially exercisable at a per share price of $3.75. As a result of the Company's September 2002 financing (discussed below) the warrants are now exercisable at a per share price of $1.05. The warrants have a call provision that provides that if the closing per share bid price of the common stock exceeds $7.50 per share for 30 consecutive trading days and certain other conditions are met, the Company has the right to require the warrant holders to exercise their warrants for common stock. Both the per share exercise price and the number of shares issuable upon exercise of the warrants are subject to adjustment in certain events.

     The fair market value of the warrants issued on August 8, 2001, as calculated using a Black Scholes pricing model, was estimated at $3.7 million and was recorded as a credit to additional paid-in capital. The value of the beneficial conversion feature embedded in the outstanding shares of Series B Preferred issued on August 8, 2001 was estimated to be $2.4 million and was recorded as an immediate non-cash dividend to the Series B Preferred stockholders with a corresponding credit to additional paid-in-capital. This dividend, which represents a purchase discount to the Series B Preferred stockholders for shares that may be converted into common shares, was included in the computation of the loss available to common stockholders and in the loss per share for the fiscal year ended June 30, 2002. The excess of the aggregate fair value of the beneficial conversion feature over the proceeds received amounted to $1 million and it was not reflected in the results of operations or financial position of the Company at June 30, 2002.

     The fair market value of the warrants issued on November 14, 2001, as calculated using a Black Scholes pricing model, was estimated at $1.2 million and was recorded as a credit to additional paid-in capital. The value of the beneficial conversion feature embedded in the outstanding shares of Series B Preferred issued on November 14, 2001 was estimated to be $400,000 million and was recorded as an immediate non-cash dividend to the Series B Preferred stockholders with a corresponding a credit to additional paid-in-capital. The dividend, which represents a purchase discount to the preferred stockholders for shares that may be converted into common shares, was included in the computation of the loss available to common stockholders and in the loss per share for the fiscal year ended June 30, 2002. (See also note 13)

     The Company has registered for resale by the investors in the 2001 financing the shares of common stock originally issuable upon conversion of the Series B Preferred and upon exercise of the warrants. Under its registration rights agreement with those investors, the Company is required to register for resale by the investors the additional shares of common stock issuable upon conversion of the Series B Preferred as a result of the Company's September 2002 financing (discussed below).

STOCK INCENTIVE PLANS

     On October 20, 1994, the Company's shareholders approved the Company's 1994 Stock Incentive Plan (the "1994 Plan"). The 1994 Plan provides for the grant of Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights (Tandem and Free-standing), Restricted Stock, Deferred Stock, Performance Units and Performance Shares to officers, key employees, non-employee directors and certain consultants of the Company.

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

     The 1994 Plan contains an automatic option grant program limited to those persons who serve as non-employee members of the Board of Directors, including any non-employee Chairman of the Board ("Eligible Directors"). Each individual who first becomes an Eligible Director shall automatically be granted a Nonqualified Option to purchase 20,000 shares of common stock (15,000 for the Eligible Director serving as Chairman). At the date of each annual shareholders' meeting each person who is at that time serving as an Eligible Director will automatically be granted a Nonqualified Option to purchase 10,000 shares of Common Stock (and an additional 15,000 shares for the Eligible Director serving as Chairman of the Board), provided that such person has served as a member of the Board of Directors for at least six months. There is no limit on the number of automatic option grants that any one eligible director may receive. All grants to an Eligible Director under the 1994 Plan will have a maximum term of ten years from the automatic grant date. Each automatic grant will vest in three equal and successive annual installments. At June 30, 2002, there were 877,775 remaining shares available for grant under the 1994 Plan.

     The per share weighted average fair value of stock options granted during the fiscal years ended June 30, 2002, 2001 and 2000 was $1.40, $4.61, and $11.25
on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions.

                                               2002       2001       2000
                                              -------    -------    -------
     Expected Dividend Yield                       0%         0%         0%
     Volatility Factor                            79%        76%        69%
     Risk free Interest Rate                     4.2%       5.2%       6.3%
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

     The Company applies APB Opinion No. 25 in accounting for its stock incentive plan and accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss and net loss per common equivalent share for the fiscal years ended June 30, 2002, 2001 and 2000 would have been increased to the pro forma amounts indicated below (in thousands, except per share prices):

                                              2002         2001        2000
                                           ---------    ---------    --------
Net Loss                  As reported      $  (8,635)   $ (12,756)   $ (4,486)
                          Pro forma        $  (9,508)   $ (14,346)   $ (5,315)
Loss applicable to        As reported      $ (11,401)   $ (12,756)   $ (4,486)
  common stock            Pro forma        $ (12,274)   $ (14,346)   $ (5,315)
Basic and diluted         As reported      $   (0.55)   $  (0.82)    $  (0.30)
  Net loss per share      Pro forma        $   (0.60)   $  (0.93)    $  (0.35)
Basic and diluted
  Loss per share
  applicable to           As reported      $   (0.72)   $  (0.82)    $  (0.30)
  common stock            Pro forma        $   (0.78)   $  (0.93)    $  (0.35)

     Pro forma net loss reflects only options granted during the fiscal years ended June 30, 2002, 2001 and 2000. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period of three to four years and compensation cost for options granted prior to July 1, 1997 is not considered. Stock option activity during the periods indicated is as follows:

                                                 Number    Weighted Average
                                               of Shares    Exercise Price
                                               ----------   --------------
     BALANCE AT JUNE 30, 1999 ..............    1,912,700           4.54
        Granted ............................      984,250          16.75
        Exercised ..........................     (459,111)          2.78
        Forfeited ..........................     (944,231)         12.05
                                               ----------

     BALANCE AT JUNE 30, 2000 ..............    1,493,608           4.39
        Granted ............................    1,253,809           6.59
        Exercised ..........................     (272,039)          3.11
        Forfeited ..........................     (348,167)          9.96
                                               ----------

     BALANCE AT JUNE 30, 2001 ..............    2,127,211           6.25
        Granted ............................      532,250           2.03
        Exercised ..........................       (7,000)          3.00
        Forfeited ..........................     (619,944)          7.73
                                               ----------     ----------
     BALANCE AT JUNE 30, 2002 ..............    2,032,517           6.49
                                               ==========     ==========

     The following table summarizes information about the stock options outstanding at June 30, 2002:

                                  WEIGHTED
                                   AVERAGE     WEIGHTED                 WEIGHTED
                                  REMAINING     AVERAGE                  AVERAGE
   RANGE OF          OPTIONS     CONTRACTUAL   EXERCISE     OPTIONS     EXERCISE
EXERCISE PRICE     OUTSTANDING      LIFE         PRICE    EXERCISABLE     PRICE
--------------     -----------      ----        -------   -----------    -------
$1.65 - $2.50         538,754       9.01        $  1.96      50,754      $  2.08
$2.51 - $3.00         190,710       5.88           2.67     179,856         2.67
$3.01 - $5.00         490,646       7.82           3.96     240,208         4.03
$5.01 - $10.00        537,290       7.82           7.75     282,566         7.53
$10.01 - $15.00       183,117       7.34          11.39     107,025        11.65
$15.01 - $21.50        92,000       7.60          18.14      56,002        18.21
                    ---------       ----        -------     -------      -------
$1.65 - $21.50      2,032,517       7.90        $  5.62     916,411      $  6.49
                    =========       ====        =======     =======      =======

     At June 30, 2002, 2001 and 2000 the number of options exercisable was 916,411, 578,591 and 613,675 respectively, and the weighted average exercise price of those options was $6.49, $6.25 and $4.39 respectively.

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

EMPLOYEE STOCK PURCHASE PLAN

     On October 20, 1994, the shareholders approved the establishment of an Employee Stock Purchase Plan and authorized for issuance 200,000 shares of common stock. On November 2, 1999, the shareholders authorized the issuance of an additional 200,000 shares of common stock, thus increasing the total for the plan to 400,000 shares of common stock. During the fiscal years ended June 30, 2002, 2001, and 2000, 108,445, 36,385, and 39,156, shares of common stock were purchased, respectively, at prices ranging from $1.28 to $10.31 per share. At June 30, 2002, 88,767 shares of common stock were available for issuance under the plan. The plan provides for eligible participants to purchase common stock semi-annually at the lower of 85% of the market price at the beginning or end of the semi-annual period.

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

     The Company's contribution to the profit-sharing plan was approximately $74,000, $171,000 and $113,000 for the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

(8) INCOME TAXES

     No income tax expense (benefit) was recorded in fiscal years 2002, 2001 and 2000 as the Company incurred net losses for all periods. Income tax expense (benefit) differs from the amount computed by applying the statutory federal income tax rate to the loss before income taxes as follows (in thousands):

                                            FISCAL        Fiscal        Fiscal
                                             2002          2001          2000
                                            -------       -------       -------
Computed "expected" tax benefit ......      $(2,936)      $(4,337)      $(1,525)
Losses not benefited .................        2,936         4,337         1,525
                                            -------       -------       -------
Total income tax expense .............      $    --       $    --       $    --
                                            =======       =======       =======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2002 and 2001 are presented below (in thousands):

                                                                 June 30
                                                          ---------------------
                                                            2002         2001
                                                          --------     --------
Deferred tax assets:
  Purchased technology ...............................    $    284     $    363
  Allowances for doubtful accounts and returns .......         423          293
  Allowances for inventory obsolescence ..............          99           76
  Accrued compensation and benefits ..................         193          234
  Other accrued liabilities ..........................         511          325
  Depreciation and amortization ......................          60          130
  Federal and state net operating loss and credit
  carryforwards ......................................      20,058       19,436
                                                          --------     --------
    Total gross deferred tax assets ..................    $ 21,628     $ 20,857
    Less valuation allowance .........................     (21,538)     (20,793)
                                                          --------     --------
    Deferred tax assets ..............................          90           64
Deferred tax liabilities:
  Prepaid expenses ...................................         (90)         (64)
    Net deferred tax assets ..........................    $     --     $     --
                                                          ========     ========

     Total valuation allowance increased by $745 and $6,061 for the years ended June 30, 2002 and 2001, respectively. The Company has evaluated the realizability of its deferred tax assets and based on an evaluation of all of the evidence, both objective and subjective, including the existence of operating losses in recent years, it has concluded that it is more likely than not that the deferred tax assets will not be realized.

     As of June 30, 2002, the Company had federal net operating loss carryforwards of approximately $50.5 million, which will expire from fiscal year 2013 through fiscal year 2022. The Company also has state net operating loss carryforwards of approximately $ 36.7 million, which will expire from fiscal year 2003 through fiscal year 2007. The Company's ability to utilize its net operating loss and credit carryforwards may be limited in the future if the Company experiences an ownership change as a result of future transactions. An ownership change occurs when the ownership percentage of 5% or greater shareholders increases by more than 50% over a three-year period.

(9) LEASE COMMITMENTS

OPERATING LEASES

     The Company leases office, product packaging, storage space and equipment under noncancelable operating lease agreements expiring through 2003. These leases contain renewal options and the Company is responsible for certain executory costs, including insurance, maintenance, taxes and utilities. Total rent expense for these operating leases was approximately $1,484, 000, $1,364,000 and $773,000 for the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

     The approximate minimum rental commitments under noncancelable operating leases that have remaining noncancelable lease terms in excess of one year at June 30, 2002 were as follows (in thousands):

          YEARS ENDING                                  FUTURE MINIMUM
             JUNE 30                                    LEASE PAYMENTS
             -------                                    --------------
              2003                                          $1,221
              2004                                           1,151
              2005                                           1,151
              2006                                             236
                                                            ------

              Total                                         $3,759
                                                            ======

(10) CONTINGENCIES

     The Company is subject to lawsuits and other claims arising in the ordinary course of its operations. In the opinion of management, based on consultation with legal counsel, the effect of such matters will not have a material adverse effect on the Company's financial position or results of operations.

(11) DOMESTIC AND INTERNATIONAL OPERATIONS

     A summary of domestic and international net sales for the fiscal years ended June 30 is shown below. Substantially all of the Company's assets reside in the United States.

                                          2002            2001            2000
                                         -------         -------         -------
Domestic .......................         $ 5,370         $ 6,771         $14,495
International ..................             482             693           1,194
                                         -------         -------         -------
     Net sales .................         $ 5,852         $ 7,464         $15,689
                                         =======         =======         =======

(12) SUPPLEMENTAL FINANCIAL INFORMATION

     A summary of additions and deductions related to the allowances for accounts receivable and inventories for the fiscal years ended June 30, 2002, 2001 and 2000 follows:

                                 Balance at
                                 Beginning                Usage/      Balance at
                                  of Year    Additions  Adjustments  End of Year
                                  -------    ---------  -----------  -----------
ALLOWANCE FOR DOUBTFUL
ACCOUNTS AND ROTATION
RESERVES:

YEAR ENDED JUNE 30, 2002 ......   $   733     $   876     $  (551)     $ 1,058

Year ended June 30, 2001 ......   $ 1,084     $ 1,465     $(1,861)     $   733

Year ended June 30, 2000 ......   $ 1,356     $ 2,184     $(2,456)     $ 1,084

ALLOWANCES FOR
INVENTORY OBSOLESCENCE:
YEAR ENDED JUNE 30, 2002 ......   $   133     $   133     $   (35)     $   231

Year ended June 30, 2001 ......   $   229     $    32     $  (128)     $   133

Year ended June 30, 2000 ......   $   143     $   307     $  (221)     $   229

(13) SUBSEQUENT FINANCING AND LIQUIDITY

     On August 8, 2002, we entered into a purchase agreement under which we agreed to issue and sell 1,904,800 shares of common stock at a per share purchase price equal to $1.05 in a private placement financing. On September 27, 2002 we received gross proceeds from the issuance and sale of that common stock in the amount of $2,000,040. Under its registration rights agreement with the investors in this September 2002 financing, the Company is required to register these shares of common stock for resale by the investors. The shares of common stock issued and sold to the investors are subject to purchase price adjustments in certain events during the 24-month period following the first effective date of a registration statement to be filed by Artisoft covering the resale of those shares. In the event of a purchase price adjustment, the Company will be required to issue additional shares of common stock to the investors for no additional consideration and to register those additional shares for resale by the investors. The investors in the September 2002 financing have the right to designate one person for election to our board of directors, and we will be required to use our best efforts to cause that person to be elected to the board of directors. The investors have not yet exercised this right.

     The investors in each of the 2001 and September 2002 financings have the right to participate, up to their pro rata share in the respective financing, in future non-public capital raising transactions by the Company. This right, as held by the investors in the September 2002 financing, is not exercisable unless and until the expiration or termination in full of the similar rights of the investors in the 2001 financing.

     The closing of the issuance and sale of shares of common stock in the September 2002 financing resulted in anti-dilution adjustments to the series B preferred stock and the warrants issued in Artisoft's 2001 financing. As a result of these anti-dilution adjustments, each share of series B preferred stock is convertible into approximately 2.38 shares of common stock. Prior to the issuance and sale of shares of common stock under this agreement each share of series B preferred stock was convertible into one share of common stock. In addition, the per share exercise price of each warrant has been reduced from $3.75 to $1.05. These adjustments will result in a significant increase in potential common shares outstanding and a significant non cash dividend to the Series B preferred shareholders and therefore will result in an estimated $2 million increase our loss per share available to common shareholders in the first quarter and fiscal 2003 as well as the cumulative results in the second, third and fourth quarters of the fiscal 2002.

(14) QUARTERLY RESULTS (UNAUDITED)

     The following tables present selected unaudited quarterly operating results for the Company's eight quarters ended June 30, 2002 for continuing operations (in thousands). The Company believes that all necessary adjustments have been made to present fairly the related quarterly results. Certain reclassifications were applied to the quarterly financial information for 2001 as presented below. Therefore, this information for 2001 is different than presented in our historical 2001 Forms 10-Q.

                                First       Second      Third       Fourth
Fiscal 2002                    Quarter     Quarter     Quarter     Quarter      Total
-----------                    --------    --------    --------    --------    --------
Net product revenue ........   $  1,398    $  2,499    $    461    $  1,474    $  5,832
Net service revenue ........         20          --          --          --          20
Total revenue ..............      1,418       2,499         461       1,474       5,852
Gross profit-product .......      1,177       2,048         346       1,391       4,962
Gross profit-services ......          8          --          --          --           8
Total gross profit .........      1,185       2,048         346       1,391       4,970
Operating loss .............     (2,770)     (1,357)     (2,892)     (1,804)     (8,823)
Net loss ...................     (2,712)     (1,290)     (2,858      (1,775)     (8,635)
Basic and diluted net
  Loss per common share ....       (.32)       (.11)       (.18)       (.11)       (.72)


                                First       Second      Third       Fourth
Fiscal 2001                    Quarter     Quarter     Quarter     Quarter       Total
-----------                    --------    --------    --------    --------    --------
Net product revenue ........   $  1,659    $  1,286    $  1,179    $    917    $  5,041
Net service revenue ........        562         736         510         615       2,423
Total revenue ..............      2,221       2,022       1,689       1,532       7,464
Gross profit-product .......      1,160         813         848         662       3,483
Gross profit-services ......        136         271          47         274         728
Total gross profit .........      1,296       1,085         895         936       4,211
Operating loss .............     (3,238)     (3,909)     (3,517)     (2,622)    (13,286)
Net loss ...................     (3,048)     (3,773)     (3,389)     (2,546)    (12,756)
Basic and diluted net
   loss per common share ...       (.20)       (.24)       (.22)       (.16)       (.82)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     See "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K. The information required by Items 401 and 405 of Regulation S-K and appearing in our 2002 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2002, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by Item 402 of Regulation S-K and appearing in our 2002 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2002, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The information required by Items 201(d) and 403 of Regulation S-K and appearing in our 2002 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2002, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 404 of Regulation S-K and appearing in our 2002 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2002, is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES.

     Not applicable.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of or are included in this Annual Report on Form 10-K:

          1.   Financial Statements and Financial Statement Schedules:

               An index to financial statements and financial statement schedules is included in Part II, Item 8 of this Annual Report on Form 10-K, which index is incorporated herein by reference.

          2.   Listing of Exhibits:

               The Exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference. Documents listed on such Exhibit Index, except for documents identified by footnotes, are being filed as exhibits herewith. Documents identified by footnotes are not being filed herewith and, pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, reference is made to such documents as previously filed as exhibits filed with the Securities and Exchange Commission. Artisoft's file number under the Securities Exchange Act of 1934 is 000-19462.

     (b)  Reports on Form 8-K:

          Artisoft did not file a current report on Form 8-K during the quarter ended June 30, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ARTISOFT, INC.


                                        By    /s/ STEVEN G. MANSON
                                              ----------------------------------
                                              Steven G. Manson, President
                                              and Chief Executive Officer
                                        Date: September 30, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Name                           Title                       Date
          ----                           -----                       ----

/s/ STEVEN G. MANSON          President and Chief             September 30, 2002
--------------------------    Executive Officer, Director
Steven G. Manson              (Principal Executive Officer)


/s/ MICHAEL J. O'DONNELL      Chief Financial Officer         September 30, 2002
--------------------------    (Principal Financial Officer
Michael J. O'Donnell          and Principal Accounting
                              Officer)


/s/ MICHAEL P. DOWNEY         Chairman of the Board           September 30, 2002
--------------------------
Michael P. Downey


/s/ KATHRYN B. LEWIS          Director                        September 30, 2002
--------------------------
Kathryn B. Lewis


/s/ FRANCIS E. GIRARD         Director                        September 30, 2002
--------------------------
Francis E. Girard


/s/ ROBERT H. GOON            Director                        September 30, 2002
--------------------------
Robert H. Goon


/s/ ROBERT J. MAJTELES        Director                        September 30, 2002
--------------------------
Robert J. Majteles

CERTIFICATIONS

I, Steven G. Manson, certify that:

1.   I have reviewed this annual report on Form 10-K of Artisoft, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 30, 2002
                                        /s/ STEVEN G. MANSON
                                        ----------------------------------------
                                        Steven G. Manson
                                        Chief Executive Officer (principal
                                        executive officer)

I, Michael J. O'Donnell, certify that:

1.   I have reviewed this annual report on Form 10-K of Artisoft, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 30, 2002
                                        /s/ MICHAEL J. O'DONNELL
                                        ----------------------------------------
                                        Michael J. O'Donnell
                                        Chief Financial Officer (principal
                                        financial officer)

                                  EXHIBIT INDEX

Designation         Description
-----------         -----------

3.01                Certificate of Incorporation (1)

3.02                Bylaws (2)

4.01                Specimen Common Stock Certificate (3)

10.01               Amended 1990 Stock Incentive Plan of the Registrant (5)

10.02               1991 Director Option Plan of the Registrant (6)

10.03               1994 Stock Incentive Plan (7)

10.04 Agreement dated February 8, 2001 by and between the Company and Steven Manson

10.05 Severance Agreement dated November 1, 2000 between the Company and Steve Manson

10.06 Severance Agreement dated November 1, 2000 between the Company and Chris Brookins

10.07 Severance Agreement dated November 1, 2000 between the Company and Paul G. Burningham

10.08 Severance Agreement dated February 21, 2001 between the Company and Michael O'Donnell

10.09 Asset Purchase Agreement dated June 2, 2000 between Artisoft, Inc., Triton Technologies, SpartaCom Technologies and Spartacom Inc. (For Purposes of Articles IV, VI, XI and XIII Thereof) (8)

10.10 First Amendment to Asset Purchase Agreement between Artisoft, Inc., Triton Technologies, SpartaCom Technologies and SpartaCom, Inc. (8)

10.11* OEM/Reseller Agreement, dated January 18, 2000, between Artisoft, Inc., and Toshiba America Information Systems, Inc. (9)

10.12 Purchase Agreement dated August 8, 2001 by and among the Company and the Investors set forth therein (1)

10.13 Registration Rights Agreement dated August 8, 2001 by and among the Company and the Investors set forth therein (1)

10.14 Form of Warrant issued to the Investors party to the agreements filed as exhibits 10.12 and 10.13 hereto (1)

10.15 Voting Agreement dated February 28, 2002, among the Company and the Holders of the Company's Series B Convertible Preferred Stock (10)

10.16 Purchase Agreement dated August 8, 2002 by and among the Company and the Investors set forth therein

10.17 Registration Rights Agreement dated September 27, 2002 by and among the Company and the Investors set forth therein

21.01               Subsidiaries of the Registrant

23.01               Consent of KPMG LLP

*Confidential materials omitted and filed separately with the Commission.

(1) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 33-71014), filed with the Securities and Exchange Commission on October 5, 2001.
(2) Incorporated by reference to the Company's Quarterly Report on Form 10-K for the quarterly period ended September 30, 2001.
(3) Incorporated by reference to the Company's Annual Report on Form 10-K for fiscal 1993 ended June 30, 1993.
(4) Incorporated by reference to the Company's Current Report on Form 8-K dated January 4, 1994.
(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994.
(6) Incorporated by reference to the Company's Current Report on Form 8-K dated December 22, 1994.
(7) Incorporated by reference to the Company's Current Report on Form 8-K dated February 10, 1995.
(8) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.
(9) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.
(10) Incorporated by reference to the Company's Current Report on Form 8-K dated August 8, 2002.