Form 10-Q
period 2002-09-30
ARTISOFT INC
filed 2002-11-14
CIK 877931

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                           SHARES OUTSTANDING
    TITLE OF CLASS OF COMMON STOCK                       AS OF NOVEMBER 13, 2002
    ------------------------------                       -----------------------
COMMON STOCK, $.01 PAR VALUE PER SHARE                         17,750,913

================================================================================

                           FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to a number of risks and uncertainties. All statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "will", "believe", "anticipate", "intend", "estimate", "expect", "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic alliances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. The forward-looking statements provided by Artisoft in this Quarterly Report on Form 10-Q represent Artisoft's estimates as of the date this report is filed with the SEC. We anticipate that subsequent events and developments will cause our estimates to change. However, while we may elect to update our forward-looking statements in the future, we specifically disclaim any obligation to do so. Our forward-looking statements should not be relied upon as representing our estimates as of any date subsequent to the date this report is filed with the SEC.

                                 ARTISOFT, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

PART I - FINANCIAL INFORMATION.................................................3
     Item 1. - Financial Statements............................................3
               Condensed Consolidated Balance Sheets
                 as of September 30, 2002 (Unaudited) and June 30, 2002........3
               Unaudited Condensed Consolidated Statements of Operations
                 Three months Ended September 30, 2002 and 2001................4
               Unaudited Condensed Consolidated Statements of Cash Flows
                 Three months Ended September 30, 2002 and 2001................5
               Notes to Unaudited Condensed Consolidated Financial Statements..6
     Item 2. - Mangement's Discussion and Analysis of Financial Condition
                 and Results of Operations.....................................8
     Item 3. - Quantitative and Qualitative Disclosures About Market Risk.....17
     Item 4. - Controls and Procedures........................................17
PART II - OTHER INFORMATION...................................................17
     Item 2. - Changes in Securities and Use of Proceeds......................17
     Item 4. - Submission of Matters to a Vote of Security Holders............18
     Item 5. - Other Information..............................................18
     Item 6. - Exhibits and Reports on Form 8-K...............................18
SIGNATURES....................................................................20
CERTIFICATIONS................................................................21

                         PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                         ARTISOFT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                        September 30,    June 30,
                                                                            2002           2002
                                                                          ---------      ---------
                                                                         (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                                               $   6,749      $   6,020
  Receivables:
    Trade accounts, net of allowances of $121 and $118
      at September 2002 and June 2002, respectively                           1,217          1,199
    Other receivables                                                             1             --
  Inventories                                                                     2             14
  Prepaid expenses                                                              169            274
                                                                          ---------      ---------
          Total current assets                                                8,138          7,507
                                                                          ---------      ---------

Property and equipment                                                        3,510          3,480
  Less accumulated depreciation and amortization                             (2,842)        (2,682)
                                                                          ---------      ---------
          Net property and equipment                                            668            798
                                                                          ---------      ---------
Other assets                                                                    203            257
                                                                          ---------      ---------
                                                                          $   9,009      $   8,562
                                                                          =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

  Accounts payable                                                        $     362      $     376
  Accrued liabilities                                                         2,313          1,569
  Deferred revenue                                                              929            578
  Reserve for stock rotation                                                    954            940
                                                                          ---------      ---------
          Total current liabilities                                           4,558          3,463
                                                                          ---------      ---------

Commitments and contingencies                                                    --             --
Shareholders' equity:
  Preferred stock, $1.00 par value. Authorized 11,433,600 shares;
    Series A preferred stock, $1.00 par value. Authorized 50,000
      Series A shares; no series A shares issued at September 30, 2002
      and June 30, 2002                                                          --             --
    Series B preferred stock, $1.00 par value. Authorized 2,800,000
      Series B shares; issued 2,800,000 series B shares at
      September 30, 2002 and June 30, 2002 (aggregate liquidation
      value $7 million)                                                       2,800          2,800
  Common stock, $.01 par value. Authorized 50,000,000 shares;
    issued 31,071,413 common shares at September 30, 2002
    and 29,166,613 at June 30, 2002                                             311            292
  Additional paid-in capital                                                108,295        106,460
  Accumulated deficit                                                       (37,171)       (34,669)
  Less treasury stock, at cost, 13,320,500 shares at September 30,
    2002 and June 30, 2002                                                  (69,784)       (69,784)
                                                                          ---------      ---------
          Net shareholders' equity                                            4,451          5,099
                                                                          ---------      ---------
                                                                          $   9,009      $   8,562
                                                                          =========      =========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                         ARTISOFT, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  Three Months Ended
                                                                     September 30
                                                                 ----------------------
                                                                   2002         2001
                                                                 ---------    ---------
Net revenue:
  Product                                                        $   1,357    $   1,398
  Services                                                              --           20
                                                                 ---------    ---------
      Total net revenue                                              1,357        1,418

Cost of sales:
  Product                                                               36          221
  Services                                                              --           12
                                                                 ---------    ---------
      Total cost of sales                                               36          233

Gross profit:
  Product                                                            1,321        1,177
  Services                                                              --            8
                                                                 ---------    ---------
      Total gross profit                                             1,321        1,185

Operating expenses:
  Sales and marketing                                                1,392        1,570
  Product development                                                  800        1,141
  General and administrative                                         1,653        1,244
                                                                 ---------    ---------
      Total operating expenses                                       3,845        3,955
                                                                 ---------    ---------

Loss from operations                                                (2,524)      (2,770)

Other income, net                                                       22           58
                                                                 ---------    ---------

      Net loss                                                      (2,502)      (2,712)
                                                                 ---------    ---------

Dividend to series B preferred stockholders                         (2,006)      (2,379)

Loss applicable to common stockholders                           $  (4,508)   $  (5,091)
                                                                 =========    =========

Net loss applicable to common stockholders---basic and diluted   $   (0.28)   $   (0.32)
                                                                 =========    =========

Weighted average common shares outstanding---basic and diluted      15,929       15,731
                                                                 ---------    ---------

          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                         ARTISOFT, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 Three Months Ended
                                                                    September 30,
                                                                ----------------------
                                                                  2002         2001
                                                                ---------    ---------
Cash flows from operating activities:
Net loss                                                        $  (2,502)   $  (2,712)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
    Depreciation and amortization                                     173          204

    Non-cash changes in accounts receivable,
      rotation and inventory allowances:
        Additions                                                      15           --
        Reductions                                                     (5)          --
    Changes in assets and liabilities:
        Receivables
          Trade accounts                                              (28)         477
          Other receivables                                            (1)          19
        Inventories                                                    12          179
        Prepaid expenses                                              105          258
        Accounts payable                                              (14)        (417)
        Accrued liabilities                                           744          344
        Deferred revenue                                              351           26
        Reserve for stock rotation                                     14         (218)
          Other assets                                                 41          (54)
                                                                ---------    ---------
               Net cash used in operating activities               (1,095)      (1,894)
                                                                ---------    ---------
Cash flows from investing activities:
  Purchases of property and equipment                                 (30)          (2)
                                                                ---------    ---------

               Net cash used in investing activities                  (30)          (2)
                                                                ---------    ---------
Cash flows from financing activities:
  Proceeds from issuance of preferred stock, net of expenses           --        3,680
  Proceeds from issuance of common stock, net of expenses           1,854           21
                                                                ---------    ---------

               Net cash provided by financing activities            1,854        3,701
                                                                ---------    ---------

Net increase  in cash and cash equivalents                            729        1,805
Cash and cash equivalents at beginning of period                    6,020        5,801
                                                                ---------    ---------
Cash and cash equivalents at end of period                          6,749        7,606
                                                                =========    =========
SUPPLEMENTAL CASH FLOW INFORMATION:
Non cash dividend to series B preferred stockholders                2,006        2,379
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

(1)  BASIS OF PRESENTATION

     Artisoft, Inc., ("Artisoft", the "Company" or the "Registrant") develops, markets and sells computer telephony software application products and associated services.

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

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the accompanying financial statements include all adjustments (of a normal recurring nature), which are necessary for a fair presentation of the financial results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002, on file with the SEC. The results of operations for the three months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year or any other future periods.

(2)  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards ("SFAS") No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS ("SFAS 143") which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. SFAS 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset and to depreciate that cost over the remaining useful life of the asset. The liability is changed at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company adopted this standard effective July 1, 2002. Adoption of the standard did not have a material effect on the financial position or results of operations of the Company.

     In August 2001, FASB issued SFAS 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS 144 retains many of the fundamental provisions of that Statement. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principle Board Opinion 30, REPORTING THE RESULTS OF OPERATIONS--REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS ("APB 30"), for the disposal of a segment of a business. However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company adopted this standard effective July 1, 2002. Adoption of the standard did not have a material effect on the financial position or results of operations of the Company.

     The FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, effective for fiscal years beginning May 15, 2002 or later that rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, and FASB Statement No. 44, ACCOUNTING FOR INTANGIBLE ASSETS OF MOTOR CARRIERS. This Statement amends FASB Statement No. 4 and FASB Statement No. 13, ACCOUNTING FOR LEASES, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted this standard effective July 1, 2002. Adoption of the standard did not have a material effect on the financial position or results of operation of the Company.

     On July 30, 2002, the FASB issued Statement No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. Statement No. 146 is based on the fundamental principle that a liability for a cost associated with an exit or disposal activity should be recorded when it (1) is incurred, that is, when it meets the definition of a liability in FASB Concepts Statement No. 6, ELEMENTS OF FINANCIAL STATEMENTS, and (2) can be measured at fair value. Statement No. 146 notes that the principal reason for issuing Statement 146 is the FASB's belief that some liabilities for costs associated with exit or disposal activities that entities record under current accounting pronouncements, in particular Issue 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY ( INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING),) do not meet the definition of a liability. Statement 146 nullifies Issue 94-3; thus, it will have a significant effect on practice because commitment to an exit or disposal plan no longer will be a sufficient basis for recording a liability for costs related to those activities. Statement No. 146 is effective for exit and disposal activities initiated after December 31, 2002. An entity would continue to apply the provisions of Issue 94-3 to an exit activity that it initiated under an exit plan that met the criteria of Issue 94-3 before the entity initially applied Statement 146. The Company is currently examining the effect of this pronouncement on the results of operations and financial position of the Company, but currently believes the effect will not be material.

(3)  TAX EXPOSURE

     In the course of a review of our stock option plan, it was determined that due to a technical compliance issue, we have a tax exposure with respect to past options exercised. Although we are still analyzing this issue, a reserve of $.7 million has been established for this exposure. The reserve is based on currently available information and represents managements best estimate. The impact of the ultimate resolution of this issue could differ materially from the amount of the established reserve.

(4)  COMPUTATION OF NET LOSS PER SHARE

     Net loss per share-basic and -diluted are based upon the weighted average number of common shares outstanding. Common equivalent shares, consisting of outstanding stock options, convertible preferred shares and warrants to purchase common stock are included in the diluted per share calculations where the effect of their inclusion would be dilutive.

                                                             Three Months ended
                                                                September 30,
                                                             -------------------
                                                              2002         2001
                                                             ------       ------
Antidilutive potential common shares
excluded from net loss per share                              5,818        3,199
                                                             ======       ======

(5)  COMMON STOCK

     On August 8, 2002, the Company entered into a purchase agreement under which it agreed to issue and sell 1,904,800 shares of common stock at a per share purchase price equal to $1.05 in a private placement financing. On September 27, 2002 the Company received gross proceeds from the issuance and sale of that common stock in the amount of $2,000,040. Under its registration rights agreement with the investors in this September 2002 financing, the Company is required to register these shares of common stock for resale by the investors. The shares of common stock issued and sold to the investors are subject to purchase price adjustments in certain events during the 24-month period following the first effective date of a registration statement to be filed by Artisoft covering the resale of those shares. In the event of a purchase price adjustment, the Company will be required to issue additional shares of common stock to the investors for no additional consideration and to register those additional shares for resale by the investors. The investors in the September 2002 financing have the right to designate one person for election to the Company's board of directors, and the Company will be required to use its best efforts to cause that person to be elected to the board of directors. The investors have not yet exercised this right.

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

     The closing of the issuance and sale of shares of common stock in the September 2002 financing resulted in anti-dilution adjustments to the Series B Preferred Stock and the warrants issued in Artisoft's 2001 financing. As a result of these anti-dilution adjustments, each share of Series B Preferred Stock is convertible into approximately 2.38 shares of common stock. Prior to the issuance and sale of shares of common stock in the September 2002 financing, each share of Series B Preferred Stock was convertible into one share of common stock. In addition, the per share exercise price of each warrant has been reduced from $3.75 to $1.05, as a result of the September 2002 financing. These adjustments were accounted for as a $2.0 million non cash dividend to the series B preferred stockholders and are included in the computation of the loss available to common stockholders and in the loss per share for the quarter ended September 30, 2002. The excess of the aggregate fair value of the beneficial conversion feature over the proceeds received amounted to $9.7 million and has not been reflected in the results of operations or financial position of the Company for the periods presented.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     YOU SHOULD READ THE FOLLOWING DISCUSSION TOGETHER WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q. THIS ITEM, INCLUDING, WITHOUT LIMITATION, THE INFORMATION SET FORTH UNDER THE HEADING "FUTURE RESULTS", CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND
SECTION 21E OF THE SECURITIES AND EXCHANGE ACT OF 1934 THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INCLUDED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE THOSE SET FORTH UNDER "RISK FACTORS" COMMENCING ON PAGE 12, AS WELL AS THOSE OTHERWISE DISCUSSED IN THIS SECTION AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q. SEE "FORWARD-LOOKING STATEMENTS".

     Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Areas where significant judgments are made include, but are not limited to revenue recognition. Actual results could differ materially from these estimates. For a more detailed explanation of the judgments made in these areas, please refer to our Annual Report on Form 10-K for the year ended June 30, 2002, as filed with the Securities and Exchange Commission on September 30, 2002.

     In the course of a review of our stock option plan, we determined that due to a technical compliance issue, we have a tax exposure with respect to past options exercised. Although we are still analyzing this issue, a reserve of $.7 million has been established for this exposure. The reserve is based on currently available information and represents managements best estimate. The impact of the ultimate resolution of this issue could differ materially from the amount of the established reserve for reasons which include our estimates as to applicable tax rates and taxes already paid.

RESULTS OF OPERATIONS

NET REVENUES

     PRODUCT REVENUE. Net product revenue was $1.4 million for each of the quarters ended September 30, 2002 and 2001. In the first quarter of fiscal year 2003, sales of TeleVantage licenses, excluding Not-For-Resale Kits (NFRs), increased by approximately 75%. This increase is offset by a decrease from the first quarter of fiscal 2002 in revenue from upgrades for NFRs and the planned decrease in revenue from Dialogic hardware. The first quarter of fiscal year 2002 contained approximately $.3 million of revenue associated with the reversal of sales reserves upon the rotation of TeleVantage version 3.5 to the version
4.0. Also reflected in the first quarter of fiscal year 2002 was approximately $.1 million of revenue from Toshiba. There were no comparable amounts in the first quarter of fiscal year 2003. The OEM agreement with Toshiba allows for the rotation of inventory it holds for updated versions of the products. Beginning in the fourth quarter of 2002, the Company began deferring revenue on current and future shipments to Toshiba until the product is resold to Toshiba's customers. For all other product sales, revenue is recognized at the time of shipment.

     SERVICE REVENUE. We had no service revenue for the quarter ended September 30, 2002 compared with revenue of $20,000 recognized from Intel Corporation for the quarter ended September 30, 2001. We have completed our development obligations under our agreement with Intel at the end of September 2001. No additional service revenue is anticipated under this service agreement.

     We distribute our products both domestically and internationally. International product revenue was $.1 million for the quarters ended September 30, 2002 and 2001, respectively, or 4% and 7% of total net revenue, respectively. Domestic revenue was $1.3 million for the quarters ended September 30 2002 and 2001, respectively.

GROSS PROFIT

     PRODUCT. Gross profit from net product revenue was $1.3 million and $1.2 million for the quarters ended September 30, 2002 and 2001, respectively, or 97.3% and 83.6% of net product revenue. The increase in gross profit percentage and aggregate dollars from net product revenue for the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001 was due primarily to an increase in revenue from higher margin TeleVantage software sales coupled with a planned decrease in revenue from lower margin Dialogic hardware and completion of amortizing the costs associated with certain licensed technologies. Gross profit may fluctuate on a quarterly and yearly basis because of product mix, pricing actions and changes in sales and inventory allowances.

     SERVICES. We had no service revenues for the quarter ended September 30, 2002. Gross profit from net service revenue for the quarter ended September 30, 2001 was nominal at $8,000.

SALES AND MARKETING

     Sales and marketing expenses were $1.4 million and $1.6 million for the quarters ended September 30, 2002 and 2001, respectively, or 102.6% and 110.7% of total net revenue, respectively. The decrease in sales and marketing expenses in aggregate dollars and as a percentage of total net revenue for the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001 was due primarily to a restructuring in personnel costs as a result of workforce reductions implemented in September 2001.

PRODUCT DEVELOPMENT

     Product development expenses were $.8 million and $1.1 million for the quarters ended September 30, 2002 and 2001, respectively, or 59.0% and 80.5% of total net revenue, respectively. The decrease in product development expense in aggregate dollars and as a percentage of total net sales for the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001 is due to a reduction in personnel headcount in September 2001 primarily the result of the completion of the Intel and Toshiba development contracts. The current level of development resources are adequate to support our development plans. We believe that continued development and introduction of new versions of TeleVantage to the market in a timely manner is critical to our future success.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $1.7 million and $1.2 million for the quarters ended September 30, 2002 and 2001, respectively, or 121.8% and 87.7% of total net revenue, respectively. In the course of a review of our stock option plan, it was determined that due to a technical compliance issue, we have a tax exposure with respect to past options exercised. Although we are still analyzing this issue a reserve of $.7 million has been established for this exposure and is reflected in general and administrative expenses for the quarter ended September 30, 2002. While we believe this amount is the best estimate of the exposure, the ultimate liability could be materially higher or lower. The increase in general and administrative expense in aggregate dollars and as a percentage of total net sales for the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001 is due to the reserve of $.7 million established for a tax exposure due to a technical compliance issue related to our stock option plan and past option exercises under that plan. The increase is offset, in part, by reduced headcount for administrative personnel and other expense reductions.

OTHER INCOME, NET

     For the quarter ended September 30, 2002 other income, net decreased to $22,000 from $58,000 in the quarter ended September 30, 2001. The decrease was the result of a lower level of interest rates combined with lower average cash and invested balances.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     We had cash and cash equivalents of $6.7 million at September 30, 2002 compared to $6.0 million at June 30, 2002. Working capital was $3.6 million at September 30, 2002 compared to $4.0 million at June 30, 2002, a decrease of $.4 million. The decrease in working capital reflects an increase of $.4 and $.7 in deferred revenue and other liabilities, respectively, offset, in part, by an increase in cash and cash equivalents of $.7 million. The increase in cash and cash equivalents of $.7 is primarily a result of receipt of $1.9 million, net from the sale of common stock on September 27, 2002, less cash of $1.1 million used in operations and for the purchase of property and equipment.

     We used cash of $1.1 million to fund operating activities during the quarter ended September 30, 2002. The cash used in operating activities was principally the result of $2.5 million in net loss offset by depreciation and amortization of $.2 million, net non-cash changes in accrued liabilities and deferred revenue of $1.1 million.

     In the course of a review of our stock option plan, it was determined that due to a technical compliance issue, we have a tax exposure with respect to past options exercised. Although we are still analyzing this issue, a reserve of $.7 million has been established for this exposure. The final resolution of this issue could have a material adverse impact on our cash balances.

     We lease office, product packaging, storage space and equipment under noncancelable operating lease agreements expiring through fiscal year 2006.

     The approximate minimum rental commitments under noncancelable operating leases that have remaining noncancelable lease terms in excess of one year at September 30, 2002 were as follows:

     YEARS ENDING                                    FUTURE MINIMUM
       JUNE 30                                LEASE PAYMENTS (IN THOUSANDS)
       -------                                -----------------------------
        2003                                              $  905
        2004                                               1,151
        2005                                               1,151
        2006                                                 236
                                                          ------

        Total                                             $3,443
                                                          ======

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

     We anticipate that based on our anticipated pipeline and forecasts from strategic partners that existing cash balances at September 30, 2002 including gross proceeds of $2.0 million received by the Company in the September 2002 financing will be adequate to meet the Company's current and expected cash requirements for the next year, including the impact of the technical compliance issue related to our option plan discussed above. However, a change in circumstance, such as a reduction in the growth of demand for our products, could necessitate that the Company seek additional debt or equity capital. See "Risk Factors" below. In addition, the Company may also from time to time seek debt or equity financing for various business reasons. In the event the Company seeks and successfully receives additional equity capital, such additional financing may result in significant shareholder dilution. There can be no assurance that any such additional financing will be available when needed or on acceptable terms to allow the Company to successfully achieve its operating plan or fund future investment in its TeleVantage product line.

     The investors in our September 2002 financing, as well as the investors in our 2001 financing, have the right to participate, up to their pro rata share in the respective financing, in future non-public capital raising transactions by Artisoft. This right, as held by the investors in the September 2002 financing, is not exercisable unless and until the expiration or termination in full of the similar rights of the investors in the 2001 financing. The existence of this right may substantially reduce the Company's ability to establish terms with respect to, or enter into, any such financing with parties other than the investors.

     Our common stock trades on the NASDAQ SmallCap Market. In order to continue trading on the NASDAQ SmallCap Market, we must satisfy the continued listing requirements for that market. The minimum bid price of our common stock is currently below the $1.00 per share minimum bid price continued listing requirement of the NASDAQ SmallCap Market. The listing of our common stock on the NASDAQ SmallCap is currently being maintained under a grace period permitted by applicable NASDAQ Marketplace rules.

     If our common stock is delisted from the NASDAQ SmallCap Market, due to the expiration of the grace period with respect to the minimum bid price of our common stock or otherwise, the listing of our common stock may be transferred to the over-the-counter electronic bulletin board, also referred to as the OTCBB, or the Pink Sheets. The listing of our common stock on the OTCBB or the Pink Sheets would materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, such delisting would materially adversely affect our access to the capital markets, and the limited liquidity and reduced price of our common stock would materially adversely affect our ability to raise capital through alternative financing sources on terms applicable to us or at all.

FUTURE RESULTS

     The Company intends to continue investing in the sales, marketing and development of its software-based phone system, TeleVantage. The Company expects operating expenditures will increase from the amounts incurred in the first quarter of fiscal year 2003 and for the entire year will approximate the same levels as in fiscal year 2002.

     The Company believes that future TeleVantage revenues will increase and thereby reduce future operating losses. However, the rate at which these revenues may increase will be highly dependent on the overall telecommunications industry capital spending environment, the rate of market acceptance of TeleVantage and the success of the Company's strategic relationships including Toshiba and Intel. See "Risk Factors" below.

     Specifically, through an original equipment manufacturer development arrangement with Artisoft, Toshiba is marketing TeleVantage 4.0 under the Strata CS brand, which is being distributed and supported through Toshiba's established dealer channel. Under the terms of the agreement, Toshiba will purchase licenses of customized versions of the TeleVantage software product to be integrated with its digital handsets and communications server product offerings. Any significant delay, cancellation, or termination of this arrangement with Toshiba will have a material adverse effect on the Company's future results of operations. However, any such events will be mitigated to the extent of the minimum revenue guarantees provided to us by Toshiba for a total remaining amount of $1.4 million through September 30, 2003. The agreement expires in December 2003.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR FUTURE LOSSES.

     We had operating losses for the quarter ended September 30, 2002 and for the fiscal year ended June 30, 2002 and in each of the last eight fiscal years, and negative cash flow from operating activities in four out of the last eight fiscal years including the fiscal year ended June 30, 2002. The Company intends to continue investing in the sales, marketing and development of its software-based phone system, TeleVantage. The Company expects operating expenditures for fiscal year 2003 to be at approximately the same levels as in fiscal year 2002.

     We expect to incur significant future operating losses and negative cash flows. If our revenues do not increase significantly we may never achieve profitability, on a sustained basis or at all, or generate positive cash flow in the future. In that case our business will fail.

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

OUR COMMON STOCK MAY BE DELISTED FROM THE NASDAQ SMALLCAP MARKET.

     Our common stock trades on the NASDAQ SmallCap Market. In order to continue trading on the NASDAQ SmallCap Market, we must satisfy the continued listing requirements for that market. The minimum bid price of our common stock is currently below the $1.00 per share minimum bid price continued listing requirement of the NASDAQ SmallCap Market. The listing of our common stock on the NASDAQ SmallCap is currently being maintained under a grace period permitted by applicable NASDAQ Marketplace rules.

     If our common stock is delisted from the NASDAQ SmallCap Market, due to the expiration of the grace period with respect to the minimum bid price of our common stock or otherwise, the listing of our common stock may be transferred to the over-the-counter electronic bulletin board, also referred to as the OTCBB, or the Pink Sheets. The listing of our common stock on the OTCBB or the Pink Sheets would materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, such delisting would materially adversely affect our access to the capital markets, and the limited liquidity and reduced price of our common stock would materially adversely affect our ability to raise capital through alternative financing sources on terms applicable to us or at all.

WE MAY HAVE A NEED TO PROCURE ADDITIONAL THIRD PARTY FINANCING, BUT FINANCING MAY NOT BE AVAILABLE WHEN NEEDED OR UPON TERMS ACCEPTABLE TO US. IF A FINANCING IS CONSUMMATED, CURRENT STOCKHOLDERS MAY EXPERIENCE SUBSTANTIAL DILUTION OF THEIR OWNERSHIP IN ARTISOFT.

     In the past, we have funded our continuing operations and working capital requirements primarily through cash from operations and the sale of our securities. In order to obtain the funds to continue our operations and meet our working capital requirements, we may require additional equity financing or debt financing. We may also from time to time seek additional equity financing or debt financing in order to fund other business initiatives, including the acquisition of other businesses. Additional financing may place significant limits on our financial and operating flexibility, and any future financing could result in substantial dilution to our stockholders. The holders of our Series B Preferred Stock and the holders of common stock issued pursuant to our September 2002 financing have price-related anti-dilution protection in the event of future issuances of securities by us. These provisions could substantially dilute your interest in Artisoft in the event of a future financing transaction. In addition, those same investors all have the right to participate, up to their pro rata share in their respective financing, in future capital raising transactions by the Company. The existence of this right may substantially reduce the Company's ability to establish terms with respect to, or enter into, any such financing with parties other than the investors. There can be no assurance that any such additional equity financing or debt financing will be available to us when needed or on terms acceptable to us. If we are not able to successfully obtain additional equity financing or debt financing, if needed, the business, financial condition and results of operations of Artisoft will be materially and adversely affected.

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

IF SOFTWARE-BASED PHONE SYSTEMS DO NOT ACHIEVE WIDESPREAD ACCEPTANCE, WE MAY NOT BE ABLE TO CONTINUE OUR OPERATIONS.

     Our sole product line, TeleVantage, competes in the newly emerging software-based phone system market. Software-based phone systems operate in conjunction with and are affected by developments in other related industries. These industries include highly developed product markets, such as personal computers, personal computer operating systems and servers, proprietary private branch exchanges and related telephone hardware and software products, and telephone, data and cable transmission systems, as well as new emerging products and industries, such as Internet communications and Internet Protocol telephony. These industries and product markets are currently undergoing rapid changes, market evolution and consolidation. The manner, in which these industries and products evolve, including the engineering- and market-based decisions that are made regarding the interconnection of the products and industries, will affect the opportunities and prospects for TeleVantage. TeleVantage competes directly with other software-based phone system solutions as well as existing traditional, proprietary hardware solutions offered by companies such as Avaya Communications, Nortel Networks Corporation and Siemens Corporation. There can be no assurance that the markets will migrate toward software-based phone system solutions. If software-based phone systems do not achieve widespread acceptance, sales of TeleVantage will not increase and may decline and our revenues will suffer.

WE SELL OUR PRODUCTS THROUGH DISTRIBUTORS AND VALUE-ADDED RESELLERS, WHICH LIMIT OUR ABILITY TO CONTROL THE TIMING OF OUR SALES, AND THIS MAKES IT DIFFICULT TO PREDICT OUR REVENUE.

     We are exposed to the risk of product returns from our distributors and value-added resellers, which are estimated and recorded by us as a reduction in sales. In addition, we are exposed to the risk of fluctuations in quarterly sales if resellers and distributors purchase and hold excessive amounts of inventory at any time or otherwise change their purchasing patterns. Although we monitor our distributor inventories and current and projected levels of sales, overstocking may occur with TeleVantage because of rapidly evolving market conditions. In addition, the risk of product returns may increase if the demand for TeleVantage were to rapidly decline due to regional economic troubles or increased competition. All of these risks are exacerbated as TeleVantage is our sole product line and the market for TeleVantage and similar products is newly emerging. There can be no assurance that actual product returns will not exceed our allowances for these returns. Any overstocking by resellers or distributors or any product returns in excess of recorded allowances could adversely affect our revenues. To the extent we may, in the future, introduce new products, the predictability and timing of sales to end-users and the management of returns to us of unsold products by distributors and volume purchasers may become more complex and could result in material fluctuations in quarterly sales and operating results. In fiscal year 2002, the Company recorded a stock rotation reserve of $800,000 as a reduction to revenue. The original equipment manufacturer agreement with Toshiba allows for the rotation of inventory it holds for updated versions of the products. The stock rotation reserve was recorded based on the estimated amount of TeleVantage 4.0 inventory that Toshiba likely will rotate with the expected release of TeleVantage 5.0 later this calendar year. For Toshiba product sales commencing on or after April 1, 2002, the Company began to defer revenue beginning in the fourth quarter of fiscal year 2002 until the product is resold by Toshiba to its customers. The deferral of revenue is due to increasing Toshiba inventory levels, which has resulted in Artisoft not having the ability to reasonably estimate potential future stock rotations resulting from future product releases and their effect on further Toshiba revenue.

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

SOFTWARE ERRORS MAY SERIOUSLY HARM OUR BUSINESS AND DAMAGE OUR REPUTATION, CAUSING LOSS OF CUSTOMERS AND REVENUES.

     Software products as complex as TeleVantage may contain undetected errors. There can be no assurance that, despite testing by Artisoft and by current and potential customers, errors will not be found in TeleVantage or any new products after commencement of commercial shipments, resulting in loss of or delay in market acceptance or the recall of such products. We provide customer support for most of our products. We may in the future offer new products. If these products are flawed, or are more difficult to use than TeleVantage, customer support costs could rise and customer satisfaction levels could fall.

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

     TeleVantage currently runs only on Microsoft Windows NT servers. In addition, our products use other Microsoft Corporation technologies, including the Microsoft Data Engine. A decline in market acceptance for Microsoft technologies or the increased acceptance of other server technologies could cause us to incur significant development costs and could have a material adverse effect on our ability to market our current products. There can be no assurance that businesses will adopt Microsoft technologies as anticipated or will not migrate to other competing technologies that our telephony products do not currently support. Additionally, since the operation of our software-based phone system solution is dependent upon Microsoft technologies, there can be no assurances that, in the event of a price increase by Microsoft, we will be able to sell and market our software-based phone system.

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

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     INTEREST RATE RISK. Artisoft may be exposed to interest rate risk on certain of its cash equivalents. The value of certain of our investments may be adversely impacted in a rising interest rate investment environment. Although Artisoft does not anticipate any material losses from such a movement in interest rates, no assurances can be made that material losses will not be incurred in the future.

ITEM 4. - CONTROLS AND PROCEDURES

     (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by Artisoft in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

     (b) CHANGES IN INTERNAL CONTROLS. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

                           PART II - OTHER INFORMATION

ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS

     On September 27, 2002, Artisoft issued and sold to Special Situations Funds III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P. and Special Situations Technology Fund, L.P. an aggregate of 1,904,800 shares of common stock at a per share purchase price equal to $1.05. The aggregate offering price for the sale of these securities was $2,000,040. No underwriters were involved in the foregoing sale of securities. Such sale was made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Section 4(2) thereof, relative to sales by an issuer not involving any public offering, and the rules and regulations thereunder.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On September 26, 2002, the Company held a special meeting of stockholders. At the meeting, the votes cast for and against the matter presented to the Company's stockholders, as well as the number of abstentions and broker non-votes, were as follows:

     To authorize the issuance and sale under the terms of a purchase agreement dated August 8, 2002 of 1,904,800 shares of Artisoft's common stock at a per share price equal to $1.05.

        FOR             AGAINST          ABSTAIN         BROKER NON-VOTES
     ---------         ---------         -------         ----------------
     6,660,502         3,880,266         577,883                0

ITEM 5. - OTHER INFORMATION

     Artisoft has entered into change in control agreements with all of its executive officers. These agreements provide that in the event of a change in control of Artisoft and a termination of employment within two years without cause or by the executive for "good reason," such as a reduction in duties and responsibilities, (1) all of the officer's unvested options vest and become exercisable in full and (2) Artisoft will pay the executive a lump sum equal to one year's base salary (two years for the Chief Executive Officer) plus bonus. In addition, the executive will be entitled to other employee benefits that he or she would otherwise have received for a one-year period (two years for the Chief Executive Officer) after the termination of employment.

     We have been advised that an affiliate of Austin W. Marxe and David M. Greenhouse has purchased shares of our common stock on the open market, and that immediately after this purchase Austin W. Marxe and David M. Greenhouse have beneficial ownership of greater than thirty percent (30%) of the combined voting power of Artisoft's then outstanding voting securities. The described acquisition of common stock on the open market falls within the definition of "change in control" for purpose of the severance agreements.

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

     b. Reports on Form 8-K

     On August 8, 2002, Artisoft filed a Current Report on Form 8-K dated August 8, 2002 pursuant to Rule 135c under the Securities Act, for the purpose of filing under Item 5 (Other Events) with the Securities and Exchange Commission as an exhibit thereto, the Company's press release dated August 8, 2002, announcing that it has entered into an agreement for a common stock financing by means of a private placement. The Company also filed this Current Report on Form 8-K for the purpose of filing with the Securities and Exchange Commission as an exhibit thereto the Voting Agreement dated February 28, 2002 entered into among the Company and the holders of the Company's series B convertible preferred Stock.

     On August 9, 2002, Artisoft filed a Current Report on Form 8-K dated August 9, 2002 for the purpose of filing under Item 1 (Other Events) with the Securities and Exchange Commission as an exhibit thereto Artisoft's press release dated August 8, 2002, announcing certain financial results for the fiscal year and fourth quarter ended June 30, 2002.

     On October 1, 2002, Artisoft filed a Current Report on Form 8-K dated October 1, 2002 for the purpose of reporting under Item 1 (Change in Control of the Registrant) with the Securities and Exchange Commission that a change in control of the Company may be deemed to have occurred following to the issuance and sale of an aggregate of 1,904,800 shares of common stock of the Company to Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P. and Special Situations Technology Fund, L.P. on September 27, 2002.

     On October 25, 2002, Artisoft filed a Current Report on Form 8-K dated October 25, 2002 for the purpose of filing under Item 5 (Other Events) with the Securities and Exchange Commission as an exhibit thereto Artisoft's press release dated October 24, 2002, announcing certain financial results for the first quarter ended September 30, 2002.

     On October 25, 2002, Artisoft filed a Current Report on Form 8-K dated October 25, 2002 for the purpose of filing under Item 5 (Other Events) with the Securities and Exchange Commission a description of the capital stock of the Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ARTISOFT, INC.


Date: November 14, 2002                 By /s/ STEVEN G. MANSON
                                           -------------------------------------
                                           Steven G. Manson
                                           President and Chief Executive Officer


Date: November 14, 2002                 By /s/ MICHAEL J. O'DONNELL
                                           -------------------------------------
                                           Michael J. O'Donnell
                                           Chief Financial Officer (Principal
                                           Financial Officer and Chief
                                           Accounting Officer)

                                 CERTIFICATIONS

I, Steven G. Manson, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Artisoft, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002                /s/ STEVEN G. MANSON
                                        ----------------------------------------
                                        Steven G. Manson
                                        Chief Executive Officer (Principal
                                        Executive Officer)

I, Michael J. O'Donnell, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Artisoft, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002                     /s/ MICHAEL J. O'DONNELL
                                             -----------------------------------
                                             Michael J. O'Donnell
                                             Chief Financial Officer (Principal
                                             Financial Officer)

                                  EXHIBIT INDEX


Designation    Description
-----------    -----------
   99.1        Certification of Chief Executive Officer Pursuant to 18
               U.S.C.ss.1350
   99.2        Certification of Chief Financial Officer Pursuant to 18
               U.S.C.ss.1350