Form 10-Q
period 2002-12-31
ARTISOFT INC
filed 2003-02-14
CIK 877931

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________


                        Commission File Number 000-19462


                                 ARTISOFT, INC.
             (Exact Name of Registrant as Specified in Its Charter)


           DELAWARE
(State or Other Jurisdiction of                         86-0446453
 Incorporation or Organization)             (I.R.S. Employer Identification No.)


               5 CAMBRIDGE CENTER, CAMBRIDGE, MASSACHUSETTS 02142
               (Address of Principal Executive Offices) (Zip Code)


       Registrant's telephone number, including area code: (617) 354-0600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. YES [ ] NO [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   SHARES OUTSTANDING AS OF
         TITLE OF CLASS OF COMMON STOCK                FEBRUARY 13, 2003
         ------------------------------                -----------------
     COMMON STOCK, $.01 PAR VALUE PER SHARE                17,825,522

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

                                 ARTISOFT, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

PART I - FINANCIAL INFORMATION.......................................................    3
         Item 1. - Financial Statements..............................................    3
                   Condensed Consolidated Balance Sheets as of
                     December 31, 2002 (Unaudited) and June 30, 2002.................    3
                   Unaudited Condensed Consolidated Statements of Operations
                     Three and Six months Ended December 31, 2002 and 2001...........    4
                   Unaudited Condensed Consolidated Statements of Cash Flows
                     Six months Ended December 31, 2002 and 2001.....................    5
                   Notes to Unaudited Condensed Consolidated Financial Statements....    6
         Item 2. - Management's Discussion and Analysis of Financial Condition
                     and Results of Operations.......................................    9
         Item 3. - Quantitative and Qualitative Disclosures About Market Risk........   17
         Item 4. - Controls and Procedures...........................................   17
PART II - OTHER INFORMATION..........................................................   18
         Item 4. - Submission of Matters to a Vote of Security Holders...............   18
         Item 6. - Exhibits and Reports on Form 8-K..................................   18
SIGNATURES...........................................................................   19
CERTIFICATIONS.......................................................................   20
EXHIBIT INDEX........................................................................   22

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                         ARTISOFT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                   December 31,    June 30,
                                                                       2002          2002
                                                                    ----------    ----------
                                                                    (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                                         $    5,489    $    6,020
  Trade accounts receivables, net of allowances of $68
    and $118 at December 2002 and June 2002, respectively                  802           998
  Prepaid expenses and other current assets                                183           288
                                                                    ----------    ----------
               Total current assets                                      6,474         7,306
                                                                    ----------    ----------

Property and equipment                                                   3,662         3,480
  Less accumulated depreciation and amortization                        (3,003)       (2,682)
                                                                    ----------    ----------
               Net property and equipment                                  659           798

Other assets                                                               338           257
                                                                    ----------    ----------

                                                                    $    7,471    $    8,361
                                                                    ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $      242    $      376
  Accrued liabilities                                                    1,865         1,569
  Deferred revenue                                                         544           377
  Customer deposits                                                        559            --
  Reserve for stock rotation                                             1,326           940
                                                                    ----------    ----------
               Total current liabilities                                 4,536         3,262
                                                                    ----------    ----------
Commitments and contingencies                                               --            --
Shareholders' equity:
  Preferred stock, $1.00 par value per share
    Authorized 11,433,600 shares;
      Series A preferred stock, $1.00 par value per share
        Authorized 50,000 Series A shares; no Series A shares
        issued at December 31, 2002 and June 30, 2002                       --            --
      Series B preferred stock, $1.00 par value per share
        Authorized 2,800,000 Series B shares; issued 2,800,000
        Series B shares at December 31, 2002 and June 30, 2002
        (aggregate liquidation value $7 million)                         2,800         2,800
  Common stock, $.01 par value per share. Authorized 50,000,000 shares; issued 31,146,022 common shares at December 31, 2002
    and 29,166,613 at June 30, 2002                                        311           292
  Additional paid-in capital                                           108,320       106,460
  Accumulated deficit                                                  (38,712)      (34,669)
  Less treasury stock, at cost, 13,320,500 shares at December 31,
    2002 and June 30, 2002                                             (69,784)      (69,784)
                                                                    ----------    ----------
               Shareholders' equity                                      2,935         5,099
                                                                    ----------    ----------
                                                                    $    7,471    $    8,361
                                                                    ==========    ==========

          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                         ARTISOFT, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  Three Months Ended          Six Months Ended
                                                     December 31,                December 31,
                                               ------------------------    ------------------------
                                                  2002          2001          2002          2001
                                               ----------    ----------    ----------    ----------
Net revenue:
  Product                                      $    1,220    $    2,499    $    2,577    $    3,897
  Services                                             --            --            --            20
                                               ----------    ----------    ----------    ----------
       Total net revenue                            1,220         2,499         2,577         3,917

Cost of sales:
  Product                                              54           451            90           672
  Services                                             --            --            --            12
                                               ----------    ----------    ----------    ----------
       Total cost of sales                             54           451            90           684

Gross profit:
  Product                                           1,166         2,048         2,487         3,225
  Services                                             --            --            --             8
                                               ----------    ----------    ----------    ----------
       Total gross profit                           1,166         2,048         2,487         3,233

Operating expenses:
  Sales and marketing                               1,143         1,442         2,535         3,012
  Product development                                 650           827         1,450         1,963
  General and administrative                          933         1,136         2,586         2,385
                                               ----------    ----------    ----------    ----------
       Total operating expenses                     2,726         3,405         6,571         7,360
                                               ----------    ----------    ----------    ----------

Loss from operations                               (1,560)       (1,357)       (4,084)       (4,127)

Other income, net                                      19            67            41           125
                                               ----------    ----------    ----------    ----------
       Net loss                                    (1,541)       (1,290)       (4,043)       (4,002)

Dividend to series B preferred stockholders            --          (387)       (2,006)       (2,766)
                                               ----------    ----------    ----------    ----------
Loss applicable to common stockholders         $   (1,541)   $   (1,677)   $   (6,049)   $   (6,768)
                                               ==========    ==========    ==========    ==========
Loss applicable to common stockholders -
  basic and diluted                            $    (0.09)   $    (0.11)   $    (0.36)   $    (0.43)
                                               ==========    ==========    ==========    ==========
Weighted average common shares outstanding -
  basic and diluted                                17,751        15,738        16,840        15,731
                                               ==========    ==========    ==========    ==========

          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                         ARTISOFT, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            Six Months Ended
                                                                               December 31,
                                                                        ------------------------
                                                                           2002          2001
                                                                        ----------    ----------
Cash flows from operating activities:
Net loss                                                                $   (4,043)   $   (4,002)
  Adjustments to reconcile net loss to net
      Cash used in operating activities:
      Depreciation and amortization                                            354           395
      Non-cash changes in accounts receivable allowances:
      Bad debt allowances:
        Additions                                                               15            --
        Reductions                                                              (9)           --
      Non-cash changes in returns allowances:
        Additions                                                               --            --
        Reductions                                                             (10)          (25)
      Changes in assets and liabilities:
        Receivables
        Trade accounts                                                         200          (412)
        Other receivables                                                       --            20
        Inventories
        Prepaid expenses and other current assets                              105           722
        Accounts payable                                                      (134)         (277)
        Accrued liabilities                                                    296            75
        Deferred revenue                                                       167            59
        Customer deposits                                                      559            --
        Reserve for stock rotation                                             386          (323)
        Other assets                                                            40            41
                                                                        ----------    ----------

                Net cash used in operating activities                       (2,074)       (3,727)
                                                                        ----------    ----------

Cash flows from investing activities:
  Capitalization of software                                                  (154)         (108)
  Purchases of property and equipment                                         (182)          (44)
                                                                        ----------    ----------

                Net cash used in  investing activities                        (336)         (152)
                                                                        ----------    ----------

Cash flows from financing activities:
  Proceeds from issuance of preferred stock, net of expenses                    --         6,773
  Net proceeds from issuance of common stock, net of expenses                1,879            86
                                                                        ----------    ----------

                Net cash provided by financing activities                    1,879         6,859
                                                                        ----------    ----------

Net increase (decrease) in cash and cash equivalents                          (531)        2,980
Cash and cash equivalents at beginning of period                             6,020         5,801
                                                                        ----------    ----------
Cash and cash equivalents at end of period                              $    5,489    $    8,781
                                                                        ==========    ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash dividend to series B preferred stockholders                    $    2,006    $    2,379
                                                                        ==========    ==========

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

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the accompanying financial statements include all adjustments (of a normal recurring nature), which are necessary for a fair presentation of the financial results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002, on file with the SEC. The results of operations for the three and six months ended December 31, 2002 are not necessarily indicative of the results to be expected for the full year or any other future periods.

(2) REVENUE RECOGNITION

     The Company has one family of products, TeleVantage, a shrink-wrap software-based phone system that runs on Windows 2000/NT platform and Intel communications hardware. TeleVantage has an optional Call Center module, and add-ons, such as TeleVantage Call Center Scoreboard, TeleVantage Call Classifier, TeleVantage Smart Dialer and TeleVantage persistent pager. All modules are fully integrated and represent shrink-wrap software. The Company does not provide training or installation services. However, we have provided development services to Toshiba and Intel in the past as discussed below.

     The Company follows the provisions of Statement of Position "SOP" 97-2, SOFTWARE REVENUE RECOGNITION as amended by SOP 98-9, MODIFICATION OF SOP 97-2 SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectability is reasonably assured. The Company reduces revenue for estimated customer returns, rotations and sales rebates. Revenue from software license agreements that have significant customizations and modification of the software product are recognized in accordance with the provisions of SOP 97-2 as it relates to contract accounting under SOP 81-1, ACCOUNTING FOR PERFORMANCE OF CONSTRUCTION-TYPE AND CERTAIN PRODUCTION-TYPE CONTRACTS. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue. The same revenue recognition criteria are used to account for sales through distributors as sales to end users, with the exception of revenue from Toshiba which is discussed below.

     PRODUCT-SOFTWARE, NOT-FOR-RESALE KITS (NFR'S) AND HARDWARE. TeleVantage is sold under a perpetual license agreement. As part of the product sales price, the Company also provides second tier telephone support that is generally utilized by the customer shortly after the sale. Telephone support is the only undelivered element that is implicitly or explicity included in the sales price of the license. The Company has concluded that the level of support it provides occurs within one year after sale, unspecified upgrades/enhancements offered have historically been minimal and are expected to continue to be minimal, and the cost to provide this limited amount of service is insignificant and subject to estimation and therefore the Company recognizes license revenue upon shipment and meeting all other revenue recognition criteria and accrues the related costs of telephone support.

     VSOE is established through the use of established fixed price lists that are strictly adhered to.

     Upgrades for product enhancements are charged for separately based on standard price lists in effect at the time the upgrade is purchased, or are provided for under annual subscriptions. Annual subscriptions are sold separately and are based upon standard price lists. Revenue for annual subscriptions is recognized ratably over the length of the software subscription period, typically twelve months.

     The following discusses the Company's policies regarding its revenue recognition criteria:

     * Persuasive evidence of an arrangement exists: The Company's practice requires that authorized purchase orders are received by the customer, generally by either Fax or E-mail. Arrangements outside of standard terms,for example the development arrangement with Toshiba, are evidenced by a signed agreement.

     * Delivery has occurred: The product is shipped by mail, outside delivery service or E-Mail and ownership passes upon shipment according to our standard sales terms. The Company has historically entered into one contract with payment terms of six months. The Company evaluated the payment terms and concluded that the contract fee was fixed and determinable.

     * The vendor's fee is fixed or determinable: Prices charged are based upon established price lists and payment terms require payment generally within 30 days.

     * Collectibility is probable: Credit is granted based on the customer's history with us or if a new customer, based upon credit checks such as Dun and Bradstreet and/or bank and vendor references. Prepayment is required if customer credit history is questionable.

     The Company does not typically have bundled contract elements for which revenue is deferred. For bundled contract arrangements, the Company has separately stated and substantive renewal rates and as a result, the Company has followed the residual method as defined in SOP 98-9.

     Also, in January 2000, the Company executed a strategic alliance agreement with Toshiba intended to allow the Company and Toshiba to deliver an integrated communications server and software-PBX solution for small and midsize businesses. TeleVantage 4.0 represents the results of a 1-1/2 year joint-engineering project with Toshiba to integrate TeleVantage with Toshiba digital handsets. Through an Original Equipment Manufacturer (OEM) arrangement with Artisoft, Toshiba is marketing TeleVantage 4.0 under the Strata CS brand, which is being distributed and supported through Toshiba's established dealer channel. Under the terms of the agreement, Toshiba will purchase licenses of TeleVantage for customized versions of the software product to be integrated with its digital handsets and communications server product offerings. The costs associated with this customization have been incurred and reported as an element of cost of sales as part of this development agreement. At the end of September 2001 and upon completion of the development portion of this arrangement, we began to account for product shipped to Toshiba as product sales. The OEM agreement with Toshiba allows for the rotation of inventory it holds for updated versions of the products. During the quarter ended March 31, 2002 revenue was reduced by $800,000 to provide a reserve for the estimated amount of version 4.0 inventory that Toshiba has the right to rotate for version 5.0 when TeleVantage
5.0 is introduced early in calendar year 2003. Also, beginning in the fourth quarter of 2002, the Company began deferring revenue on current and future shipments to Toshiba until the product is resold to Toshiba's customers. The deferral of revenue is due to increasing Toshiba inventory levels, which has resulted in Artisoft not having the ability to reasonably estimate potential future stock rotations resulting from future product releases. For all other product sales, revenue is recognized at the time of shipment because the Company has sufficient information, experience and history to support its ability to estimate future stock rotations.

     SERVICES. Revenue from time and material service contracts is recognized as the services are provided. Revenue from fixed price, long-term service or development contracts is recognized over the contract term based on the percentage of services that are provided during the period compared with the total estimated services to be provided over the entire contract. Losses on fixed price contracts are recognized during the period in which the loss first becomes apparent. Deferred revenue represents cash received for services that have not yet been provided. Customer deposits represent cash received for products not yet shipped.

(3) RECENT ACCOUNTING PRONOUNCEMENTS

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

     On July 30, 2002, the FASB issued Statement No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES ("SFAS 146"). SFAS 146 is based on the fundamental principle that a liability for a cost associated with an exit or disposal activity should be recorded when it (1) is incurred, that is, when it meets the definition of a liability in FASB Concepts Statement No. 6, ELEMENTS OF FINANCIAL STATEMENTS, and (2) can be measured at fair value. SFAS 146 notes that the principal reason for issuing SFAS 146 is the FASB's belief that some liabilities for costs associated with exit or disposal activities that entities record under current accounting pronouncements, in particular Issue 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING),) do not meet the definition of a liability. SFAS 146 nullifies Issue 94-3; thus, it will have a significant effect on practice because commitment to an exit or disposal plan no longer will be a sufficient basis for recording a liability for costs related to those activities. SFAS 146 is effective for exit and disposal activities initiated after December 31, 2002. The Company adopted this standard effective July 1, 2002. Adoption of the standard did not have a material effect on the financial position or results of operations of the Company.

     In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE ("SFAS 148"). SFAS 148 amends FASB Statement No. 123 ("SFAS 123") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures of both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. As the Company did not make a voluntary change to the fair value based method of accounting for stock-based compensation in 2002, the adoption of SFAS No. 148 did not have a material impact on the Company's financial position and results of operations. The Company will adopt the interim disclosure provisions for the period ending March 31, 2003.

(4) CONTENGENCY

     In September 2002, the Company recorded an accrual of $.7 million related to potential tax exposure associated with a technical compliance issue involving its employee stock option plan and past incentive stock options exercised under the plan. The Company continues to evaluate the facts and circumstances surrounding this technical compliance issue and the ultimate resolution of this issue could differ materially from the amount of the established actual.

(5) COMPUTATION OF NET LOSS PER SHARE

     Net loss per share basic and diluted are based upon the weighted average number of common shares outstanding. Common equivalent shares, consisting of outstanding stock options, convertible preferred shares and warrants to purchase common stock are included in the diluted per share calculations where the effect of their inclusion would be dilutive.

                                        Three Months Ended     Six Months Ended
                                           December 31,           December 31,
                                         -----------------     -----------------
                                          2002       2001       2002       2001
                                         ------     ------     ------     ------
Antidilutive potential common shares
  excluded from net loss per share        6,617      4,360      6,785      3,001

(6) COMMON STOCK

     On August 8, 2002, the Company entered into a purchase agreement under which it agreed to issue and sell 1,904,800 shares of common stock at a per share purchase price equal to $1.05 in a private placement financing. On September 27, 2002, the Company received gross proceeds from the issuance and sale of that common stock in the amount of $2,000,040. Under its registration rights agreement with the investors in this September 2002 financing, the Company is required to register these shares of common stock for resale by the investors. The shares of common stock issued and sold to the investors are subject to purchase price adjustments in certain events during the 24-month period following the first effective date of a registration statement to be filed by Artisoft covering the resale of those shares. In the event of a purchase price adjustment, the Company will be required to issue additional shares of common stock to the investors for no additional consideration and to register those additional shares for resale by the investors. The investors in the September 2002 financing have the right to designate one person for election to the Company's board of directors, and the Company will be required to use its best efforts to cause that person to be elected to the board of directors. The investors have not yet exercised this right.

     The investors in the September 2002 and 2001 financings have the right to participate, up to their pro rata share in the respective financing, in future non-public capital raising transactions by the Company. This right, as held by the investors in the September 2002 financing, is not exercisable unless and until the expiration or termination in full of the similar rights of the investors in the 2001 financing.

     The closing of the issuance and sale of shares of common stock in the September 2002 financing resulted in anti-dilution adjustments to the Series B Preferred Stock and the warrants issued in Artisoft's 2001 financing. As a result of these anti-dilution adjustments, each share of Series B Preferred Stock is convertible into approximately 2.38 shares of common stock. Prior to the issuance and sale of shares of common stock in the September 2002 financing, each share of Series B Preferred Stock was convertible into one share of common stock. In addition, the per share exercise price of each warrant was reduced from $3.75 to $1.05, as a result of the September 2002 financing. These adjustments were accounted for as a $2.0 million noncash dividend to the series B preferred stockholders and are included in the computation of the loss available to common stockholders and in the loss per share for the six months ended December 31, 2002. The excess of the aggregate fair value of the beneficial conversion feature over the proceeds received amounted to $9.7 million and has not been reflected in the results of operations or financial position of the Company for the periods presented.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     YOU SHOULD READ THE FOLLOWING DISCUSSION TOGETHER WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q. THIS ITEM, INCLUDING, WITHOUT LIMITATION, THE INFORMATION SET FORTH UNDER THE HEADING "FUTURE RESULTS", CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND
SECTION 21E OF THE SECURITIES AND EXCHANGE ACT OF 1934 THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INCLUDED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE THOSE SET FORTH UNDER "RISK FACTORS" COMMENCING ON PAGE 13, AS WELL AS THOSE OTHERWISE DISCUSSED IN THIS SECTION AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q. SEE "FORWARD-LOOKING STATEMENTS".

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

     The Company has one family of products, TeleVantage, a shrink-wrap software-based phone system that runs on Windows 2000 /NT platform and Intel communications hardware. TeleVantage has an optional Call Center module, and add-ons, such as TeleVantage Call Center Scoreboard, TeleVantage Call Classifier, TeleVantage Smart Dialer and TeleVantage persistent pager. All modules are fully integrated and represent shrink-wrap software. The Company does not provide training or installation services.

     In September 2002, the Company recorded an accrual of $.7 million related to potential tax exposure associated with a technical compliance issue involving its employee stock option plan and past incentive stock options exercised under the plan. The Company continues to evaluate the facts and circumstances surrounding this technical compliance issue and the ultimate resolution of this issue could differ materially from the amount of the established actual.

RESULTS OF OPERATIONS

NET REVENUES

     PRODUCT REVENUE. Net product revenue was $1.2 million for the quarter ended December 31, 2002 and $2.5 million for the quarter ended 2001, representing a decrease of 51.2%. Net product revenue was $2.6 million for the six months ended December 31, 2002 and $3.9 million for the six months ended December 31, 2001, representing a decrease of 34.2%. The decreases in the quarter and six months ended December 31, 2002, as compared to the comparable periods in 2001, were primarily due to a change made in recognizing revenue under our major OEM agreement in fiscal year 2002. The Company stopped recognizing revenue from Toshiba upon shipment to Toshiba and instead will be recognizing revenue when Toshiba resells our products. This change resulted in a decline of approximately $1.0 in revenue.. Also contributing to the decline was the strategic decision to discontinue selling voice processing hardware, the elimination of all channel inventories, and the impact of rotation reserves.

     These revenue declines were offset by strong growth in TeleVantage software sales of licenses for use by end users and TeleVantage dealers.

     We distribute our products both domestically and internationally. International product revenue was $.2 million for each of the quarters ended December 31, 2002 and 2001, representing 17% of total net revenue in the 2002 quarter and 9% of total net revenue in the 2001 quarter. International revenue was $.3 million for each of the six-month periods ended December 31, 2002 and 2001, representing 13% of total net revenue in the 2002 period and 7% of total net revenue in the 2001 period.

     SERVICE REVENUE. We had no service revenue for the quarters ended December 31, 2002 and 2001. For the six months ended December 31, 2002 we had no service revenue compared with $20,000 of service revenue recognized from Intel Corporation for the six months ended December 31, 2001. We have completed our development obligations under our agreement with Intel and no additional service revenue is anticipated under that agreement.

GROSS PROFIT

     PRODUCT. Gross profit on product revenue was $1.2 million for the quarter ended December 31, 2002 and $2.0 million for the quarter ended December 31, 2001, representing 95.6% of net product revenue in the 2002 quarter and 82.0% of net product revenue in the 2001 quarter. Gross profit for the six months ended December 31, 2002 was $2.5 million for the six months ended December 31, 2002 and $3.2 million for the six months ended December 31, 2001, representing 96.5% of net product revenue for the 2002 period and 82.8% of net product revenue for the 2001 period. The decreases in aggregate dollars for the quarter and six months ended December 31, 2002 and 2001 are primarily a result of lower sales to Toshiba, as discussed above. The increases in gross profit percentage for the quarter and six months ended December 31, 2002 compared to the comparable periods in 2001 are the result of a higher percentage of total product revenue derived from TeleVantage software with lesser amounts from lower margin Dialogic hardware.

SALES AND MARKETING

     Sales and marketing expenses were $1.1 million for the quarter ended December 31, 2002 and $1.4 million for the quarter ended December 31, 2001, representing 93.7% of total net sales for the 2002 quarter and 57.7% of total net sales for the 2001 quarter. Sales and marketing expenses were $2.5 million for the six months ended December 31, 2002 and $3.0 million for the six months ended December 31, 2001, representing 98.4% of total net sales for the 2002 period and 76.9% of the total net sales for the 2001 period. The increases in the percentage of sales and marketing expenses to total revenue for the quarter and six month periods ended December 31, 2002, as compared to the comparable period in 2001, are primarily attributable to the reduction in revenue from Toshiba as discussed above. The decreases in sales and marketing expense in aggregate dollars for the quarter and six months ended December 31, 2002, as compared to the comparable period in 2001, reflect a reduction in spending for marketing programs and other expenses. In addition, the decrease in sales and marketing expenses in aggregate dollars for the six month period ended December 31, 2002, as compared to the comparable period in 2001, reflects the impact of a restructuring in personnel costs as a result of workforce reductions implemented in September 2001.

PRODUCT DEVELOPMENT

     Product development expenses were $.7 million for the quarter ended December 31, 2002 and $.8 million for the quarter ended December 31, 2001, representing 53.2% of total net revenue for the 2002 quarter and 33.1% of total net revenue for the 2001 quarter. Product development expenses were $1.5 million for the six months ended December 31, 2002 and $2.0 million for the six months ended December 31, 2001, representing 56.3% of the total net revenue for the 2002 period and 50.2% of total net revenue for the 2001 period. The increase in the percentage of development expense to total net revenue for the quarter ended December 31, 2002, as compared to the comparable period in 2001, is primarily attributable to the reduction in revenue from Toshiba as discussed above offset by the capitalization of approximately $.2 million of expense attributable to the development of TeleVantage 5.0. In accordance with established accounting policy, product development costs are capitalized after technological feasibility is established and until the products are available for sale. TeleVantage 5.0 reached technical feasibility during the quarter ended December 31, 2002 and was shipped on December 27 of that quarter. Development expenses, including those capitalized, were flat in the quarter ended December 31, 2002 compared with the quarter ended December 31, 2001. In addition, the reduction in the ratio of product development costs to total net revenue and aggregate dollars for the six months ended December 31, 2002 reflect a reduction in development personnel headcount in September 2001 due to the completion of the Intel and Toshiba development agreements.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $.9 million for the quarter ended December 31, 2002 and $1.1 million for the quarter ended December 31, 2001, representing 76.5% of total net revenue for the 2002 quarter and 45.5% of total net revenue for the 2001 quarter. General and administrative expenses were $2.6 million for the six months ended December 31, 2002 and $2.4 million for the six months ended December 31, 2001, representing 100.4% of the total net revenue for the 2002 period and 60.8% of total net revenue for the 2001 period. The increase in the percentage of general and administrative expenses to total net revenue for the quarter ended December 31, 2002, as compared to the comparable period in 2001, is primarily attributable to the reduction in revenue from Toshiba as discussed above. The reduction in general and administrative expenses in aggregate dollars for the three months ended December 31, 2002, as compared to the comparable period in 2001, reflects a net decrease in overall expense levels, including a reduction of approximately $.1 million in sales tax reserves no longer needed. In addition the increases in the percentage of general and administrative expense to total net revenue and aggregate dollars for the six months ended December 31, 2002 reflect an accrual established in the quarter ended September 30, 2002 of $.7 million for a tax exposure due to a technical compliance issue related to our stock option plan and past option exercises under the plan. The Company believes that that if a tax is assessed it has reasonable defenses to pursue an appeal and minimize the impact of this contingency on our financial position. However, the impact of the ultimate resolution of this issue could differ materially from the amount of the established reserve partially offseting the impact of this $.7 million accrual were decreases in administrative payroll and other expenses.

OTHER INCOME, NET

     Other Income, Net represents interest income and was $19,000 for the quarter ended December 31, 2002 and $67,000 for the quarter ended December 31, 2001. Other Income, Net was $41,000 for the six months ended December 31, 2002 and $125,000 for the six months ended December 31, 2001. The decreases for the quarter and six-month period ended December 31, 2002, as compared to the comparable periods in 2001, were the result of lower interest rates combined with lower average cash and invested balances.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     We had cash and cash equivalents of $5.5 million at December 31, 2002 compared to $6.0 million at June 30, 2002. Working capital was $1.9 million at December 31, 2002 compared to $4.0 million at June 30, 2002, a decrease of $2.1 million. The decrease in working capital, excluding cash, reflects a decrease in current assets of $.3 million primarily in trade accounts receivable and prepaid expenses. Current liabilities increased $1.3 million due to an increase of $.2 million in deferred revenue reflecting an increase in subscriptions booked but unearned for which upgrades will be provided in the future, and an increase of $.6 million in customer deposits received from Toshiba under our OEM agreement. Future product shipments and resale by Toshiba to its customers (sell-through) is required to satisfy the deposit amounts. In addition, reserve for stock rotations increased by $.4 million to reflect our obligation, primarily to Toshiba, to replace existing TeleVantage 4.0 version with the TeleVantage 5.0 version. This exchange will have no cash impact. Accounts payable and accrued expenses increased $.2 million, net. Included in accrued liabilities is a reserve of $.7 million for a tax exposure due to a technical compliance issue related to our stock option plan and past option exercises. The decrease in cash and cash equivalents of $.5 million primarily results from the receipt of $1.9 million, net of issuance costs, from the sale of common stock in a private placement on September 27, 2002, and $25,000 from the sale of common stock on December 31, 2002 under the Employee Stock Purchase Plan, less cash of $2.2 million used in operations and for the purchase of property and equipment.

     We used cash of $2.2 million to fund operating activities during the six months ended December 31, 2002. The cash used in operating activities was principally the result of $4.0 million in net loss offset by depreciation and amortization of $.4 million and a net changes in current assets, excluding cash, and liabilities of $1.4 million.

     In September 2002, the Company recorded an accrual of $.7 million related to potential tax exposure associated with a technical compliance issue involving its employee stock option plan and past incentive stock options exercised under the plan. The Company continues to evaluate the facts and circumstances surrounding this technical compliance issue and the ultimate resolution of this issue could differ materially from the amount of the established actual.

     On August 8, 2002, we entered into a purchase agreement under which we agreed to issue and sell 1,904,800 shares of common stock at a per share purchase price equal to $1.05 in a private placement financing. On September 27, 2002 we received gross proceeds from the issuance and sale of that common stock in the amount of $2,000,040. Under its registration rights agreement with the investors in this September 2002 financing, Artisoft is required to register these shares of common stock for resale by the investors. The shares of common stock issued and sold to the investors are subject to purchase price adjustments in certain events during the 24-month period following the first effective date of a registration statement to be filed by Artisoft covering the resale of those shares. In the event of a purchase price adjustment, Artisoft will be required to issue additional shares of common stock to the investors for no additional consideration and to register those additional shares for resale by the investors. The investors in the September 2002 financing have the right to designate one person for election to our board of directors, and we will be required to use our best efforts to cause that person to be elected to the board of directors. The investors have not yet exercised this right.

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

     We anticipate that existing cash balances at December 31, 2002, together with cash generated from sales of our product, will be adequate to meet the Company's current and expected cash requirements for the next year, including the impact of the technical compliance issue related to our option plan discussed above. However, a change in circumstance, such as a reduction in the anticipated growth of demand for our products, could necessitate that the Company seek additional debt or equity capital. The Company believes that future TeleVantage revenues will increase and thereby reduce future operating losses. However, the rate at which these revenues may increase will be highly dependent on the overall telecommunications industry capital spending environment, the rate of market acceptance of TeleVantage and the success of the Company's strategic relationship with Toshiba. See "Risk Factors" below. In addition, the Company may also from time to time seek debt or equity financing for various business reasons. In the event the Company seeks and successfully receives additional equity capital, such additional financing may result in significant shareholder dilution. There can be no assurance that any such additional financing will be available when needed or on acceptable terms to allow the Company to successfully achieve its operating plan or fund future investment in its TeleVantage product line.

     The investors in our 2001 and 2002 financing have the right to participate, up to their pro rata share in the respective financing, in future non-public capital raising transactions by Artisoft. This right, as held by the investors in the September 2002 financing, is not exercisable unless and until the expiration or termination in full of the similar rights of the investors in the 2001 financing. The existence of this right may substantially reduce Artisoft's ability to establish terms with respect to, or enter into, any such financing with parties other than the investors.

     Our common stock trades on the NASDAQ SmallCap Market. In order to continue trading on the NASDAQ SmallCap Market, we must satisfy the continued listing requirements for that market. The minimum bid price of our common stock is currently below the $1.00 per share minimum bid price continued listing requirement of the NASDAQ SmallCap Market. The listing of our common stock on the NASDAQ SmallCap is currently being maintained under a grace period permitted by applicable NASDAQ Marketplace rules. The grace period expires March 11, 2003. In order to retain our current listing status on the NASDAQ SmallCap, our common stock must close at $1.00 per share or more for a minimum of 10 consecutive trading days on or before March 11, 2003. We must also maintain compliance with the other criteria for continued inclusion on the NASDAQ SmallCap Market, with which we are currently in compliance.

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

FUTURE RESULTS

     The Company intends to continue investing in the sales, marketing and development of its software-based phone system, TeleVantage. The Company expects operating expenditures will increase from the amounts incurred in the first six months of fiscal year 2003 but will not exceed levels incurred in fiscal year 2002.

     The Company believes that future TeleVantage revenues will increase and thereby reduce future operating losses. However, the rate at which these revenues may increase will be highly dependent on the overall telecommunications industry capital spending environment, the rate of market acceptance of TeleVantage and the success of the Company's strategic relationship with Toshiba. See "Risk Factors" below.

     Specifically, through an original equipment manufacturer development arrangement with Artisoft, Toshiba is marketing TeleVantage under the Strata CS brand, which is being distributed and supported through Toshiba's established dealer channel. Under the terms of the agreement, Toshiba will purchase licenses of customized versions of the TeleVantage software product to be integrated with its digital handsets and communications server product offerings. Any significant delay, cancellation, or termination of this arrangement with Toshiba will have a material adverse effect on the Company's future results of operations. However, any such events will be mitigated to the extent of the minimum revenue guarantees provided to us by Toshiba for a total remaining amount of $1.4 million through September 30, 2003. The agreement expires in December 2003.

     Toshiba is obligated to satisfy the minimum revenue guarantees in accordance with the following terms and conditions:

     * At the end of each of the last calendar quarter of 2002, the first calendar quarter of 2003 and the second calendar quarter of 2003, Toshiba will pay the greater of the royalties for products licensed in that quarter, less any unused prepayments from the previous period, or $375,000. If royalties for that period are less than $375,000, the difference will be considered a prepayment of future royalties.

     * At the end of the third calendar quarter of 2003, Toshiba shall pay the greater of (i) the royalties for products licensed in that quarter, less any unused prepayments from the previous period; or (ii) $250,000. If the royalties for that period are less than $250,000, the difference will be considered a prepayment of future royalties.

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

OUR REVENUES ARE DEPENDENT UPON SALES OF A SINGLE FAMILY OF PRODUCTS, AND OUR BUSINESS WILL FAIL, IF WE DO NOT INCREASE SALES OF THOSE PRODUCTS.

     Our revenues are derived from sales of a single family of products, TeleVantage. If we are not able to increase sales of these products, our business will fail. TeleVantage is a relatively new product in the emerging market for software-based phone systems and it is difficult to predict when or if sales of TeleVantage will increase substantially or at all. We face a substantial risk that our sales will continue to not cover our operating expenses and that we will continue to incur operating losses.

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR FUTURE LOSSES.

     We had operating losses for the fiscal year ended June 30, 2002 and in each of the last eight fiscal years, and negative cash flow from operating activities in four out of the last eight fiscal years including the fiscal year ended June 30, 2002. If our revenues do not increase significantly we may never achieve profitability, on a sustained basis or at all, or generate positive cash flow in the future. In that case our business will fail. We expect to incur significant future operating losses and negative cash flows.

OUR OPERATING RESULTS VARY, MAKING FUTURE OPERATING RESULTS DIFFICULT TO PREDICT AND ADVERSELY AFFECTING THE PRICE OF OUR COMMON STOCK.

     Our operating results have in the past fluctuated, and may in the future fluctuate, from quarter to quarter. The resulting continued unpredictability of our operating results could depress the market price of our common stock, particularly if operating results do not meet the expectations of public market analysts or investors. Factors that contribute to fluctuations in our operating results include:

     * the extent and timing of sales to significant customers, particularly Toshiba;

     * our ability to develop, introduce and market enhancements to our TeleVantage family of products;

     * changes in pricing policies or price reductions by us or our competitors;

     *    variations in sales by our value-added resellers and distributors; and

     *    variations in product returns.

     Sales in any quarter are dependent primarily on orders booked and shipped in that quarter and are not predictable with any degree of certainty. In addition, our expense levels are based, in part, on our expectations as to future revenues. If revenue levels are below our expectations, net loss may be disproportionately affected due to fixed costs related to generating our revenues.

WE RELY UPON THE AVAILABILITY TO MARKET TELEVANTAGE OF DISTRIBUTORS, RESELLERS AND ORIGINAL EQUIPMENT MANUFACTURERS AND THE ABILITY OF THESE ORGANIZATIONS TO PAY FOR THE PRODUCTS THEY PURCHASE FROM US.

     If distributors, resellers and original equipment manufacturers in the software industry choose not to focus their marketing efforts on software-based phone systems or on products competitive with TeleVantage, our sales efforts will be materially adversely affected. In fiscal year 2002, our distributor, Paracon, accounted for 32% of our total net sales. In fiscal year 2001, our original equipment manufacturer, Toshiba, accounted for approximately 21% of our total net sales, Paracon accounted for approximately 18% of total net sales, and our original equipment manufacturer, Intel, accounted for 15% of total net sales. We depend upon the availability of distribution outlets similar to these relationships to market TeleVantage. In addition, our operating results would be adversely affected if one of our major distributors, resellers or original equipment manufacturers fails to pay us for the products they purchase from us. At June 30, 2002, Paracon represented approximately 30% of our outstanding trade receivables and Toshiba represented approximately 16% of our outstanding trade receivables. At June 30, 2001, Toshiba represented approximately 41% and Paracon represented approximately 16% of our outstanding trade receivables.

OUR COMMON STOCK MAY BE DELISTED FROM THE NASDAQ SMALLCAP MARKET AND TRANSFERRED TO THE OVER-THE-COUNTER ELECTRONIC BULLETIN BOARD OR THE PINK SHEETS, WHICH WOULD REDUCE THE LIQUIDITY OF OUR COMMON STOCK AND MAY DEPRESS THE PRICE OF OUR COMMON STOCK.

     If our common stock is delisted from the NASDAQ SmallCap Market, the listing of our common stock may be transferred to the over-the-counter electronic bulletin board, also referred to as the OTCBB, or the Pink Sheets. The listing of our common stock on the OTCBB or the Pink Sheets would materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, such delisting would materially adversely affect our access to the capital markets, and the limited liquidity and reduced price of our common stock would materially adversely affect our ability to raise capital through alternative financing sources on terms applicable to us or at all.

     In order to continue trading on the NASDAQ SmallCap Market, we must satisfy the continued listing requirements for that market. The minimum bid price of our common stock is currently below the $1.00 per share minimum bid price continued listing requirement of the NASDAQ SmallCap Market. The listing of our common stock on the NASDAQ SmallCap Market is currently being maintained under a grace period permitted by applicable NASDAQ Marketplace rules. This grace period expires on March 11, 2003. In order to retain our current listing status on the NASDAQ SmallCap, our common stock must close at $1.00 per share or more for a minimum of 10 consecutive trading days on or before March 11, 2003. We must also maintain compliance with the other criteria for continued inclusion on the NASDAQ SmallCap Market, with which we are currently in compliance.

WE MAY HAVE A NEED TO PROCURE ADDITIONAL THIRD PARTY FINANCING, BUT FINANCING MAY NOT BE AVAILABLE WHEN NEEDED OR UPON TERMS ACCEPTABLE TO US. IF A FINANCING IS CONSUMMATED, CURRENT STOCKHOLDERS MAY EXPERIENCE SUBSTANTIAL DILUTION OF THEIR OWNERSHIP IN ARTISOFT.

     In order to obtain the funds to continue our operations and meet our working capital requirements, we may require additional equity financing or debt financing. Any additional financing may not be available to us on terms acceptable to us or at all. The holders of our Series B Preferred Stock and the holders of common stock issued pursuant to our September 2002 financing have price-related anti-dilution protection in the event of future issuances of securities by us. These provisions could substantially dilute your interest in Artisoft in the event of a future financing transaction. In addition, those same investors all have the right to participate, up to their pro rata share in their respective financing, in future capital raising transactions by the Company. The existence of this right may substantially reduce the Company's ability to establish terms with respect to, or enter into, any such financing with parties other than the investors. The terms of any additional financing we may enter into may impose substantial constraint on our ability to operate our business as we deem appropriate.

OUR MARKET IS HIGHLY COMPETITIVE; IF WE FAIL TO COMPETE SUCCESSFULLY, OUR PRODUCTS WILL NOT BE SUCCESSFUL.

     We compete with other phone system companies, many of which have substantially greater financial, technological, production, sales and marketing and other resources, as well as greater name recognition and larger customer bases, than does Artisoft. Given the greater financial resources of many of our competitors, our products may not be successful or even accepted. The computer telephony industry is highly competitive and is characterized by rapidly evolving industry standards. We believe that the principal competitive factors affecting the markets we serve include:

     *    product architecture, functionality and features;

     *    price;

     *    vendor and product reputation;

     *    quality of product and support; and

     *    effectiveness of sales and marketing efforts.

     Our competitors may be able to respond more quickly and effectively than can Artisoft to new or emerging technologies and changes in customer requirements or to devote greater resources than can Artisoft to the development, promotion, sales and support of their products. For example, our competitors could develop products compatible with the Intel SoftSwitch Framework that could displace TeleVantage CTM Suite.

IF SOFTWARE-BASED PHONE SYSTEMS DO NOT ACHIEVE WIDESPREAD ACCEPTANCE, WE MAY NOT BE ABLE TO CONTINUE OUR OPERATIONS.

     Our sole product line, TeleVantage, competes in the newly emerging software-based phone system market as well as existing traditional, proprietary hardware solutions offered by companies such as Avaya Communications, Nortel Networks Corporation and Siemens Corporation. We do not know if markets will migrate toward software-based phone system solutions. If software-based phone systems do not achieve widespread acceptance or widespread acceptance is delayed, sales of TeleVantage will not increase and may decline. We may then be unable to continue our operations.

VARIABILITY IN PRODUCT RETURNS MAKES IT DIFFICULT TO PREDICT OUR REVENUE.

     We are exposed to the risk of product returns from our distributors and value-added resellers, which are estimated and recorded by us as a reduction in sales. Actual returns in any period may exceed our estimates, thereby making it difficult to predict our revenues. To the extent we may, in the future, introduce new products, the predictability and timing of sales to end-users and the management of returns to us of unsold products by distributors and volume purchasers may become more complex.

OUR MARKET IS SUBJECT TO CHANGING PREFERENCES AND TECHNOLOGICAL CHANGE; OUR FAILURE TO KEEP UP WITH THESE CHANGES WOULD RESULT IN OUR LOSING MARKET SHARE.

     The introduction of products incorporating new technologies and the emergence of new industry standards could render TeleVantage obsolete and unmarketable. If this occurs, we would likely lose market share. The markets for computer telephony solutions are characterized by rapid technological change, changing customer needs, frequent product introductions and evolving industry standards within the markets for computer technology solutions. Our future success will depend upon our ability to develop and introduce new computer telephony products (including new releases and enhancements) on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of our customers.

SOME OF OUR STOCKHOLDERS HAVE ACQUIRED A SUBSTANTIAL INTEREST IN ARTISOFT AND MAY BE ABLE TO EXERT SUBSTANTIAL INFLUENCE OVER ARTISOFT'S ACTIONS.

     Based upon their substantial stock ownership and their director rights, Austin W. Marxe and David M. Greenhouse may be able to exert substantial influence over matters submitted to our stockholders for approval and our management and affairs, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. As of December 31, 2002, Austin W. Marxe and David M. Greenhouse beneficially owned approximately 45.9% of our common stock. In addition, Austin W. Marxe and David
M. Greenhouse, through their affiliates, have the right to elect two directors and the right to designate an additional director. Effective as of August 28, 2002, the holders of our series B preferred stock elected Robert J. Majteles to our board of directors. Mr. Majteles was selected for election by an affiliate of Austin W. Marxe and David M. Greenhouse under an agreement among the holders of the series B preferred stock.

     Austin W. Marxe and David M. Greenhouse may elect to sell all or a substantial portion of their Artisoft securities to one or more third parties. In that case, a third party with whom we have no prior relationship could exercise the same degree of control over us as Austin W. Marxe and David M. Greenhouse presently do. In this regard, this prospectus covers the resale by affiliates of Austin W. Marxe and David M. Greenhouse of shares of our common stock representing a 36% ownership interest in Artisoft, in the aggregate.

IF THE EMPLOYMENT OF ANY OF OUR EXECUTIVE OFFERS IS TERMINATED PRIOR TO OCTOBER 2004 WITHOUT CAUSE OR BY THE EXECUTIVE FOR GOOD REASON, WE WILL BE REQUIRED TO PROVIDE SUBSTANTIAL BENEFITS TO THAT OFFICER.

     We have change in control agreements with each of our executive officers that provide that in the event of termination of employment of an executive officer within two years of the change in control either without cause or by the executive for "good reason," such as a reduction in duties and responsibilities:

     * all of the executive's unvested options vest and become exercisable in full; and

     * Artisoft will pay the executive a lump sum equal to one year's, or two years' in the case of the Chief Executive Officer, base salary plus bonus.

     Due to open market purchases of our common stock, a change in control within the meaning of the change in control agreements occurred in October 2002. Therefore, each of the executives set forth in the table below will receive benefits under its change in control agreement in the event his employment at Artisoft is terminated prior to 2004 either without cause or for good reason. The salary and bonus of each executive for Artisoft's 2002 fiscal year ended June 30, 2002 is also set forth on the table below.

Name                                       Title              Fiscal 2002 Salary   Fiscal 2002 Bonus
----                                       -----              ------------------   -----------------
Steven G. Manson...........   President and Chief Executive
                              Officer                               $210,861               --
Christopher Brookins.......   Vice President of Development
                              and Chief Technology Officer          $166,575               --
Paul Gregory Burningham....   Vice President of Sales               $135,343            $37,935
Michael J. O'Donnell.......   Chief Financial Officer               $152,923               --

SOFTWARE ERRORS MAY DAMAGE OUR REPUTATION, CAUSE LOSS OF CUSTOMERS AND INCREASE CUSTOMER SUPPORT COSTS.

     Software products as complex as TeleVantage may contain undetected errors. This could result in damage to our reputation, loss of customers, delay of market acceptance of our products or all of these consequences. We or our customers may find errors in TeleVantage or any new products after commencement of commercial shipments. In addition, if our products are flawed, or are difficult to use, customer support costs could rise.

WE RELY ON THIRD-PARTY TECHNOLOGY AND HARDWARE PRODUCTS. THIS TECHNOLOGY MAY CONTAIN UNDETECTED ERRORS, BE SUPERSEDED OR MAY BECOME UNAVAILABLE, THEREBY LIMITING OUR ABILITY TO SELL, AND THE PERFORMANCE OF, OUR PRODUCTS.

     TeleVantage operates on hardware manufactured by Intel. To the extent that this hardware becomes unavailable or in short supply we could experience delays in shipping TeleVantage to our customers. In addition, we are dependent on the reliability of this hardware and to the extent the hardware has defects it will affect the performance of TeleVantage. If the hardware becomes unreliable, does not perform in a manner that is acceptable to our customers or becomes more expensive, sales of TeleVantage could fall.

     Because our products run only on Microsoft Windows NT servers and use other Microsoft Corporation technologies, including the Microsoft Data Engine, a decline in market acceptance for Microsoft technologies or the increased acceptance of other server technologies could cause us to incur significant development costs and could have a material adverse effect on our ability to market our current products.

ANY FAILURE BY US TO PROTECT OUR INTELLECTUAL PROPERTY COULD HARM OUR BUSINESS AND COMPETITIVE POSITION.

     Our success is dependent upon our software code base, our programming methodologies and other intellectual properties. If we are unable to protect these properties, we will not be able to remain technologically competitive and our business will suffer. To protect our proprietary technology, we rely primarily on a combination of trade secret laws and nondisclosure, confidentiality, and other agreements and procedures, as well as copyright and trademark laws. These laws and actions may afford only limited protection. We may not be able to deter misappropriation of our proprietary information or to prevent the successful assertion of an adverse claim to software utilized by us. In addition, we may not be able to detect unauthorized use and take effective steps to enforce our intellectual property rights. In selling our products, we rely primarily on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of some jurisdictions. In addition, the laws of some foreign countries provide substantially less protection to our proprietary rights than do the laws of the United States.

IF WE ARE NOT ABLE TO HIRE AND RETAIN QUALIFIED PERSONNEL, WE WILL BE HINDERED IN OUR EFFORTS TO MAINTAIN AND EXPAND OUR BUSINESS.

     We are dependent on our ability to identify, hire, train, retain and motivate high quality personnel, especially highly skilled engineers involved in the ongoing research and development required to develop and enhance our software products and introduce enhanced future products. If we are not able to hire and retain qualified personnel, we will be hindered in our efforts to maintain and expand our business. The computer telephony industry is characterized by rapid technological change, changing customer needs, frequent product introduction and evolving industry standards. These characteristics require a high degree of industry-specific technological and operational understanding. A high level of employee mobility and aggressive recruiting of skilled personnel characterize our industry. There can be no assurance that our current employees will continue to work for us or that we will be able to hire additional employees on a timely basis or at all. We expect to grant additional stock options and provide other forms of incentive compensation to attract and retain key technical and executive personnel. These additional incentives will lead to higher compensation costs in the future and may adversely affect our future results of operations.

OUR STOCK PRICE MAY BE ADVERSELY AFFECTED BY OUR ANTITAKEOVER DEFENSES.

     Provisions of our certificate of incorporation and bylaws and of Delaware law could have the effect of delaying, deferring or preventing an acquisition of our company. These provisions may deprive you of the opportunity to sell your shares to potential acquirors at a premium over prevailing prices. This potential inability to obtain a control premium could reduce the market price of our common stock. Our board of directors (except for directors elected by the holders of our series B preferred stock) is divided into three classes, each of which serves a three year term, and our stockholders do not have the ability to call special stockholder meetings. Therefore, a two-year period is required to elect directors representing a majority of our non-series B preferred stock directors. Gaining control of our board of directors is further complicated by the presence of one director elected solely by the holders of our series B preferred stock and right of those holders to elect an additional director. These issues relating to the election of our directors are an example of our antitakeover provisions that may frustrate potential acquirors.

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

                           PART II - OTHER INFORMATION

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 14, 2002, the Company held its 2002 annual meeting of stockholders. At the meeting, the votes cast for and against the matters presented to the Company's stockholders, as well as the number of abstentions and broker non-votes, were as follows:

     1. Election of two class III directors to serve for the ensuing three years and until their respective successors are elected and qualified:

          Robert H. Goon

          VOTES FOR      VOTES WITHHELD
          ----------     --------------
          19,366,736        548,002

          Kathryn B. Lewis

          VOTES FOR      VOTES WITHHELD
          ----------     --------------
          19,180,272        734,466

     2. Approval of an amendment to Artisoft's Employee Stock Purchase Plan increasing from 400,000 to 900,000 the number of shares of common stock authorized for issuance under that plan.

          VOTES FOR      VOTES AGAINST     VOTES ABSTAINING     BROKER NON-VOTES
          ----------     -------------     ----------------     ----------------
          19,158,430        681,698              74,610                0

     3. Ratification of the appointment of KPMG LLP as Artisoft's independent auditors for the current fiscal year.

          VOTES FOR      VOTES AGAINST     VOTES ABSTAINING     BROKER NON-VOTES
          ----------     -------------     ----------------     ----------------
          19,492,146        286,600             135,992                0

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

     Previously reported.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ARTISOFT, INC.


Date: February 14, 2003                By: /s/ Steven G. Manson
                                           -------------------------------------
                                           Steven G. Manson
                                           President and Chief Executive Officer


Date: February 14, 2003                By: /s/ Michael J. O'Donnell
                                           -------------------------------------
                                           Michael J. O'Donnell
                                           Chief Financial Officer (Principal
                                           Financial Officer and Chief
                                           Accounting Officer)

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

Date: February 14, 2003                 By: /s/ Steven G. Manson
                                            ------------------------------------
                                            Steven G. Manson
                                            Chief Executive Officer
                                            (Principal Executive Officer)

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

Date: February 14, 2003                 By: /s/ Michael J. O'Donnell
                                            ------------------------------------
                                            Michael J. O'Donnell
                                            Chief Financial Officer
                                            (Principal Financial Officer)

                                  EXHIBIT INDEX

Designation    Description
-----------    -----------

   10.1 Patent License Agreement between Lucent Technologies GRL Corporation and the Registrant effective June 30, 2000, was filed with the Commission on December 20, 2002 as an exhibit to the Registrant's Registration Statement of Form S-3 (File No. 333-100756) and is herein incorporated by reference.

   10.2 Second Addendum to OEM/Reseller Agreement dated January 18, 2000 by and between the Registrant and Telecommunications Systems Division of Toshiba America Information Systems, Inc., was filed with the Commission on February 10, 2003 as an exhibit to the Registrant's Registration Statement of Form S-3 (File No. 333-100756) and is herein incorporated by reference.

   99.1        Certification of Chief Executive Officer Pursuant to 18
               U.S.C.ss.1350

   99.2        Certification of Chief Financial Officer Pursuant to 18
               U.S.C.ss.1350