Form 10-K/A
period 2002-06-30
ARTISOFT INC
filed 2003-05-20
CIK 877931

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $8,122,114 based on the closing sale price as reported by The Nasdaq Stock Market on September 27, 2002. Shares of common stock held by each executive officer and director of the registrant and by each entity known to the registrant to beneficially own 10% or more of the registrant's common stock have been excluded from this calculation in that such persons and entities may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant has no shares of non-voting common stock authorized or outstanding. The number of shares outstanding of the registrant's sole class of common stock, as of September 27, 2002 was 2,958,485 shares of common stock, $.01 par value per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement for its 2002 Annual Meeting of Shareholders scheduled to be held on November 14, 2002 (the "2002 Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2002, are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the 2002 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Annual Report on Form 10-K.

                           FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to a number of risks and uncertainties. All statements, other than statements of historical fact, included in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. When used in this Annual Report on Form 10-K, the words "will", "believe", "anticipate", "intend", "estimate", "expect", "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic alliances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" and elsewhere in this Annual Report on Form 10-K. The forward-looking statements provided by Artisoft in this Annual Report on Form 10-K represent Artisoft's estimates as of September 30, 2002, the date this report was originally filed with the SEC. Forward-looking statements contained herein do not reflect events transpiring subsequent to September 30, 2002, notwithstanding the filing date of any amendment to this Annual Report on Form 10-K. We anticipate that subsequent events and developments will cause our estimates to change. However, while we may elect to update our forward-looking statements in the future, we specifically disclaim any obligation to do so. Our forward-looking statements should not be relied upon as representing our estimates as of any date subsequent to the date this report is filed with the SEC.

                                EXPLANATORY NOTE

     The purpose of this Form 10-K/A is to amend the Form 10-K filed on September 30, 2002 to:

     (1) Restate financial statements for the cost of equity issued in connection with our Toshiba America Information Systems, Inc. OEM and Reseller agreement.

     In January 2000, Artisoft entered into an OEM and Reseller Agreement with Toshiba. Also in January 2000, Artisoft entered into an agreement with Toshiba under which Toshiba acquired 16,666 shares of Artisoft common stock at a price of $41.964 per share and was issued warrants for an additional 8,333 shares of Artisoft common stock at an exercise price of $41.964 per share. The fair market value of the Artisoft common stock on the date of execution of the definitive agreement was $129.00 per share. The difference between the issuance price and fair market value of the Artisoft common stock, and the fair value of the warrants (which were valued based upon the Black Scholes Options Pricing Model) amounted to $2.3 million and was charged to selling expense in the quarter ended March 31, 2000.

     In May 2003, in response to comments Artisoft received from the SEC on its accounting for this $2.3 million charge, Artisoft determined that the $2.3 million charge should be reflected as a reduction in revenue over the term of the agreement, rather than a selling expense recognized at the time of the signing of the definitive agreement. This cost of equity is being amortized as a reduction of product revenues in proportion to revenue recognized relating to the OEM and Reseller Agreement. The unamortized portion of this amount is reported as deferred Toshiba equity costs in the shareholders equity section of the consolidated balance sheets. Artisoft's consolidated financial statements and related disclosures set forth in this Form 10-K/A have been restated to reflect this determination.

     On May 8, 2003, Artisoft announced its preliminary financial results for the third quarter of fiscal 2003. Those preliminary results were subject to the final preparation and review of financial statements for the third quarter of fiscal 2003 and an analysis of the financial restatements also announced on May 8, 2003. The preliminary results announced on May 8, 2003 reflected an amortization of the cost of equity under Artisoft's agreement with Toshiba as a reduction of product revenues at a rate of approximately $191,000 per quarter over the term of the Toshiba OEM and Reseller agreement. After further analysis in connection with preparing final financial statements for the third quarter of fiscal 2003, Artisoft has amortized the cost of equity as a reduction of product revenues in proportion to revenues recognized relating to the Toshiba OEM and Reseller agreement. It is this treatment that is reflected in the financial statements reported in this report. Under this treatment, as of March 31, 2003, approximately $1.364 million of the cost of equity remains unamortized and will be applied as a reduction of future product revenues under the Toshiba OEM and Reseller agreement during the term of that agreement.

     (2) Restate financial statements to reflect all revenues related to our Toshiba agreement as product revenues and record Toshiba revenue when Toshiba has sold the products to its customers.

     In May 2003, also in response to comments Artisoft received from the SEC, Artisoft determined that revenue it had previously recognized as services revenue in 2000 and 2001 on the basis of specific product development deliverables within its OEM and Reseller Agreement with Toshiba should be recognized as product revenue. Accordingly, Artisoft's consolidated financial statements and related disclosures set forth in this Form 10-K/A have been restated to reflect all revenue recognized under the agreement as product revenues. Related costs of service revenue have been reclassified as product development expense.

     In further response to the SEC comments received by Artisoft, Artisoft determined that Toshiba product sales should have been recognized as revenue with Toshiba's shipment of products to its customers (upon "sell-through"). The Company had recorded service revenue based on the minimum purchase commitments from inception through fiscal 2001. Product revenue commencing on July 1, 2001 through March 31, 2002 was based on product shipments to Toshiba (upon "sell-in")and product revenue commencing on April 1, 2002 was recognized upon Toshiba's sell-through. For further discussion of the conversion to sell-through, please see the discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     (3) Revise certain other disclosures in response to SEC comments.

     This Form 10-K/A contains revisions to certain other disclosures Artisoft determined to include herein in response to comments Artisoft received from the SEC.

     We have amended and restated in its entirety each Item of our Annual Report on Form 10-K for the fiscal year ended June 30, 2002 that has been affected by the restatements and revisions referenced above. This Amendment No. 1 to Annual Report on Form 10-K does not reflect events occurring after the September 30, 2002 filing of our Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (except with respect to the reverse stock split as described below) or modify or update the disclosures set forth in that Annual Report on Form 10-K in any way, except as required to reflect the effects of the restatements and revisions referenced above.

     On April 22, 2003 the company completed a reverse stock split of our common stock at a ratio of one-for-six. We have reflected the reverse stock split to the share and per share numbers in this amendment No. 1 on Form 10-K to our Annual Report for the fiscal year ended June 30, 2002.

     The Items of our Annual Report on Form 10-K for the fiscal year ended June 30, 2002 which are amended and restated herein are:

     o    Item 1 of Part I;
     o    Items 6, 7 and 8 of Part II; and
     o    Item 15 of Part IV.

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

Artisoft has an original equipment manufacturer ("OEM") relationship with Toshiba, which is selling and supporting a re-branded version of TeleVantage4.0, called Strata CS, through its extensive dealer channel. During the fiscal year, Artisoft completed the integration between TeleVantage and Toshiba's popular Strata DK handsets, enhancing the companies' ability to pursue this market opportunity. The companies have extended their OEM agreement through the end of calendar year 2003.

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

For the fiscal year ended June 30, 2002, Artisoft generated total net revenue of $6.1 million compared to total net revenue in fiscal year 2001 of $6.3 million. The decline in revenue for fiscal 2002 is attributable to a reduction in net service revenue of $812,000 . This reduction is partially offset by an increase in net product revenue of $622,000. The decrease in net service revenue in fiscal 2002 is the result of our completion in early fiscal 2002 of a product development agreement with Intel.

Net product revenue from TeleVantage increased in fiscal 2002 to $6.1 million and includes approximately $448,000 (net of equity costs amortized of approximately $378,000) relating to Toshiba. Artisoft records Toshiba product revenue when Toshiba has shipped the products to its customers as Artisoft does not have the ability to estimate returns, including stock rotations. For all other product sales, revenue is recognized at the time of shipment because the Company has sufficient information, experience and history to support its ability to estimate returns, including future stock rotations. In addition, for the fiscal year ended June 30, 2001 there was approximately $400,000 of net product relating primarily to discontinued sales of the Company's Visual Voice Product Line. There was no corresponding amount in fiscal year 2002.

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

For the fiscal year ended June 30, 2001, Artisoft had net sales of $6.3 million, as compared to net sales of $15.4 million in its 2000 fiscal year. The decline in revenue for fiscal year 2001 is attributable primarily to the discontinuation of the Company's Visual Voice software product line. Also, the results for fiscal year 2000 include one-time revenue of $2.7 million from the sale of the Visual Voice source code and $1.5 million of related professional service fees from Intel. The decrease was also due in part to the Company's decision to discontinue selling add-on Dialogic hardware and a decrease in distribution channel inventories.

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

The Company is exposed to the risk of product returns and rotations from its distributors (other than Toshiba), which are recorded by the Company as a reduction to sales. Although the Company attempts to monitor and manage the volume of its sales to distributors, overstocking by its distributors or changes in their inventory level policies or practices by distributors may require the Company to accept returns above historical levels. In addition, the risk of product returns may increase if the demand for new products introduced by the Company is lower than the Company anticipates at the time of introduction. Although the Company believes that it provides an adequate allowance for sales returns, there can be no assurance that actual sales returns will not exceed the Company's allowance. Any product returns in excess of recorded allowances could result in a material adverse effect on net sales and operating results. Artisoft records Toshiba product revenue when Toshiba has shipped the products to its customers as Artisoft does not have the ability to estimate returns, including stock rotations. For all other product sales, including those to distributors, value-added resellers, revenue is recognized at the time of shipment because the Company has sufficient information, experience and history to support its ability to estimate future stock rotations and all other revenue criteria have been met upon shipment. This is largely because all of the Company's other distributors carry very small amounts of inventory and most of them are now ordering product on a just in time basis using the company's electronic license distribution system. As the Company introduces more products, timing of sales to end users and returns to the Company of unsold products by distributors become more difficult to predict and could result in material fluctuations in quarterly operating results. In the fourth quarter of 2001 we provided reserves of $500,000 for returns related to estimated stock rotations associated with the release of a new version of Televantage in fiscal year 2002. Based upon our monitoring of inventory in the distribution channel we have been able to reasonably estimate these returns.

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

The Company's ability to compete is dependent upon the timely introduction of new products to the marketplace and the timely enhancement of existing products. Product development expenses totaled approximately $3.5 million, $4.7 million, and $3.5 million in fiscal year 2002, 2001 and 2000, respectively. The Company entered into a joint development agreement with Intel in December 1999. The development obligations were substantially completed in fiscal year 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion on this arrangement.

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

COMPETITION

The Company's TeleVantage software-based phone system principally competes with proprietary PBXs offered by companies such as Nortel, Siemens and Avaya, proprietary IP-PBX products offered by Cisco and 3Com, proprietary PC-PBX products offered by Altigen, and high end call center software offered by Interactive Intelligence. The Company competes with these offerings primarily on the basis of product architecture, functionality and features and price. The Company believes that it competes favorably in these areas. There can be no assurance that the Company's products will be able to compete effectively against these products.

INTERNATIONAL BUSINESS

The Company markets and sells its products in international as well as domestic markets. In fiscal year 2002, 2001, and 2000, international sales accounted for 8%, 11%, and 8%, respectively, of the Company's net sales. Less than 1% of the Company's assets were deployed to support the Company's international business at the end of fiscal year 2002 and 2001.

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

SIGNIFICANT CUSTOMERS

The Company sells its products through a variety of channels of distribution, including distributors, resellers and OEMs. In fiscal year 2002 Paracon accounted for 32% of total net sales. In fiscal year 2001, Paracon accounted for approximately 21% of net sales, and Intel accounted for 14% of net sales, respectively. In fiscal year 2000, Intel accounted for 30% of the Company's annual net sales as a result of its acquisition of the Visual Voice product line.

At June 30, 2002, Paracon, and Gold Kist, Inc. accounted for 36%, and 17% of the Company's outstanding gross trade receivables, respectively. At June 30, 2001, Toshiba accounted for approximately 41% and Paracon accounted for approximately 21% of the Company's outstanding gross trade receivables. At June 30, 2000, Intel accounted for approximately 23% and Globaltron accounted for approximately 10% of the outstanding gross trade accounts receivable. The loss of any of our major distributors, resellers, OEMs or their failure to pay the Company for products purchased from the Company would have an adverse effect on the Company's operating results. The Company's standard credit terms are net 30 days.

BACKLOG

Substantially all of the Company's revenue in each quarter results from orders booked in that quarter. Accordingly, the Company does not believe that its backlog at any particular point is indicative of future sales.

PROPRIETARY RIGHTS AND LICENSES

The Company has a number of registered trademarks, including "ARTISOFT" and "TELEVANTAGE". These registered trademarks have the effect of helping the Company identify and distinguish the Company's name and its products from others in the marketplace and protecting the Company from unauthorized use of these trademarks. These registered trademarks are of material importance to the Company because they identify the Company's name and its single family of products. Under state common law, the Company's trademarks continue indefinitely. The registered trademark "ARTISOFT" is due for renewal in the United States in November 2012 and the registered trademark "TELEVANTAGE" is due for renewal in the United States in January 2010.

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

Artisoft entered into a patent license agreement with Lucent Technologies in June 2000. Under the agreement, Artisoft received a nonexclusive and nontransferable license to voice processing technologies it uses in TeleVantage. The agreement expires on June 30, 2005, but may be terminated prior to that date by either party upon six months notice. Artisoft paid an initial $250,000 royalty under the agreement and is required to pay additional royalties under the agreement to the extent sales of TeleVantage exceed $25.0 million during the term of the agreement. The licensing by Lucent Technologies of its products or brand name to competitors of the Company, or the withdrawal or termination of licensing rights to the Company's technologies, could have an adverse affect on the Company's sale of products incorporating such licensed technologies and the Company's results of operations as a whole.

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

                                     PART II

ITEM 6. SELECTED FINANCIAL DATA.

The selected consolidated financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included in this Annual Report on Form 10-K/A.

The selected consolidated financial data set forth below as of June 30, 2002 and 2001 and for the years ended June 30, 2002, 2001 and 2000 are derived from the audited consolidated financial statements of Artisoft included in this Annual Report on Form 10-K/A. All other selected consolidated financial data set forth below is derived from audited financial statements of Artisoft not included in this Annual Report on Form 10-K/A. Artisoft's historical results are not necessarily indicative of its results of operations to be expected in the future. Our previously issued selected financial data for each of the three years ended June 30, 2002, 2001 and 2000 have been restated. The information provided in the schedule below should be read in conjunction with Note 2, "Restatement" of the Notes to Consolidated Financial Statements as set forth in this amended Annual Report.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             YEARS ENDED JUNE 30,
                                          --------------------------------------------------------
                                          RESTATED    RESTATED    RESTATED
                                            2002        2001        2000        1999        1998
                                          --------    --------    --------    --------    --------
STATEMENTS OF OPERATIONS DATA
Net revenue:
  Product                                 $  6,050    $  5,427    $ 13,363    $  7,144    $  4,771
  Services                                      20         832       1,995          --          --
                                          --------    --------    --------    --------    --------
Total net revenue                            6,070       6,259      15,358       7,144       4,771
Loss from operations                        (8,605)    (14,491)     (4,221)     (6,835)     (3,103)
Net loss from continuing operations         (8,417)    (13,961)     (3,306)     (6,011)     (1,376)
Net loss                                    (8,417)    (13,961)     (2,527)     (1,762)     (2,913)
Dividend to Series B Preferred
shareholders                                (2,766)         --          --          --          --
Loss applicable to common shareholders     (11,183)    (13,961)     (2,527)     (1,762)     (2,913)
Net loss per common share from
continuing operations-basic and diluted   $  (3.20)   $  (5.41)   $  (1.31)   $  (2.45)   $  (1.20)
Net loss per common share-basic and
diluted                                   $  (4.26)   $  (5.41)   $  (1.00)   $   (.72)   $  (1.20)
Weighted average common shares
outstanding                                  2,627       2,579       2,529       2,453       2,426

                                                               AS OF JUNE 30,
                                          --------------------------------------------------------
                                          RESTATED    RESTATED    RESTATED
                                            2002        2001        2000        1999        1998
                                          --------    --------    --------    --------    --------
BALANCE SHEET DATA
Working Capital                           $  3,498    $  4,074    $  7,272    $ 15,870    $ 18,016
Total assets                                 8,221       9,065      21,494      20,751      21,445
Total liabilities                            3,668       3,416       3,169       2,177       1,493
Shareholders' equity                         4,553       5,649      18,325      18,574      19,952

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion together with the consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K/A. This Item, including, without limitation, the information set forth under the heading "Future Results", contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 that involve risks and uncertainties. Actual results may differ materially from those included in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth under "Risk Factors" commencing on page ____, as well as those otherwise discussed in this section and elsewhere in this Annual Report on Form 10-K/A. See "Forward-Looking Statements".

RESTATEMENT

Our previously issued consolidated balance sheets as of June 30, 2002 and 2001 and the consolidated statements of operations, changes in shareholders equity and cash flows for each of the years in the three-year period ended June 30, 2002, and the respective quarters have been restated.

The following "Management's Discussion and Analysis" has been restated to reflect the changes more fully described within note 2 of the notes to the restated consolidated financial statements.


OVERVIEW

For the fiscal year ended June 30, 2002, Artisoft had total net revenue of $6.1 million compared to total net revenue in fiscal year 2001 of $6.3 million. The decline in revenue for fiscal 2002 is attributable to a reduction in net service revenue of $812,000. This reduction is partially offset by an increase in net product revenue of $622,000. The decrease in net service revenue in fiscal 2002 is the result of our completion in early fiscal 2002 of a product development agreement with Intel.

Net product revenue from TeleVantage increased to $6.1 million in fiscal 2002 from $5.4 million in fiscal 2001. In addition, for the fiscal year ended June 30, 2001 there was approximately $400,000 of net product revenue relating primarily to discontinued sales of the company's Visual Product Line. There was no corresponding amount in fiscal year 2002.

For the fiscal year ended June 30, 2001, Artisoft reported net sales of $6.3 million, as compared to net sales of $15.4million in its 2000 fiscal year. The decline in revenue for fiscal year 2001 is attributable primarily to the discontinuation of sales of the Company's Visual Voice software product line. Also, the fiscal year 2000 results include one-time revenue of $2.7 million from the sale of the Visual Voice source code and $1.5 million of related professional service fees from Intel. The decrease was also due in part to the Company's decision to discontinue selling add-on Dialogic hardware and a decrease in distribution channel inventories.

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

In January 2000, the Company executed a strategic alliance agreement with Toshiba intended to allow the Company and Toshiba to deliver an integrated communications server and software-PBX solution for small and midsize businesses. TeleVantage 4.0 represents the results of a 1-1/2 year joint-engineering project with Toshiba to integrate TeleVantage with Toshiba digital handsets. Through an Original Equipment Manufacturer (OEM) arrangement with Artisoft, Toshiba is marketing TeleVantage 4.0 under the Strata CS brand, which is being distributed and supported through Toshiba's established dealer channel. Under the terms of the agreement, Toshiba will purchase licenses of TeleVantage for customized versions of the software product to be integrated with its digital handsets and communications server product offerings. The Company defers revenue on shipments to Toshiba until the product is resold by Toshiba to its customers. The deferral of revenue is due to Artisoft's inability to reasonably estimate potential future stock rotations resulting from future product releases and their effect on future revenue. For all other product sales, revenue is recognized at the time of shipment because the Company has sufficient information, experience and history to support its ability to estimate future stock rotations.

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

RESULTS OF OPERATIONS

NET REVENUE

PRODUCT REVENUE. Net product revenue increased 11% to $6.1 million for fiscal year 2002 from $5.4 million for fiscal year 2001. Net product revenue decreased 59% to $5.4 million for fiscal year 2001 from $13.4 million for fiscal year 2000. The increase in net product revenue for the fiscal year ended June 30, 2002 was due primarily to the increase in TeleVantage revenue. In addition, for the fiscal year ended June 30, 2001 there was approximately $400,000 of net product relating primarily to discontinued sales of the Company's Visual Product Line. There was no corresponding amount in fiscal year 2002.

The decrease in net product revenues for the fiscal year ended June 30, 2001 as compared to the fiscal year ended June 30, 2000 was due primarily to the discontinuation of the Company's Visual Voice software product line and the Company's decision to discontinue selling add-on Dialogic hardware to its value added resellers late in fiscal year 2000. Reflected in the revenues for the fourth quarter of fiscal year 2001 is a reduction in revenues of approximately $500,000 to reserve for channel inventory rotations estimated to be associated with fourth quarter 2001 shipments. With the introduction of TeleVantage 4.0, distributors were expected to rotate the TeleVantage 3.5 inventory they had on hand in September 2001. The $500,000 reserve for stock rotation was substantially offset by a corresponding amount in revenue recorded in fiscal year 2002 upon delivery of TeleVantage 4.0. Also, in the fourth quarter of fiscal year 2001, revenues were increased $400,000 by the reversal of a previously established returns reserve relating to the Company's discontinued product line. The Company concluded that this reserve was no longer needed. Additionally, the Company recognized $2.7 million in revenues from the sale of the Visual Voice software code to Intel during fiscal year 2000. This revenue was recognized ratably as product revenue between October 1, 1999 and June 30, 2000.

SERVICES REVENUE. Net service revenue was $20,000 in fiscal year 2002 compared with $832,000 in fiscal year 2001. The decline in service revenue was primarily a result of the Company completing the development phase of its agreement with Intel at the end of September 2001. No additional service revenue is anticipated under this agreement. For the fiscal year ended June 30, 2002, the Company had $20,000 of service revenue from Intel. In fiscal year 2001, service revenue from Intel was $832,000. Net service revenue declined to $832,000 in fiscal year 2001 from $2.0 million in fiscal year 2000. The following factors contributed to the amount of net service revenues recognized during the fiscal years ended June 30, 2001 and 2000. The Company recognized $1.5 million in professional services fees from Intel upon the sale of the Visual Voice source code in December 1999. Under the terms of this arrangement, the Company provided certain sales and support services for the Visual Voice product line to Intel through June 30, 2000. An increase in service revenues recognized from Intel during fiscal year 2001 partially offset the loss of the $1.5 million in Visual Voice service revenues in fiscal year 2001.

The Company distributes its products internationally. International product revenue was 8%, 11% and 8% of total net revenue for fiscal years 2002, 2001 and 2000 respectively. International revenue decreased 30% to $500,000 in fiscal year 2002 from $700,000 in fiscal year 2001 which was a decrease of 42% from $1.2 million in fiscal year 2000. The decline in international revenue can be expected to change as the Company strengthens distribution in these geographic regions and there is an increase in capital spending in the global telecommunications industry.

GROSS PROFIT

PRODUCT. The Company's gross profit from net product revenue was $5.2 million, $3.9 million and $8.1 million in fiscal year 2002, 2001 and 2000, respectively, or 86%, 71% and 61% of net product revenue, respectively. The increase in gross profit percentage and aggregate dollars from net product revenue for fiscal year 2002 as compared to fiscal year 2001 was due primarily to an increase in higher margin TeleVantage sales coupled with a decrease in the percentage of revenue derived from lower margin Dialogic add-on hardware. The increase in gross profit percentage from net product revenues for fiscal year 2001 as compared to fiscal year 2000 was due to an increased percentage of higher margin TeleVantage software sales. In addition, fiscal year 2000 gross profit margins were favorably impacted by the sale of the Visual Voice source code. The net decrease in aggregate dollars of gross profit margin from product revenues for fiscal year 2001 as compared to fiscal year 2000 was principally due to the recognition of $2.7 million in revenues from the sale of the Company's Visual Voice source code as net product revenue between October 1, 1999 and June 30, 2000 and the discontinuation of Visual Voice product sales in fiscal year 2001. Gross profit may fluctuate on a quarterly and yearly basis because of product mix, pricing actions and changes in sales and inventory allowances.

SERVICES. The Company's gross profit from net services revenues was nominal in fiscal year 2002. In fiscal years 2001 and 2000, gross profit was $147,000 and $1.7 million respectively, or 18% and 87% of net services revenues, respectively. The decrease in both aggregate dollars of gross profit from net services revenues and gross profit percentage for fiscal year 2001 as compared to fiscal year 2000 was principally the result of the inclusion of $1.5 million in professional service fees earned as an element of the Visual Voice software code sale and recognized in fiscal year 2000. Upon the sale of its Visual Voice source code in fiscal year 2000, the Company agreed to provide service and sales support to Intel from October 1, 1999 to June 30, 2000.

SALES AND MARKETING

Sales and marketing expenses were $5.9 million, $8.9 million and $7.7 million for fiscal year 2002, 2001 and 2000, respectively, representing 97%, 142% and 50% of total net revenue, respectively. The decrease in sales and marketing expenses in aggregate dollars and as a percentage of total net revenue for fiscal year 2002 compared to fiscal year 2001 was due primarily to a reduction in marketing and sales personnel costs as a result of workforce reductions implemented in April 2001 and September 2001 and a reduction in marketing program expense. The increase in sales and marketing expense in fiscal year 2001 as compared to fiscal year 2000 was the result of an increase in sales, support and marketing personnel costs to support anticipated revenue streams from the release of TeleVantage 4.0, and the Company's arrangements with Toshiba and Intel.

Sales and marketing expenses as a percentage of total revenue decreased to 97% in fiscal year 2002 from 142% in fiscal year 2001. The decrease is primarily a result of lower marketing expenses partially offset by lower net service revenue. Sales and marketing expense as a percentage of total revenue increased to 142% in fiscal year 2001 from 50% in fiscal year 2000. The increase in sales and marketing expenses as a percentage of total revenue for fiscal year 2001 as compared to fiscal year 2000 is primarily the result of the overall decrease in total net revenue during fiscal year 2001 and the aforementioned increase in sales and marketing costs.

PRODUCT DEVELOPMENT

Product development expenses were $3.5 million $4.7 million and $3.5 million for fiscal year 2002, 2001 and 2000, respectively, representing 57%, 75% and 23% of total net revenue, respectively. For the fiscal year ended June 30, 2001 approximately $700,000 of development effort related to service revenue was classified to cost of sales compared to $300,000 in fiscal year 2000. In both the 2001 and 2000 fiscal years, these costs were associated with the Intel development project, which was completed in the quarter ended September 30, 2001. The Company reduced its development personnel headcount in September 2001 primarily as a result of the completion of the Intel development contract. The decrease in the ratio of development expense to total net revenue for fiscal year 2002 compared to fiscal year 2001 is due primarily to the aforementioned headcount reduction.

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

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $4.4 million, $4.9 million and $2.9 million for fiscal 2002, 2001 and 2000, respectively, representing 73%, 79% and 19% of total net revenue, respectively. The decrease in general and administrative expenses in aggregate dollars in fiscal year 2002 as compared to fiscal year 2001 is principally the result of reduced headcount for administrative personnel and other expense reductions. The increase in general and administrative expenses in aggregate dollars in fiscal year 2001 as compared to fiscal year 2000 is principally the result of additional occupancy cost incurred as the result of the expansion of the Company's Cambridge, Massachusetts-based headquarters and increased depreciation expense on the Company's fixed assets. The increase in general and administrative expenses as a percentage of total net sales in fiscal 2001 compared to fiscal year 2000 is principally attributable to the overall decrease in net sales of Visual Voice products between fiscal year 2001 and fiscal year 2000 and the aforementioned increase in occupancy and depreciation expense.

OTHER INCOME (EXPENSE)

Other income (expense), net was $200,000, $500,000 and $900,000 for fiscal year 2002, 2001 and 2000, respectively. The decrease in other income between fiscal years 2002 and 2001 and fiscal years 2001 and 2000 was the result of a lower level of interest rates combined with lower average cash and invested balances throughout the years.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $6.0 million at June 30, 2002 compared to $5.8 million at June 30, 2001. Working capital was $3.5 million at June 30, 2002 compared to $4.1 million at June 30, 2001, a decrease of approximately $600,000. The decrease in working capital reflects a reduction in inventory of approximately $600,000 and an increase of approximately $400,000 in deferred revenue and a reduction in the stock rotation reserve of approximately $300,000. The increase in cash and cash equivalents of $200,000 is primarily a result of receipt of $6.8 million from the sale of Series B Preferred Stock on August 8, 2001 and on November 14, 2001 and $168,000 in proceeds received from the exercise of stock options and the purchase of common stock under the Company's Employee Stock Purchase Plan, less cash of $6.6 million used in operations and the purchase of property and equipment of $149,000. In fiscal year 2001 the Company liquidated its investments of $10.3 million and used the proceeds in operating activities. There were no investments at the end of fiscal year 2002.

The Company used cash of $6.6 million to fund operating activities during the fiscal year ended June 30, 2002. The cash used in operating activities was principally the result of $8.4 million in net loss offset by depreciation and amortization of $775,000, amortization of deferred Toshiba equity costs of $378,000 and a net decrease in other working capital items of $600,000.

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
                                                      ======

On August 8, 2001, the Company entered into an agreement for a $7 million private placement financing to issue an aggregate of 2,800,000 shares of its Series B Convertible Preferred Stock ("Series B Preferred"). $3.9 million of the financing was received on August 8, 2001 upon the issuance of 1,560,000 shares of Series B Preferred. The remaining $3.1 million was received on November 14, 2001 upon the issuance of the remaining 1,240,000 shares of Series B Preferred. Under the terms of the agreement, each share of Series B Preferred was issued at a price of $2.50. At the election at any time of the holder thereof, each share of Series B Preferred initially could be converted into one sixth of one share of the Company's common stock, subject to adjustment in certain events. As a result of the Company's September 2002 financing (discussed below) each share of Series B Preferred is now convertible into approximately .3967 shares of common stock. Under certain circumstances, the Company has the right to effect the automatic conversion of the Series B Preferred to common stock in the event the closing per share bid price of the common stock exceeds $30.00 per share for 30 consecutive trading days. The Series B Preferred, in general, votes with the common stock as one class, with Series B Preferred shares voting on a basis equal to the number of shares of common stock into which they convert. In addition, the holders of the Series B Preferred, as a class, are entitled to elect up to two directors of the Company and have a preference in liquidation over the common shareholders. On August 28, 2002, the holders of Series B Preferred exercised their right to elect Robert J. Majteles to our board of directors. The holders of Series B Preferred have not yet exercised their right to elect an additional director. The shares of Series B Preferred are entitled to receive dividends only when and if declared by the Board of Directors of the Company. Such dividends shall be paid to holders of Series B Preferred, prior to any such distribution to holders of common stock, on a per share basis equal to the number of shares of common stock into which each share of Series B Preferred is then convertible.

In addition, pursuant to the agreement for the financing, the Company issued to the holders of the Series B Preferred, warrants to purchase up to 260,000 and 206,666 shares of the Company's common stock on August 8, 2001 and November 14, 2001, respectively. The warrants expire on September 30, 2006 and were initially exercisable at a per share price of $22.50. As a result of the Company's September 2002 financing (discussed below) the warrants are now exercisable at a per share price of $6.30. The warrants have a call provision that provides that if the closing per share bid price of the common stock exceeds $45.00 per share for 30 consecutive trading days and certain other conditions are met, the Company has the right to require the warrant holders to exercise their warrants for common stock. Both the per share exercise price and the number of shares issuable upon exercise of the warrants are subject to adjustment in certain events.

The fair market value of the warrants issued on August 8, 2001, as calculated using a Black Scholes pricing model, was estimated at $3.7 million and was recorded as a credit to additional paid-in capital. The value of the beneficial conversion feature embedded in the outstanding shares of Series B Preferred issued on August 8, 2001 was estimated to be $2.4 million and was recorded as an immediate non-cash dividend to the Series B Preferred shareholders with a corresponding credit to additional paid-in-capital. This dividend, which represents a purchase discount to the Series B Preferred shareholders for shares that may be converted into common shares, was included in the computation of the loss available to common shareholders and in the loss per share for the fiscal year ended June 30, 2002. The excess of the aggregate fair value of the beneficial conversion feature over the proceeds received amounted to $1 million and it was not reflected in the results of operations or financial position of the Company at June 30, 2002.

The fair market value of the warrants issued on November 14, 2001, as calculated using a Black Scholes pricing model, was estimated at $1.2 million and was recorded as a credit to additional paid-in capital. The value of the beneficial conversion feature embedded in the outstanding shares of Series B Preferred issued on November 14, 2001 was estimated to be $.4 million and was recorded as an immediate non-cash dividend to the Series B Preferred shareholders with a corresponding a credit to additional paid-in-capital. The dividend, which represents a purchase discount to the preferred shareholders for shares that may be converted into common shares, was included in the computation of the loss available to common shareholders and in the loss per share for the fiscal year ended June 30, 2002.

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

On August 8, 2002, we entered into a purchase agreement under which we agreed to issue and sell 317,466 shares of common stock at a per share purchase price equal to $6.30 in a private placement financing. On September 27, 2002 we received gross proceeds from the issuance and sale of that common stock in the amount of $2,000,040. Under its registration rights agreement with the investors in this September 2002 financing, the Company is required to register these shares of common stock for resale by the investors. The shares of common stock issued and sold to the investors are subject to purchase price adjustments in certain events during the 24-month period following the first effective date of a registration statement to be filed by Artisoft covering the resale of those shares. In the event of a purchase price adjustment, the Company will be required to issue additional shares of common stock to the investors for no additional consideration and to register those additional shares for resale by the investors. The investors in the September 2002 financing have the right to designate one person for election to our board of directors, and we will be required to use our best efforts to cause that person to be elected to the board of directors. The investors have not yet exercised this right.

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

The closing of the issuance and sale of shares of common stock in the September 2002 financing resulted in anti-dilution adjustments to the series B preferred stock and the warrants issued in Artisoft's 2001 financing. As a result of these anti-dilution adjustments, each share of series B preferred stock is convertible into approximately .3967 shares of common stock. Prior to the issuance and sale of shares of common stock under this agreement each share of series B preferred stock was convertible into one sixth of one share of common stock. In addition, the per share exercise price of each warrant has been reduced from $22.50 to $6.30. These adjustments will result in a significant increase in potential common shares outstanding and a significant non cash dividend to the Series B preferred shareholders and therefore will result in an estimated $2 million increase in our loss per share available to common shareholders in the first quarter and fiscal year ended 2003 as well as the cumulative periods results for the second, third and fourth quarters of fiscal 2002.

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

Under the continued listing requirement standard currently utilized by Artisoft, we are required to have minimum net tangible assets of $4.0 million. Under the continued listing requirements applicable to Artisoft on November 1, 2002, the minimum net tangible asset requirement is replaced with a minimum shareholders' equity requirement of $10.0 million. At June 30, 2002, we had shareholders' equity of $4.6 million. We do not anticipate that we will satisfy the $10.0 million shareholders' equity requirement as of November 1, 2002 and therefore expect that our common stock will be delisted from the Nasdaq National Market. In addition, the minimum bid price of our common stock is currently below the $1.00 per share minimum bid price continued listing requirement in effect both now and on November 1, 2002. The listing of our common stock on the Nasdaq National Market is currently being maintained under a grace period permitted by Nasdaq Marketplace Rule 4450(e)(2).

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

The FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, effective for fiscal years beginning May 20, 2002 or later that rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, and FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement Amends FASB Statement No. 4 and FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company is currently examining the effect of this pronouncement on the results of operations and financial position of the Company, but currently believes the effect will not be material.

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

Under the continued listing requirement standard currently utilized by Artisoft, we are required to have minimum net tangible assets of $4.0 million. Under the continued listing requirements applicable to Artisoft on November 1, 2002, the minimum net tangible asset requirement is replaced with a minimum shareholders' equity requirement of $10.0 million. At June 30, 2002 we had shareholders' equity of $4.6 million. We do not anticipate that we will satisfy the $10.0 million shareholders' equity requirement as of November 1, 2002 and therefore expect that our common stock will be delisted from the Nasdaq National Market. In addition, the minimum bid price of our common stock is currently below the $1.00 per share minimum bid price continued listing requirement in effect both now and on November 1, 2002. The listing of our common stock on the Nasdaq National Market is currently being maintained under a grace period permitted by Nasdaq Marketplace Rule 4450(e)(2).

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

WE MAY HAVE A NEED TO PROCURE ADDITIONAL THIRD PARTY FINANCING, BUT FINANCING MAY NOT BE AVAILABLE WHEN NEEDED OR UPON TERMS ACCEPTABLE TO US. IF A FINANCING IS CONSUMMATED, CURRENT SHAREHOLDERS MAY EXPERIENCE SUBSTANTIAL DILUTION OF THEIR OWNERSHIP IN ARTISOFT.

In the past, we have funded our continuing operations and working capital requirements primarily through cash from operations and the sale of our securities. In order to obtain the funds to continue our operations and meet our working capital requirements, we may require additional equity financing or debt financing. We may also from time to time seek additional equity financing or debt financing in order to fund other business initiatives, including the acquisition of other businesses. Additional financing may place significant limits on our financial and operating flexibility, and any future financing could result in substantial dilution to our shareholders. The holders of our Series B Preferred Stock and the holders of common stock issued pursuant to our September 2002 financing have anti-dilution protection in the event of a future dilutive issuance of our stock. In addition, those same investors all have the right to participate, up to their pro rata share in their respective financing, in future capital raising transactions by the Company. The existence of this right may substantially reduce the Company's ability to establish terms with respect to, or enter into, any such financing with parties other than the investors. There can be no assurance that any such additional equity financing or debt financing will be available to us when needed or on terms acceptable to us. If we are not able to successfully obtain additional equity financing or debt financing, if needed, the business, financial condition and results of operations of Artisoft will be materially and adversely affected.

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

We are exposed to the risk of product returns from our distributors and value-added resellers, which are estimated and recorded by us as a reduction in sales. In addition, we are exposed to the risk of fluctuations in quarterly sales if resellers and distributors purchase and hold excessive amounts of inventory at any time or otherwise change their purchasing patterns. Although we monitor our distributor inventories and current and projected levels of sales, overstocking may occur with TeleVantage because of rapidly evolving market conditions. In addition, the risk of product returns may increase if the demand for TeleVantage were to rapidly decline due to regional economic troubles or increased competition. All of these risks are exacerbated as TeleVantage is our sole product line and the market for TeleVantage and similar products is newly emerging. There can be no assurance that actual product returns will not exceed our allowances for these returns. Any overstocking by resellers or distributors (other than Toshiba) or any product returns in excess of recorded allowances could adversely affect our revenues. To the extent we may, in the future, introduce new products, the predictability and timing of sales to end-users and the management of returns to us of unsold products by distributors and volume purchasers may become more complex and could result in material fluctuations in quarterly sales and operating results

OUR MARKET IS SUBJECT TO CHANGING PREFERENCES AND TECHNOLOGICAL CHANGE; FAILURE TO KEEP UP WITH THESE CHANGES WOULD RESULT IN OUR LOSING MARKET SHARE.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                 ARTISOFT, INC.
                          INDEX TO FINANCIAL STATEMENTS

                                                                 Page Reference
                                                                   Form 10-K/A
                                                                   ---------
Independent Auditors' Report

Consolidated Financial Statements:

  Consolidated Balance Sheets as of June 30, 2002 (restated)
  and 2001 (restated)............................................      23
  Consolidated Statements of Operations for the years ended
  June 30, 2002 (restated), 2001 (restated) and 2000 (restated).. 24 Consolidated Statements of Changes in Shareholders' Equity
  for the years ended June 30, 2002 (restated), 2001 (restated)
  and 2000 (restated)............................................      25
  Consolidated Statements of Cash Flows for the years ended
  June 20, 2002 (restated), 2001 (restated) and 2000 (restated)..      26
  Notes to Consolidated Financial Statements.....................      27

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

The accompanying consolidated balance sheets as of June 30, 2002 and 2001 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended June 30, 2002 have been restated as discussed in Note 2 to the consolidated financial statements.


/s/ KPMG LLP

Boston, Massachusetts

August 6, 2002, except for Note 14 which is as of September 27, 2002 and Notes 2 and 16 which are as of May 19, 2003

                         ARTISOFT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

ASSETS                                                                     JUNE 30,
                                                                   ------------------------
                                                                      2002          2001
                                                                   ----------    ----------
                                                                    RESTATED      RESTATED
Current assets:
  Cash and cash equivalents ....................................   $    6,020    $    5,801

  Receivables:
    Trade accounts, net allowances of $258 and $733 in
      2002 and 2001, respectively ..............................          858           488
    Other receivables ..........................................           --            27
  Inventories ..................................................           14           674
  Prepaid expenses .............................................          274           500
                                                                   ----------    ----------
           Total current assets ................................        7,166         7,490
                                                                   ----------    ----------
Property and equipment .........................................        3,480         3,331
  Less accumulated depreciation and amortization ...............       (2,682)       (1,943)
                                                                   ----------    ----------
      Net property and equipment ...............................          798         1,388
                                                                   ----------    ----------
Other assets ...................................................          257           187
                                                                   ----------    ----------
                                                                   $    8,221    $    9,065
                                                                   ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable .............................................   $      376    $      682
  Accrued liabilities ..........................................        1,569         1,424
  Deferred revenue .............................................        1,723         1,310
                                                                   ----------    ----------
      Total current liabilities ................................        3,668         3,416
                                                                   ----------    ----------
Commitments and contingencies ..................................           --            --

Shareholders' equity:
  Preferred stock, $1.00 par value. Authorized 11,433,600 shares
      Series A Preferred stock, $1.00 par value. Authorized
        50,000 Series A shares; no Series A shares issued at
        June 30, 2002 ..........................................           --            --

      Series B Preferred stock, $1.00 par value. Authorized
        2,800,000 Series B shares; issued 2,800,000 Series B
        shares at June 30, 2002 (Aggregate liquidation value
        $7 million) ............................................        2,800            --
  Common stock, $.01 par value. Authorized 50,000,000 shares;
    issued 4,861,101 shares at June 30, 2002 and 4,841,860
    shares at June 30, 2001 ....................................           48            48
  Additional paid-in capital ...................................      106,704       102,561
  Accumulated deficit ..........................................      (33,697)      (25,280)
  Deferred Toshiba equity costs ................................       (1,518)       (1,896)
  Less treasury stock, at cost, 2,220,083 shares at June 30,
    2002 and June 30, 2001 .....................................      (69,784)      (69,784)
                                                                   ----------    ----------
         Net shareholders' equity ..............................        4,553         5,649
                                                                   ----------    ----------
                                                                   $    8,221    $    9,065
                                                                   ==========    ==========

See accompanying notes to consolidated financial statements.

                         ARTISOFT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     YEARS ENDED JUNE 30,
                                                               --------------------------------
                                                                 2002        2001        2000
                                                               --------    --------    --------
                                                               RESTATED    RESTATED    RESTATED
Net revenue:
   Product .................................................   $  6,050    $  5,427    $ 13,363
   Services ................................................         20         832       1,995
                                                               --------    --------    --------
     Total net revenue .....................................      6,070       6,259      15,358

Cost of sales:
   Product .................................................        870       1,558       5,242
   Services ................................................         12         685         257
                                                               --------    --------    --------
     Total cost of sales ...................................        882       2,243       5,499

Gross profit:
   Product .................................................      5,180       3,869       8,121
   Services ................................................          8         147       1,738
                                                               --------    --------    --------
     Total gross profit ....................................      5,188       4,016       9,859

Operating expenses:
   Sales and marketing .....................................      5,893       8,884       7,724
   Product development .....................................      3,486       4,701       3,486
   General and administrative ..............................      4,414       4,922       2,870
                                                               --------    --------    --------
         Total operating expenses ..........................     13,793      18,507      14,080
                                                               --------    --------    --------

Loss from operations .......................................     (8,605)    (14,491)     (4,221)
                                                               --------    --------    --------
Other income (expense):
   Interest income .........................................        188         507         919
   Interest expense ........................................         --          --         (12)
   Other ...................................................         --          23           8
                                                               --------    --------    --------
         Total other income ................................        188         530         915
                                                               --------    --------    --------

         Net loss from continuing operations ...............     (8,417)    (13,961)     (3,306)

Income from discontinued operations, net of tax ............         --          --         880
Loss on sale of discontinued operations ....................         --          --        (101)
                                                               --------    --------    --------
         Net loss ..........................................     (8,417)    (13,961)     (2,527)

Dividend to Series B preferred stock .......................     (2,766)         --          --
                                                               --------    --------    --------
Net Loss applicable to common stock ........................   $(11,183)   $(13,961)   $ (2,527)
                                                               --------    --------    --------
Net loss per common share from continuing
     operations-Basic and Diluted ..........................   $  (3.20)   $  (5.41)   $  (1.31)
                                                               ========    ========    ========
Net loss per common share
Applicable to common stock-Basic and Diluted ...............   $  (4.26)   $  (5.41)   $  (1.00)
                                                               ========    ========    ========
Weighted average common shares outstanding-
     Basic and Diluted .....................................      2,627       2,579       2,529
                                                               ========    ========    ========

See accompanying notes to consolidated financial statements

                         ARTISOFT, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                   COMMON STOCK          PREFERRED STOCK
                                              ---------------------   ---------------------     DEFERRED      ADDITIONAL
                                                          $.01 PAR                $1.00 PAR      TOSHIBA       PAID-IN
                                                SHARES      VALUE       SHARES      VALUE      EQUITY COSTS    CAPITAL
                                              ---------   ---------   ---------   ---------    ------------   ---------
Balances at June 30, 1999 ..................  4,690,746   $      47          --   $      --      $      --    $  97,103

Issuance of common stock to a
  third party ..............................     16,666          --          --          --                       2,989
Exercise of common stock options ...........     76,518           1          --          --                       1,273
Issuance of common stock under
 employee stock purchase plan ..............      6,526          --          --          --                         237
Deferred Toshiba eequity costs(Restated) ...         --          --          --          --         (2,290)          --
Amortization of Deferred Toshiba
Equity costs(restated) .....................                                                            68
Net loss (Restated) ........................         --          --          --          --                          --
                                              ---------   ---------   ---------   ---------      ---------    ---------
Balances at June 30, 2000 (Restated) .......  4,790,456          48          --          --         (2,222)     101,602
Exercise of common stock options ...........     45,340          --          --          --                         847
Issuance of common stock under
 employee stock purchase plan (Resatated) ..      6,064          --          --                                     112
Amortization of Deferred Toshiba
Equity costs (Restated) ....................                                                           326           --
Net loss (Restated) ........................         --          --          --          --             --
                                              ---------   ---------   ---------   ---------      ---------    ---------
Balances at June 30, 2001 (Restated) .......  4,841,860          48          --          --         (1,896)     102,561

Sale of Series B Preferred
Stock Offering:
    Series B preferred stock, net
     of issuance costs .....................         --          --   2,800,000       2,800             --        3,975
    Warrants ...............................         --          --          --          --             --        2,766
Non cash dividend paid on
 series B preferred ........................         --          --          --          --             --       (2,766)
Exercise of common stock options ...........      1,167          --          --          --             --           22
Issuance of common stock under
 employee stock purchase plan ..............     18,074          --          --          --             --          146
Amortization of Deferred Toshiba
Equity costs (Restated) ....................         --          --          --          --            378           --
Net Loss (Restated) ........................         --          --          --          --             --           --
                                              ---------   ---------   ---------   ---------      ---------    ---------
Balance at June 30, 2002 (Restated) ........  4,861,101   $      48   2,800,000   $   2,800      $  (1,518)   $ 106,704
                                              =========   =========   =========   =========      =========    =========


                                                                            NET
                                             ACCUMULATED    TREASURY    SHAREHOLDERS'
                                               DEFICIT        STOCK        EQUITY
                                              ---------     ---------     ---------
Balances at June 30, 1999 ..................  $  (8,792)    $ (69,784)    $  18,574

Issuance of common stock to a
  third party ..............................         --            --         2,989
Exercise of common stock options ...........         --            --         1,274
Issuance of common stock under
 employee stock purchase plan ..............         --            --           237
Deferred Toshiba eequity costs(Restated) ...         --            --        (2,290)
Amortization of Deferred Toshiba
Equity costs(restated) .....................                                     68
Net loss (Restated) ........................     (2,527)           --        (2,527)
                                              ---------     ---------     ---------
Balances at June 30, 2000 (Restated) .......    (11,319)      (69,784)       18,325
Exercise of common stock options ...........         --            --           847
Issuance of common stock under
 employee stock purchase plan (Resatated) ..         --            --           112
Amortization of Deferred Toshiba
Equity costs (Restated) ....................         --            --           326
Net loss (Restated) ........................    (13,961)           --       (13,961)
                                              ---------     ---------     ---------
Balances at June 30, 2001 (Restated) .......    (25,280)      (69,784)        5,649

Sale of Series B Preferred
Stock Offering:
    Series B preferred stock, net
     of issuance costs .....................         --            --         6,775
    Warrants ...............................         --            --         2,766
Non cash dividend paid on
 series B preferred ........................         --            --        (2,766)
Exercise of common stock options ...........         --            --            22
Issuance of common stock under
 employee stock purchase plan ..............         --            --           146
Amortization of Deferred Toshiba
Equity costs (Restated) ....................         --            --           378
Net Loss (Restated) ........................     (8,417)                     (8,417)
                                              ---------     ---------     ---------
Balance at June 30, 2002 (Restated) ........  $ (33,697)    $ (69,784)    $   4,553
                                              =========     =========     =========

See accompanying notes to consolidated financial statements

                         ARTISOFT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     YEARS ENDED JUNE 30,
                                                                                --------------------------------
                                                                                  2002        2001        2000
                                                                                --------    --------    --------
                                                                                RESTATED    RESTATED    RESTATED
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..................................................................   $ (8,417)   $(13,961)   $ (2,527)

  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization .........................................        775         803         617
      Amortization of Deferred Toshiba Equity Costs .........................        378         326          68
      Loss from disposition of property and equipment, net ..................         --          --          32
      Non-cash changes in accounts receivable, rotation and
      inventory allowances:
        Additions ...........................................................        209         611         259
        Reductions ..........................................................       (890)       (467)        (20)

  Changes in assets and liabilities:
      Receivables -
        Trade accounts ......................................................        444         911        (501)
        Other receivables ...................................................         27         119         (99)
      Inventories ...........................................................        527         102        (506)
      Prepaid expenses ......................................................        226        (134)        (65)
      Other assets ..........................................................       (106)         (8)         --
      Accounts payable ......................................................       (306)       (246)         (3)
      Accrued liabilities ...................................................        145        (513)        700
      Deferred revenue ......................................................        413       1,006         295
      Assets from discontinued operations ...................................         --       1,864        (348)
                                                                                --------    --------    --------
          Net cash used in operating activities .............................     (6,575)     (9,587)     (2,098)
                                                                                --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds on sales of investments prior to
    maturity ................................................................         --      10,287          --
  Purchases of investment securities ........................................         --          --     (10,287)
  Purchases of property and equipment .......................................       (149)       (978)       (853)
                                                                                --------    --------    --------
          Net cash provided by (used in) investing activities ...............       (149)      9,309     (11,140)
                                                                                --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock (net of issue costs) ............      6,775          --          --
  Proceeds from issuance of common stock under stock plans ..................        168         959       1,511
  Proceeds from issuance of common stock ....................................         --          --         699
                                                                                --------    --------    --------
          Net cash provided by financing activities .........................      6,943         959       2,210
                                                                                --------    --------    --------

Net increase (decrease) in cash and cash equivalents ........................        219         681     (11,028)
Cash and cash equivalents, beginning of year ................................      5,801       5,120      16,148
                                                                                --------    --------    --------
Cash and cash equivalents, end of year ......................................   $  6,020    $  5,801    $  5,120
                                                                                ========    ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Non cash dividend to Series B Preferred Shareholders ......................   $  2,766          --          --
                                                                                ========    ========    ========
  Cash paid during the year for:
      Interest ..............................................................   $      4    $     --    $     12
                                                                                ========    ========    ========
      Income taxes ..........................................................   $     --    $      3    $     17
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

The Company sells its products through a variety of channels of distribution, including distributors, resellers and original equipment manufacturers (OEMs). In fiscal 2002, one customer accounted for 32% of the Company's net sales. In fiscal year 2001, two customers accounted for approximately 21%, and 14% of net sales respectively. In fiscal year 2000 one customer accounted for 30% of the Company's net sales as a result of that customer's acquisition of the Company's Visual Voice product lines.

At June 30, 2002 two customers accounted for approximately 36%, 17% of the Company's outstanding gross trade receivables. At June 30, 2001 two customers accounted for approximately 41% and 21%, respectively, of the Company's outstanding gross trade receivables. At June 30, 2000, one customer accounted for approximately 23% of the Company's outstanding trade accounts receivable and one customer accounted for approximately 10% of the outstanding trade accounts receivable. The loss of any of the major distributors, resellers or OEMs, or their failure to pay the Company for products purchased from the Company, could have an adverse effect on the Company's operating results. The Company's standard credit terms are net 30 days, although longer terms are provided to various major customers on a negotiated basis from time to time.

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

PRODUCTS-SOFTWARE, NOT-FOR-RESALE KITS (NFR'S) AND HARDWARE. The Company defers revenue on shipments to Toshiba until the product is resold by Toshiba to its customers. The deferral of revenue is due to the Company's inability to reasonably estimate potential future stock rotations resulting from future product releases and their effect on future revenue. For all other license sales, assuming that all other revenue recognition criteria have been met, revenue is recognized at the time of shipment because the Company has sufficient information, experience and history to support its ability to estimate future stock rotations.

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

A reconciliation of basic weighted average common shares with weighted average shares assuming dilution is as follows (in thousands):

                                                          YEARS ENDED JUNE 30,
                                                        ------------------------
                                                         2002     2001     2000
                                                        ------   ------   ------
Weighted average shares - basic .....................    2,627    2,579    2,529

Net effective of dilutive potential common shares
   outstanding based on the Treasury stock method
   using the average market price ...................       --       --       --
                                                        ------   ------   ------

Weighted average common shares assuming dilution ....    2,627    2,579    2,529
                                                        ======   ======   ======
Antidilutive potential common shares excluded
  from the computation above ........................      948       48      195
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

The FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective for fiscal years beginning May 20, 2002 or later that rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, and FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement Amends FASB Statement No. 4 and FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company is currently examining the effect of this pronouncement on the results of operations and financial position of the Company, but currently believes the effect will not be material.

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

(2) RESTATEMENT

     In January 2000, Artisoft entered into an OEM and Reseller Agreement with Toshiba. Also in January 2000, Artisoft entered into an agreement with Toshiba under which Toshiba acquired 16,666 shares of Artisoft common stock at a price of $41.964 per share and was issued warrants for an additional 8,333 shares of Artisoft common stock at an exercise price of $41.964 per share. The fair market value of the Artisoft common stock on the date of execution of the definitive agreement was $129 per share. The difference between the issuance price and fair market value of the Artisoft common stock, and the fair value of the warrants (which were valued based upon the Black Scholes Options Pricing Model) amounted to $2.3 million and was charged to selling expense in the quarter ended March 31, 2000.

     In May 2003, in response to comments Artisoft received from the SEC on its accounting for this $2.3 million charge, Artisoft determined that the $2.3 million charge should be deferred within equity as "Deferred Toshiba Equity Costs" with an offsetting increase to additional paid-in capital and should be amortized as a reduction of product revenue in proportion to revenue recognized relating to the OEM and reseller agreement, rather than a selling expense recognized at the time of the signing of the definitive agreement. Artisoft's consolidated financial statements and related disclosures have been restated to reflect this determination.

     In May 2003, also in response to comments Artisoft received from the SEC, Artisoft determined that revenue it had previously recognized as services revenue in 2000 and 2001 on the basis of specific product development deliverables within its OEM and Reseller Agreement with Toshiba should be recognized as product revenue. Accordingly, Artisoft's consolidated financial statements and related disclosures have been restated to reflect all revenue recognized under the agreement as product revenues. Related costs of service revenue have been reclassified as product development expense.

     In further response to the SEC comments received by Artisoft, Artisoft determined that product sales to Toshiba should have been recognized as revenue when Toshiba shipped the products to its customers (upon "sell-through"). The Company had recorded service revenue based on the minimum purchase commitments from inception through fiscal 2001. Product revenue commencing on July 1, 2001 and through March 31, 2002 was based on product shipments to Toshiba (upon "sell-in") and product revenue commencing on April 1, 2002 was based upon sell-through.

     The principal adjustments to restate the financial statements for the fiscal years ended June 30, 2000, June 30, 2001 and June 30, 2002 are as follows:

     EQUITY TRANSACTIONS

The difference between the issuance price and fair market value of the Artisoft common stock, and the fair value of the warrants (which were valued based upon the Black Scholes Options Pricing Model) amounted to $2.3 million. This cost of equity is being amortized as a reduction of product revenues in proportion to revenue recognized relating to the OEM and reseller agreement entered into by the two companies at the same time as the equity investment agreement. The equity costs are amortized against revenue at a rate of $40.46 for every $1.00 of sell-through revenue recognized, the amounts amortized as a reduction of revenue were $68,000, $326,000 and $378,000 for the years ended June 30th, 2000, 2001 and 2002 respectively. The unamortized portion of this amount is reported as deferred Toshiba equity costs in the shareholders' equity section of the consolidated balance sheets.

     SERVICES REVENUE

Artisoft determined that revenue it had previously recognized as services revenue in 2000 and 2001 on the basis of specific product development deliverables within its OEM and Reseller Agreement with Toshiba should be recognized as product revenue. Accordingly, Artisoft's consolidated financial statements and related disclosures have been restated to reflect all revenue recognized under the agreement as product revenues. $411 thousand of services revenue in 2000 and $1.59 million of services revenue in 2001 were reclassed as product revenue.

     TOSHIBA REVENUE RECOGNITION

     The Company had recorded service revenue based on the minimum purchase commitments from inception through fiscal 2001, product revenue commencing on July 1, 2001 through March 31, 2002 based on product shipments to Toshiba ("sell-in") and product revenue commencing on April 1, 2002 based upon sell-through. Accordingly, $411 thousand of revenue in 2000, $1.59 million of revenue in 2001 and $1.03 million of revenue in 2002 based on sales to Toshiba were reversed. The Toshiba sell-through revenue recognized in its place (before related deferred equity cost amortization) was $149 thousand in 2000, $711 thousand in 2001 and $825 thousand in 2002. In addition, stock rotation reserves of $800 thousand in 2002 and $274 thousand in Q2 of fiscal 2003 were reversed as a consequence of the restatement of prior period sales to Toshiba revenues.

     PRODUCT DEVELOPMENT COSTS

     Product Development costs that were associated with the specific deliverables of the Toshiba OEM and Reseller Agreement had been recognized as Cost of Sales - Services. Since all services revenue related to the Toshiba agreement are being reversed, the product development costs associated with that revenue are being reclassed as operating expenses. The expenses were $408 thousand in 2000 and 1.01 million in 2001.

     SFAS 123

In May 2003, in response to comments Artisoft received from the SEC, Artisoft determined that its calculations of compensation costs as presented in conjunction with SFAS 123 had been incorrect. Corrected results are attached.

                                          2002        2001        2000
                                        --------    --------    --------
Reported Stock Compensation             $   (873)   $ (1,590)   $   (829)
Restated Stock Compensation             $ (2,173)   $ (2,392)   $ (1,075)

     BALANCE SHEET

     The Balance Sheet impact of the changes discussed above include a reduction of accounts receivable of $201 thousand at June 30, 2002, an increase in deferred revenue of $1.142 million at June 30, 2001 and $1.145 million at June 30, 2002, a decrease in the reserve for stock rotations of $484 thousand at June 30, 2001 and $940 thousand at June 30, 2002 and an increase in deferred Toshiba equity costs of $1.896 million at June 30, 2001 and of $1.518 million at June 30, 2002.

     The following tables outline the effect of these adjustments on the fiscal years ended June 30, 2000, 2001 and 2002:

                                                       CONSOLIDATED STATEMENTS
                                                            OF OPERATIONS
                                                       YEAR ENDED JUNE 30, 2000
                                                       ------------------------
                                                       As Reported  As Restated
                                                       -----------  -----------
                                                             (thousands)
Net revenue:
   Product ...........................................  $ 13,283     $ 13,363
                                                        --------     --------
   Service ...........................................  $  2,406     $  1,995
                                                        --------     --------
      Total Net Revenue ..............................  $ 15,689     $ 15,358
Cost of Sales:
   Product ...........................................  $  5,242     $  5,242
   Services ..........................................  $    665     $    257
                                                        --------     --------
      Total cost of sales ............................  $  5,907     $  5,499

   Product ...........................................  $  8,041     $  8,121
   Services ..........................................  $  1,741     $  1,738
      Total gross profit .............................  $  9,782     $  9,859
Operating Expenses:
   Sales and marketing ...............................  $ 10,014     $  7,724
   Product Development ...............................  $  3,078     $  3,486
   General and administrative ........................  $  2,870     $  2,870
      Total operating expenses .......................  $ 15,962     $ 14,080
Loss from operations .................................  $ (6,180)    $ (4,221)
Net loss from continuing operations ..................  $ (5,265)    $ (3,306)
Net Loss Available to common shareholders ............  $ (4,486)    $ (2,527)
Net loss per common share from continuing
  operations .........................................  $  (2.10)    $  (1.31)
Basic and Diluted loss per common share: .............  $  (1.80)    $  (1.00)

                                                       CONSOLIDATED STATEMENTS
                                                            OF CASH FLOWS
                                                       YEAR ENDED JUNE 30, 2000
                                                       ------------------------
                                                       As Reported  As Restated
                                                       -----------  -----------
                                                            (In thousands)
Cash Flows from Operating Activities
   Net loss ..........................................  $ (4,486)    $ (2,527)
   Amortization of Deferred Toshiba equity cost ......  $     --     $     68
   Common stock issued for services ..................  $  2,989     $     --
   Change in Deferred Revenue ........................  $     32     $    295
      Net cash used in operating activities ..........  $ (1,399)    $ (2,098)
Cash Flows from Financing Activities
   Proceeds from issuance of common stock ............  $     --     $    699
      Net cash provided by financing activities ......  $  1,511     $  2,210

                                                       CONSOLIDATED STATEMENTS
                                                            OF OPERATIONS
                                                       YEAR ENDED JUNE 30, 2001
                                                       ------------------------
                                                       As Reported  As Restated
                                                       -----------  -----------
                                                            (In thousands)
Net revenue
   Product ...........................................  $  5,041     $  5,427
                                                        --------     --------
   Services ..........................................  $  2,423     $    832
                                                        --------     --------
      Total net revenue ..............................  $  7,464     $  6,259
Cost of sales
   Product ...........................................  $  1,558     $  1,558
   Services ..........................................  $  1,695     $    685
      Total cost of sales ............................  $  3,253     $  2,243
Gross profit
   Product ...........................................  $  3,483     $  3,869
   Services ..........................................  $    728     $    147
      Total gross profit .............................  $  4,211     $  4,016
Operating Expenses:
   Sales and marketing ...............................  $  8,884     $  8,884
   Product Development ...............................  $  3,691     $  4,701
   General and administrative ........................  $  4,922     $  4,922
                                                        --------     --------
      Total operating expenses .......................  $ 17,497     $ 18,507
Loss from operations .................................  $(13,286)    $(14,491)
      Net Loss available to common
        shareholders .................................  $(12,756)    $(13,961)
Basic and Diluted loss per common share: .............  $  (4.92)    $  (5.41)

                                                       CONSOLIDATED STATEMENTS
                                                             OF CASH FLOWS
                                                       YEAR ENDED JUNE 30, 2001
                                                       ------------------------
                                                       As Reported  As Restated
                                                       -----------  -----------
                                                            (In thousands)
Cash Flows from Operating Activities
   Net loss ..........................................  $(12,756)    $(13,961)
   Amortization of Deferred Toshiba equity cost ......  $     --     $    326
   Inventory allowances: additions ...................  $    127     $    611
   Change in deferred revenue ........................  $    127     $  1,006
   Change in reserve for stock rotations .............  $    484     $     --
      Net cash used in operating activities ..........  $ (9,587)    $ (9,587)

                                                     CONSOLIDATED BALANCE SHEETS
                                                           AT JUNE 30, 2001
                                                       ------------------------
                                                       As Reported  As Restated
                                                       -----------  -----------
                                                            (In thousands)

Receivables: Trade ...................................  $    972     $    488
Total current assets .................................  $  7,974     $  7,490
Total assets .........................................  $  9,549     $  9,065
Deferred revenue .....................................  $    168     $  1,310
Total current liabilities ............................  $  2,758     $  3,416
   Total liabilities .................................  $  2,758     $  3,416
   Accumulated deficit ...............................  $(26,034)    $(25,280)
   Deferred Toshiba equity costs .....................  $     --     $ (1,896)
Net shareholders' equity .............................  $  6,791     $  5,649
Total liabilities shareholders' equity ...............  $  9,549     $  9,065

                                                       CONSOLIDATED STATEMENTS
                                                            OF OPERATIONS
                                                       YEAR ENDED JUNE 30, 2002
                                                       ------------------------
                                                       As Reported  As Restated
                                                       -----------  -----------
                                                            (In thousands)
Net revenue
   Product ...........................................  $  5,832     $  6,050
   Services ..........................................  $     20     $     20
      Total net revenue ..............................  $  5,852     $  6,070
Gross profit
   Product ...........................................  $  4,962     $  5,180
   Services ..........................................  $      8     $      8
      Total gross profit .............................  $  4,970     $  5,188
Loss from operations .................................  $ (8,823)    $ (8,605)
Net Loss from continuing operations ..................  $ (8,635)    $ (8,417)
Net Loss .............................................  $ (8,635)    $ (8,417)
Net Loss available to common shareholders ............  $(11,401)    $(11,183)
Basic and Diluted loss per common share: .............  $  (4.32)    $  (4.26)

                                                       CONSOLIDATED STATEMENTS
                                                            OF CASH FLOWS
                                                       YEAR ENDED JUNE 30, 2002
                                                       ------------------------
                                                       As Reported  As Restated
                                                       -----------  -----------
                                                            (In thousands)
Cash Flows from Operating Activities
   Net loss ..........................................  $ (8,635)    $ (8,417)
   Amortization of Deferred Toshiba equity cost ......  $     --     $    378
   Inventory allowances: additions ...................  $  1,009     $    209
   Change in trade receivables .......................  $   (136)    $    444
   Change in deferred revenue ........................  $    410     $    413
   Change in reserve for stock rotations .............  $    379     $     --
      Net cash used in operating activities ..........  $ (6,575)    $ (6,575)

                                                     CONSOLIDATED BALANCE SHEETS
                                                           AT JUNE 30, 2002
                                                       ------------------------
                                                       As Reported  As Restated
                                                       -----------  -----------
                                                            (In thousands)
Receivables ..........................................  $  1,199     $    858
Total current assets .................................  $  7,507     $  7,166
   Total assets ......................................  $  8,562     $  8,221
Deferred revenue .....................................  $    578     $  1,723
Reserve for stock rotation ...........................  $   (940)    $     --
Total current liabilities ............................  $ (3,463)    $ (3,668)
   Total liabilities .................................  $ (3,463)    $ (3,668)
Deferred Toshiba equity costs ........................  $     --     $ (1,518)
Accumulated deficit ..................................  $(34,669)    $(33,697)
Net shareholders' equity .............................  $  5,099     $  4,553
    Total liabilities and shareholders' equity .......  $  8,562     $  8,221

(3) INVENTORIES

Inventories at June 30, 2002 and 2001 consist of the following (in thousands):

                                                              June 30,
                                                        ---------------------
                                                          2002         2001
                                                        --------     --------
     Raw Materials ...................................  $     15     $     12
     Finished Goods ..................................       230           795
                                                        --------     --------
                                                             245          807
     Inventory obsolescence reserve ..................      (231)        (133)
                                                        --------     --------

                                                        $     14     $    674
                                                        ========     ========

Raw materials consist of packaging materials, CD-ROMs, disks and manuals. Finished goods consist of packaged software, Not-For-Resale kits (with both software and hardware content) and stand alone hardware, most of which has been identified as obsolete and provided for in the obsolescence reserve

(4) PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2002 and 2001 consist of the following (in thousands):

                                                               June 30,
                                                        ---------------------
                                                          2002         2001
                                                        --------     --------
     Furniture and Fixtures .........................   $    132     $     78
     Computers, software and other equipment ........      3,016        2,921
     Leasehold improvements .........................        332          332
                                                           3,480        3,331
     Accumulated depreciation and amortization ......     (2,682)      (1,943)
                                                        --------     --------
                                                        $    798     $  1,388
                                                        ========     ========

(5) OTHER ASSETS

Other assets at June 30, 2002 and 2001 consist of the following (in thousands):

                                                               June 30,
                                                        ---------------------
                                                          2002         2001
                                                        --------     --------
Capitalized software development costs, net of
  accumulated amortization of $ 35....................  $     73     $     --
Recoverable security deposits.........................       184          187
                                                        --------     --------
                                                        $    257     $    187
                                                        ========     ========

(6) ACCRUED LIABILITIES

Accrued liabilities at June 30, 2002 and 2001 consist of the following (in thousands):

                                                               June 30,
                                                        ---------------------
                                                          2002         2001
                                                        --------     --------
Compensation and benefits ............................  $    567     $    699
Payroll, sales and property taxes ....................       104           77
Marketing ............................................       102          274
Professional fees ....................................       347          191
Other taxes payable ..................................       195          160
Other ................................................       254           23
                                                        --------     --------
                                                        $  1,569     $  1,424
                                                        ========     ========

(7) SHAREHOLDERS' EQUITY

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

On August 8, 2001, the Company entered into an agreement for a $7 million private placement financing to issue an aggregate of 2,800,000 shares of its Series B Convertible Preferred Stock ("Series B Preferred"). $3.9 million of the financing was received on August 8, 2001 upon the issuance of 1,560,000 shares of Series B Preferred. The remaining $3.1 million was received on November 14, 2001 upon the issuance of the remaining 1,240,000 shares of Series B Preferred. Under the terms of the agreement, each share of Series B Preferred was issued at a price of $2.50. At the election at any time of the holder thereof, each share of Series B Preferred initially could be converted into one-sixth of a share of the Company's common stock, subject to adjustment in certain events. As a result of the Company's September 2002 financing (discussed below) each share of Series B Preferred is now convertible into approximately .3967 shares of common stock. Under certain circumstances, the Company has the right to effect the automatic conversion of the Series B Preferred to common stock in the event the closing per share bid price of the common stock exceeds $30.00 per share for 30 consecutive trading days. The Series B Preferred, in general, votes with the common stock as one class, with Series B Preferred shares voting on a basis equal to the number of shares of common stock into which they convert. In addition, the holders of the Series B Preferred, as a class, are entitled to elect up to two directors of the Company and have a preference in liquidation over the common shareholders. On August 28, 2002, the holders of Series B Preferred exercised their right to elect Robert J. Majteles to our board of directors. The holders of Series B Preferred have not yet exercised their right to elect an additional director. The shares of Series B Preferred are entitled to receive dividends only when and if declared by the Board of Directors of the Company. Such dividends shall be paid to holders of Series B Preferred, prior to any such distribution to holders of common stock, on a per share basis equal to the number of shares of common stock into which each share of Series B Preferred is then convertible.

In addition, pursuant to the agreement for the financing, the Company issued to the holders of the Series B Preferred, warrants to purchase up to 260,000 and 206,666 shares of the Company's common stock on August 8, 2001 and November 14, 2001, respectively. The warrants expire on September 30, 2006 and were initially exercisable at a per share price of $22.50. As a result of the Company's September 2002 financing (discussed below) the warrants are now exercisable at a per share price of $6.30. The warrants have a call provision that provides that if the closing per share bid price of the common stock exceeds $45.00 per share for 30 consecutive trading days and certain other conditions are met, the Company has the right to require the warrant holders to exercise their warrants for common stock. Both the per share exercise price and the number of shares issuable upon exercise of the warrants are subject to adjustment in certain events.

The fair market value of the warrants issued on August 8, 2001, as calculated using a Black Scholes pricing model, was estimated at $3.7 million and was recorded as a credit to additional paid-in capital. The value of the beneficial conversion feature embedded in the outstanding shares of Series B Preferred issued on August 8, 2001 was estimated to be $2.4 million and was recorded as an immediate non-cash dividend to the Series B Preferred shareholders with a corresponding credit to additional paid-in-capital. This dividend, which represents a purchase discount to the Series B Preferred shareholders for shares that may be converted into common shares, was included in the computation of the loss available to common shareholders and in the loss per share for the fiscal year ended June 30, 2002. The excess of the aggregate fair value of the beneficial conversion feature over the proceeds received amounted to $1 million and it was not reflected in the results of operations or financial position of the Company at June 30, 2002.

The fair market value of the warrants issued on November 14, 2001, as calculated using a Black Scholes pricing model, was estimated at $1.2 million and was recorded as a credit to additional paid-in capital. The value of the beneficial conversion feature embedded in the outstanding shares of Series B Preferred issued on November 14, 2001 was estimated to be $400,000 and was recorded as an immediate non-cash dividend to the Series B Preferred shareholders with a corresponding a credit to additional paid-in-capital. The dividend, which represents a purchase discount to the preferred shareholders for shares that may be converted into common shares, was included in the computation of the loss available to common shareholders and in the loss per share for the fiscal year ended June 30, 2002. (See also note 13)

The Company has registered for resale by the investors in the 2001 financing the shares of common stock originally issuable upon conversion of the Series B Preferred and upon exercise of the warrants. Under its registration rights agreement with those investors, the Company is required to register for resale by the investors the additional shares of common stock issuable upon conversion of the Series B Preferred as a result of the Company's September 2002 financing (discussed below).

TOSHIBA STOCK PURCHASE AND WARRANTS

In January 2000, Artisoft entered into an agreement with Toshiba under which Toshiba acquired 16,666 shares of Artisoft common stock at a price of $41.964 per share and was issued warrants for an additional 8,333 shares of Artisoft common stock at an exercise price of $41.964 per share. The fair market value of the Artisoft common stock on the date of execution of the definitive agreement was $129 per share. The difference between the issuance price and fair market value of the Artisoft common stock, and the fair value of the warrants (which were valued based upon the Black Scholes Options Pricing Model) amounted to $2.3 million. This cost of equity is being amortized as a reduction of product revenues in proportion to revenue recognized relating to the OEM and Reseller Agreement. The unamortized portion of this amount is reported as a deferred Toshiba equity costs in the shareholders equity section of the consolidated balance sheets.

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

The 1994 Plan provides that the maximum number of options that can be granted shall be 333,333 shares, plus 1.5% of the number of shares of common stock issued and outstanding as of January 1 of each year commencing on January 1, 1995. The maximum number of shares available for grant each year shall be all previously ungranted options plus all expired and cancelled options. Stock options are generally granted at a price not less than 100% of the fair market value of the common shares at the date of grant. Generally, options become exercisable over a four-year period commencing on the date of grant and options vest 25% at the first anniversary of the date of grant with the remaining 75% vest in equal monthly increments over the remaining three years of the vesting period. No 1994 Plan options may be exercised more than ten years from the date of grant. The 1994 Plan will terminate on the earlier of June 15, 2004, or the date upon which all awards available for issuance have been issued or cancelled.

The 1994 Plan contains an automatic option grant program limited to those persons who serve as non-employee members of the Board of Directors, including any non-employee Chairman of the Board ("Eligible Directors"). Each individual who first becomes an Eligible Director shall automatically be granted a Nonqualified Option to purchase 3,333 shares of common stock (2,500 for the Eligible Director serving as Chairman). At the date of each annual shareholders' meeting each person who is at that time serving as an Eligible Director will automatically be granted a Nonqualified Option to purchase 1,666 shares of Common Stock (and an additional 2,500 shares for the Eligible Director serving as Chairman of the Board), provided that such person has served as a member of the Board of Directors for at least six months. There is no limit on the number of automatic option grants that any one eligible director may receive. All grants to an Eligible Director under the 1994 Plan will have a maximum term of ten years from the automatic grant date. Each automatic grant will vest in three equal and successive annual installments. At June 30, 2002, there were 146,295 remaining shares available for grant under the 1994 Plan.

The per share weighted average fair value of stock options granted during the fiscal years ended June 30, 2002, 2001 and 2000 was $8.40, $27.66, and $67.50 on
the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions.

                                           2002        2001        2000
                                         --------    --------    --------
Expected Dividend Yield                        0%          0%          0%
Volatility Factor                             79%         76%         69%
Risk free Interest Rate                      4.2%        5.2%        6.3%
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

                                              2002         2001         2000
                                           ----------   ----------   ---------
                                            RESTATED     RESTATED     RESTATED
Net Loss                  As reported      $  (8,417)   $ (13,961)   $  (2,527)
                          Pro forma        $ (10,590)   $ (16,353)   $  (3,602)
Net Loss applicable to    As reported      $ (11,183)   $ (13,961)   $  (2,527)
  common stock            Pro forma        $ (13,356)   $ (16,353)   $  (3,602)
Basic and diluted         As reported      $   (3.20)   $   (5.41)   $   (1.00)
  Net loss per share      Pro forma        $   (4.03)   $   (6.34)   $   (1.42)
Basic and diluted
  Loss per share
  applicable to           As reported      $   (4.26)   $   (5.41)   $   (1.00)
  common stock            Pro forma        $   (5.08)   $   (6.34)   $   (1.42)

Pro forma net loss reflects only options granted during the fiscal years ended June 30, 2002, 2001, 2000 and 1999. Stock option activity during the periods indicated is as follows:

                                                   Number      Weighted Average
                                                 of Shares      Exercise Price
                                                 ---------      --------------
       BALANCE AT JUNE 30, 1999 ..............     318,783           27.24
          Granted ............................     164,042          100.50
          Exercised ..........................     (76,519)          16.68
          Forfeited ..........................    (157,372)          72.30
                                                 ---------

       BALANCE AT JUNE 30, 2000 ..............     248,934           26.34
          Granted ............................     208,968           39.54
          Exercised ..........................     (45,340)          18.66
          Forfeited ..........................     (58,028)          59.76
                                                 ---------

       BALANCE AT JUNE 30, 2001 ..............     354,534           37.50
          Granted ............................      88,708           12.18
          Exercised ..........................      (1,167)          18.00
          Forfeited ..........................    (103,324)          46.38
                                                 ---------         -------
       BALANCE AT JUNE 30, 2002 ..............     338,751           38.94
                                                 =========         =======

The following table summarizes information about the stock options outstanding at June 30, 2002:

                                  WEIGHTED
                                   AVERAGE    WEIGHTED               WEIGHTED
                                  REMAINING    AVERAGE                AVERAGE
    RANGE OF          OPTIONS    CONTRACTUAL  EXERCISE    OPTIONS    EXERCISE
 EXERCISE PRICE     OUTSTANDING     LIFE        PRICE   EXERCISABLE    PRICE
----------------    -----------     ----      --------  -----------  --------
$ 9.90 - $ 15.00         89,792     9.01       $ 11.76      8,459     $ 12.48
$15.06 - $ 18.00         31,785     5.88         16.02     29,976       16.02
$18.06 - $ 30.00         81,773     7.82         23.76     40,034       24.18
$30.06 - $ 60.00         89,548     7.82         46.50     47,094       45.18
$60.06 - $ 90.00         30,520     7.34         68.34     17,838       69.90
$90.06 - $129.00         15,333     7.60        108.84      9,334      109.26
                      ---------    -----       -------   --------     -------
$ 9.90 - $129.00        338,751     7.90       $ 33.72    152,735     $ 38.94
                      =========    =====       =======   ========     =======

At June 30, 2002, 2001 and 2000 the number of options exercisable was 152,735, 96,431 and 102,279 respectively, and the weighted average exercise price of those options was $38.94, $37.50 and $26.34 respectively.

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

EMPLOYEE STOCK PURCHASE PLAN

On October 20, 1994, the shareholders approved the establishment of an Employee Stock Purchase Plan and authorized for issuance 33,333 shares of common stock. On November 2, 1999, the shareholders authorized the issuance of an additional 33,333 shares of common stock, thus increasing the total for the plan to 66,666 shares of common stock. During the fiscal years ended June 30, 2002, 2001, and 2000, 18,074, 6,064, and 6,526 shares of common stock were purchased, respectively, at prices ranging from $7.68 to $61.86 per share. At June 30, 2002, 14,794 shares of common stock were available for issuance under the plan. The plan provides for eligible participants to purchase common stock semi-annually at the lower of 85% of the market price at the beginning or end of the semi-annual period.

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

(9) INCOME TAXES

No income tax expense (benefit) was recorded in fiscal years 2002, 2001 and 2000 as the Company incurred net losses for all periods. Income tax expense (benefit) differs from the amount computed by applying the statutory federal income tax rate to the loss from continuing operations before income taxes as follows (in thousands):

                                                  FISCAL     FISCAL     FISCAL
                                                   2002       2001       2000
                                                 RESTATED   RESTATED   RESTATED
                                                 --------   --------   --------
     Computed "expected" tax benefit ..........  $ (2,862)  $ (4,747)  $ (1,124)
     Losses not benefited .....................     2,862      4,747      1,124
                                                 --------   --------   --------
     Total income tax expense .................  $     --   $     --   $     --
                                                 ========   ========   ========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2002 and 2001 are presented below (in thousands):

                                                                  June 30
                                                           --------------------
                                                             2002        2001
                                                           --------    --------
                                                           RESTATED    RESTATED
       Deferred tax assets:
         Purchased technology ..........................   $    187    $    363
         Allowances for doubtful accounts and returns ..        184         293
         Allowances for inventory obsolescence .........         99          76
         Accrued compensation and benefits .............        193         234
         Other accrued liabilities .....................        794         649
         Depreciation and amortization .................         60         130
         Federal and state net operating loss and credit
         carryforwards .................................     20,058      19,630
                                                           --------    --------
           Total gross deferred tax assets .............   $ 21,575    $ 21,375
           Less valuation allowance ....................    (21,485)    (21,311)
                                                           --------    --------
           Deferred tax assets .........................         90          64
       Deferred tax liabilities:
         Prepaid expenses ..............................        (90)        (64)
           Net deferred tax assets .....................   $     --    $     --
                                                           ========    ========

Total valuation allowance increased by $174 thousand and $6.5 million for the years ended June 30, 2002 and 2001, respectively. The Company has evaluated the realizability of its deferred tax assets and based on an evaluation of all of the evidence, both objective and subjective, including the existence of operating losses in recent years, it has concluded that it is more likely than not that the deferred tax assets will not be realized.

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

(10) LEASE COMMITMENTS

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

The approximate minimum rental commitments under noncancelable operating leases that have remaining noncancelable lease terms in excess of one year at June 30, 2002 were as follows (in thousands):

         YEARS ENDING                                  FUTURE MINIMUM
            JUNE 30                                    LEASE PAYMENTS
            -------                                    --------------
             2003                                          $1,221
             2004                                           1,151
             2005                                           1,151
             2006                                             236
                                                           ------

             Total                                         $3,759
                                                           ======
(11) CONTINGENCIES

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

                                              2002       2001       2000
                                            --------   --------   --------
                                            RESTATED   RESTATED   RESTATED
     Domestic Revenue ....................  $  5,588   $  5,777   $ 14,164
     International Revenue ...............  $    482   $    692   $  1,194
                                            --------   --------   --------
          Net sales ......................  $  6,070   $  6,259   $ 15,358
                                            ========   ========   ========

(13) SUPPLEMENTAL FINANCIAL INFORMATION

A summary of additions and deductions related to the allowances for accounts receivable and inventories for the fiscal years ended June 30, 2002, 2001 and 2000 follows:

                             BALANCE AT                  USAGE/     BALANCE AT
                             BEGINNING    ADDITIONS   ADJUSTMENTS   END OF YEAR
                              OF YEAR     RESTATED      RESTATED     RESTATED
                             ----------   ---------   -----------   -----------
ALLOWANCE FOR DOUBTFUL
ACCOUNTS AND ROTATION
RESERVES:

YEAR ENDED JUNE 30, 2002 ...  $  733       $   76       $ (551)        $  258

Year ended June 30, 2001 ...  $1,084       $  618       $ (969)        $  733

Year ended June 30, 2000 ...  $1,356       $  440       $ (712)        $1,084

ALLOWANCES FOR
INVENTORY OBSOLESCENCE:

YEAR ENDED JUNE 30, 2002 ...  $  133       $  133       $  (35)        $  231

Year ended June 30, 2001 ...  $  229       $   32       $ (128)        $  133

Year ended June 30, 2000 ...  $  143       $  307       $ (221)        $  229

(14) SUBSEQUENT FINANCING AND LIQUIDITY

On August 8, 2002, we entered into a purchase agreement under which we agreed to issue and sell 317,466 shares of common stock at a per share purchase price equal to $6.30 in a private placement financing. On September 27, 2002 we received gross proceeds from the issuance and sale of that common stock in the amount of $2,000,040. Under its registration rights agreement with the investors in this September 2002 financing, the Company is required to register these shares of common stock for resale by the investors. The shares of common stock issued and sold to the investors are subject to purchase price adjustments in certain events during the 24-month period following the first effective date of a registration statement to be filed by Artisoft covering the resale of those shares. In the event of a purchase price adjustment, the Company will be required to issue additional shares of common stock to the investors for no additional consideration and to register those additional shares for resale by the investors. The investors in the September 2002 financing have the right to designate one person for election to our board of directors, and we will be required to use our best efforts to cause that person to be elected to the board of directors. The investors have not yet exercised this right.

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

The closing of the issuance and sale of shares of common stock in the September 2002 financing resulted in anti-dilution adjustments to the series B preferred stock and the warrants issued in Artisoft's 2001 financing. As a result of these anti-dilution adjustments, each share of series B preferred stock is convertible into approximately .3967 shares of common stock. Prior to the issuance and sale of shares of common stock under this agreement each share of series B preferred stock was convertible into one sixth of one share of common stock. In addition, the per share exercise price of each warrant has been reduced from $22.50 to $6.30. These adjustments will result in a significant increase in potential common shares outstanding and a significant non cash dividend to the Series B preferred shareholders and therefore will result in an estimated $2 million increase in our loss per share available to common shareholders in the first quarter and fiscal 2003 as well as the cumulative results in the second, third and fourth quarters of the fiscal 2002.

(15) QUARTERLY RESULTS (UNAUDITED)

The following tables present selected unaudited quarterly operating results for the Company's eight quarters ended June 30, 2002 for continuing operations (in thousands). The Company believes that all necessary adjustments have been made to present fairly the related quarterly results. In addition to the restatement as discussed in Note 2 certain reclassifications were applied to the quarterly financial information for 2001 as presented below. Therefore, this information for 2001 is different than presented in our historical 2001 Forms 10-Q.

                                            FIRST       SECOND      THIRD       FOURTH
                                           QUARTER     QUARTER     QUARTER     QUARTER      TOTAL
FISCAL 2002                                RESTATED    RESTATED    RESTATED    RESTATED    RESTATED
-----------                                --------    --------    --------    --------    --------
Net product revenue ....................   $  1,369    $  1,693    $  1,388    $  1,600    $  6,050
Net service revenue ....................         20          --          --          --          20
Total revenue ..........................      1,389       1,693       1,388       1,600       6,070
Gross profit-product ...................      1,148       1,242       1,273       1,517       5,180
Gross profit-services ..................          8          --          --          --           8
Total gross profit .....................      1,156       1,242       1,273       1,517       5,188
Operating loss .........................     (2,799)     (2,163)     (1,965)     (1,678)     (8,605)
Net loss ...............................     (2,741)     (2,096)     (1,931)     (1,649)     (8,417)
Loss applicable to common shares .......     (5,120)     (2,483)     (1,931)     (1,649)    (11,183)
Basic and diluted net
  Loss per common share ................      (1.95)       (.95)       (.73)       (.63)      (4.26)

                                            FIRST       SECOND      THIRD       FOURTH
                                           QUARTER     QUARTER     QUARTER     QUARTER      TOTAL
FISCAL 2001                                RESTATED    RESTATED    RESTATED    RESTATED    RESTATED
-----------                                --------    --------    --------    --------    --------
Net product revenue ....................   $  1,719    $  1,428    $  1,269    $  1,011    $  5,427
Net service revenue ....................        347         361           9         115         832
Total revenue ..........................      2,066       1,789       1,278       1,126       6,259
Gross profit-product ...................      1,220         955         938         756       3,869
Gross profit-services ..................        168         173        (164)        (30)        147
Total gross profit .....................      1,388       1,128         774         726       4,016
Operating loss .........................     (3,392)     (4,141)     (3,927)     (3,031)    (14,491)
Net loss ...............................     (3,203)     (4,005)     (3,799)     (2,954)    (13,961)
Basic and diluted net
   loss per common share ...............      (1.23)      (1.53)      (1.45)      (1.20)      (5.41)

The following tables reconcile our previously filed quarterly information to the restated quarterly information included herein for restatements described more fully in Note 2.

                                                          FOR QUARTER ENDING SEPTEMBER 30, 2000
                                                       -------------------------------------------
                                                       AS PREVIOUSLY                         AS
                                                          REPORTED        ADJUSTMENT      RESTATED
                                                          --------        ----------      --------
Net Product Revenue                                         1,659              60           1,719
Net Service Revenue                                           562            (215)            347
Total Revenue                                               2,221            (155)          2,066
Cost of Sales-Service                                         426            (247)            179
Total Cost of Sales                                           925            (247)            678
Gross profit-product                                        1,160              60           1,220
Gross profit-service                                          136              32             168
Total Gross Profit                                          1,296              92           1,388
Product Development Expenses                                  836             247           1,083
Operating Expenses                                          4,533             247           4,780
Operating loss                                             (3,237)           (155)         (3,392)
Net loss                                                   (3,048)           (155)         (3,203)
Basic and diluted net loss per common share                 (1.17)          (0.06)          (1.23)

                                                          FOR QUARTER ENDING DECEMBER 31, 2000
                                                       -------------------------------------------
                                                       AS PREVIOUSLY                         AS
                                                          REPORTED        ADJUSTMENT      RESTATED
                                                          --------        ----------      --------
Net Product Revenue                                         1,286             142           1,428
Net Service Revenue                                           736            (375)            361
Total Net sales                                             2,022            (233)          1,789
Cost of Sales-Service                                         465            (277)            188
Total Cost of Sales                                           938            (277)            661
Gross profit-Product                                          813             142             955
Gross profit-Service                                          271             (98)            173
Total Gross Profit                                          1,084              44           1,128
Product Development Expenses                                  948             277           1,225
Operating Expenses                                          4,992             277           5,269
Operating Loss                                             (3,908)           (233)         (4,141)
Net Loss                                                   (3,772)           (233)         (4,005)
Basic and diluted net loss per common share                 (1.44)          (0.09)          (1.53)

                                                            FOR QUARTER ENDING MARCH 31, 2001
                                                       -------------------------------------------
                                                       AS PREVIOUSLY                         AS
                                                          REPORTED        ADJUSTMENT      RESTATED
                                                          --------        ----------      --------
Net Product Revenue                                         1,180              89           1,269
Net Service Revenue                                           509            (500)              9
Total Net sales                                             1,689            (411)          1,278
Cost of Sales-Service                                         463            (290)            173
Total Cost of Sales                                           794            (290)            504
Gross profit-Product                                          849              89             938
Gross profit-Service                                           46            (210)           (164)
Total Gross Profit                                            895            (121)            774
Product Development Expenses                                1,016             290           1,306
Operating Expenses                                          4,411             290           4,701
Operating Loss                                             (3,516)           (411)         (3,927)
Net Loss                                                   (3,388)           (411)         (3,799)
Basic and diluted net loss per common share                 (1.29)          (0.16)          (1.45)

                                                            FOR QUARTER ENDING JUNE 30, 2001
                                                       -------------------------------------------
                                                       AS PREVIOUSLY                         AS
                                                          REPORTED        ADJUSTMENT      RESTATED
                                                          --------        ----------      --------
Net Product Revenue                                           917              94           1,011
Net Service Revenue                                           615            (500)            115
Total Net sales                                             1,532            (406)          1,126
Cost of Sales-Product                                         255              --             255
Cost of Sales-Service                                         341            (196)            145
Total Cost of Sales                                           596            (196)            400
Gross profit-Product                                          662             (94)            756
Gross profit-Service                                          274            (304)            (30)
Total Gross Profit                                            936            (210)            726
Sales & Marketing Expenses                                  1,590                           1,590
Product Development Expenses                                  890             196           1,086
General & Administrative Expenses                           1,081                           1,081
Operating Expenses                                          3,561             196           3,757
Operating Loss                                             (2,622)           (405)         (3,031)
Net Loss                                                   (2,546)           (405)         (2,954)
Basic and diluted net loss per common share                 (0.97)          (0.23)          (1.20)

                                                          FOR QUARTER ENDING SEPTEMBER 30, 2001
                                                       -------------------------------------------
                                                       AS PREVIOUSLY                         AS
                                                          REPORTED        ADJUSTMENT      RESTATED
                                                          --------        ----------      --------
Net Product Revenue                                         1,398             (29)          1,369
Total Net sales                                             1,418             (29)          1,389
Gross profit-Product                                        1,177             (29)          1,148
Total Gross Profit                                          1,185             (29)          1,156
Operating Loss                                             (2,770)            (29)         (2,799)
Net Loss                                                   (2,712)            (29)         (2,741)
Net Loss applicable to common shares                       (5,091)            (29)         (5,120)
Basic and diluted net loss per common share                 (1.94)          (0.01)          (1.95)

                                                          FOR QUARTER ENDING DECEMBER 31, 2001
                                                       -------------------------------------------
                                                       AS PREVIOUSLY                         AS
                                                          REPORTED        ADJUSTMENT      RESTATED
                                                          --------        ----------      --------
Net Product Revenue                                         2,499            (806)          1,693
Total Net sales                                             2,499            (806)          1,693
Gross profit-Product                                        2,048            (806)          1,242
Total Gross Profit                                          2,048            (806)          1,242
Operating Loss                                             (1,357)           (806)         (2,163)
Net Loss                                                   (1,290)           (806)         (2,096)
Net Loss  applicable to common shares                      (1,677)           (806)         (2,483)
Basic and diluted net loss per common share                 (0.64)          (0.31)          (0.95)

                                                            FOR QUARTER ENDING MARCH 31, 2002
                                                       -------------------------------------------
                                                       AS PREVIOUSLY                         AS
                                                          REPORTED        ADJUSTMENT      RESTATED
                                                          --------        ----------      --------
Net Product Revenue                                           461             927           1,388
Total Net sales                                               461             927           1,388
Gross profit-Product                                          346             927           1,273
Total Gross Profit                                            346             927           1,273
Operating Loss                                             (2,892)            927          (1,965)
Net Loss                                                   (2,858)            927          (1,931)
Net Loss applicable to common shares                       (2,858)            927          (1,931)
Basic and diluted net loss per common share                 (1.09)           0.36           (0.73)

                                                           FOR QUARTER ENDING JUNE 30TH, 2002
                                                       -------------------------------------------
                                                       AS PREVIOUSLY                         AS
                                                          REPORTED        ADJUSTMENT      RESTATED
                                                          --------        ----------      --------
Net Product Revenue                                         1,474             126           1,600
Total Net sales                                             1,474             126           1,600
Gross profit-Product                                        1,391             126           1,517
Total Gross Profit                                          1,391             126           1,517
Operating Loss                                             (1,804)            126          (1,678)
Net Loss  applicable to common shares                      (1,775)            126          (1,649)
Earnings per share - basic                                  (0.67)            .04           (0.63)

(16) RESTATEMENT FOR REVERSE STOCK SPLIT

On April 22, 2003 the Company completed a reverse stock split of it's common stock at a ratio of one-for-six. The company has retroactively applied the reverse stock split to the share and per share numbers in these financial statements. In addition, the reverse stock split has resulted in a reclassification from common stock to additional paid-in capital to reflect the adjusted par value for June 30, 2002 and 2001.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of or are included in this Amendment No. 1 on Form 10-K/A to Artisoft's Annual Report for the fiscal year ended June 30, 2002:

1. Financial Statements and Financial Statement Schedules:

An index to financial statements and financial statement schedules is included in Part II, Item 8 of this Amendment No. 1 on Form 10-K/A to Artisoft's Annual Report for the fiscal year ended June 30, 2002, which index is incorporated herein by reference.

2. Listing of Exhibits:

The Exhibits filed as part of this Amendment No. 1 on Form 10-K/A to Artisoft's Annual Report for the fiscal year ended June 30, 2002 are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference. Documents listed on such Exhibit Index, except for documents identified by footnotes, are being filed as exhibits herewith. Documents identified by footnotes are not being filed herewith and, pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, reference is made to such documents as previously filed as exhibits filed with the Securities and Exchange Commission. Artisoft's file number under the Securities Exchange Act of 1934 is 000-19462.

(b) Reports on Form 8-K:

Artisoft did not file a current report on Form 8-K during the quarter ended June 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ARTISOFT, INC.

                                        By /s/ Steven G. Manson
                                           -------------------------------------
                                           Steven G. Manson, President
                                           and Chief Executive Officer

                                        Date: May 20, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Name                           Title                         Date
          ----                           -----                         ----

/s/ Steven G. Manson          President and Chief                  May 20, 2003
--------------------------    Executive Officer, Director
Steven G. Manson              (Principal Executive Officer)


/s/ Duncan G. Perry           Chief Financial Officer              May 20, 2003
--------------------------    (Principal Financial Officer
Duncan G. Perry               and Principal Accounting
                              Officer)


/s/ Michael P. Downey          Chairman of the Board               May 20, 2003
--------------------------
Michael P. Downey


/s/ Kathyrn B. Lewis           Director                            May 20, 2003
--------------------------
Kathryn B. Lewis


/s/ Francis E. Girard          Director                            May 20, 2003
--------------------------
Francis E. Girard


/s/ Robert H. Goon             Director                            May 20, 2003
--------------------------
Robert H. Goon

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

Date: May 20, 2003


                                        /s/ STEVEN G. MANSON
                                        ----------------------------------------
                                        STEVEN G. MANSON
                                        CHIEF EXECUTIVE OFFICER
                                        (PRINCIPAL EXECUTIVE OFFICER)


I, Duncan G. Perry, certify that:

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

Date: May 20, 2003

                                        /s/ DUNCAN G. PERRY
                                        ----------------------------------------
                                        DUNCAN G. PERRY
                                        CHIEF FINANCIAL OFFICER
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

3.02                Bylaws (2)

4.01                Specimen Common Stock Certificate (3)

10.01               Amended 1990 Stock Incentive Plan of the Registrant (5)

10.02               1991 Director Option Plan of the Registrant (6)

10.03               1994 Stock Incentive Plan (7)

10.04# Agreement dated February 8, 2001 by and between the Company and Steven Manson

10.05# Severance Agreement dated November 1, 2000 between the Company and Steve Manson

10.06# Severance Agreement dated November 1, 2000 between the Company and Chris Brookins

10.07# Severance Agreement dated November 1, 2000 between the Company and Paul G. Burningham

10.08# Severance Agreement dated February 21, 2001 between the Company and Michael O'Donnell

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

10.12 Purchase Agreement dated August 8, 2001 by and among the Company and the Investors set forth therein (1)

10.13 Registration Rights Agreement dated August 8, 2001 by and among the Company and the Investors set forth therein (1)

10.14 Form of Warrant issued to the Investors party to the agreements filed as exhibits 10.12 and 10.13 hereto (1)

10.15 Voting Agreement dated February 28, 2002, among the Company and the Holders of the Company's Series B Convertible Preferred Stock (10)

10.16+ Purchase Agreement dated August 8, 2002 by and among the Company and the Investors set forth therein

10.17+ Registration Rights Agreement dated September 27, 2002 by and among the Company and the Investors set forth therein

21.01+              Subsidiaries of the Registrant

23.01               Consent of KPMG LLP

99.1                Certification of Chief Executive Officer Pursuant to 18
                    U.S.C.ss.1350

99.2                Certification of Chief Financial Officer Pursuant to 18
                    U.S.C.ss.1350

*    Confidential materials omitted and filed separately with the Commission.
+    Previously filed.
# Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.
(1) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 33-71014), filed with the Securities and Exchange Commission on October 5, 2001.
(2) Incorporated by reference to the Company's Quarterly Report on Form 10-K for the quarterly period ended September 30, 2001.
(3) Incorporated by reference to the Company's Annual Report on Form 10-K for fiscal 1993 ended June 30, 1993.
(4) Incorporated by reference to the Company's Current Report on Form 8-K dated January 4, 1994.
(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994.
(6) Incorporated by reference to the Company's Current Report on Form 8-K dated December 22, 1994.
(7) Incorporated by reference to the Company's Current Report on Form 8-K dated February 10, 1995.
(8) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.
(9) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.
(10) Incorporated by reference to the Company's Current Report on Form 8-K dated August 8, 2002.