Form 10-Q/A
period 2002-09-30
ARTISOFT INC
filed 2003-05-20
CIK 877931

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                           SHARES OUTSTANDING
    TITLE OF CLASS OF COMMON STOCK                       AS OF NOVEMBER 13, 2002
    ------------------------------                       -----------------------
COMMON STOCK, $.01 PAR VALUE PER SHARE                         2,958,485

================================================================================

                           FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to a number of risks and uncertainties. All statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "will", "believe", "anticipate", "intend", "estimate", "expect", "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic alliances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. The forward-looking statements provided by Artisoft in this Quarterly Report on Form 10-Q represent Artisoft's estimates as of November 14, 2002, the date this report was originally filed with the SEC. Forward-looking statements contained herein do not reflect events transpiring subsequent to November 14, 2002, notwithstanding the filing date of any amendment to this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our estimates to change. However, while we may elect to update our forward-looking statements in the future, we specifically disclaim any obligation to do so. Our forward-looking statements should not be relied upon as representing our estimates as of any date subsequent to the date this report is filed with the SEC.

                                EXPLANATORY NOTE

       The purpose of this Form 10-Q/A is to amend the Form 10-Q filed on November 14, 2002 to:

     (1) Restate financial statements for the cost of equity issued in connection with our Toshiba America Information Systems, Inc. OEM and Reseller agreement.

     In January 2000 Artisoft entered into an OEM and Reseller Agreement with Toshiba. Also in January, 2000 Artisoft entered into an agreement with Toshiba under which Toshiba acquired 16,666 shares of Artisoft common stock at a price of $41.964 per share and was issued warrants for an additional 8,333 shares of Artisoft common stock at an exercise price of $41.964 per share. The fair market value of the Artisoft common stock on the date of execution of the definitive agreement was $129 per share. The difference between the issuance price and fair market value of the Artisoft common stock, and the fair value of the warrants (which were valued based upon the Black-Scholes Options Pricing Model) was charged to selling expense in the quarter ended March 31, 2000. The difference between issuance price and the market cost of the warrants was $2.3 million, which was charged to selling expense.

     In May 2003, in response to comments Artisoft received from the SEC on its accounting for this $2.3 million expense, Artisoft determined that the $2.3 million expense should be reflected as a reduction in revenue during the term of the agreement, rather than a selling expense recognized at the time of the signing of the definitive agreement. This cost of equity is being amortized as a reduction of product revenues in proportion to revenue recognized relating to the OEM and Reseller Agreement. The unamortized portion of this amount is reported as deferred Toshiba equity costs in the shareholders equity section of the consolidated balance sheets. Artisoft's consolidated financial statements and related disclosures set forth in this Form 10-Q/A have been restated to reflect this determination.

     On May 8, 2003, Artisoft announced its preliminary financial results for the third quarter of fiscal 2003. Those preliminary results were subject to the final preparation and review of financial statements for the third quarter of fiscal 2003 and an analysis of the financial restatements also announced on May 8, 2003. The preliminary results announced on May 8, 2003 reflected an amortization of the cost of equity under Artisoft's agreement with Toshiba as a reduction of product revenues at a rate of approximately $191,000 per quarter over the term of the Toshiba OEM and Reseller agreement. After further analysis in connection with preparing final financial statements for the third quarter of fiscal 2003, Artisoft determined that the more appropriate treatment is to amortize the cost of equity as a reduction of product revenues in proportion to revenues recognized relating to the Toshiba OEM and Reseller agreement. It is this treatment that is reflected in the financial statements reported in this report. Under this treatment, as of March 31, 2003, approximately $1.364 million of the cost of equity remains unamortized and will be applied as a reduction of future product revenues under the Toshiba OEM and Reseller agreement during the term of that agreement.

     (2) Restate financial statements to reflect all revenues related to our Toshiba agreement as product revenues and record Toshiba revenue when Toshiba has sold the products to its customers.

In May 2003, also in response to comments Artisoft received from the SEC, Artisoft determined that revenue it had previously recognized as services revenue in 2000 and 2001 on the basis of specific product development deliverables within its OEM and Reseller Agreement with Toshiba should be recognized as product revenue. Accordingly, Artisoft's consolidated financial statements and related disclosures set forth in this Form 10-Q/A have been restated to reflect all revenue recognized under the agreement as product revenues. Related costs of service revenue have been reclassified as product development expense.

     In further response to the SEC comments received by Artisoft, Artisoft determined that Toshiba product sales should have been recognized as revenue with Toshiba's shipment of products to its customers (upon"sell-through" ). The Company had recorded service revenue based on the minimum purchase commitments from inception through fiscal 2001. Product revenue commencing on July 1, 2001 through March 31, 2002 was based on product shipments to Toshiba (upon"sell-in") and product revenue commencing on April 1, 2002 was recognized upon Toshiba's sell-through. For further discussion of the conversion to recognizing Toshiba related revenue upon Toshiba's sell-through, please see the discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     (3) Revise certain other disclosures in response to SEC comments.

     This Form 10-Q/A contains revisions to certain other disclosures Artisoft determined to include herein in response to comments Artisoft received from the SEC.

     We have amended and restated in its entirety each Item of our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002 that has been affected by the restatements and revisions referenced above. This Amendment No. 1 to Quarterly Report on Form 10-Q does not reflect events occurring after the November 14, 2002 filing of our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002 (except with respect to the reverse stock split as described below) or modify or update the disclosures set forth in that Quarterly Report on Form 10-Q in any way, except as required to reflect the effects of the restatements and revisions referenced above.

     On April 22, 2003 the company completed a reverse stock split of our common stock at a ratio of one-for-six. We have reflected the reverse stock split to the share and per share numbers in this amendment No. 1 on Form 10-Q/A to our Quarterly Report for the fiscal quarter ended September 30, 2002.

     The Items of our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002 which are amended and restated herein are:

     o    Items 1 and 2 of Part I; and
     o    Item 6 of Part II.

                         PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                         ARTISOFT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                         September 30,     June 30,
                                                                             2002            2002
                                                                         ------------    ------------
                                                                          (RESTATED)      (RESTATED)
ASSETS
Current Assets:
  Cash and cash equivalents                                              $      6,749    $      6,020
  Receivables:
    Trade accounts, net of allowances of $275 and $258
      at September 2002 and June 2002, respectively                               705             858
    Other receivables                                                               1              --
  Inventories                                                                       2              14
  Prepaid expenses                                                                169             274
                                                                         ------------    ------------
          Total current assets                                                  7,626           7,166
                                                                         ------------    ------------

Property and equipment                                                          3,510           3,480
  Less accumulated depreciation and amortization                               (2,842)         (2,682)
                                                                         ------------    ------------
          Net property and equipment                                              668             798
                                                                         ------------    ------------
Other assets                                                                      203             257
                                                                         ------------    ------------
                                                                         $      8,497    $      8,221
                                                                         ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

  Accounts payable                                                       $        362    $        376
  Accrued liabilities                                                           2,313           1,569
  Deferred revenue                                                              1,559           1,723
  Customer Deposits                                                               201              --
                                                                         ------------    ------------
          Total current liabilities                                             4,435           3,668
                                                                         ------------    ------------

Commitments and contingencies                                                      --              --
Shareholders' equity:
  Preferred stock, $1.00 par value. Authorized 11,433,600 shares;
    Series A preferred stock, $1.00 par value. Authorized 50,000
      Series A shares; no series A shares issued at September 30, 2002
      and June 30, 2002                                                            --              --
    Series B preferred stock, $1.00 par value. Authorized 2,800,000
      Series B shares; issued 2,800,000 series B shares at
      September 30, 2002 and June 30, 2002 (aggregate liquidation
      value $7 million)                                                         2,800           2,800
  Common stock, $.01 par value. Authorized 50,000,000 shares;
    issued 5,178,568 common shares at September 30, 2002
    and 4,861,102 at June 30, 2002                                                 52              48
  Additional paid-in capital                                                  108,554         106,704
  Accumulated deficit                                                         (36,114)        (33,697)
  Deferred Toshiba equity cost                                                 (1,446)         (1,518)
  Less treasury stock, at cost, 2,220,083 shares at September 30,
    2002 and June 30, 2002                                                    (69,784)        (69,784)
                                                                         ------------    ------------
          Net shareholders' equity                                              4,062           4,553
                                                                         ------------    ------------
                                                                         $      8,497    $      8,221
                                                                         ============    ============

The accompanying notes are an integral part of the condensed consolidated financial statements, especially Note 2, "Restatement" of the Notes to Consolidated Financial Statements as set forth in this amended Quarterly Report

                         ARTISOFT, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    Three Months Ended
                                                                       September 30
                                                                 ------------------------
                                                                    2002          2001
                                                                 ----------    ----------
                                                                 (RESTATED)    (RESTATED)
Net revenue:
  Product                                                        $    1,442    $    1,369
  Services                                                               --            20
                                                                 ----------    ----------
      Total net revenue                                               1,442         1,389

Cost of sales:
  Product                                                                36           221
  Services                                                               --            12
                                                                 ----------    ----------
      Total cost of sales                                                36           233

Gross profit:
  Product                                                             1,406         1,148
  Services                                                               --             8
                                                                 ----------    ----------
      Total gross profit                                              1,406         1,156

Operating expenses:
  Sales and marketing                                                 1,392         1,570
  Product development                                                   800         1,141
  General and administrative                                          1,653         1,244
                                                                 ----------    ----------
      Total operating expenses                                        3,845         3,955
                                                                 ----------    ----------

Loss from operations                                                 (2,439)       (2,799)

Other income, net                                                        22            58
                                                                 ----------    ----------

      Net loss                                                       (2,417)       (2,741)
                                                                 ----------    ----------

Dividend to series B preferred shareholders                          (2,006)       (2,379)

Loss applicable to common shareholders                           $   (4,423)   $   (5,120)
                                                                 ==========    ==========

Net loss applicable to common shareholders---basic and diluted   $    (1.67)   $    (1.95)
                                                                 ==========    ==========

Weighted average common shares outstanding---basic and diluted        2,655         2,621
                                                                 ----------    ----------

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements, especially Note 2, "Restatement" of the Notes to Consolidated Financial Statements as set forth in this amended Quarterly Report.

                         ARTISOFT, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  Three Months Ended
                                                                     September 30,
                                                               ------------------------
                                                                  2002         2001
                                                               ----------    ----------
                                                               (RESTATED)    (RESTATED)
Cash flows from operating activities:
Net loss                                                       $   (2,417)   $   (2,741)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
    Depreciation and amortization                                     173           204
    Amortization of Deferred Toshiba equity costs                      72            44
    Non-cash changes in accounts receivable,
      rotation and inventory allowances:
        Additions                                                      15            --
        Reductions                                                     (5)           --
    Changes in assets and liabilities:
        Receivables
          Trade accounts                                              143           259
          Other receivables                                            (1)           19
        Inventories                                                    12           179
        Prepaid expenses                                              105           258
        Accounts payable                                              (14)         (417)
        Accrued liabilities                                           744           344
        Deferred revenue                                             (164)           11
        Customer Deposits                                             201            --
          Other assets                                                 41           (54)
                                                               ----------    ----------
               Net cash used in operating activities               (1,095)       (1,894)
                                                               ----------    ----------
Cash flows from investing activities:
  Purchases of property and equipment                                 (30)           (2)
                                                               ----------    ----------

               Net cash used in investing activities                  (30)           (2)
                                                               ----------    ----------
Cash flows from financing activities:
  Proceeds from issuance of preferred stock, net of expenses           --         3,680
  Proceeds from issuance of common stock, net of expenses           1,854            21
                                                               ----------    ----------

               Net cash provided by financing activities            1,854         3,701
                                                               ----------    ----------

Net increase  in cash and cash equivalents                            729         1,805
Cash and cash equivalents at beginning of period                    6,020         5,801
                                                               ----------    ----------
Cash and cash equivalents at end of period                          6,749         7,606
                                                               ==========    ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
Non cash dividend to series B preferred shareholders                2,006         2,379
                                                               ==========    ==========

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements, especially Note 2, "Restatement" of the Notes to Consolidated Financial Statements as set forth in this amended Quarterly Report

                         ARTISOFT, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (IN THOUSANDS, EXCEPT PERCENTAGES, SHARES AND PER SHARE AMOUNTS)

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the accompanying financial statements include all adjustments (of a normal recurring nature), which are necessary for a fair presentation of the financial results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended June 30, 2002, on file with the SEC. The results of operations for the three months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year or any other future periods.

(2) RESTATEMENT

In January 2000, Artisoft entered into an OEM and Reseller Agreement with Toshiba. Also in January 2000, Artisoft entered into an agreement with Toshiba under which Toshiba acquired 16,666 shares of Artisoft common stock at a price of $41.964 per share and was issued warrants for an additional 8,333 shares of Artisoft common stock at an exercise price of $41.964 per share. The fair market value of the Artisoft common stock on the date of execution of the definitive agreement was $129 per share. The difference between the issuance price and fair market value of the Artisoft common stock, and the fair value of the warrants (which were valued based upon the Black-Scholes Options Pricing Model) amounted to $2.3 million and was charged to selling expense in the quarter ended March 31, 2000.

In May 2003, Artisoft determined that the $2.3 million charge should be deferred within equity as "Deferred Toshiba Equity Costs" with an offsetting increase to additional paid-in capital and should be reflected as a reduction in revenue in proportion to revenue recognized relating to the OEM and reseller agreement, rather than a selling expense recognized at the time of the signing of the definitive agreement.. Artisoft's consolidated financial statements and related disclosures have been restated to reflect this determination.

In May 2003, Artisoft also determined that revenue it had previously recognized as services revenue in 2000 and 2001 on the basis of specific product development deliverables within its OEM and Reseller Agreement with Toshiba should be recognized as product revenue. Accordingly, Artisoft's consolidated financial statements and related disclosures have been restated to reflect all revenue recognized under the agreement as product revenues. Related costs of service revenue have been reclassified as product development expense.

Artisoft further determined in May 2003 that product sales to Toshiba should have been recognized as revenue when Toshiba shipped the products to its customers (upon "sell-through"). The Company had recorded service revenue based on the minimum purchase commitments from inception through fiscal 2001 Product revenue commencing on July 1, 2001and through March 31, 2002 was based on product shipments to Toshiba (upon "sell-in") and product revenue commencing on April 1, 2002 was based upon sell-through.

The principal adjustments to restate the financial statements for the fiscal years ended June 30, 2000, June 30, 2001 and June 30, 2002 and for the quarter ended September 30, 2002 and September 30, 2001 are as follows:

EQUITY TRANSACTIONS

In January 2000, Artisoft entered into an agreement with Toshiba under which Toshiba acquired 16,666 shares of Artisoft common stock at a price of $41.964 per share and was issued warrants for an additional 8,333 shares of Artisoft common stock at an exercise price of $41.964 per share. The fair market value of the Artisoft common stock on the date of execution of the definitive agreement was $129 per share. The difference between the issuance price and fair market value of the Artisoft common stock, and the fair value of the warrants (which were valued based upon the Black-Scholes Options Pricing Model) amounted to $2.3 million. This cost of equity is being amortized as a reduction of product revenues in proportion to revenue recognized relating to the OEM and Reseller Agreement entered into by the two companies at the same time as the equity investment agreement. The unamortized portion of this amount is reported as deferred Toshiba equity costs in the shareholders' equity section of the consolidated balance sheets.

SERVICES REVENUE

In May 2003, in response to comments Artisoft received from the SEC, Artisoft determined that revenue it had previously recognized as services revenue in 2000 and 2001 on the basis of specific product development deliverables within its OEM and Reseller Agreement with Toshiba should be recognized as product revenue. Accordingly, Artisoft's consolidated financial statements and related disclosures set forth in this Form 10-Q/A have been restated to reflect all revenue recognized under the agreement as product revenues. $411 thousand of services revenue in 2000 and $1.590 million of services revenue in 2001 were reversed and recognized as product revenue, as discussed below. Related costs of service revenue have also been reclassified as product development expense, $408 thousand, $1.01 million of services costs of sale were reclassified in 2000 and 2001 respectively.

TOSHIBA REVENUE RECOGNITION

In further response to the SEC comments received by Artisoft, Artisoft determined that Toshiba product sales should have been recognized as revenue when Toshiba shipped products to its customers ("sell-through"). The Company had recorded service revenue based on the minimum purchase commitments from inception through fiscal 2001, product revenue commencing on July 1, 2001 through March 31, 2002 based on product shipments to Toshiba and product revenue commencing on April 1, 2002 based on sell-through. Accordingly, $411 thousand of revenue in 2000, $1.59 million of revenue in 2001 and $1.03 million of revenue in 2002 based on sales to Toshiba were reversed. The Toshiba sell-through revenue net of related equity costs recognized in its place was $81 thousand in 2000, $386 thousand in 2001 and $448 thousand in 2002, as well as $85 thousand in first quarter fiscal 2003. In addition, stock rotation reserves of $800 thousand in 2002 was reversed as a consequence of the restatement of prior period sales to Toshiba revenues.

PRODUCT DEVELOPMENT COSTS

Product Development costs that were associated with the specific deliverables of the Toshiba OEM and Reseller Agreement had been recognized as Cost of Sales - Services. Since all services revenue related to the Toshiba agreement is being reversed, the product development costs associated with that revenue are being reclassed as operating expenses. The expenses were $408 thousand in 2000 and $1.01 million in 2001.

BALANCE SHEET

The Balance Sheet impact of the changes discussed above include a reduction of accounts receivable of $512 thousand and $341 thousand at September 2002 and June 30, 2002 respectively, an increase in deferred revenue of $1.142 million, $1.145 million and $629 thousand at June 30, 2001, June 30, 2002 and September 30, 2002 respectively and, a decrease in the reserve for stock rotations of $940 thousand and $954 thousand at June 30, 2002 and September 30, 2002, an increase in Customer Deposits of $201 thousand and an increase in deferred Toshiba equity cost of $1.518 million and $1.446 million June 30, 2002 and September 30, 2002, respectively.

The following tables outline the effect of these adjustments on the fiscal years ended June 30, 2001 and June 30, 2002 and the quarter ended September 30, 2002:

                                                       CONSOLIDATED STATEMENT OF OPERATIONS FOR THE
                                                             QUARTER ENDED SEPTEMBER 30, 2002
                                                             --------------------------------
                                                                As Reported    As Restated
                                                                -----------    -----------
                                                                      (In thousands)
NET PRODUCT REVENUE ...................................         $    1,357     $    1,442
         Total net revenue ............................         $    1,357     $    1,442

Gross profit - product ................................         $    1,321     $    1,406
         Total gross profit ...........................         $    1,321     $    1,406
Loss from operations ..................................         $   (2,524)    $   (2,439)
         Net Loss Available to Common Shareholders ....         $   (4,508)    $   (4,423)
Basic and Diluted loss per common share: ..............         $    (1.69)    $    (1.67)

                                                                CONSOLIDATED BALANCE SHEET
                                                                   AT SEPTEMBER 30, 2002
                                                                --------------------------
                                                                As Reported    As Restated
                                                                -----------    -----------
                                                                      (In thousands)
Trade accounts receivables ............................         $    1,217     $      705r
  Total current assets ................................         $    8,138     $    7,626
         Total assets .................................         $    9,009     $    8,497

Deferred revenue ......................................         $      929     $    1,559
Reserve for stock rotation ............................         $      954     $       --
Customer deposits .....................................         $       --     $      201
         Total current liabilities ....................         $    4,558     $    4,435
Accumulated deficit ...................................         $  (37,171)    $  (36,114)
Deferred Toshiba equity cost ..........................         $       --     $   (1,446)
         Total shareholders' equity ...................         $    4,451     $    4,062
         Total liabilities and shareholders' equity ...         $    9,009     $    8,497

                                                       CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE
                                                             QUARTER ENDED SEPTEMBER 30, 2002
                                                             --------------------------------
                                                                As Reported    As Restated
                                                                -----------    -----------
                                                                      (In thousands)
Net loss ..............................................             (2,502)        (2,417)
Amortization of deferred Toshiba equity costs .........                 --             72
Trade Receivables .....................................                (28)           143
Deferred Revenue ......................................                351           (164)
Reserve for Stock Rotation ............................                 14             --
Customer Deposits .....................................                 --            201

                                                               CONSOLIDATED BALANCE SHEET
                                                                    AT JUNE 30, 2002
                                                                --------------------------
                                                                As Reported    As Restated
                                                                -----------    -----------
                                                                (In thousands)
Trade acounts receivables .............................         $    1,199     $      858
Total current assets                                            $    7,507     $    7,166
  Total assets ........................................         $    8,562     $    8,221
Deferred revenue ......................................         $      578     $    1,723
Reserve for stock rotation ............................         $      940     $       --
  Total liabilities ...................................         $    3,463     $    3,668
Deferred Toshiba equity cost ..........................         $       --     $   (1,518)
Accumulated Deficit ...................................         $  (34,669)    $  (33,697)
Total shareholders' equity ............................         $    5,099     $    4,553
Total liabilities and shareholders' equity ............         $    8,562     $    8,221

                                                       CONSOLIDATED STATEMENT OF OPERATIONS FOR THE
                                                             QUARTER ENDED SEPTEMBER 30, 2001
                                                             --------------------------------
                                                                As Reported    As Restated
                                                                -----------    -----------
                                                                      (In thousands)
NET PRODUCT REVENUE ...................................         $    1,398     $    1,369
         Total net revenue ............................         $    1,418     $    1,389

Gross profit - product ................................         $    1,177     $    1,148
         Total gross profit ...........................         $    1,185     $    1,156
Loss from operations ..................................         $   (2,770)    $   (2,799)
Net Loss ..............................................         $   (2,712)    $   (2,741)
         Net Loss Available to Common Shareholders ....         $   (5,091)    $   (5,120)
Basic and Diluted loss per common share: ..............         $    (1.94)    $    (1.95)

                                                       CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE
                                                              QUARTER ENDED SEPTEMBER 30, 2001
                                                              --------------------------------
                                                                As Reported    As Restated
                                                                -----------    -----------
                                                                      (In thousands)
Net Loss ..............................................             (2,712)        (2,741)
Amortization of deferred Toshiba equity costs .........                 --             44
Trade accounts receivables ............................                477            259
Deferred Revenue ......................................                 26             11
Reserve for Stock Rotation ............................               (218)            --

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

On July 30, 2002, the FASB issued Statement No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. Statement No. 146 is based on the fundamental principle that a liability for a cost associated with an exit or disposal activity should be recorded when it (1) is incurred, that is, when it meets the definition of a liability in FASB Concepts Statement No. 6, ELEMENTS OF FINANCIAL STATEMENTS, and (2) can be measured at fair value. Statement No. 146 notes that the principal reason for issuing Statement 146 is the FASB's belief that some liabilities for costs associated with exit or disposal activities that entities record under current accounting pronouncements, in particular Issue 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING), do not meet the definition of a liability. Statement 146 nullifies Issue 94-3; thus, it will have a significant effect on practice because commitment to an exit or disposal plan no longer will be a sufficient basis for recording a liability for costs related to those activities. Statement No. 146 is effective for exit and disposal activities initiated after December 31, 2002. An entity would continue to apply the provisions of Issue 94-3 to an exit activity that it initiated under an exit plan that met the criteria of Issue 94-3 before the entity initially applied Statement 146. The Company is currently examining the effect of this pronouncement on the results of operations and financial position of the Company, but currently believes the effect will not be material.

(4) TAX EXPOSURE

In the course of a review of our stock option plan, it was determined that due to a technical compliance issue, we have a tax exposure with respect to past options exercised. Although we are still analyzing this issue, a reserve of $.7 million has been established for this exposure. The reserve is based on currently available information and represents management's best estimate. The impact of the ultimate resolution of this issue could differ materially from the amount of the established reserve.

(5) COMPUTATION OF NET LOSS PER SHARE

Net loss per share-basic and -diluted are based upon the weighted average number of common shares outstanding. Common equivalent shares, consisting of outstanding stock options, convertible preferred shares and warrants to purchase common stock are included in the diluted per share calculations where the effect of their inclusion would be dilutive.

                                                             Three Months ended
                                                                September 30,
                                                             -------------------
                                                              2002         2001
                                                             ------       ------
Antidilutive potential common shares
excluded from net loss per share                               970          533
                                                             ======       ======

(6) COMMON STOCK

On August 8, 2002, the Company entered into a purchase agreement under which it agreed to issue and sell 317,466 shares of common stock at a per share purchase price equal to $6.30 in a private placement financing. On September 27, 2002 the Company received gross proceeds from the issuance and sale of that common stock in the amount of $2,000,040. Under its registration rights agreement with the investors in this September 2002 financing, the Company is required to register these shares of common stock for resale by the investors. The shares of common stock issued and sold to the investors are subject to purchase price adjustments in certain events during the 24-month period following the first effective date of a registration statement to be filed by Artisoft covering the resale of those shares. In the event of a purchase price adjustment, the Company will be required to issue additional shares of common stock to the investors for no additional consideration and to register those additional shares for resale by the investors. The investors in the September 2002 financing have the right to designate one person for election to the Company's board of directors, and the Company will be required to use its best efforts to cause that person to be elected to the board of directors. The investors have not yet exercised this right.

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

The closing of the issuance and sale of shares of common stock in the September 2002 financing resulted in anti-dilution adjustments to the Series B Preferred Stock and the warrants issued in Artisoft's 2001 financing. As a result of these anti-dilution adjustments, each share of Series B Preferred Stock is convertible into approximately .3967 shares of common stock. Prior to the issuance and sale of shares of common stock in the September 2002 financing, each share of Series B Preferred Stock was convertible into one sixth of one share of common stock. In addition, the per share exercise price of each warrant has been reduced from $22.50 to $6.30, as a result of the September 2002 financing. These adjustments were accounted for as a $2.0 million non cash dividend to the series B preferred shareholders and are included in the computation of the loss available to common shareholders and in the loss per share for the quarter ended September 30, 2002. The excess of the aggregate fair value of the beneficial conversion feature over the proceeds received amounted to $9.7 million and has not been reflected in the results of operations or financial position of the Company for the periods presented.

(7) SUBSEQUENT EVENTS -REVERSE STOCK SPLIT

On April 22, 2003 the Company completed a reverse stock split of its common stock at a ratio of one-for-six. The company has retroactively applied the reverse stock split to the share and per numbers in these financial statements

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION TOGETHER WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q/A. THIS ITEM, INCLUDING, WITHOUT LIMITATION, THE INFORMATION SET FORTH UNDER THE HEADING "FUTURE RESULTS", CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND
SECTION 21E OF THE SECURITIES AND EXCHANGE ACT OF 1934 THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INCLUDED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE THOSE SET FORTH UNDER "RISK FACTORS" COMMENCING ON PAGE 15, AS WELL AS THOSE OTHERWISE DISCUSSED IN THIS SECTION AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q/A. SEE "FORWARD-LOOKING STATEMENTS".

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Areas where significant judgments are made include, but are not limited to revenue recognition. Actual results could differ materially from these estimates. For a more detailed explanation of the judgments made in these areas, please refer to our Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended June 30, 2002, as filed with the Securities and Exchange Commission on May 20th, 2003.

RESTATEMENT

Our previously issued consolidated balance sheets as of June 30, 2002, and September 30, 2002 and the related consolidated statements of operations and cash flows for the periods then ended have been restated.

The following "Management's Discussion and Analysis has been restated to reflect the changes more fully described within note 2 of the notes to the restated consolidated financial statements.

RESULTS OF OPERATIONS

NET REVENUES

PRODUCT REVENUE. Net product revenue was $1.4 million and $1.4 million respectively for each of the quarters ended September 30, 2002 and 2001. In the first quarter of fiscal year 2003, sales of TeleVantage licenses, excluding Not For Resale Kits (NFRs)increased by approximately 75%. This increase is offset by a decrease from the first quarter of fiscal 2002 in revenue from upgrades for NFRs and the planned decrease in revenue from Dialogic hardware.

SERVICE REVENUE. We had no service revenue for the quarter ended September 30, 2002 compared with revenue of $20,000 recognized from Intel Corporation for the quarter ended September 30, 2001. We have completed our development obligations under our agreement with Intel at the end of September 2001. No additional service revenue is anticipated under this service agreement.

We distribute our products both domestically and internationally. International product revenue was $.1 million for the quarters ended September 30, 2002 and 2001, respectively, or 7% of total net revenue, respectively. Domestic revenue was $1.3 million for the quarter ended September 30 2002 and $1.1 million for the quarter ended September 30 2001.

GROSS PROFIT

PRODUCT. Gross profit from net product revenue was $1.4 million and $1.1 million for the quarters ended September 30, 2002 and 2001, respectively, or 97.5% and

83.8% of net product revenue. The increase in gross profit percentage and aggregate dollars from net product revenue for the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001 was due primarily to an increase in revenue from higher margin TeleVantage software sales coupled with a planned decrease in revenue from lower margin Dialogic hardware and completion of amortizing the costs associated with certain licensed technologies. Gross profit may fluctuate on a quarterly and yearly basis because of product mix, pricing actions and changes in sales and inventory allowances.

SERVICES. We had no service revenues for the quarter ended September 30, 2002. Gross profit from net service revenue for the quarter ended September 30, 2001 was nominal at $8,000.

SALES AND MARKETING

Sales and marketing expenses were $1.4 million and $1.6 million for the quarters ended September 30, 2002 and 2001, respectively, or 96.5% and 113% of total net revenue, respectively. The decrease in sales and marketing expenses in aggregate dollars and as a percentage of total net revenue for the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001 was due primarily to a restructuring in personnel costs as a result of workforce reductions implemented in September 2001.

PRODUCT DEVELOPMENT

Product development expenses were $.8 million and $1.1 million for the quarters ended September 30, 2002 and 2001, respectively, or 55.5% and 82.1% of total net revenue, respectively. The decrease in product development expense in aggregate dollars and as a percentage of total net sales for the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001 is due to a reduction in personnel headcount in September 2001 primarily the result of the completion of the Intel and Toshiba development contracts. The current level of development resources are adequate to support our development plans. We believe that continued development and introduction of new versions of TeleVantage to the market in a timely manner is critical to our future success.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $1.7 million and $1.2 million for the quarters ended September 30, 2002 and 2001, respectively, or 114.6% and 89.6% of total net revenue, respectively. In the course of a review of our stock option plan, it was determined that due to a technical compliance issue, we have a tax exposure with respect to past options exercised. Although we are still analyzing this issue a reserve of $.7 million has been established for this exposure and is reflected in general and administrative expenses for the quarter ended September 30, 2002. While we believe this amount is the best estimate of the exposure, the ultimate liability could be materially higher or lower. The increase in general and administrative expense in aggregate dollars and as a percentage of total net sales for the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001 is due to the reserve of $.7 million established for a tax exposure due to a technical compliance issue related to our stock option plan and past option exercises under that plan. The increase is offset, in part, by reduced headcount for administrative personnel and other expense reductions.

OTHER INCOME, NET

For the quarter ended September 30, 2002 other income, net decreased to $22,000 from $58,000 in the quarter ended September 30, 2001. The decrease was the result of a lower level of interest rates combined with lower average cash and invested balances.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $6.7 million at September 30, 2002 compared to $6.0 million at June 30, 2002. Working capital was $3.2 million at September 30, 2002 compared to $3.5 million at June 30, 2002, a decrease of $.3 million. The decrease in working capital reflects a decrease of $.2 million in trade accounts receivable and prepaid expenses and an increase of $.7 million in accrued liabilities, offset, in part, by an increase in cash and cash equivalents of $.7 million. The increase in cash and cash equivalents of $.7 is primarily a result of receipt of $1.9 million, net from the sale of common stock on September 27, 2002, less cash of $1.1 million used in operations and for the purchase of property and equipment.

We used cash of $1.1 million to fund operating activities during the quarter ended September 30, 2002. The cash used in operating activities was principally the result of $2.4 million in net loss offset by depreciation and amortization of $.2 million, net non-cash changes in accrued liabilities and prepaid expenses of $1.1 million.

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

We anticipate that based on our anticipated pipeline and forecasts from strategic partners that existing cash balances at September 30, 2002 including gross proceeds of $2.0 million received by the Company in the September 2002 financing will be adequate to meet the Company's current and expected cash requirements for the next year, including the impact of the technical compliance issue related to our option plan discussed above. However, a change in circumstance, such as a reduction in the growth of demand for our products, could necessitate that the Company seek additional debt or equity capital. See "Risk Factors" below. In addition, the Company may also from time to time seek debt or equity financing for various business reasons. In the event the Company seeks and successfully receives additional equity capital, such additional financing may result in significant stockholder dilution. There can be no assurance that any such additional financing will be available when needed or on acceptable terms to allow the Company to successfully achieve its operating plan or fund future investment in its TeleVantage product line.

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

                           PART II - OTHER INFORMATION

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

The Exhibits filed as part of this Amendment No. 1 on Form 10-Q/A to Artisoft's Quarterly Report for the quarter ended September 30, 2002 are listed on the
Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference. Documents listed on such Exhibit Index, except for documents identified by footnotes, are being filed as exhibits herewith. Documents identified by footnotes are not being filed herewith and, pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, reference is made to such documents as previously filed as exhibits filed with the Securities and Exchange Commission. Artisoft's file number under the Securities Exchange Act of 1934 is 000-19462.

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

                                        ARTISOFT, INC.


Date: May 20, 2003                      By /s/ STEVEN G. MANSON
                                           -------------------------------------
                                           Steven G. Manson
                                           President and Chief Executive Officer


Date: May 20, 2003                      By /s/ DUNCAN G. PERRY
                                           -------------------------------------
                                           Duncan G. Perry
                                           Chief Financial Officer (Principal
                                           Financial Officer and Chief
                                           Accounting Officer)

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