Form 10-Q/A
period 2002-12-31
ARTISOFT INC
filed 2003-05-20
CIK 877931

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  SHARES OUTSTANDING AS OF
         TITLE OF CLASS OF COMMON STOCK              FEBRUARY 13, 2003
         ------------------------------              -----------------
     COMMON STOCK, $.01 PAR VALUE PER SHARE              2,970,920

================================================================================

                           FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to a number of risks and uncertainties. All statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "will", "believe", "anticipate", "intend", "estimate", "expect", "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic alliances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. The forward-looking statements provided by Artisoft in this Quarterly Report on Form 10-Q represent Artisoft's estimates as of February 14, 2003, the date this report was originally filed with the SEC. Forward-looking statements contained herein do not reflect events transpiring subsequent to February 14, 2003, notwithstanding the filing date of any amendment to this Quarterly Report on Form 10-Q. However, while we may elect to update our forward-looking statements in the future, we specifically disclaim any obligation to do so. Our forward-looking statements should not be relied upon as representing our estimates as of any date subsequent to the date this report is filed with the SEC.

                                EXPLANATORY NOTE

     The purpose of this Form 10-Q/A is to amend the Form 10-Q filed on February 14, 2003 to:

     (1) Restate financial statements for the cost of equity issued in connection with our Toshiba OEM and Reseller agreement.

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

     In further response to the SEC comments received by Artisoft, Artisoft determined that Toshiba product sales should have been recognized as revenue with Toshiba's shipment of products to its customers (upon "sell-through"). The Company had recorded service revenue based on the minimum purchase commitments from inception through fiscal 2001. Product revenue commencing on July 1, 2001 through March 31, 2002 was based on product shipments to Toshiba(upon "sell-in) and product revenue commencing on April 1, 2002 was recognized upon Toshiba's sell-through. For further discussion of the conversion to recognizing Toshiba related revenue upon Toshiba sell-through, please see the discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     (3) Revise certain other disclosures in response to SEC comments.

     This Form 10-Q/A contains revisions to certain other disclosures Artisoft determined to include herein in response to comments Artisoft received from the SEC.

     We have amended and restated in its entirety each Item of our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2002 that has been affected by the restatements and revisions referenced above. This Amendment No. 1 to Quarterly Report on Form 10-Q does not reflect events occurring after the February 14, 2002 filing of our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2002 (except with respect to the reverse stock split described below) or modify or update the disclosures set forth in that Quarterly Report on Form 10-Q in any way, except as required to reflect the effects of the restatements and revisions referenced above.

     On April 22, 2003 the company completed a reverse stock split of our common stock at a ratio of one-for-six. We have reflected the reverse stock split to the share and per share numbers in this amendment No. 1 on Form 10-Q/A to our Quarterly Report for the fiscal quarter ended December 31, 2002.

     The Items of our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2002 which are amended and restated herein are:

     o    Items 1 and 2 of Part I; and
     o    Item 6 of Part II.

                         PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                         ARTISOFT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                   December 31,      June 30,
                                                                       2002            2002
                                                                   ------------    ------------
                                                                    (RESTATED)      (RESTATED)
ASSETS
Current Assets:
  Cash and cash equivalents                                        $      5,489    $      6,020
  Trade accounts receivables, net of allowances of $320
    and $258 at December 2002 and June 2002, respectively                   550             858
  Prepaid expenses and other current assets                                 183             288
                                                                   ------------    ------------
               Total current assets                                       6,222           7,166
                                                                   ------------    ------------

Property and equipment                                                    3,662           3,480
  Less accumulated depreciation and amortization                         (3,003)         (2,682)
                                                                   ------------    ------------
               Net property and equipment                                   659             798

Other assets                                                                338             257
                                                                   ------------    ------------

                                                                   $      7,219    $      8,221
                                                                   ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                 $        242    $        376
  Accrued liabilities                                                     1,865           1,569
  Deferred revenue                                                        1,616           1,723
  Customer deposits                                                         559              --
                                                                   ------------    ------------
               Total current liabilities                                  4,282           3,668
                                                                   ------------    ------------
Commitments and contingencies                                                --              --
Shareholders' equity:
  Preferred stock, $1.00 par value per share
    Authorized 11,433,600 shares;
      Series A preferred stock, $1.00 par value per share
        Authorized 50,000 Series A shares; no Series A shares
        issued at December 31, 2002 and June 30, 2002                        --              --
      Series B preferred stock, $1.00 par value per share
        Authorized 2,800,000 Series B shares; issued 2,800,000
      Series B shares at December 31, 2002 and June 30, 2002
        (aggregate liquidation value $7 million)                          2,800           2,800
  Common stock, $.01 par value per share. Authorized 50,000,000 shares; issued 5,191,003 common shares at December 31, 2002
    and 4,861,102 at June 30, 2002                                           52              48
  Additional paid-in capital                                            108,579         106,704
  Accumulated deficit                                                   (37,318)        (33,697)
  Deferred Toshiba equity cost                                           (1,392)         (1,518)
  Less treasury stock, at cost, 2,216,783 shares at December 31,
    2002 and June 30, 2002                                              (69,784)        (69,784)
                                                                   ------------    ------------
               Shareholders' equity                                       2,937           4,553
                                                                   ------------    ------------
                                                                   $      7,219    $      8,221
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
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  Three Months Ended          Six Months Ended
                                                     December 31,                December 31,
                                               ------------------------    ------------------------
                                                  2002          2001          2002          2001
                                               ----------    ----------    ----------    ----------
                                                RESTATED      RESTATED      RESTATED      RESTATED
Net revenue:
  Product                                      $    1,556    $    1,693    $    2,999    $    3,062
  Services                                             --            --            --            20
                                               ----------    ----------    ----------    ----------
       Total net revenue                            1,556         1,693         2,999         3,082

Cost of sales:
  Product                                              54           451            90           672
  Services                                             --            --            --            12
                                               ----------    ----------    ----------    ----------
       Total cost of sales                             54           451            90           684

Gross profit:
  Product                                           1,502         1,242         2,909         2,390
  Services                                             --            --            --             8
                                               ----------    ----------    ----------    ----------
       Total gross profit                           1,502         1,242         2,909         2,398

Operating expenses:
  Sales and marketing                               1,143         1,442         2,535         3,012
  Product development                                 650           827         1,450         1,963
  General and administrative                          933         1,136         2,586         2,385
                                               ----------    ----------    ----------    ----------
       Total operating expenses                     2,726         3,405         6,571         7,360
                                               ----------    ----------    ----------    ----------

Loss from operations                               (1,224)       (2,163)       (3,662)       (4,962)

Other income, net                                      19            67            41           125
                                               ----------    ----------    ----------    ----------
       Net loss                                    (1,205)       (2,096)       (3,621)       (4,837)

Dividend to series B preferred shareholders            --          (387)       (2,006)       (2,766)
                                               ----------    ----------    ----------    ----------
Loss applicable to common shareholders         $   (1,205)   $   (2,483)   $   (5,627)   $   (7,603)
                                               ==========    ==========    ==========    ==========
Loss applicable to common shareholders -
  basic and diluted                            $    (0.41)   $    (0.95)   $    (2.00)   $    (2.90)
                                               ==========    ==========    ==========    ==========
Weighted average common shares outstanding -
  basic and diluted                                 2,959         2,623         2,807         2,622
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

                                                                   Six Months Ended
                                                                      December 31,
                                                                ------------------------
                                                                   2002          2001
                                                                ----------    ----------
                                                                 RESTATED      RESTATED
Cash flows from operating activities:
Net loss                                                        $   (3,621)   $   (4,837)
  Adjustments to reconcile net loss to net
      Cash used in operating activities:
      Depreciation and amortization                                    354           395
      Amortization of Deferred Toshiba equity cost                     126           139
      Non-cash changes in accounts receivable allowances:
      Bad debt allowances:
        Additions                                                       15            --
        Reductions                                                      (9)           --
      Non-cash changes in returns allowances:
        Additions                                                       --            --
        Reductions                                                     (10)          (25)
        Changes in assets and liabilities:
        Receivables
        Trade accounts                                                 312          (735)
        Other receivables                                               --            20
        Inventories
        Prepaid expenses and other current assets                      105           722
        Accounts payable                                              (134)         (277)
        Accrued liabilities                                            296            75
        Deferred revenue                                              (107)          754
        Customer deposits                                              559            --
        Other assets                                                    40            42
                                                                ----------    ----------

                Net cash used in operating activities               (2,074)       (3,727)
                                                                ----------    ----------

Cash flows from investing activities:
  Capitalization of software                                          (154)         (108)
  Purchases of property and equipment                                 (182)          (44)
                                                                ----------    ----------

                Net cash used in  investing activities                (336)         (152)
                                                                ----------    ----------

Cash flows from financing activities:
  Proceeds from issuance of preferred stock, net of expenses            --         6,773
  Net proceeds from issuance of common stock, net of expenses        1,879            86
                                                                ----------    ----------

                Net cash provided by financing activities            1,879         6,859
                                                                ----------    ----------

Net increase (decrease) in cash and cash equivalents                  (531)        2,980
Cash and cash equivalents at beginning of period                     6,020         5,801
                                                                ----------    ----------
Cash and cash equivalents at end of period                      $    5,489    $    8,781
                                                                ==========    ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash dividend to series B preferred shareholders            $    2,006    $    2,379
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

     In May 2003, in response to comments Artisoft received from the SEC on its accounting for this $2.3 million expense, Artisoft determined that the $2.3 million expense should be reflected as a reduction in revenue during the term of the agreement, rather than a selling expense recognized at the time of the signing of the definitive agreement. This cost of equity is being amortized as a reduction of product revenues in proportion to revenue recognized relating to the OEM and Reseller Agreement. The unamortized portion of this amount is reported as deferred Toshiba equity costs in the shareholders equity section of the consolidated balance sheets. Artisoft's consolidated financial statements and related disclosures set forth in this Form 10-Q/A have been restated to reflect this determination

     In May 2003, Artisoft also determined that revenue it had previously recognized as services revenue in 2000 and 2001 on the basis of specific product development deliverables within its OEM and Reseller Agreement with Toshiba should be recognized as product revenue. Accordingly, Artisoft's consolidated financial statements and related disclosures have been restated to reflect all revenue recognized under the agreement as product revenues. Related costs of service revenue have been reclassified as product development expense.

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

     The principal adjustments to restate the financial statements for the fiscal years ended June 30, 2000, June 30, 2001 and June 30, 2002 and for the quarter ended December 31, 2002 are as follows:

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

     SERVICES REVENUE

     In May 2003, in response to comments Artisoft received from the SEC, Artisoft determined that revenue it had previously recognized as services revenue in 2000 and 2001 on the basis of specific product development deliverables within its OEM and Reseller Agreement with Toshiba should be recognized as product revenue. Accordingly, Artisoft's consolidated financial statements and related disclosures set forth in this Form 10-Q/A have been restated to reflect all revenue recognized under the agreement as product revenues. $411 thousand of services revenue in 2000 and $1.590 million of services revenue in 2001 were reversed and recognized as product revenue, as discussed below. Related costs of service revenue have also been reclassified as product development expense, $408 thousand and $1.01 million of services costs of sale were reclassified in 2000 and 2001, respectively.

     TOSHIBA REVENUE RECOGNITION

     In further response to the SEC comments received by Artisoft, Artisoft determined that Toshiba product sales should have been recognized as revenue with Toshiba's shipment of products to its customers ("sell-through"). The Company had recorded service revenue based on the minimum purchase commitments from inception through fiscal 2001, product revenue commencing on July 1, 2001 through March 31, 2002 based on product shipments to Toshiba and product revenue commencing on April 1, 2002 based on sell-through. Accordingly, $411 thousand of revenue in 2000, $1.59 million of revenue in 2001 and $1.03 million of revenue in 2002 based on sales to Toshiba were reversed. The Toshiba sell-through revenue net of related equity costs recognized in its place was $81 thousand in 2000, $386 thousand in 2001 and $448 thousand in 2002, as well as $85 thousand in first quarter fiscal 2003 and $62 thousand in second quarter fiscal 2003. In addition, stock rotation reserves of $800 thousand in 2002 and $274 thousand in Q2 of fiscal 2003 were reversed as a consequence of the restatement of prior period sales to Toshiba revenues.

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

     BALANCE SHEET

     The Balance Sheet impact of the changes discussed above include a reduction of accounts receivable of $201 thousand at June 30, 2002 , an increase in deferred revenue of $1.142 million, $1.145 million and $1.072 million at June 30, 2001, June 30, 2002 and December 31, 2002 respectively and, a decrease in the reserve for stock rotations of $800 thousand and $484 thousand at June 30, 2002 and June 30, 2001 respectively and $1.074 million at December 31, 2002, and an increase in deferred Toshiba equity cost of $1.896 million, $1.518 million and $1.392 million at June 30, 2001, June 30, 2002 and December 31, 2002 respectively.

     The following tables outline the effect of these adjustments on the fiscal years ended June 30, 2001 and June 30, 2002 and the quarter and six months ending December 31, 2002:

                                                 CONSOLIDATED STATEMENT OF OPERATIONS FOR THE
                                                        QUARTER ENDED DECEMBER 31, 2002
                                                        -------------------------------
                                                          As Reported     As Restated
                                                          -----------     -----------
                                                               (In thousands)
NET PRODUCT REVENUE .............................          $    1,220     $    1,556
         Total net revenue ......................          $    1,220     $    1,556

Gross profit - product ..........................          $    1,166     $    1,502
         Total gross profit .....................          $    1,166     $    1,502
Net Loss from operations ........................          $   (1,560)    $   (1,224)
Net Loss ........................................          $   (1,560)    $   (1,224)
Loss applicable to common shareholders ..........          $   (1,541)    $   (1,205)
Basic and Diluted loss per common share: ........          $     (.52)    $     (.41)

                                                 CONSOLIDATED STATEMENT OF OPERATIONS FOR THE
                                                      SIX MONTHS ENDED DECEMBER 31, 2002
                                                      ----------------------------------
                                                          As Reported     As Restated
                                                          -----------     -----------
                                                                 (In thousands)
NET PRODUCT REVENUE .............................          $    2,577     $    2,999
         Total net revenue ......................          $    2,577     $    2,999
Gross profit - product ..........................          $    2,487     $    2,909
Total gross profit ..............................          $    2,487     $    2,909
Net Loss from operations ........................          $   (4,084)    $   (3,662)
    Net loss ....................................          $   (4,043)    $   (3,621)
Net Loss applicable to common shareholders ......          $   (6,049)    $   (5,627)
Basic and Diluted loss per common share: ........          $    (2.15)    $    (2.00)

                                                          CONSOLIDATED BALANCE SHEET
                                                             AT DECEMBER 31, 2002
                                                          ---------------------------
                                                          As Reported     As Restated
                                                          -----------     -----------
TRADE RECEIVABLES ...............................          $      802     $      550
  Total current assets ..........................          $    6,474     $    6,222
         Total assets ...........................          $    7,471     $    7,219

Deferred Revenue ................................          $      544     $    1,616
         Total current liabilities ..............          $    4,536     $    4,282
Accumulated deficit .............................          $  (38,712)    $  (37,318)
Deferred Toshiba equity cost ....................          $       --     $   (1,392)
         Total shareholders' equity .............          $    2,935     $    2,937
Total Liabilities and shareholders equity: ......          $    7,471     $    7,219

                                                          CONSOLIDATED BALANCE SHEET
                                                               AT JUNE 30, 2002
                                                          ---------------------------
                                                          As Reported     As Restated
                                                          -----------     -----------
TRADE RECEIVABLES ...............................          $    1,199     $      858
Total current assets ............................          $    7,507     $    7,166
   Total assets .................................          $    8,562     $    8,221
Deferred revenue ................................          $      578     $    1,723
Reserve for stock rotation ......................          $      940     $       --
   Total current liabilities ....................          $    3,463     $    3,668
Accumulated Deficit .............................          $  (34,669)    $  (33,697)
Deferred Toshiba equity cost ....................          $       --     $   (1,518)
Total shareholders' equity ......................          $    5,099     $    4,553
Total Liabilities and shareholders equity: ......          $    8,361     $    8,221

                                                 CONSOLIDATED STATEMENT OF OPERATIONS FOR THE
                                                        QUARTER ENDED DECEMBER 31, 2001
                                                        -------------------------------
                                                          As Reported     As Restated
                                                          -----------     -----------
                                                                (In thousands)
NET PRODUCT REVENUE .............................          $    2,499     $    1,693
Total net revenue ...............................          $    2,499     $    1,693

Gross profit - product ..........................          $    2,048     $    1,242
Total gross profit ..............................          $    2,048     $    1,242

Loss from operations ............................          $   (1,357)    $   (2,163)
  Net Loss ......................................          $   (1,290)    $   (2,096)
Loss applicable to common shareholders ..........          $   (1,677)    $   (2,483)
Basic and Diluted loss per common share: ........          $     (.64)    $     (.95)

                                                 CONSOLIDATED STATEMENT OF OPERATIONS FOR THE
                                                       SIX MONTHS ENDED DECEMBER 31, 2001
                                                       ----------------------------------
                                                          As Reported     As Restated
                                                          -----------     -----------
                                                                (In thousands)
NET PRODUCT REVENUE .............................          $    3,897     $    3,062
Total net revenue ...............................          $    3,917     $    3,082

Gross profit - product ..........................          $    3,325     $    2,390
Total gross profit ..............................          $    3,233     $    2,398

Loss from operations ............................          $   (4,127)    $   (4,962)
  Net Loss ......................................          $   (4,002)    $   (4,837)
Loss applicable to common shareholders ..........          $   (6,768)    $   (7,603)
Basic and Diluted loss per common share: ........          $    (2.58)    $    (2.90)

                                                 CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE
                                                       SIX MONTHS ENDED DECEMBER 31, 2002
                                                       ----------------------------------
                                                          As Reported     As Restated
                                                          -----------     -----------
                                                                (In thousands)
NET LOSS ........................................          $   (4,043)    $   (3,621)
  Amortization of Deferred Toshiba equity cost ..          $       --     $      126
  Changes in deferred revenue ...................          $      167     $     (107)
  Changes in reserve for stock rotation .........          $      386     $       --

                                                 CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE
                                                       SIX MONTHS ENDED DECEMBER 31, 2001
                                                       ----------------------------------
                                                          As Reported     As Restated
                                                          -----------     -----------
                                                                (In thousands)
NET LOSS ........................................          $   (4,002)    $   (4,837)
  Amortization of Deferred Toshiba equity cost ..          $       --     $      139
  Changes in trade accounts receivable ..........          $     (412)    $     (735)
  Changes in deferred revenue ...................          $       59     $      754
  Changes in reserve for stock rotation .........          $     (323)    $       --

(3) REVENUE RECOGNITION

The Company has one family of products, TeleVantage, a shrink-wrap software-based phone system that runs on Windows 2000/NT platform and Intel communications hardware. TeleVantage has an optional Call Center module, and add-ons, such as TeleVantage Call Center Scoreboard, TeleVantage Call Classifier, TeleVantage Smart Dialer and TeleVantage persistent pager. All modules are fully integrated and represent shrink-wrap software. The Company does not provide training or installation services. However, we have provided development services to Intel in the past as discussed below.

The Company follows the provisions of Statement of Position "SOP" 97-2, SOFTWARE REVENUE RECOGNITION as amended by SOP 98-9, MODIFICATION OF SOP 97-2 SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectability is reasonably assured. The Company reduces revenue for estimated customer returns, rotations and sales rebates. Revenue from software license agreements that have significant customizations and modification of the software product are recognized in accordance with the provisions of SOP 97-2 as it relates to contract accounting under SOP 81-1, ACCOUNTING FOR PERFORMANCE OF CONSTRUCTION-TYPE AND CERTAIN PRODUCTION-TYPE CONTRACTS. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue. The same revenue recognition criteria are used to account for sales through distributors as sales to end users

PRODUCT-SOFTWARE, NOT-FOR-RESALE KITS (NFR'S) AND HARDWARE. TeleVantage is sold under a perpetual license agreement. As part of the product sales price, the Company also provides second tier telephone support that is generally utilized by the customer shortly after the sale. Telephone support is the only undelivered element that is implicitly or explicity included in the sales price of the license. The Company has concluded that the level of support it provides occurs within one year after sale, unspecified upgrades/enhancements offered have historically been minimal and are expected to continue to be minimal, and the cost to provide this limited amount of service is insignificant and subject to estimation and therefore the Company recognizes license revenue upon shipment and meeting all other revenue recognition criteria and accrues the related costs of telephone support.

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

The following discusses the Company's policies regarding its revenue recognition criteria:

* Persuasive evidence of an arrangement exists: The Company's practice requires that authorized purchase orders are received by the customer, generally by either Fax or E-mail. Arrangements outside of standard terms, for example the arrangement with Toshiba, are evidenced by a signed agreement.

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

Also, in January 2000, the Company executed a strategic alliance agreement with Toshiba intended to allow the Company and Toshiba to deliver an integrated communications server and software-PBX solution for small and midsize businesses. TeleVantage 4.0 represents the results of a 1-1/2 year joint-engineering project with Toshiba to integrate TeleVantage with Toshiba digital handsets. Through an Original Equipment Manufacturer (OEM) arrangement with Artisoft, Toshiba is marketing TeleVantage 4.0 under the Strata CS brand, which is being distributed and supported through Toshiba's established dealer channel. Under the terms of the agreement, Toshiba will purchase licenses of TeleVantage for customized versions of the software product to be integrated with its digital handsets and communications server product offerings... .
SERVICES. Revenue from time and material service contracts is recognized as the services are provided. Revenue from fixed price, long-term service or development contracts is recognized over the contract term based on the percentage of services that are provided during the period compared with the total estimated services to be provided over the entire contract. Losses on fixed price contracts are recognized during the period in which the loss first becomes apparent. Deferred revenue represents cash received for services that have not yet been provided. Customer deposits represent cash received for products not yet shipped.

(4) RECENT ACCOUNTING PRONOUNCEMENTS

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

(5) CONTINGENCY

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

(6) COMPUTATION OF NET LOSS PER SHARE

Net loss per share basic and diluted are based upon the weighted average number of common shares outstanding. Common equivalent shares, consisting of outstanding stock options, convertible preferred shares and warrants to purchase common stock are included in the diluted per share calculations where the effect of their inclusion would be dilutive.

                                        Three Months Ended     Six Months Ended
                                           December 31,           December 31,
                                         -----------------     -----------------
                                          2002       2001       2002       2001
                                         ------     ------     ------     ------
Antidilutive potential common shares
  excluded from net loss per share        1,103       727       1,131       500

(7) COMMON STOCK

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

The closing of the issuance and sale of shares of common stock in the September 2002 financing resulted in anti-dilution adjustments to the Series B Preferred Stock and the warrants issued in Artisoft's 2001 financing. As a result of these anti-dilution adjustments, each share of Series B Preferred Stock is convertible into approximately .3967 shares of common stock. Prior to the issuance and sale of shares of common stock in the September 2002 financing, each share of Series B Preferred Stock was convertible into one sixth of one share of common stock. In addition, the per share exercise price of each warrant was reduced from $22.50 to $6.30, as a result of the September 2002 financing. These adjustments were accounted for as a $2.0 million non-cash dividend to the series B preferred shareholders and are included in the computation of the loss available to common shareholders and in the loss per share for the six months ended December 31, 2002. The excess of the aggregate fair value of the beneficial conversion feature over the proceeds received amounted to $9.7 million and has not been reflected in the results of operations or financial position of the Company for the periods presented.

(8) SUBSEQUENT EVENTS -REVERSE STOCK SPLIT

On April 22, 2003 the Company completed a reverse stock split of its common stock at a ratio of one-for-six. The company has retroactively applied the reverse stock split to the share and per numbers in these financial statements

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION TOGETHER WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q. THIS ITEM, INCLUDING, WITHOUT LIMITATION, THE INFORMATION SET FORTH UNDER THE HEADING "FUTURE RESULTS", CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND
SECTION 21E OF THE SECURITIES AND EXCHANGE ACT OF 1934 THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INCLUDED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE THOSE SET FORTH UNDER "RISK FACTORS" COMMENCING ON PAGE 17, AS WELL AS THOSE OTHERWISE DISCUSSED IN THIS SECTION AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q/A. SEE "FORWARD-LOOKING STATEMENTS".

RESTATEMENT

Our previously issued consolidated balance sheets as of June 30, 2002, and December 31, 2002 and the related consolidated statements of operations for the three and six month periods ended December 31, 2001 and 2002 and cash flows for the six months ended December 31, 2001 and 2002 have been restated.

The following "Management's Discussion and Analysis has been restated to reflect the changes more fully described within note 2 of the notes to restated consolidated financial statements.

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

RESULTS OF OPERATIONS

NET REVENUES

PRODUCT REVENUE. Net product revenue was $1.6 million for the quarter ended December 31, 2002 and $1.7 million for the quarter ended 2001, representing a decrease of 8% . Net product revenue was $3 million for the six months ended December 31, 2002 and $3.1 million for the six months ended December 31, 2001, representing a decrease of 2.1% . Contributing to the decline was the strategic decision to discontinue selling voice processing hardware, the elimination of all channel inventories, and the impact of rotation reserves.

These revenue declines were offset by strong growth in TeleVantage software sales of licenses for use by end users and TeleVantage dealers.

We distribute our products both domestically and internationally. International product revenue was $.2 million for each of the quarters ended December 31, 2002 and 2001, representing 13% of total net revenue in the 2002 quarter and 12% of total net revenue in the 2001 quarter. International revenue was $.3 million for each of the six-month periods ended December 31, 2002 and 2001, representing 10% of total net revenue in both 6 month periods.

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

GROSS PROFIT

PRODUCT. Gross profit on product revenue was $1.5 million for the quarter ended December 31, 2002 and $1.2 million for the quarter ended December 31, 2001, representing 96.5% of net product revenue in the 2002 quarter and 73.4% of net product revenue in the 2001 quarter. Gross profit for the six months ended December 31, 2002 was $2.9 million for the six months ended December 31, 2002 and $2.4 million for the six months ended December 31, 2001, representing 97% of net product revenue for the 2002 period and 77.8% of net product revenue for the 2001 period. The increases in gross profit percentage for the quarter and six months ended December 31, 2002 compared to the comparable periods in 2001 are the result of a higher percentage of total product revenue derived from TeleVantage software with lesser amounts from lower margin Dialogic hardware.

SALES AND MARKETING

Sales and marketing expenses were $1.1 million for the quarter ended December 31, 2002 and $1.4 million for the quarter ended December 31, 2001, representing 73.4% of total net sales for the 2002 quarter and 85.1% of total net sales for the 2001 quarter. Sales and marketing expenses were $2.5 million for the six months ended December 31, 2002 and $3.0 million for the six months ended December 31, 2001, representing 84.5% of total net sales for the 2002 period and 97.7% of the total net sales for the 2001 period.. The decreases in sales and marketing expense in aggregate dollars for the quarter and six months ended December 31, 2002, as compared to the comparable period in 2001, reflect a reduction in spending for marketing programs and other expenses. In addition, the decrease in sales and marketing expenses in aggregate dollars for the six month period ended December 31, 2002, as compared to the comparable period in 2001, reflects the impact of a restructuring in personnel costs as a result of workforce reductions implemented in September 2001.

PRODUCT DEVELOPMENT

Product development expenses were $.7 million for the quarter ended December 31, 2002 and $.8 million for the quarter ended December 31, 2001, representing 41.8% of total net revenue for the 2002 quarter and 48.8% of total net revenue for the 2001 quarter. Product development expenses were $1.5 million for the six months ended December 31, 2002 and $2.0 million for the six months ended December 31, 2001, representing 48.3% of the total net revenue for the 2002 period and 63.7% of total net revenue for the 2001 period. The decrease in the percentage of development expense to total net revenue for the quarter ended December 31,

2002, as compared to the comparable period in 2001 is primarily attributable to the capitalization of approximately $.2 million of expense attributable to the development of TeleVantage 5.0. In accordance with established accounting policy, product development costs are capitalized after technological feasibility is established and until the products are available for sale. TeleVantage 5.0 reached technical feasibility during the quarter ended December 31, 2002 and was shipped on December 27 of that quarter. Development expenses, including those capitalized, were flat in the quarter ended December 31, 2002 compared with the quarter ended December 31, 2001. In addition, the reduction in the ratio of product development costs to total net revenue and aggregate dollars for the six months ended December 31, 2002 reflect a reduction in development personnel headcount in September 2001 due to the completion of the Intel development agreement.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $.9 million for the quarter ended December 31, 2002 and $1.1 million for the quarter ended December 31, 2001, representing 60% of total net revenue for the 2002 quarter and 67% of total net revenue for the 2001 quarter. General and administrative expenses were $2.6 million for the six months ended December 31, 2002 and $2.4 million for the six months ended December 31, 2001, representing 86.2% of the total net revenue for the 2002 period and 77.3% of total net revenue for the 2001 period. The reduction in general and administrative expenses in aggregate dollars for the three months ended December 31, 2002, as compared to the comparable period in 2001, reflects a net decrease in overall expense levels, including a reduction of approximately $.1 million in sales tax reserves no longer needed. In addition the increases in the percentage of general and administrative expense to total net revenue and aggregate dollars for the six months ended December 31, 2002 reflect an accrual established in the quarter ended September 30, 2002 of $.7 million for a tax exposure due to a technical compliance issue related to our stock option plan and past option exercises under the plan. The Company believes that that if a tax is assessed it has reasonable defenses to pursue an appeal and minimize the impact of this contingency on our financial position. However, the impact of the ultimate resolution of this issue could differ materially from the amount of the established reserve partially offseting the impact of this $.7 million accrual were decreases in administrative payroll and other expenses.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $5.5 million at December 31, 2002 compared to $6.0 million at June 30, 2002. Working capital was $1.9 million at December 31, 2002 compared to $3.5 million at June 30, 2002, a decrease of $1.6 million. The decrease in working capital, excluding cash, reflects a decrease in current assets of $.4 million primarily in trade accounts receivable and prepaid expenses. Current liabilities increased $..6 million due to an increase of $.6 million in customer deposits received from Toshiba under our OEM agreement. Future product shipments and resale by Toshiba to its customers (sell-through) is required to satisfy the deposit amounts.. Accounts payable and accrued expenses increased $.2 million, net. Included in accrued liabilities is a reserve of $.7 million for a tax exposure due to a technical compliance issue related to our stock option plan and past option exercises. The decrease in cash and cash equivalents of $.5 million primarily results from the receipt of $1.9 million, net of issuance costs, from the sale of common stock in a private placement on September 27, 2002, and $25,000 from the sale of common stock on December 31, 2002 under the Employee Stock Purchase Plan, less cash of $2.4 million used in operations and investing activities.

We used cash of $2.1 million to fund operating activities during the six months ended December 31, 2002. The cash used in operating activities was principally the result of $3.6 million in net loss offset by depreciation and amortization of $.5 million and a net changes in current assets, excluding cash, and liabilities of $1.1 million.

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

RISK FACTORS

WE CAUTION YOU THAT THE FOLLOWING IMPORTANT FACTORS, AMONG OTHERS, IN THE FUTURE COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN FORWARD-LOOKING STATEMENTS MADE BY OR ON BEHALF OF US IN FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, PRESS RELEASES, COMMUNICATIONS WITH INVESTORS AND ORAL STATEMENTS. ANY OR ALL OF OUR FORWARD-LOOKING STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q/A, AND IN ANY OTHER PUBLIC STATEMENTS WE MAKE MAY TURN OUT TO BE WRONG. THEY CAN BE AFFECTED BY INACCURATE ASSUMPTIONS WE MIGHT MAKE OR BY KNOWN OR UNKNOWN RISKS AND UNCERTAINTIES. MANY FACTORS MENTIONED IN THE DISCUSSION BELOW ARE IMPORTANT IN DETERMINING FUTURE RESULTS. WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. YOU ARE ADVISED, HOWEVER, TO CONSULT ANY FURTHER DISCLOSURES WE MAKE IN OUR REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

If distributors, resellers and original equipment manufacturers in the software industry choose not to focus their marketing efforts on software-based phone systems or on products competitive with TeleVantage, our sales efforts will be materially adversely affected. In fiscal year 2002, our distributor, Paracon, accounted for 32% of our total net sales. In fiscal year 2001 Paracon accounted for approximately 21% of total net sales, and our original equipment manufacturer, Intel, accounted for 14% of total net sales. We depend upon the availability of distribution outlets similar to these relationships to market TeleVantage. In addition, our operating results would be adversely affected if one of our major distributors, resellers or original equipment manufacturers fails to pay us for the products they purchase from us. At June 30, 2002, Paracon represented approximately 36% of our outstanding trade receivables and Goldkist represented approximately 17% of our outstanding trade receivables. At June 30, 2001, Toshiba represented approximately 41% and Paracon represented approximately 21% of our outstanding trade receivables.

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

SOME OF OUR SHAREHOLDERS HAVE ACQUIRED A SUBSTANTIAL INTEREST IN ARTISOFT AND MAY BE ABLE TO EXERT SUBSTANTIAL INFLUENCE OVER ARTISOFT'S ACTIONS.

Based upon their substantial stock ownership and their director rights, Austin
W. Marxe and David M. Greenhouse may be able to exert substantial influence over matters submitted to our shareholders for approval and our management and affairs, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. As of December 31, 2002, Austin W. Marxe and David M. Greenhouse beneficially owned approximately 45.9% of our common stock. In addition, Austin W. Marxe and David
M. Greenhouse, through their affiliates, have the right to elect two directors and the right to designate an additional director. Effective as of August 28, 2002, the holders of our series B preferred stock elected Robert J. Majteles to our board of directors. Mr. Majteles was selected for election by an affiliate of Austin W. Marxe and David M. Greenhouse under an agreement among the holders of the series B preferred stock.

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

IF THE EMPLOYMENT OF ANY OF OUR EXECUTIVE OFFICERS IS TERMINATED PRIOR TO OCTOBER 2004 WITHOUT CAUSE OR BY THE EXECUTIVE FOR GOOD REASON, WE WILL BE REQUIRED TO PROVIDE SUBSTANTIAL BENEFITS TO THAT OFFICER.

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

OUR STOCK PRICE MAY BE ADVERSELY AFFECTED BY OUR ANTITAKEOVER DEFENSES.

Provisions of our certificate of incorporation and bylaws and of Delaware law could have the effect of delaying, deferring or preventing an acquisition of our company. These provisions may deprive you of the opportunity to sell your shares to potential acquirors at a premium over prevailing prices. This potential inability to obtain a control premium could reduce the market price of our common stock. Our board of directors (except for directors elected by the holders of our series B preferred stock) is divided into three classes, each of which serves a three year term, and our shareholders do not have the ability to call special stockholder meetings. Therefore, a two-year period is required to elect directors representing a majority of our non-series B preferred stock directors. Gaining control of our board of directors is further complicated by the presence of one director elected solely by the holders of our series B preferred stock and right of those holders to elect an additional director. These issues relating to the election of our directors are an example of our antitakeover provisions that may frustrate potential acquirors.

PART II - OTHER INFORMATION

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

The Exhibits filed as part of this Amendment No. 1 on Form 10-Q/A to Artisoft's Quarterly Report for the quarter ended December 31, 2002 are listed on the
Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference. Documents listed on such Exhibit Index, except for documents identified by footnotes, are being filed as exhibits herewith. Documents identified by footnotes are not being filed herewith and, pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, reference is made to such documents as previously filed as exhibits filed with the Securities and Exchange Commission. Artisoft's file number under the Securities Exchange Act of 1934 is 000-19462.

b. Reports on Form 8-K

Previously reported.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ARTISOFT, INC.


Date: May 20, 2003                     By: /s/ Steven G. Manson
                                           -------------------------------------
                                           Steven G. Manson
                                           President and Chief Executive Officer


Date: May 20, 2003                     By: /s/ Duncan G. Perry
                                           -------------------------------------
                                           Duncan G. Perry
                                           Chief Financial Officer (Principal
                                           Financial Officer and Chief
                                           Accounting Officer)

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

Date: May 20, 2003                      By: /s/ Steven G. Manson
                                            ------------------------------------
                                            Steven G. Manson
                                            Chief Executive Officer
                                            (Principal Executive Officer)

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