Form 10-Q
period 2003-03-31
ARTISOFT INC
filed 2003-05-20
CIK 877931

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   SHARES OUTSTANDING AS OF
         TITLE OF CLASS OF COMMON STOCK                MAY 14, 2003
         ------------------------------                -----------------
     COMMON STOCK, $.01 PAR VALUE PER SHARE                 2,974,102

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

                                 ARTISOFT, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

PART I - FINANCIAL INFORMATION
  Item 1. - Financial Statements.............................................  3
    Unaudited Condensed Consolidated Balance Sheets as of
      March 31, 2003 and June 30, 2002.......................................  3
    Unaudited Condensed Consolidated Statements of Operations
      Three and Nine months Ended March 31, 2003 and 2002 (restated).........  4
    Unaudited Condensed Consolidated Statements of Cash Flows
      Nine months Ended March 31, 2003 and 2002 (restated)...................  5
    Notes to Unaudited Condensed Consolidated Financial Statements...........  6
  Item 2. - Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................... 11
  Item 3. - Quantitative and Qualitative Disclosures About Market Risk....... 19
  Item 4. - Controls and Procedures.......................................... 19
PART II - OTHER INFORMATION
  Item 6. - Exhibits and Reports on Form 8-K................................. 20
SIGNATURES................................................................... 21
CERTIFICATIONS............................................................... 22
EXHIBIT INDEX................................................................ 24

                         PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

All data should be read in conjunction with Note 2, "Restatement" of the Notes to Consolidated Financial Statements as set forth in this amended Quarterly Report.

                         ARTISOFT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                     March 31,     June 30,
                                                                       2003          2002
                                                                    ----------    ----------
                                                                                  (RESTATED)
ASSETS
Current Assets:
  Cash and cash equivalents                                         $    4,110    $    6,020
  Trade accounts receivables, net of allowances of $149
    and $258 at March 2003 and June 2002, respectively                     772           858
  Prepaid expenses and other current assets                                427           288
                                                                    ----------    ----------
               Total current assets                                      5,309         7,166
                                                                    ----------    ----------

Property and equipment                                                   3,699         3,480
  Less accumulated depreciation and amortization                        (3,162)       (2,682)
                                                                    ----------    ----------
               Net property and equipment                                  537           798

Other assets                                                               305           257
                                                                    ----------    ----------

                                                                    $    6,151    $    8,221
                                                                    ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $      408    $      376
  Accrued liabilities                                                    1,938         1,569
  Deferred revenue                                                       1,583         1,723
  Customer deposits                                                        908            --
                                                                    ----------    ----------
               Total current liabilities                                 4,837         3,668
                                                                    ----------    ----------
Commitments and contingencies                                               --            --
Shareholders' equity:
  Preferred stock, $1.00 par value per share
    Authorized 11,433,600 shares;
      Series A preferred stock, $1.00 par value per share
        Authorized 50,000 Series A shares; no Series A shares
        issued at March 31, 2003 and June 30, 2002                          --            --
      Series B preferred stock, $1.00 par value per share
        Authorized 2,800,000 Series B shares; issued 2,800,000
        Series B shares at March 31, 2003 and June 30, 2002
        (aggregate liquidation value $7 million)                         2,800         2,800
  Common stock, $.01 par value per share. Authorized 50,000,000 shares; issued 5,191,003 common shares at March 31, 2003
    and 4,861,102 at June 30, 2002                                          52            48
  Additional paid-in capital                                           108,481       106,704
  Accumulated deficit                                                  (38,975)      (33,697)
  Deferred Toshiba equity costs                                         (1,364)       (1,518)
  Less treasury stock, at cost, 2,216,783 shares at March 31,
    2003 and 2,220,083 shares at June 30, 2002                         (69,680)      (69,784)
                                                                    ----------    ----------
               Shareholders' equity                                      1,314         4,553
                                                                    ----------    ----------
                                                                    $    6,151    $    8,221
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
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  Three Months Ended          Nine Months Ended
                                                      March 31,                    March 31,
                                               ------------------------    ------------------------
                                                  2003          2002          2003          2002
                                               ----------    ----------    ----------    ----------
                                                             (RESTATED)                  (RESTATED)
Net revenue:
  Product                                      $    1,756    $    1,388    $    4,754    $    4,450
  Services                                             --            --            --            20
                                               ----------    ----------    ----------    ----------
       Total net revenue                            1,756         1,388         4,754         4,470

Cost of sales:
  Product                                              92           115           182           787
  Services                                             --            --            --            12
                                               ----------    ----------    ----------    ----------
       Total cost of sales                             92           115           182           799

Gross profit:
  Product                                           1,664         1,273         4,572         3,663
  Services                                             --            --            --             8
                                               ----------    ----------    ----------    ----------
       Total gross profit                           1,664         1,273         4,572         3,671

Operating expenses:
  Sales and marketing                               1,423         1,398         3,958         4,410
  Product development                                 829           763         2,278         2,731
  General and administrative                        1,081         1,077         3,667         3,457
                                               ----------    ----------    ----------    ----------
       Total operating expenses                     3,333         3,238         9,903        10,598
                                               ----------    ----------    ----------    ----------

Loss from operations                               (1,669)       (1,965)       (5,331)       (6,927)

Other income, net                                      12            34            53           159
                                               ----------    ----------    ----------    ----------
       Net loss                                    (1,657)       (1,931)       (5,278)       (6,768)

Dividend to series B preferred shareholders            --            --        (2,006)       (2,766)
                                               ----------    ----------    ----------    ----------
Loss applicable to common shareholders         $   (1,657)   $   (1,931)   $   (7,284)   $   (9,534)
                                               ==========    ==========    ==========    ==========
Loss applicable to common shareholders -
  basic and diluted                            $    (0.56)   $    (0.73)   $    (2.55)   $    (3.64)
                                               ==========    ==========    ==========    ==========
Weighted average common shares outstanding -
  basic and diluted                                 2,972         2,630         2,862         2,622
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

                                                                            Nine Months Ended
                                                                               March 31,
                                                                        ------------------------
                                                                           2003          2002
                                                                        ----------    ----------
                                                                                      (RESTATED)
Cash flows from operating activities:
Net loss                                                                $   (5,278)   $   (6,768)
  Adjustments to reconcile net loss to net
      Cash used in operating activities:
      Depreciation and amortization                                            545           590
      Amortization of Deferred Toshiba equity costs                            154           272
      Stock-based compensation expense                                           6            --
      Non-cash changes in Accounts Receivable allowances:
      Bad debt allowances:
        Additions                                                               27            41
        Reductions                                                              (9)           --
      Returns and Rotation allowances:
        Additions                                                              114            --
        Reductions                                                             (55)          (99)
      Non-cash changes in Inventory
      Additions                                                                 --           133
      Reductions                                                                --            --
      Changes in assets and liabilities:
        Receivables
        Trade accounts                                                           9            52
        Other receivables                                                       --            21
        Prepaid expenses and other current assets                              (98)          757
        Accounts payable                                                        32          (325)
        Accrued liabilities                                                    369           177
        Deferred revenue                                                      (140)          519
        Customer deposits                                                      908            --
                                                                        ----------    ----------

                Net cash used in operating activities                       (3,416)       (4,630)
                                                                        ----------    ----------

Cash flows from investing activities:
  Capitalization of developed software                                        (154)         (108)
  Purchases of property and equipment                                         (219)          (94)
                                                                        ----------    ----------

                Net cash used in  investing activities                        (373)         (202)
                                                                        ----------    ----------

Cash flows from financing activities:

  Proceeds from issuance of preferred stock, net of expenses                    --         6,773
  Net proceeds from issuance of common stock, net of expenses                1,879            86
                                                                        ----------    ----------

                Net cash provided by financing activities                    1,879         6,859
                                                                        ----------    ----------

Net increase (decrease) in cash and cash equivalents                        (1,910)        2,027
Cash and cash equivalents at beginning of period                             6,020         5,801
                                                                        ----------    ----------
Cash and cash equivalents at end of period                              $    4,110    $    7,828
                                                                        ==========    ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash dividend to series B preferred shareholders                    $    2,006    $    2,766
                                                                        ==========    ==========

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements, especially Note 2, "Restatement" of the Notes to Consolidated Financial Statements as set forth in this amended Quarterly Report

                         ARTISOFT, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (TABLES IN THOUSANDS, EXCEPT PERCENTAGES, SHARES AND PER SHARE AMOUNTS)

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the accompanying financial statements include all adjustments (of a normal recurring nature), which are necessary for a fair presentation of the financial results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as amended by the Company's Form 10-K/A for the fiscal year ended June 30, 2002 on file with the SEC. The results of operations for the three and nine months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year or any other future periods.

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

In May 2003, in response to comments Artisoft received from the SEC on its accounting for this $2.3 million expense, Artisoft determined that the $2.3 million expense should be reflected as a reduction in revenue during the term of the agreement, rather than a selling expense recognized at the time of the signing of the definitive agreement. This cost of equity is being amortized as a reduction of product revenues in proportion to revenue recognized relating to the OEM and Reseller Agreement. In May 2003, Artisoft also determined that revenue it had previously recognized as service revenue in 2000 and 2001 on the basis of specific product development deliverables within its OEM and Reseller Agreement with Toshiba should be recognized as product revenue. Related costs of service revenue should also have been recognized as product development expense.

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

Artisoft further determined in May 2003 that Toshiba product sales should have been recognized as revenue when Toshiba shipped products to its customers (upon "sell-through"). The Company had recorded service revenue based on the minimum purchase commitments from inception through fiscal 2001. Product revenue commencing on July 1, 2001 and through March 31, 2002 was based on product shipments to Toshiba (upon "sell-in") and product revenue commencing on April 1, 2002 was based upon sell-through.

The Company has also restated its financial statements for the fiscal quarters ended September 30, 2002 and December 31, 2002 to reflect the restatements described above.

The principal adjustments to restate the financial statements for the three and nine month periods ending March 31, 2002:

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

REVENUE RECOGNITION ON SALE TO TOSHIBA

In further response to the SEC comments received by Artisoft, Artisoft determined that Toshiba product sales should have been recognized as revenue with Toshiba's shipment of products to its customers ("sell-through"). The Company had recorded service revenue based on the minimum purchase commitments from inception through fiscal 2001, product revenue commencing on July 1, 2001 through March 31, 2002 based on sell-in to Toshiba and product revenue commencing on April 1, 2002 based upon sell-through. Accordingly, $411,000 of revenue in 2000, $1.59 million of revenue in 2001 and $1.03 million of revenue in 2002 based on sales to Toshiba were reversed. The amounts reversed relating to the three and nine month periods ending March 31, 2002 were $30,000 and $1.03 million respectively.

The Toshiba sell-through revenue net of equity costs recognized in its place was $81,000 in 2000, $386,000 in 2001 and $448,000 in 2002, as well as $85,000 in first quarter fiscal 2003 and $63,000 in second quarter fiscal 2003. The amounts recognized net of equity costs relating to the three and nine month periods ending March 31st, 2002 were $157,000 and $322,000 respectively. In addition, stock rotation reserves of $800,000 in Q3 of 2002 and $274,000 in Q2 of fiscal 2003 were reversed as a consequence of the restatement.

The following tables outline the effected line items as previously reported and restated of these adjustments for the quarter and nine months ending March 31, 2002:

                                                   Consolidated Statement of
                                                       Operations for the
                                                  Quarter Ended March 31, 2002
                                                  ----------------------------
                                                   As Reported    As Restated
                                                   -----------    -----------
                                                         (In thousands)
     Product Revenue .............................   $    461       $  1,388
     Net Revenue..................................   $    461       $  1,388
     Product Gross Profit ........................   $    346       $  1,273
     Total Gross Profit ..........................   $    346       $  1,273
     Loss from Operations ........................   $ (2,892)      $ (1,965)
     Net Loss ....................................   $ (2,858)      $ (1,931)
     Loss applicable to common shareholders.......   $ (2,858)      $ (1,931)
     Basic and Diluted loss per common share:.....   $  (1.09)      $   (.73)

                                                    Consolidated Statement of
                                                        Operations for the
                                                Nine Months Ended March 31, 2002
                                                --------------------------------
                                                   As Reported    As Restated
                                                   -----------    -----------
                                                         (In thousands)
     Product Revenue .............................   $  4,358       $  4,450
     Net Revenue .................................   $  4,378       $  4,470
     Product Gross Profit ........................   $  3,571       $  3,663
     Total Gross Profit ..........................   $  3,579       $  3,671
     Loss from Operations ........................   $ (7,019)      $ (6,927)
     Net Loss ....................................   $ (6,860)      $ (6,768)
     Loss applicable to common shareholders ......   $ (9,626)      $ (9,534)
     Basic and Diluted loss per common share: ....   $  (3.67)      $  (3.64)

                                                  Consolidated Balance Sheet
                                                         At June 30, 2002
                                                   --------------------------
                                                   As Reported    As Restated
                                                   -----------    -----------
     Receivables                                     $  1,199       $    858
        Total assets..............................   $  8,562       $  8,221
     Deferred revenue ............................   $    578       $  1,723
     Reserve for stock rotation ..................   $    940       $     --
        Total liabilities.........................   $  3,463       $  3,668
     Deferred Toshiba equity costs ...............   $     --       $ (1,518)
     Accumulated Deficit .........................   $(34,669)      $(33,697)
     Total shareholders' equity...................   $  5,099       $  4,553

                                                      Consolidated Statement
                                                          of Cash Flows
                                                Nine Months Ended March 31, 2002
                                                --------------------------------
                                                   As Reported    As Restated
                                                   -----------    -----------
     Net Loss ....................................   $ (6,860)      $ (6,768)
        Amortization of deferred Toshiba
          equity costs ...........................         --       $    272
        Changes in accounts receivables
          allowances:
        Additions ................................   $    974       $     41
        Reductions ...............................   $   (103)      $    (99)
     Trade Receivables ...........................   $    418       $     52
     Other assets                                    $   (108)      $     --
     Deferred revenue ............................   $     83       $    519
     Reserve for stock rotation ..................   $   (366)      $     --
     Net cash used in operating activities .......   $ (4,738)      $ (4,630)
     Capitalization of developed software ........   $     --       $   (108)
     Net cash used in investing activities .......   $    (94)      $   (202)

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

The following discusses the Company's policies regarding its revenue recognition criteria:

* Persuasive evidence of an arrangement exists: The Company's practice requires that authorized purchase orders are received by the customer, generally by either Fax or E-mail. Arrangements outside of standard terms, for example the development arrangement with Toshiba, are evidenced by a signed agreement.

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

Also, in January 2000, the Company executed a strategic alliance agreement with Toshiba intended to allow the Company and Toshiba to deliver an integrated communications server and software-PBX solution for small and midsize businesses. TeleVantage 4.0 represents the results of a 1-1/2 year joint-engineering project with Toshiba to integrate TeleVantage with Toshiba digital handsets. Through an Original Equipment Manufacturer (OEM) arrangement with Artisoft, Toshiba is marketing TeleVantage 4.0 under the Strata CS brand, which is being distributed and supported through Toshiba's established dealer channel. Under the terms of the agreement, Toshiba will purchase licenses of TeleVantage for customized versions of the software product to be integrated with its digital handsets and communications server product offerings. The Company defers revenue on shipments to Toshiba until the product is resold to Toshiba's customers. The deferral of revenue is the result of Artisoft's inability to reasonably estimate potential future returns or stock rotations. For all other product sales, revenue is recognized at the time of shipment because the Company has sufficient information, experience and history to support its ability to estimate future returns or stock rotations.

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

On July 30, 2002, the FASB issued Statement No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES ("SFAS 146"). SFAS 146 is based on the fundamental principle that a liability for a cost associated with an exit or disposal activity should be recorded when it (1) is incurred, that is, when it meets the definition of a liability in FASB Concepts Statement No. 6, ELEMENTS OF FINANCIAL STATEMENTS, and (2) can be measured at fair value. SFAS 146 notes that the principal reason for issuing SFAS 146 is the FASB's belief that some liabilities for costs associated with exit or disposal activities that entities record under current accounting pronouncements, in particular Issue 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING),) do not meet the definition of a liability. SFAS 146 nullifies Issue 94-3; thus, it will have a significant effect on practice because commitment to an exit or disposal plan no longer will be a sufficient basis for recording a liability for costs related to those activities. SFAS 146 is effective for exit and disposal activities initiated after December 31, 2002. The Company adopted this standard effective January 1, 2003. Adoption of the standard did not have a material effect on the financial position or results of operations of the Company.

In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE ("SFAS 148"). SFAS 148 amends FASB Statement No. 123 ("SFAS 123") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures of both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. As the Company did not make a voluntary change to the fair value based method of accounting for stock-based compensation in 2002, the adoption of SFAS No. 148 did not have a material impact on the Company's financial position and results of operations. The Company has adopted the interim disclosure provisions for the period ending March 31, 2003.

The Company applies APB Opinion No. 25 in accounting for its stock incentive plan and accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss and net loss per common equivalent share for the three and nine month periods ended March 31, 2003 and 2002 would have been increased to the pro forma amounts indicated below (in thousands, except per share prices):

                                                           Three Months Ended       Nine Months Ended
                                                                March 31,              March 31,
                                                          --------------------    --------------------
                                                            2003        2002        2003        2002
                                                                      RESTATED                RESTATED
                                                          --------    --------    --------    --------
                      Reported Net Loss                   $ (1,657)   $ (1,931)   $ (5,278)   $ (6,768)
               Stock Based Compensation                   $   (437)   $   (543)   $ (1,397)   $ (1,630)
                      Adjusted Net Loss                   $ (2,094)   $ (2,474)   $ (6,675)   $ (8,398)
Reported Loss Applicable to Common Stock                  $ (1,657)   $ (1,931)   $ (7,284)   $ (9,534)
Adjusted Loss Applicable to Common Stock                  $ (2,094)   $ (2,474)   $ (8,681)   $(11,164)
Reported Loss per Share Applicable to Common Stock        $  (0.56)   $  (0.73)   $  (2.55)   $  (3.64)
Adjusted Loss per Share Applicable to Common Stock        $  (0.70)   $  (0.94)   $  (3.03)   $  (4.26)

The adjusted net loss and adjusted net loss applicable to common stock reflects options granted during the previous 4 years. Generally, options become excercisable over a 4 year period commencing on the date of the grant and options vest 25% at the first anniversary of the grant date and the remaining 75% vest in equal monthly increments over the remaining three years of the vesting period. The fair value of options granted was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions.

                              2003          2002
                              ----          ----
Expected Dividend Yield        0%            0%
Volatility Factor              84%          79%
Risk Free Interest Rate        3.34%        4.2%
Expected Life                 6 Years      6 years

(5) CONTINGENCY

In September 2002, the Company recorded an accrual of $700,000 related to potential tax exposure associated with a technical compliance issue involving its employee stock option plan and past incentive stock options exercised under the plan. In March 2003 the Company reduced the accrual downward by $322,000 to reflect a reduction in our estimate of the potential tax exposure. The Company continues to evaluate the facts and circumstances surrounding this technical compliance issue and the ultimate resolution of this issue could differ materially from the amount of the established actual.

(6) COMMON STOCK

On August 8, 2002, the Company entered into a purchase agreement under which it agreed to issue and sell 317,466 shares of common stock at a per share purchase price equal to $6.30, shares and price before the effect of the reverse split approved April 22, 2003 in a private placement financing. On September 27, 2002, the Company received gross proceeds from the issuance and sale of that common stock in the amount of $2,000,040. Under its registration rights agreement with the investors in this September 2002 financing, the Company is required to register these shares of common stock for resale by the investors. The shares of common stock issued and sold to the investors are subject to purchase price adjustments in certain events during the 24-month period following the first effective date of a registration statement to be filed by Artisoft covering the resale of those shares. In the event of a purchase price adjustment, the Company will be required to issue additional shares of common stock to the investors for no additional consideration and to register those additional shares for resale by the investors. The investors in the September 2002 financing have the right to designate one person for election to the Company's board of directors, and the Company will be required to use its best efforts to cause that person to be elected to the board of directors. The investors have not yet exercised this right.

The investors in the September 2002 and 2001 financings have the right to participate, up to their pro rata share in the respective financing, in future non-public capital raising transactions by the Company. This right, as held by the investors in the September 2002 financing, is not exercisable unless and until the expiration or termination in full of the similar rights of the investors in the Company's 2001 financing.

The closing of the issuance and sale of shares of common stock in the September 2002 financing resulted in anti-dilution adjustments to the Series B Preferred Stock and the warrants issued in Artisoft's 2001 financing. As a result of these anti-dilution adjustments, each share of Series B Preferred Stock is convertible into approximately .3967 shares of common stock. Prior to the issuance and sale of shares of common stock in the September 2002 financing, each share of Series B Preferred Stock was convertible into one-sixth of a share of common stock. In addition, the per-share exercise price of each warrant was reduced from $22.50 to $6.30, as a result of the September 2002 financing. These adjustments were accounted for as a $2.0 million non-cash dividend to the series B preferred shareholders and are included in the computation of the loss available to common shareholders and in the loss per share for the six months ended December 31, 2002. The excess of the aggregate fair value of the beneficial conversion feature over the proceeds received amounted to $9.7 million and has not been reflected in the results of operations or financial position of the Company for the periods presented.

(7) REVERSE STOCK SPLIT

On April 22, 2003, the Company's completed a 1-for-6 reverse split of the common stock. On April 23, 2003 the stock began trading in the new post-split shares. All financial statements and notes thereto filed with the SEC subsequent to that date have been reported in post-split shares for common stock or common stock equivalents and all data included herein has been retroactively adjusted to reflect the split.

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

RESTATEMENT

Our previously issued consolidated balance sheets as of June 30, 2002, and the related consolidated statements of operations for the three and nine month periods ended March 31, 2002 and cash flows for the nine months ended March 31, 2002 have been restated.

The following "Management's Discussion and Analysis has been restated to reflect the changes more fully described within note 2 of the notes to restated consolidated financial statements.

On May 8, 2003, Artisoft announced its preliminary financial results for the third quarter of fiscal 2003. Those preliminary results were subject to the final preparation and review of financial statements for the third quarter of fiscal 2003 and an analysis of the financial restatements also announced on May 8, 2003. The preliminary results announced on May 8, 2003 reflected an amortization of the cost of equity under Artisoft's agreement with Toshiba as a reduction of product revenues at a rate of approximately $191,000 per quarter over the term of the Toshiba OEM and Reseller agreement. After further analysis in connection with preparing final financial statements for the third quarter of fiscal 2003, Artisoft determined that the more appropriate treatment is to amortize the cost of equity as a reduction of product revenues in proportion to revenues recognized relating to the Toshiba OEM and Reseller agreement. See note 2 of the notes to consolidated financial statements herein. It is this treatment that is reflected in the financial statements reported in this report. Under this treatment, as of March 31, 2003, approximately $1.2 million of the cost of equity remains unamortized and will be applied as a reduction of future product revenues under the Toshiba OEM and Reseller agreement during the term of that agreement.

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Areas where significant judgments are made include, but are not limited to revenue recognition. Actual results could differ materially from these estimates. For a more detailed explanation of the judgments made in these areas, please refer to Amendment No. 1 on Form 10-K/A to our Annual Report for the year ended June 30, 2002, as filed with the Securities and Exchange Commission on May 15, 2003.

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

In September 2002, the Company recorded an accrual of $700,000 related to potential tax exposure associated with a technical compliance issue involving its employee stock option plan and past incentive stock options exercised under the plan. In March 2003 the Company reduced the accrual downward by $322,000 to reflect a reduction in our estimate of the potential tax exposure which now does not exceed $378,000. The Company continues to evaluate the facts and circumstances surrounding this technical compliance issue and the ultimate resolution of this issue could differ materially from the amount of the established actual.

RESULTS OF OPERATIONS

NET REVENUES

PRODUCT REVENUE. Net product revenue was $1.8 million for the quarter ended March 31, 2003 and $1.4 million for the quarter ended March 31, 2002, representing an increase of 27%. Net product revenue was $4.8 million for the nine months ended March 31, 2003 and $4.5 million for the nine months ended March 31, 2002, representing an increase of 7%. The increases in the quarter and nine months ended March 31, 2003, as compared to the comparable periods in 2002, were primarily due to an increase in sales of our TeleVantage products.

We distribute our products both domestically and internationally. International product revenue was $.2 million for the quarter ending March 31, 2003 and $.1 million for the quarter ended March 31, 2002, representing 11% of total net revenue in the 2003 quarter and 8% of total net revenue in the 2002 quarter. International revenue was $.5 million and $.2 million for the nine-month periods ended March 31, 2003 and 2002, representing 10% of total net revenue in the 2003 period and 5% of total net revenue in the 2002 period.

SERVICE REVENUE. We had no service revenue for the quarters ended March 31, 2003 and 2002. For the nine months ended March 31, 2003 we had no service revenue compared with $20,000 of service revenue recognized from Intel Corporation for the nine months ended March 31, 2002. We have completed our development obligations under our agreement with Intel and no additional service revenue is anticipated under that agreement.

GROSS PROFIT

PRODUCT. Gross profit on product revenue was $1.7 million for the quarter ended March 31, 2003 and $1.3 million for the quarter ended March 31, 2002, representing 95% of net product revenue in the 2003 quarter and 92% of net product revenue in the 2002 quarter. Gross profit on product revenue was $4.6 million for the nine months ended March 31, 2003 and $3.4 million for the nine months ended March 31, 2002, representing 96% of net product revenue for the 2003 period and 82% of net product revenue for the 2002 period. The increases in aggregate dollars for the quarter and nine months ended March 31, 2003 compared to the same period in 2002 are primarily a result of increased sales of our TeleVantage products, as discussed above. The increases in gross profit percentage for the quarter and nine months ended March 31, 2003 compared to the comparable periods in 2002 are the result of a higher percentage of total product revenue derived from TeleVantage software with lesser amounts from lower margin Intel/Dialogic hardware.

SALES AND MARKETING

Sales and marketing expenses were $1.4 million for the quarter ended March 31, 2003 and $1.4 million for the quarter ended March 31, 2002, representing 81% of total net sales for the 2003 quarter and 101% of total net sales for the 2002 quarter. Sales and marketing expenses were $4.0 million for the nine months ended March 31, 2003 and $4.4 million for the nine months ended March 31, 2002, representing 83% of total net sales for the 2003 period and 99% of the total net sales for the 2002 period. The decreases in the percentage of sales and marketing expenses to total revenue for the quarter and nine month periods ended March 31, 2003, as compared to the comparable periods in 2002, are primarily attributable to an increase in sales of TeleVantage products, and in the case of the nine month period a reduction in spending for marketing programs and other expenses. The decreases in sales and marketing expense in aggregate dollars for the nine months ended March 31, 2003, as compared to the comparable period in 2002, reflect a reduction in spending for marketing programs and other expenses. In addition, the decrease in sales and marketing expenses in aggregate dollars for the nine month period ended March 31, 2003, as compared to the comparable period in 2002, reflects the impact of a restructuring in personnel costs as a result of workforce reductions implemented in September 2001.

PRODUCT DEVELOPMENT

Product development expenses were $.8 million for the quarter ended March 31, 2003 and $.8 million for the quarter ended March 31, 2002, representing 47% of total net revenue for the 2003 quarter and 55% of total net revenue for the 2002 quarter. Product development expenses were $2.3 million for the nine months ended March 31, 2003 and $2.7 million for the nine months ended March 31, 2002, representing 48% of the total net revenue for the 2003 period and 61% of total net revenue for the 2002 period. The decrease in the percentage of development expense to total net revenue for the quarter ended March 31, 2003, as compared to the comparable period in 2002, is primarily attributable to increased sales of TeleVantage products.

Development expenses, including those capitalized, were flat in the quarter ended March 31, 2003 compared with the quarter ended March 31, 2002. In addition, the reduction in the ratio of product development costs to total net revenue and in aggregate dollars for the nine months ended March 31, 2003 reflect a reduction in development personnel headcount in September 2001 due to the completion of the Intel development agreement and completion of work on the Toshiba OEM product.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $1.1 million for the quarter ended March 31, 2003 and $1.1 million for the quarter ended March 31, 2002, representing 62% of total net revenue for the 2003 quarter and 78% of total net revenue for the 2002 quarter. General and administrative expenses were $3.7 million for the nine months ended March 31, 2003 and $3.5 million for the nine months ended March 31, 2002, representing 77% of the total net revenue for both periods. The decrease in the percentage of general and administrative expenses to total net revenue for the quarter ended March 31, 2003, as compared to the comparable period in 2002, was primarily attributable to the increase in sales of TeleVantage products. The increases in the aggregate dollars for the nine months ended March 31, 2003 reflect approximately $250,000 in expenses related to the separation of our former CFO, and an accrual established in the quarter ended September 30, 2002 of $700,000, $322,000 of which was reversed in the quarter ended March 31, 2003, for a tax exposure due to a technical compliance issue related to our stock option plan and past option exercises under the plan. The Company believes that that if a tax is assessed it has reasonable defenses to pursue an appeal and minimize the impact of this contingency on our financial position. However, the impact of the ultimate resolution of this issue could differ materially from the amount of the established reserve.

OTHER INCOME, NET

Other Income, Net represents interest income and was $12,000 for the quarter ended March 31, 2003 and $34,000 for the quarter ended March 31, 2002. Other Income, Net was $53,000 for the nine months ended March 31, 2003 and $159,000 for the nine months ended March 31, 2002. The decreases for the quarter and nine-month period ended March 31, 2003, as compared to the comparable periods in 2002, were the result of lower interest rates combined with lower average cash and invested balances.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $4.1 million at March 31, 2003 compared to $6.0 million at June 30, 2002. Working capital was $.5 million at March 31, 2003 compared to $3.5 million at June 30, 2002, a decrease of $3 million. Current liabilities increased $1.2 million due to an increase in accrued liabilities of $.4 million reflecting an accrual for a tax exposure due to a technical compliance issue related to our stock option plan and past option exercises under the plan and an increase of $.9 million in customer deposits received from Toshiba under our OEM agreement. Future product shipments to Toshiba are required to satisfy the deposit amounts. This was offset by a decrease of $.1 million in deferred revenue, due to an increase in Toshiba sell-through against sell-in of $.3 million and an increase of subscriptions booked but unearned for which upgrades will be provided in the future. The decrease in cash and cash equivalents of $1.9 million primarily results from the receipt of $1.8 million, net of issuance costs, from the sale of common stock in a private placement on September 27, 2002, and $25,000 from the sale of common stock on December 31, 2002 under the Employee Stock Purchase Plan, less cash of $3.8 million used in operations and investing activities.

We used cash of $3.4 million to fund operating activities during the nine months ended March 31, 2003. The cash used in operating activities was principally the result of $7.3 million in net loss applicable to common shareholders offset by depreciation and amortization of $.7 million, a non-cash dividend of $2 million relating to Series B preferred stock and a net change in current assets, excluding cash, and liabilities of $1.2 million.

In September 2002, the Company recorded an accrual of $.7 million related to potential tax exposure associated with a technical compliance issue involving its employee stock option plan and past incentive stock options exercised under the plan. In March 2003 the Company reduced the accrual downward by $322,000 to reflect a reduction in our estimate that the potential tax exposure now does not exceed $378,000. The Company continues to evaluate the facts and circumstances surrounding this technical compliance issue and the ultimate resolution of this issue could differ materially from the amount of the established accrual.

On August 8, 2002, we entered into a purchase agreement under which we agreed to issue and sell 317,466 shares of common stock at a per share purchase price equal to $6.30, after the effects of the recent reverse stock split, in a private placement financing. On September 27, 2002 we received gross proceeds from the issuance and sale of that common stock in the amount of $2,000,040.

Under a registration rights agreement we entered into with the investors in this September 2002 financing, we are required to register the shares of common stock we issued in the financing for resale by the investors. In the event our registration statement covering that resale was not effective by January 25, 2003, the registration rights agreement provides that we pay the investors in the financing liquidated damages in the aggregate amount of $30,000 for any month, or pro rata for any portion of any month, following that date during which the registration statement should have been effective. The registration statement we filed covering the resale by the investors in this financing of the shares of common stock they purchased in the financing is not yet effective.

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

The closing of the issuance and sale of shares of common stock in the September 2002 financing resulted in anti-dilution adjustments to the series B preferred stock and the warrants issued in Artisoft's 2001 financing. As a result of these anti-dilution adjustments, each share of series B preferred stock is convertible into approximately .3967 shares of common stock. Prior to the issuance and sale of shares of common stock under this agreement each share of series B preferred stock was convertible into one sixth of one share of common stock. In addition, the per share exercise price of each warrant has been reduced from $22.50 to $6.30, after the effect of the recent reverse stock split.

We anticipate that existing cash balances at March 31, 2003, together with cash generated from sales of our product, will be adequate to meet the Company's current and expected cash requirements for the next twelve months, including the impact of the technical compliance issue related to our option plan discussed above. However, a change in circumstance, such as a reduction in the anticipated growth of demand for our products, could necessitate that the Company seek additional debt or equity capital. The Company believes that future TeleVantage revenues will increase and thereby reduce future operating losses. However, the rate at which these revenues may increase will be highly dependent on the overall telecommunications industry capital spending environment, the rate of market acceptance of TeleVantage and the success of the Company's strategic relationship with Toshiba. The Company does not presently meet the minimum stockholder equity requirement of $2.5 million for continued listing on the NASDAQ SmallCap Market. The Company may seek equity financing to increase its shareholders' equity in order to satisfy this requirement. In addition, the Company may from time to time seek debt or equity financing for various business reasons. There can be no assurance that any additional financing will be available when needed or on acceptable terms to allow the Company to successfully achieve its operating plan or to fund future investment in its TeleVantage product line. In the event the Company seeks and successfully receives additional equity capital, such additional financing may result in significant stockholder dilution. See "Risk Factors" below.

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

Our common stock trades on the Nasdaq SmallCap Market. In order to continue trading on the NASDAQ Small Cap Market, we must satisfy the continued listing requirements for that market.

In March 2003, the minimum bid price of our common stock had been below the $1.00 per share minimum bid price continued listing requirement of the NASDAQ SmallCap Market for a period of over 180 days. As a consequence, the NASDAQ Staff determined that we failed to meet the market's continued listing requirements. Subsequently, our shareholders approved a 1-for-6 reverse split of the common stock on April 22, 2003, which has, as of the date of this report, lifted the stock's bid price above the $1.00 per share minimum bid price. The NASDAQ listing qualifications hearings panel, which reviewed our situation, is considering our post-split bid price.

In addition, the NASDAQ listing qualifications hearings panel is reviewing our non-compliance with the minimum $2.5 million shareholders' equity continued listing requirement. We will be required by the panel to address the state and direction of our shareholders' equity before the panel reaches a decision on our request for continued listing. The listing of our common stock on the NASDAQ SmallCap Market is currently being maintained on an exception basis as permitted by applicable NASDAQ Marketplace rules.

The NASDAQ listing qualifications hearings panel may determine to delist our common stock from the NASDAQ SmallCap Market for failure to meet the shareholders' equity or minimum bid price continued listing requirements or for other reasons it may raise.

If our common stock is delisted from the NASDAQ SmallCap Market due to our non-compliance with the shareholders' equity requirement, minimum bid price requirement or otherwise, the listing of our common stock may be transferred to the over-the-counter electronic bulletin board, also referred to as the OTCBB, or the Pink Sheets. The listing of our common stock on the OTCBB or the Pink Sheets would materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, such delisting would materially adversely affect our access to the capital markets, and the limited liquidity and reduced price of our common stock would materially adversely affect our ability to raise capital through alternative financing sources on terms applicable to us or at all.

FUTURE RESULTS

The Company intends to continue investing in the sales, marketing and development of its software-based phone system, TeleVantage. The Company expects operating expenditures will increase from the amounts incurred in the first nine months of fiscal year 2003 but will not exceed levels incurred in fiscal year 2002.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR FUTURE LOSSES.

We had operating losses for the fiscal year ended June 30, 2002, the nine months ended March 31, 2003 and in each of the last eight fiscal years, and negative cash flow from operating activities in four out of the last eight fiscal years including the fiscal year ended June 30, 2002. We also had negative cash flow from operating activities for the nine months ended March 31, 2003. If our revenues do not increase significantly we may never achieve profitability, on a sustained basis or at all, or generate positive cash flow in the future. In that case our business will fail. We expect to incur significant future operating losses and negative cash flows.

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

If distributors, resellers and original equipment manufacturers in the software industry choose not to focus their marketing efforts on software-based phone systems or on products competitive with TeleVantage, our sales efforts will be materially adversely affected. In the nine months ended March 31, 2003, our distributor, Paracon, accounted for 42% of our total net sales. In fiscal year 2002, Paracon accounted for 32% of our total net sales. In fiscal year 2001, Paracon accounted for approximately 21% of total net sales, and our original equipment manufacturer, Intel, accounted for 14% of total net sales. No additional services revenue is anticipated under our joint development agreement with Intel. We depend upon the availability of distribution outlets similar to these relationships to market TeleVantage. In addition, our operating results would be adversely affected if one of our major distributors, resellers or original equipment manufacturers fails to pay us for the products they purchase from us. At March 31, 2003, Paracon represented approximately 37% of our outstanding trade receivables. At June 30, 2002, Paracon represented approximately 36% of our outstanding trade receivables. At June 30, 2001, Toshiba represented approximately 41% and Paracon represented approximately 21% of our outstanding trade receivables.

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

In March 2003, the minimum bid price of our common stock had been below the $1.00 per share minimum bid price continued listing requirement of the NASDAQ SmallCap Market for a period of over 180 days. As a consequence, the NASDAQ Staff determined that we failed to meet the market's continued listing requirements. Subsequently, our shareholders approved a 1-for-6 reverse split of the common stock on April 22, 2003, which has, as of the date of this report, lifted the stock's bid price above the $1.00 per share minimum bid price. The NASDAQ listing qualifications hearings panel, which reviewed our situation, is considering our post-split bid price.

In addition, the NASDAQ listing qualifications hearings panel is reviewing our non-compliance with the minimum $2.5 million shareholders' equity continued listing requirement. We will be required by the panel to address the state and direction of our shareholders' equity before the panel reaches a decision on our request for continued listing. The listing of our common stock on the NASDAQ SmallCap Market is currently being maintained on an exception basis, as permitted by applicable NASDAQ Marketplace rules.

The NASDAQ listing qualifications hearings panel may determine to delist our common stock from the NASDAQ SmallCap Market for failure to meet the shareholders' equity or minimum bid price continued listing requirements or for other reasons it may raise.

WE MAY HAVE A NEED TO PROCURE ADDITIONAL THIRD PARTY FINANCING, BUT FINANCING MAY NOT BE AVAILABLE WHEN NEEDED OR UPON TERMS ACCEPTABLE TO US. IF A FINANCING IS CONSUMMATED, CURRENT SHAREHOLDERS MAY EXPERIENCE SUBSTANTIAL DILUTION OF THEIR OWNERSHIP IN ARTISOFT.

In order to obtain the funds to continue our operations and meet our working capital requirements, we may require additional equity financing or debt financing. In addition, we require additional equity financing to satisfy the $2.5 million minimum shareholders' equity continued listing requirement on the

NASDAQ SmallCap Market. Any additional financing may not be available to us on terms acceptable to us or at all. The holders of our Series B Preferred Stock and the holders of common stock issued pursuant to our September 2002 financing have price-related anti-dilution protection in the event of future issuances of securities by us. These provisions could substantially dilute your interest in Artisoft in the event of a future financing transaction. In addition, those same investors all have the right to participate, up to their pro rata share in their respective financing, in future capital raising transactions by the Company. The existence of this right may substantially reduce the Company's ability to establish terms with respect to, or enter into, any such financing with parties other than the investors. The terms of any additional financing we may enter into may impose substantial constraint on our ability to operate our business as we deem appropriate.

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

IF THE EMPLOYMENT OF ANY OF OUR CHIEF EXECUTIVE OFFICER, OUR CHIEF TECHNOLOGY OFFICER OR OUR VICE PRESIDENT OF SALES IS TERMINATED PRIOR TO OCTOBER 2004 WITHOUT CAUSE OR BY THE EXECUTIVE FOR GOOD REASON, WE WILL BE REQUIRED TO PROVIDE SUBSTANTIAL BENEFITS TO THAT OFFICER.

We have change in control agreements with three of our executive officers that provide that in the event of termination of employment of an executive officer within two years of the change in control either without cause or by the executive for "good reason," such as a reduction in duties and responsibilities:

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

b. Reports on Form 8-K

On February 24, 2003, Artisoft filed a Current Report on Form 8-K dated February 24, 2003 for the purpose of filing under Item 5 (Other Events) with the Securities and Exchange Commission as an exhibit thereto, the Company's press release dated February 24, 2003, announcing the appointment of Duncan Perry as Chief Financial Officer of the Company and the promotion of Azmi Jafarey as Vice President of Customer Services and Information Technology (IT).

On March 21, 2003, Artisoft filed a Current Report on Form 8-K dated March 21, 2003 for the purpose of filing under Item 5 (Other Events) with the Securities and Exchange Commission as an exhibit thereto Artisoft's press release dated March 21, 2003, announcing that it had received a NASDAQ Staff Determination indicating that the Company failed to regain compliance with the bid price minimum requirement for continued listing set forth in Marketplace Rule 4310(c)(4) during the 180 calendar day compliance period afforded to the Company in accordance with NASDAQ rules.

On April 22, 2003, Artisoft filed a Current Report on Form 8-K dated April 22, 2003 for the purpose of filing under Item 5 (Other Events) with the Securities and Exchange Commission as an exhibit thereto Artisoft's press release dated April 22, 2003 announcing its implementation of a six-for-one reverse split of its outstanding shares of common stock.

On May 13, 2003, Artisoft filed a Current Report on Form 8-K dated May 8, 2003 for the purpose of filing under Item 12 (Disclosure of Results of Operations and Financial Condition) with the Securities and Exchange Commission as an exhibit thereto Artisoft's press release dated May 8, 2003, announcing its financial results for the quarter ended March 31, 2003 and the restatement of its financial statements for certain periods.

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

Date: May 20, 2003                      By: /s/ Duncan G. Perry
                                            ------------------------------------
                                            Duncan G. Perry
                                            Chief Financial Officer
                                            (Principal Financial Officer)

                                  EXHIBIT INDEX

Designation    Description
-----------    -----------
    3.1        The Registrant's Certificate of Incorporation, as amended.

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

   10.3 Distribution Agreement by and between the Registrant and ScanSource, Inc. (d/b/a Catalyst Telecom effective as of September 5, 2001.

   99.1        Certification of Chief Executive Officer Pursuant to 18
               U.S.C.ss.1350

   99.2        Certification of Chief Financial Officer Pursuant to 18
               U.S.C.ss.1350