Form 10-K
period 2003-06-30
ARTISOFT INC
filed 2003-09-29
CIK 877931

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549-1004

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2003
OR
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 000-19462

ARTISOFT, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	86-0446453 (I.R.S. Employer Identification No.)

5 CAMBRIDGE CENTER, CAMBRIDGE, MA 02142
(Address of Principal Executive Offices including Zip Code)

Registrant's telephone number, including area code: (617) 354-0600

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $0.0 PAR VALUE PER SHARE

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        The aggregate market value of common stock held by non-affiliates of the registrant was approximately $4,516,149 based on the closing per share sale price of $2.459951 on December 31, 2002, as reported by The NASDAQ Stock Market. Shares of common stock held by each executive officer and director of the registrant and by each entity known to the registrant to beneficially own 10% or more of the registrant's common stock have been excluded from this calculation in that such persons and entities may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant has no shares of non-voting common stock authorized or outstanding.

        The number of shares outstanding of the registrant's sole class of common stock, as of September 24, 2003 was 3,655,620.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Definitive Proxy Statement for its 2003 Annual Meeting of Stockholders scheduled to be held on November 13, 2003 (the "2003 Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2003, are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the 2003 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to a number of risks and uncertainties. All statements, other than statements of historical fact, included in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. When used in this Annual Report on Form 10-K, the words "will," "believe," "anticipate," "intend," "estimate," "expect," "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic alliances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors" and elsewhere in this Annual Report on Form 10-K. The forward-looking statements provided by Artisoft in this Annual Report on Form 10-K represent Artisoft's estimates as of the date this report was originally filed with the SEC. Forward-looking statements contained herein do not reflect events transpiring subsequent to that date. We anticipate that subsequent events and developments will cause our estimates to change. However, while we may elect to update our forward-looking statements in the future, we specifically disclaim any obligation to do so. Our forward-looking statements should not be relied upon as representing our estimates as of any date subsequent to the date this report is filed with the SEC.

i

PART I

ITEM 1. BUSINESS.

INTRODUCTION

        Artisoft, Inc. ("Artisoft," the "Company" or the "Registrant") develops, markets and sells computer telephony software application products and associated services. The Company's principal product is TeleVantage.

        The Company's principal executive offices are located at 5 Cambridge Center, Cambridge, Massachusetts 02142. The telephone number at that address is (617) 354-0600. The Company was incorporated in Arizona in November 1982 and reincorporated by merger in Delaware in July 1991.

        Our Internet website is www.artisoft.com. References in this Annual Report on Form 10-K to our or any other Internet website are inactive textual references only. The information on our Internet website or at any other Internet website is not incorporated by reference in this Annual Report on Form 10-K and should not be considered to be a part of this document. We make available through our Internet website, free of charge, our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. These reports may be accessed through our Internet website's investor relations page.

BACKGROUND AND GENERAL DEVELOPMENT OF BUSINESS

        TeleVantage is a software-based phone system that runs on the Windows server platform and Intel communications hardware. The product is primarily sold to mid-sized businesses, corporate branch offices and call centers. TeleVantage includes the functionality of a stand-alone private branch exchange, or PBX, plus advanced call management features. These features include a graphical interface, multi-line call control, "follow-me" call forwarding, email integration, call/message screening, personalized call handling, call center functionality, web browser capability, and support for Internet Protocol ("IP") telephony and customer resource management ("CRM") integration.

        In its 2003 fiscal year, Artisoft began shipping TeleVantage 5.0. TeleVantage 5.0 provides desktop call control and management, rules-based call handling, graphical voice mail, comprehensive messaging, automated attendant, Web browser access, call center capabilities and IP telephony. Industry-standard Application Programming Interface ("APIs") enable development of customized applications and tight integration with database systems such as CRM applications.

        TeleVantage 5.0 includes support for TeleVantage Call Center, an add-on module designed to meet the needs of the mid-size call center market. TeleVantage Call Center offers a feature set that was previously out of reach for most small to medium-sized businesses, including advanced queue routing, comprehensive trend reports, real-time statistics tracking, remote IP agent support and agent monitoring, coaching and recording.

        Artisoft also sells TeleVantage Small Office Edition, a turnkey bundled solution that provides small businesses with a sophisticated phone system at an affordable price; TeleVantage Call Classifier 2.0, which provides advanced call routing and agent scripting based on customer data; and TeleVantage Call Center Scoreboard 1.0, a tool for call center managers who need to closely monitor call center queue and agent performance.

        Artisoft has an original equipment manufacturer ("OEM") relationship with Toshiba, which is selling and supporting a re-branded version of TeleVantage 5.0, called Strata CS, through its extensive dealer channel. Artisoft has developed complete support for the integration of TeleVantage and Toshiba's popular Strata DK handsets, enhancing both companies' ability to pursue this market opportunity. The companies have extended their OEM agreement through the end of calendar year 2003.

        In addition, TeleVantage is currently in trial at a major retailer. If TeleVantage is selected by this retailer as its phone system, this retailer would likely become our largest customer. However, the retailer is testing other phone systems and may not select TeleVantage. We do not know if and when the retailer will decide to implement a new phone system.

        Artisoft has formed an Open Communications Alliance. The Open Communications Alliance is an effort to deliver standards-based communications solutions with TeleVantage as the focal point. It includes relationships with leading technology vendors in the CRM, call center, Voice over IP, business automation and speech recognition fields.

        TeleVantage also continued to be honored for technical excellence during the 2003 fiscal year with awards from industry leading publications, events and associations. In fiscal 2003, TeleVantage received Communications Solutions® magazine's Product of the Year for 2002 and Customer Inter@ction Solutions® magazine's CRM Excellence Award.

        For the fiscal year ended June 30, 2003, Artisoft generated total net revenue of $6.6 million compared to total net revenue in fiscal year 2002 of $6.1 million. The increase in revenue for fiscal 2003 is mainly attributable to an increase in net product revenue of $556,000, offset by a decrease of $20,000 in net service revenue in fiscal 2003 due primarily to our completion in early fiscal 2002 of a non-recurring product development agreement with Intel from which we derived substantially all of our net service revenue in 2002.

        Net product revenue from TeleVantage increased in fiscal 2003 to $6.6 million and included approximately $293,000 relating to Toshiba. Our Toshiba-related revenue in fiscal 2003 reflected non-cash charges against revenue of approximately $248,000 relating to amortized equity costs resulting from Toshiba's 2000 investment in Artisoft. Artisoft records Toshiba product revenue when Toshiba has shipped the products to its customers as Artisoft does not have the ability to estimate returns, including stock rotations. In the event, for example, Toshiba replaces its existing inventory of TeleVantage with an updated version. For all other product sales, revenue is recognized at the time of shipment because the Company has sufficient information, experience and history to support its ability to estimate returns, including future stock rotations.

        For the fiscal year ended June 30, 2002, Artisoft had net sales of $6.1 million, as compared to net sales of $6.3 million in its 2001 fiscal year. The decrease in revenue for fiscal year 2002 is attributable primarily to a decrease of $812,000 in professional service fees from Intel, offset by an increase in net product revenue of $623,000. The decrease was also due in part to the Company's decision to discontinue selling add-on Dialogic hardware and a decrease in distribution channel inventories.

        At June 30, 2003 our total assets were approximately $5 million, at June 30, 2002 our total assets were approximately $8.2 million and at June 30, 2001 our total assets were approximately $9.1 million.

PRODUCTS

        As of June 30, 2003, the Company's products included TeleVantage 5.0, TeleVantage Call Center module, and several add-ons, including TeleVantage Call Center Scoreboard, TeleVantage Call Classifier, TeleVantage Smart Dialer and TeleVantage Persistent Pager.

        In December 2002, Artisoft began shipping TeleVantage 5.0, which, in addition to the features offered in TeleVantage 4.0, dramatically increases the system's scalability to almost double its current capacity and enables voice-over-IP ("VoIP") connectivity to popular digital handsets. This release also greatly lowers the cost of deploying a VoIP solution and provides a multitude of new features that improve the productivity and customer service of small- to medium-size businesses, branch offices and call centers. This release marks the culmination of two collaboration projects between Artisoft and Intel® Corp. First, by supporting the family of industry-standard Intel Dialogic® telecom hardware, TeleVantage 5.0 meets the needs of much larger organizations, while also lowering the costs associated with system implementation. TeleVantage now scales up to 192 incoming trunks and 480 phones per server and supports conference calls of up to 60 parties. Customers will be able to more affordably deploy TeleVantage since fewer server slots are required and the cost of Intel's new VoIP components has been reduced by up to 50%. The second collaboration with Intel provides TeleVantage 5.0 customers with a choice of digital, analog, or IP telephone handsets. By integrating with the Intel NetStructure™; PBX-IP Media Gateway, TeleVantage can now work with popular digital handsets manufactured by Avaya, NEC, Nortel and Siemens. This allows organizations to take advantage of the rich feature set of TeleVantage without discarding the investments they have made in proprietary phones. TeleVantage also directly supports Toshiba digital handsets as well as industry standard ADSI analog and IP handsets.

        This is in addition to the features already provided by TeleVantage, such as desktop call control and management, rules-based call handling, graphical voice mail, comprehensive messaging, automated attendant, Web browser access, and call center features such as queue routing, comprehensive trend reports, real-time statistic tracking, remote IP agent support and agent monitoring, coaching and recording. Industry-standard APIs enable development of customized applications and tight integration with database systems such as customer relationship management applications.

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

MARKETING, SALES AND DISTRIBUTION

        The Company's principal marketing strategy is to create reseller and customer demand for the Company's products and to use distributors to fulfill this demand. The Company's authorized resellers and distributors are selected for their sales ability, technical expertise, reputation and financial resources. The Company sells direct to large enterprise customers which require coordinated sales and support across multiple geographic areas. The Company also sells direct to Toshiba as an OEM. The Company's selling efforts have been assisted by product reviews, awards and recognition earned from technology publications.

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

        Artisoft records Toshiba product revenue when Toshiba has shipped the products to its customers as Artisoft does not have the ability to estimate returns, including stock rotations. For all other product sales, including those to distributors, value-added resellers, revenue is recognized at the time of shipment because the Company has sufficient information, experience and history to support its ability to estimate future stock rotations and all other revenue criteria have been met upon shipment. This is largely because all of the Company's other distributors carry minimal amounts of inventory and most of them are now ordering product on a just in time basis using the company's electronic license distribution system. If the Company introduces more products, timing of sales to end users and returns to the Company of unsold products by distributors may become more difficult to predict and could result in material fluctuations in quarterly operating results.

        Substantially all of the Company's revenue in each fiscal quarter results from orders booked in that quarter. A significant percentage of the Company's bookings and sales to major distributors on a quarterly basis historically has occurred during the last month of the quarter and is usually concentrated in the latter half of that month. The timing of new product announcements and introductions by the Company or significant product returns by major customers to the Company could also result in material fluctuations in quarterly operating results. The timing of orders from large enterprise customers could also result in material fluctuations in quarterly operating results.

        The Company supports its products through non-fee-based phone support provided to TeleVantage resellers and a web site. The resellers attend training sessions provided by the Company prior to being certified as TeleVantage resellers.

        The Company's ability to compete is dependent upon the timely introduction of new products to the marketplace and the timely enhancement of existing products. Product development expenses totaled approximately $3.1 million in the fiscal year 2003, $3.5 million in the fiscal year 2002 and $4.7 million in fiscal year 2001. The Company entered into a non-recurring joint development agreement with Intel in December 1999. The Company's development obligations under this agreement were substantially completed in fiscal year 2001 and the Company's product development efforts have thereafter been focused on its TeleVantage line of products.

        The Company utilizes a sales, marketing and distribution strategy with regard to its TeleVantage product line as follows. The Company employs regional sales managers to recruit and support qualified TeleVantage resellers. TeleVantage software is sold to certain national distributors, principally Paracon (through its subsidiary Scansource, doing business as Catalyst Telecom), Cygcom, and Alliance Systems. These distributors then sell the TeleVantage software and associated Intel hardware to the qualified TeleVantage resellers as warranted by end-user demand. Large enterprise customers that span several geographic territories are handled by the Company's enterprise sales team, which can sell direct or coordinate the services of several TeleVantage resellers.

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

COMPETITION

        The Company's TeleVantage software-based phone system principally competes with proprietary PBXs offered by companies such as Nortel, Siemens and Avaya, proprietary IP-PBX products offered by Cisco and 3Com, proprietary PC-PBX products offered by Altigen, and high end call center software offered by Interactive Intelligence. Many of these companies have substantially greater financial, technological, production, sales and marketing and other recourses, as well as greater name recognition and larger customer bases than does Artisoft. The Company competes with these offerings primarily on the basis of product architecture, price, vendor and product reputation, quality of product and support and effectiveness of sales and marketing efforts. The Company believes that it competes favorably in these areas. Our competitors may be able to respond quickly and effectively than can Artisoft to new or emerging technologies and changes in customer requirements or to devote greater resources than can Artisoft to the development, promotion, sales and support of their products. For example, our competitors could develop products compatible with the Intel SoftSwitch Framework that could displace TeleVantage CTM Suite.

INTERNATIONAL BUSINESS

        The Company markets and sells its products in international as well as domestic markets. International sales accounted for 12% in fiscal year 2003, 8% in fiscal year 2002, and 11% in fiscal year 2001 of the Company's net sales. Less than 1% of the Company's assets were deployed to support the Company's international business at the end of fiscal year 2003 and 2002.

        The Company's major international distribution relationships include the following: Icon PLC (United Kingdom), Midia (Ireland), Commlogik (Latin America), Boport Tele-Communication BV (The Netherlands)and Logic Phone (Spain).

        Sales to non-U.S. customers are made primarily in U.S. dollars. These customers may be affected by fluctuations in exchange rates and government regulations. To date, the Company's operations have not been affected materially by currency fluctuations.

SIGNIFICANT CUSTOMERS

        The Company sells its products through a variety of channels of distribution, including distributors, resellers and OEMs. In fiscal year 2003, Paracon accounted for 42% of total net sales. In fiscal year 2002, Paracon accounted for 32% of total net sales. In fiscal year 2001, Paracon accounted for approximately 21% of net sales, and Intel accounted for 14% of net sales, respectively.

        At June 30, 2003, Paracon accounted for 36% of the Company's outstanding gross trade receivables. At June 30, 2002, Paracon, and Gold Kist, Inc. accounted for 36%, and 17% of the Company's outstanding gross trade receivables, respectively.

        Our relationship with Paracon is through its subsidiary Scansource, which is doing business as Catalyst Telecom.

BACKLOG

        Substantially all of the Company's revenue in each quarter results from orders booked in that quarter. Accordingly, the Company does not believe that its backlog at any particular point is indicative of future sales.

PROPRIETARY RIGHTS AND LICENSES

        The Company has a number of registered trademarks, including "ARTISOFT" and "TELEVANTAGE." These registered trademarks have the effect of helping the Company identify and distinguish the Company's name and its products from others in the marketplace and protecting the Company from unauthorized use of these trademarks. These registered trademarks are of material importance to the Company because they identify the Company's name and its single family of products. Under state common law, the Company's trademarks continue indefinitely. The registered trademark "ARTISOFT" is due for renewal in the United States in November 2012 and the registered trademark "TELEVANTAGE" is due for renewal in the United States in January 2010.

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

        In the course of its product development efforts, the Company periodically identifies certain technologies owned by others that either would be useful to incorporate into its products or are necessary in order to remain competitive in light of industry trends. In these cases, the Company has in the past sought to obtain licenses of such third-party technologies. The Company expects that it will continue to find it desirable or necessary to obtain additional technology licenses from others, but there can be no assurance that any particular license will be available at all, or on acceptable terms, at any future time. The royalties paid on future licensing arrangements may adversely impact the Company's operating results.

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

EMPLOYEES

        As of June 30, 2003, the Company had 72 full-time employees, including approximately 38 in sales, marketing and customer support, 24 in engineering and product development, 1 in operations and 9 in administration. Future success of the Company will depend in large part on its continued ability to retain highly skilled and qualified personnel. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes that its relations with its employees are good.

ITEM 2. PROPERTIES.

        The Company leases property as detailed in the following table.

Location	Approximate Size	Owned or Leased	Expiration Date	Lease Intended Use
Cambridge, Massachusetts	23,013 sq. ft.	Leased	September 2005	Office

        Aggregate annual rental payments for the Company's facilities were approximately $1,225,000 in fiscal year 2003.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On April 22, 2003, Artisoft held a special meeting of stockholders. At the meeting, the votes cast for and against the matter presented to Artisoft's stockholders, as well as the number of abstentions and broker non-votes, were as follows:

  To authorize Artisoft's board of directors, in its discretion, to amend Artisoft's certificate of incorporation to effect a one-for six reverse split of Artisoft's issued shares of common stock without further approval or authorization of Artisoft's stockholders.

For:	2,636,787	Against:	92,117	Abstain:	14,573	Broker Non-Votes:	0

        On September 9, 2003, Artisoft held a special meeting of stockholders. At the meeting, the votes cast for and against the matter presented to Artisoft's stockholders, as well as the number of abstentions and broker non-votes, were as follows:

  To authorize and approve the issuance and sale under the terms of a purchase agreement dated June 27, 2003 of (1) 2,627,002 shares of Artisoft's series C convertible preferred stock, $1.00 par value per share, at a per share price equal to $1.50 and (2) warrants to purchase an aggregate of 2,627,002 shares of Artisoft's common stock, $0.01 par value per share, at an initial exercise price of $1.88.

For:	2,032,687	Against:	101,733	Abstain:	8,822	Broker Non-Votes:	0

EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth information concerning the executive officers of the Company as of September 15, 2003:

Name	Age	Position
Steven G. Manson	44	President and Chief Executive Officer
Christopher H. Brookins	39	Vice President of Development and Chief Technology Officer
Duncan G. Perry	40	Chief Financial Officer

        Steven G. Manson has served as a Director, President and Chief Executive Officer of Artisoft since July 2000. Mr. Manson joined Artisoft in 1996 as Vice President of Product Management—Computer Telephony Division. Subsequently, he was named Vice President and General Manger, and then Senior Vice President and General Manager of the Computer Telephony Products Group. Earlier in his career, Mr. Manson held various senior level marketing positions at Gensym Corporation, Cadre Technologies, Inc. and Prime Computer Inc.

        Christopher H. Brookins joined Artisoft in 1996 as Vice President of Development—Computer Telephony Division, upon the acquisition of Stylus Innovation by Artisoft. In June 1999, Mr. Brookins was named Chief Technology Officer and Vice President of Development of Artisoft. Prior to joining Artisoft, Mr. Brookins served as Vice President of Development at Stylus Innovation from 1993 to 1996. Mr. Brookins also held a senior management position at Easel Corporation from 1989 to 1993.

        Duncan G. Perry joined Artisoft in February 2003 as Chief Financial Officer. Prior to joining Artisoft, from 2000 to 2002, he served as Chief Financial Officer for SupplyWorks, Inc., a software application developer in the supply chain management space. He also held the roles of Chief Financial Officer and Chief Information Officer at Elron Software, an internet security software company, from 1997 to 2000, was Director of Finance and Director of IT for ON Technology Corporation, a network software application provider, from 1994 to 1997, and held numerous financial management positions at IBM. Mr. Perry is a Certified Management Accountant.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The principal market for Artisoft's common stock is the NASDAQ SmallCap Market. Artisoft's common stock is traded on the NASDAQ SmallCap Market under the symbol ASFTC. In April 2003, Artisoft implemented a one-for-six reverse split of its common stock. Unless otherwise noted, data used throughout this Annual Report on Form 10-K is adjusted to reflect that reverse stock split.

        The following table presents the high and low sales prices of Artisoft's common stock for each calendar quarter of the fiscal years ended June 30, 2003 and 2002, as reported by The NASDAQ Stock Market.

	2003		2002
	High	Low	High	Low
First Quarter	$9.06	$3.00	$28.06	$7.50
Second Quarter	3.90	2.04	14.10	8.10
Third Quarter	3.00	1.50	17.40	10.20
Fourth Quarter	2.53	1.60	12.48	6.36

        There were 155 record holders of Artisoft's common stock at June 30, 2003. This number does not include stockholders who hold their shares in "street name" or through broker or nominee accounts.

        Artisoft paid no cash dividends in fiscal year 2003 or 2002. Artisoft currently intends to retain future earnings to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. Artisoft generally requires the consent of a majority of the holders of record of each of its series B preferred stock and series C preferred stock to declare or pay dividends. In addition, if Artisoft were to pay dividends, such dividends would be paid to holders of its series B preferred stock and series C preferred stock, prior to any such distribution to holders of common stock, on a per share basis equal to the number of shares of common stock into which each share of series B preferred stock is then convertible.

        See Item 12 of Part III of this Annual Report on Form 10-K for the information required by Item 201(d) of Regulation S-K.

        Our common stock trades on the NASDAQ SmallCap Market. In order to continue trading on the NASDAQ Small Cap Market, we must satisfy the continued listing requirements for that market. Under the continuing listing requirement applicable to our listing on the NASDAQ SmallCap Market, we are required to maintain a minimum stockholders' equity of $2.5 million. At June 30, 2003, our stockholders' equity was $(319,000). In May 2003, the NASDAQ Listing Qualifications Hearings Department notified us that the listing of our common stock on the NASDAQ SmallCap Market is being maintained via a temporary exception from the $2.5 million minimum stockholders' equity continuing listing requirements. The temporary exception expired on September 24, 2003, and our common stock may be delisted from the NASDAQ SmallCap Market at any time after that date. We are awaiting notification from the Listing Qualifications Panel as to its determination of our qualification for continued listing. Until the Listing Qualifications Panel makes its determination, our NASDAQ symbol will be "ASFTC". If we are determined to have satisfied the requirements for continued listing, our NASDAQ symbol will be restored to "ASFT". If we are determined not to have satisfied the requirements for continued listing, the Listing Qualifications Panel could take any of several actions, including delisting our common stock for the NASDAQ SmallCap Market or imposing additional requirements for the continued listing of our common stock on the NASDAQ SmallCap Market.

        We believe that the additional capital provided by our September 2003 preferred stock and warrant financing discussed in this Form 10-K will enhance our financial condition to enable us to satisfy the $2.5 million minimum stockholders' equity continuing listing requirement. However, the additional capital provided by the financing may not be sufficient for the NASDAQ listing qualifications hearings panel to believe we will be able to sustain compliance with the minimum stockholders' equity continuing listing requirement over the long term. Therefore, the NASDAQ listing qualifications hearings panel may determine to delist our common stock from the NASDAQ SmallCap Market for failure to meet the minimum stockholders' equity continuing listing requirement. Moreover, the NASDAQ listing qualifications hearings panel reserves the right to delist our common stock for failure to demonstrate compliance with the other requirements for continuing listing on the NASDAQ SmallCap Market. If at some future date our common stock ceases to be listed on the NASDAQ SmallCap Market, its listing may be transferred to the over-the-counter electronic bulletin board or the Pink Sheets.

ITEM 6. SELECTED FINANCIAL DATA.

        The selected consolidated financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included in this Annual Report on Form 10-K.

        The selected consolidated financial data set forth below as of June 30, 2003 and 2002 and for the years ended June 30, 2003, 2002 and 2001 are derived from the audited consolidated financial statements of Artisoft included in this Annual Report on Form 10-K. All other selected consolidated financial data set forth below is derived from audited financial statements of Artisoft not included in this Annual Report on Form 10-K. Artisoft's historical results are not necessarily indicative of its results of operations to be expected in the future.

SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except per share data)

	Years Ended June 30,
	2003	2002	2001	2000	1999
Statement of Operations Data
Net revenue:
Product	$6,606	$6,050	$5,427	$13,363	$7,144
Service	—	20	832	1,995	—
Total net revenue	$6,606	6,070	6,259	15,358	7,144
Loss from operations	$(7,090)	(8,605)	(14,491)	(4,221)	(6,835)
Net loss from continuing operations	$(7,029)	(8,417)	(13,961)	(3,306)	(6,011)
Net loss	$(7,029)	(8,417)	(13,961)	(2,527)	(1,762)
Dividend to Series B Preferred stockholders	$(2,006)	(2,766)	—	—	—
Loss applicable to common stockholders	$(9,035)	(11,183)	(13,961)	(2,527)	(1,762)
Net loss per common share from continuing operations-basic and diluted	$(3.13)	$(4.26)	$(5.41)	$(1.31)	$(2.45)
Net loss per common share-basic and diluted	$(3.13)	$(4.26)	$(5.41)	$(1.00)	$(.72)
Weighted average common shares outstanding	2,889	2,627	2,579	2,529	2,453
	As of June 30,
	2003	2002	2001	2000	1999
Balance Sheet Data
Working Capital (deficit)	$(1,048)	$3,498	$4,074	$7,272	$15,870
Total assets	$4,994	8,221	9,065	21,494	20,751
Total liabilities	$5,313	3,668	3,416	3,169	2,177
Shareholders' equity (deficit)	$(319)	4,553	5,649	18,325	18,574

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        You should read the following discussion together with the consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This Item, including, without limitation, the information set forth under the heading "Future Results," contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 that involve risks and uncertainties. Actual results may differ materially from those included in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth under "Risk Factors" commencing on page 23, as well as those otherwise discussed in this section and elsewhere in this Annual Report on Form 10-K. See "Forward-Looking Statements."

OVERVIEW

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

        In September 2002, the Company recorded an accrual of $700,000 related to potential tax exposure associated with a technical compliance issue involving its employee stock option plan and past incentive stock options exercised under the plan. In March 2003 the Company reduced the accrual downward by $322,000 to reflect a reduction in our estimate that the potential tax exposure which now does not exceed $378,000. The Company continues to evaluate the facts and circumstances surrounding this technical compliance issue and the ultimate resolution of this issue could differ materially from the amount of the established accrual.

        For the fiscal year ended June 30, 2003, Artisoft had total net revenue of $6.6 million compared to total net revenue in fiscal year 2002 of $6.1 million. The increase in revenue for fiscal 2003 is attributable primarily to an increase of TeleVantage net product revenue of $556,000 offset partially by a decrease in net service revenue of $20,000 due primarily to our completion in early fiscal 2002 of a product development agreement with Intel from which we derived substantially all of our net service revenue in 2002.

        For the fiscal year ended June 30, 2002, Artisoft had total net revenue of $6.1 million compared to total net revenue in fiscal year 2001 of $6.3 million. The decline in revenue for fiscal 2002 is attributable primarily to a reduction in net service revenue of $812,000. This reduction is partially offset by an increase in net product revenue of $623,000. The decrease in net service revenue in fiscal 2002 was the result of our completion of the aforementioned product development agreement with Intel.

        Net product revenue from TeleVantage increased to $6.1 million in fiscal 2002 from $5.4 million in fiscal 2001. In addition, for the fiscal year ended June 30, 2001 there was approximately $400,000 of net product revenue relating primarily to discontinued sales of the company's Visual Voice Product Line. There was no corresponding amount in fiscal year 2002.

CRITICAL ACCOUNTING POLICIES

        We have identified the policies below as critical to the understanding of our results of operations. Note that our preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

        Critical accounting polices are those policies that are reflective of significant judgments and uncertainties and potentially result in materially different results under different assumptions and conditions. We believe our most critical accounting policies are as follows:

  Revenue Recognition.

        The Company follows the provisions of the statement of position "SOP" 97-2, SOFTWARE REVENUE RECOGNITION as amended by SOP 98-9, Modification of SOP 97-2 Software Revenue Recognition, with Respect to Certain Transactions. Generally, the Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectability is reasonably assured. The Company reduces revenue for estimated customer returns, rotations and sales rebates when such amounts can be estimated. When these amounts cannot be estimated the Company defers revenue until the product is sold to the end-user. As part of its product sales price, the Company provides phone support, which is generally utilized by the customer shortly after the sale. The cost of the phone support is not significant but is accrued in the financial statements. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue.

        Products-Software, Not-For-Resale Kits (NFRs) and Hardware.    Revenue from delivered elements of one-time charge licensed software is recognized at the inception of the license term, provided the Company has vendor-specific objective evidence of the fair value of each undelivered element. Revenue is deferred for the fair value of the undelivered elements based upon the price of these elements when sold separately. Revenue is also deferred for the entire arrangement if vendor-specific objective evidence does not exist for each undelivered contract element. Examples of undelivered elements in which the timing of delivery is uncertain include contractual elements that give customers rights to any future upgrades at no additional charge or future maintenance that is provided within the overall price. The revenue that is deferred for any contract element is recognized when all of the revenue recognition criteria have been met for that element. Revenue for annual software subscriptions is recognized ratably over the length of the software subscription.

        In January 2000, the Company executed a strategic alliance agreement with Toshiba intended to allow the Company and Toshiba to deliver an integrated communications server and software-PBX solution for small and midsize businesses. TeleVantage 4.0 represented the results of a 1 1/2 year joint-engineering project with Toshiba to integrate TeleVantage with Toshiba digital handsets. Through an Original Equipment Manufacturer ("OEM") arrangement with Artisoft, Toshiba is marketing TeleVantage under the Strata CS brand, which is being distributed and supported through Toshiba's established dealer channel. Under the terms of the agreement, Toshiba has purchased licenses of TeleVantage for customized versions of the software product to be integrated with its digital handsets and communications server product offerings. The Company defers revenue on shipments to Toshiba until the product is resold by Toshiba to its customers. The deferral of revenue is due to Artisoft's inability to reasonably estimate potential future stock rotations resulting from future product releases and their effect on future revenue. For all other product sales, revenue is recognized at the time of shipment because the Company has sufficient information, experience and history to support its ability to estimate future stock rotations.

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

RESULTS OF OPERATIONS

NET REVENUE

        Product Revenue.    Net product revenue increased 9% to $6.6 million for fiscal year 2003 from $6.1 million for fiscal year 2002. Net product revenue increased 11% to $6.1 million for fiscal year 2002 from $5.4 million for fiscal 2001. The increases in net product revenue for the fiscal years 2003 and 2002 were due primarily to increases in TeleVantage revenue. In addition, for the fiscal year ended June 30, 2001 there was approximately $400,000 of net product revenue relating primarily to discontinued sales of the Company's Visual Voice Product Line. There was no corresponding amount in fiscal year 2002.

        Services Revenue.    Net service revenue was $20,000 in fiscal year 2002 compared with $832,000 in fiscal year 2001. There was no service revenue in fiscal year 2003 because the Company completed the development phase of its agreement with Intel at the end of September 2001. No additional service revenue is anticipated under this agreement.

        The Company distributes its products internationally. International product revenue was 12%, 8% and 11% of total net revenue for fiscal years 2003, 2002 and 2001 respectively. International revenue increased 52% to $762,000 in fiscal year 2003 from $500,000 in fiscal year 2002. International revenue decreased 30% to $500,000 in fiscal year 2002 from $700,000 in fiscal year 2001. The increase in international revenue in fiscal 2003 was due primarily to increased sales of TeleVantage products in our existing international markets. The decrease in international revenue in fiscal 2002 was due primarily to declining sales of TeleVantage products, which were consistent with overall market trends in our international markets. We expect international revenue to continue to increase as the Company continues to focus on and strengthen its distribution efforts in international geographic regions and the global telecommunications industry experiences an increase in capital spending.

GROSS PROFIT

        Product.    The Company's gross profit from net product revenue was $6.4 million, $5.2 million and $3.9 million in fiscal year 2003, 2002 and 2001, respectively, or 96%, 86% and 71% of net product revenue, respectively. The increase in gross profit percentage and aggregate dollars from net product revenue for fiscal year 2003 as compared to fiscal year 2002 and for fiscal year 2002 as compared to fiscal year 2001 was primarily due to an increase in higher margin TeleVantage sales coupled with a decrease in the percentage of revenue derived from lower margin Intel Dialogic add-on hardware. Gross profit may fluctuate on a quarterly and yearly basis because of product mix, pricing actions and changes in sales and inventory allowances.

SALES AND MARKETING

        Sales and marketing expenses were $5.5 million, $5.9 million and $8.9 million for fiscal year 2003, 2002 and 2001, respectively, representing 84%, 97% and 142% of total net revenue, respectively. The decrease in sales and marketing expenses in aggregate dollars for fiscal year 2003 compared to fiscal year 2002 was due primarily to a reduction in marketing program expense. This reduction coupled with an increase in net revenue contributed to the reduction in sales and marketing expense as a percentage of total net revenue for fiscal year 2003 compared to fiscal year 2002. The decrease in sales and marketing expenses in aggregate dollars and as a percentage of total net revenue for fiscal year 2002 compared to fiscal year 2001 was due primarily to a reduction in marketing and sales personnel costs as a result of workforce reductions implemented in April 2001 and September 2001 and a reduction in marketing program expense.

PRODUCT DEVELOPMENT

        Product development expenses were $3.1 million $3.5 million and $4.7 million for fiscal year 2003, 2002 and 2001, respectively, representing 47%, 57% and 75% of total net revenue, respectively. For the fiscal year ended June 30, 2001 approximately $700,000 of development effort related to service revenue and was classified to cost of sales. These costs were associated with the Intel development project, which was completed in the quarter ended September 30, 2001. The Company reduced its development personnel headcount in September 2001 primarily as a result of the completion of the Intel development contract and the release of TeleVantage 4.0. The decrease in the ratio of development expense to total net revenue for fiscal year 2003 compared to fiscal year 2002 was due primarily to the aforementioned headcount reduction as well as an increase in total net revenue.

        The Company believes that continued development and introduction of new versions of TeleVantage to the market in a timely manner is critical to its future success.

GENERAL AND ADMINISTRATIVE

        General and administrative expenses were $4.8 million, $4.4 million and $4.9 million for fiscal 2003, 2002 and 2001, respectively, representing 73%, 73% and 79% of total net revenue, respectively. The increase in general and administrative expenses in aggregate dollars in fiscal year 2003 as compared to fiscal year 2002 was primarily the result of $700,000 incurred for restructuring charges related to executive severance compensation, and professional services costs relating to activity associated with recent registration statements and the Company's NASDAQ listing. Also, a $378,000 net reserve was established during fiscal year 2003 for a tax contingency in connection with the company's stock option plan. These costs were partially offset by a reduction in the workforce in September 2001. Also, contributing was a reduction in occupancy costs and a reduction in other once off tax liabilities. The decrease in general and administrative expenses in aggregate dollars in fiscal 2002 as compared to fiscal 2001 was primarily the result of reduced headcount for administrative personnel and other expense reductions.

OTHER INCOME (EXPENSE)

        Other income (expense), net was $61,000, $188,000 and $500,000 for fiscal year 2003, 2002 and 2001, respectively. The decrease in other income between fiscal years 2002 and 2001 and fiscal years 2001 and 2000 was the result of decreasing interest rates combined with lower average cash and invested balances.

INCOME TAX EXPENSE

        The effective tax rates for the Company were 0% for fiscal years 2003, 2002 and 2001. No income tax benefit was recognized for fiscal years 2003, 2002 or 2001, as the Company has utilized federal net operating loss carryback potential.

FUTURE RESULTS

        The Company intends to continue investing in the sales, marketing and development of its software-based phone system, TeleVantage. The Company expects operating expenditures for fiscal year 2004 to be at or slightly above the levels in fiscal year 2003. The Company believes that future TeleVantage revenues will increase and thereby reduce future operating losses. However, the rate at which these revenues may increase will be highly dependent on the overall telecom industry capital spending environment, the rate of market acceptance of TeleVantage and the success of the Company's strategic relationships including Toshiba and Intel. See "Risk Factors" below.

        Specifically, through an OEM development arrangement with Artisoft, Toshiba is marketing TeleVantage 5.0 under the Strata CS brand, which is being distributed and supported through Toshiba's established dealer channel. Under the terms of the agreement, Toshiba purchases licenses of customized versions of the TeleVantage software product to be integrated with its digital handsets and communications server product offerings. Any significant delay, cancellation, or termination of this arrangement with Toshiba will have a material adverse effect on the Company's future results of operations. However, any such events will be mitigated to the extent of the minimum revenue guarantees provided to us by Toshiba for a total remaining amount of $625,0000 expected to be paid through December 31, 2003. The agreement expires in December 2003.

LIQUIDITY AND CAPITAL RESOURCES

        The Company had cash and cash equivalents of $3.0 million at June 30, 2003 compared to $6.0 million at June 30, 2002. Working capital, representing the difference between current assets and current liabilities was ($1.0) million at June 30, 2003 compared to $3.5 million at June 30, 2002, a decrease of approximately $4.5 million. The decrease in working capital reflects mainly an increase in accrued liabilities of $600,000 and an increase of approximately $1.0 million in deferred revenue and a reduction in cash and cash equivalents of $3.0 million.

        The Company used cash of $4.6 million to fund operating activities during the fiscal year ended June 30, 2003. The cash used in operating activities was principally the result of $7.0 million in net loss offset by depreciation and amortization of $713,000, amortization of deferred Toshiba equity costs of $248,000 and a net decrease in non-cash working capital items of $1.5 million.

        The Company leases office, product packaging, storage space and equipment under noncancelable operating lease agreements expiring through 2005.

        The approximate minimum rental commitments under noncancelable operating leases that have remaining noncancelable lease terms in excess of one year at June 30, 2003 were as follows:

Year Ending June 30	Future Minimum Lease Payments (in Thousands)
2004	$1,151
2005	1,151
2006	236

Total	$2,538

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

        September 2003 Financing.    In September 2003, Artisoft issued and sold an aggregate of 2,627,002 shares of its series C convertible preferred stock to investors in a private placement at a per share price equal to $1.50. The investors also received warrants to purchase up to 2,627,002 shares of Artisoft's common stock at a per share exercise price equal to $1.88. Net proceeds from the financing were $3.5 million.

        The shares of series C preferred stock are initially convertible into a like number of shares of common stock, subject to adjustment. Each share of series C preferred stock generally receives .8152 of a vote, subject to adjustment, when voting on matters presented for the approval of Artisoft's stockholders. The holders of the series C preferred stock, as a class, are also entitled to elect a director of the Company. In September 2003, the holders of our series C preferred stock exercised this right to elect Steven C. Zahnow as an Artisoft director.

        If we liquidate, dissolve or wind up, then the holders of series C preferred stock will be entitled, before any distributions are made to the holders of common stock, to an amount equal to $1.50 per share, subject to adjustment. For purposes of this liquidation preference, the series C preferred stock will rank on a parity with the series B preferred stock, which carries a similar liquidation preference in the amount of $2.50 per share. An acquisition of Artisoft by merger, consolidation or sale of substantially all assets will generally be treated as a liquidation, unless the liquidation preference is waived by the holders of a majority of the series C preferred stock then outstanding.

        The holders of the series C preferred stock are entitled to receive dividends only when and if declared by the board of directors of the Company. Any such dividends would be paid to the holders of the series C preferred stock and series B preferred stock prior to any distribution to holders of common stock, on a per share basis equal to the number of shares of common stock into which each share of preferred stock is then convertible.

        The warrants will expire on June 27, 2010. The expiration date, the per share exercise price and the number of shares issuable upon exercise of the warrants are subject to adjustment in certain events.

        September 2002 Financing.    In September 2002 Artisoft issued and sold an aggregate of 317,466 shares of its common stock to investors in a private placement at a per share price equal to $6.30. Gross proceeds from the financing were $2.0 million.

        The shares of common stock issued in the September 2002 financing are subject to a purchase price adjustment. With limited exceptions, if Artisoft issues or sells securities at a common stock equivalent per share price lower than $6.30, the per share purchase price of the shares of common stock issued and sold in September 2002 will be deemed to be reduced to that lower price and Artisoft will be obligated to issue additional shares of common stock to the investors. Artisoft will issue additional shares of common stock in an amount equal to 1) $2,000,040 divided by the price (adjusted, as appropriate, to account for stock splits, stock dividends and similar events) at which the additional shares were sold minus (2) the total number of shares of common stock originally purchased by the investors and subsequently acquired by the investors pursuant to any previous price adjustments. As a result of Artisoft's September 2003 financing on these purchase price adjustment terms, Artisoft issued an additional 660,327 shares of common stock to the investors in its September 2002 financing in September 2003.

        The investors in the September 2002 financing have the right to designate one person for election to our board of directors, and we will be required to use our best efforts to cause that person to be elected to the board of directors. The investors have not yet exercised this right.

        2001 Financing.    In August and November 2001, Artisoft issued and sold an aggregate of 2,800,000 shares of its series B convertible preferred stock to investors in a private placement at a per share price equal to $2.50. The investors also received warrants to purchase up to 466,666 shares of Artisoft's common stock at an initial per share exercise price equal to $22.50. Gross proceeds from the financing were $7.0 million.

        Each share of series B preferred stock was initially convertible into one-sixth of a share of common stock, subject to adjustment. Following the September 2003 financing, each share of series B preferred stock is now convertible into approximately 1.22 shares of common stock. Consequently, the 2,800,000 outstanding shares of series B preferred stock are currently convertible into approximately 3,416,000 shares of common stock. Under certain circumstances, Artisoft has the right to effect the automatic conversion of the series B preferred stock to common stock in the event the closing per share bid price of the common stock exceeds $30.00 for 30 consecutive trading days.

        Each share of series B preferred stock generally votes on a basis equal to the number of shares of common stock into which it may be converted, when voting on matters presented for the approval of Artisoft's stockholders. However, the holders of the series B preferred stock have all agreed that they will vote only a total of 1,906,800 shares of series B preferred stock on any matter at any meeting of our stockholders on which the holders of the series B preferred stock vote together with the holders of common stock as a single class.

        The holders of the series B preferred stock, as a class, are also entitled to elect two directors of the Company. In August 2002, the holders of our series B preferred stock exercised this right, in part, to elect Robert J. Majteles as an Artisoft director. The holders of our series B preferred stock have not yet exercised their right, as a class, to elect an additional director.

        If we liquidate, dissolve or wind up, then the holders of series B preferred stock will be entitled, before any distributions are made to the holders of common stock, to an amount equal to $2.50 per share, subject to adjustment. For purposes of this liquidation preference, the series B preferred stock will rank on a parity with the series C preferred stock, which carries a similar liquidation preference in the amount of $1.50 per share. An acquisition of Artisoft by merger, consolidation or sale of substantially all assets will generally be treated as a liquidation, unless the liquidation preference is waived by the holders of a majority of the series B preferred stock then outstanding.

        The holders of the series B preferred stock are entitled to receive dividends only when and if declared by the board of directors of the Company. Any such dividends would be paid to the holders of the series B preferred stock and series C preferred stock prior to any distribution to holders of common stock, on a per share basis equal to the number of shares of common stock into which each share of preferred stock is then convertible.

        The warrants will expire on September 30, 2006. The expiration date, the per share exercise price and the number of shares issuable upon exercise of the warrants are subject to adjustment in certain events. Following the September 2003 financing, the per share exercise price of the warrants is $1.50. The warrants have a call provision that provides that if the closing per share bid price of the common stock exceeds $45.00 for 30 consecutive trading days and certain other conditions are met, Artisoft has the right to require the warrant holders to exercise their warrants for common stock.

        The investors in each of the September 2003, September 2002 and 2001 financings have the right to participate in future nonpublic capital raising transactions by Artisoft. This right, as held by the investors in the September 2002 financing, is not exercisable unless and until the expiration in full of the similar rights of the investors in the September 2003 and 2001 financings.

        We are required to register for resale by the investors in each of our September 2003, September 2002 and 2001 financings the shares of common stock issued in those financings or issuable upon the conversion or exercise, as the case may be, of the preferred stock and warrants issued in those financings under the Securities Act of 1933. These registrations include shares of common stock we may issue or which may be issued as a result of the purchase price adjustment terms of our September 2002 financing or antidilution protection terms of our series B and series C preferred stock. We are subject to cash penalties if we do not file the registration statements with respect to these registrations, and if those registration statements are not declared effective by the SEC, within the prescribed time periods set forth in the applicable registration rights agreements. We have presently registered for resale only an aggregate of 1,555,555 shares of common stock issuable upon conversion of our series B preferred stock and exercise of our 2001 warrants. We have pending a registration statement with respect to 317,477 shares of common stock issued in our September 2002 financing and an additional 644,444 shares of common stock issuable upon conversion of our series B preferred stock as a result of that financing. This registration statement is not yet effective. The registration rights agreement governing this registration provides that we pay the investors in our September 2002 financing an amount equal to approximately $30,000 for any month, or pro rata for any portion of any month, following January 25, 2003 during which the registration statement is not effective. We expect to file another registration statement registering the 2,627,002 shares of common stock issuable upon the exercise of our series C preferred stock, the 2,627,002 shares of common stock issuable upon the exercise of our 2003 warrants, an additional 660,328 shares of common stock we issued pursuant to the purchase price adjustment terms of our September 2002 financing as a result of out September 2003 financing and an additional 2,311,100 shares of common stock issuable upon the exercise of our series B preferred stock due to the antidilutive effects of our September 2003 financing. At June 30, 2003 we have accrued $231,000 for penalties estimated to be paid.

        The fair market value of the warrants issued on August 8, 2001, as calculated using a Black Scholes pricing model, was approximately $3.7 million and was recorded as a credit to additional paid-in capital. The value of the beneficial conversion feature embedded in the outstanding shares of Series B Preferred issued on August 8, 2001 was approximately $2.4 million and was recorded as an immediate non-cash dividend to the Series B Preferred stockholders with a corresponding credit to additional paid-in-capital. This dividend, which represents a purchase discount to the Series B Preferred stockholders for shares that may be converted into common shares, was included in the computation of the loss available to common stockholders and in the loss per share for the fiscal year ended June 30, 2002.

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

        The fair market value of the warrants issued on September 10, 2003, as calculated using the Black Scholes pricing model was estimated at $7.8 million. The proceeds allocated to the warrants of $1.7 million will be recorded as a credit to shareholders equity. The value of the beneficial conversion feature embedded in the shares of Series C preferred issued on September 10, 2003 based upon the proceeds allocated to the Series C Preferred stock is approximately $2 million and will be recorded as an immediate non-cash dividend to the Series C Preferred stockholders in the first quarter of fiscal 2004, and will be included in the computation of the loss available to common stockholders and in the loss per share in the fiscal first quarter of fiscal year ended June 30, 2004, as well as the cumulative periods results for the second, third and fourth quarters of fiscal 2004. The excess of the aggregate fair value of the beneficial conversion feature over the proceeds allocated amounted to $4.2 million and this excess will not be reflected in the results of operations or financial position of the Company at June 30, 2003.

        The closing of the issuance and sale of shares of common stock in the September 2002 financing resulted in anti-dilution adjustments to the Series B preferred stock and the warrants issued in Artisoft's 2001 financing. As a result of these anti-dilution adjustments, each share of Series B preferred stock is convertible into approximately 2.38 shares of common stock. Prior to the issuance and sale of shares of common stock under this agreement each share of series B preferred stock was convertible into one share of common stock. In addition, the per share exercise price of each warrant has been reduced from $3.75 to $1.05. These adjustments resulted in a significant increase in potential common shares outstanding and a significant non-cash dividend to the Series B preferred shareholders and therefore resulted in an approximately $2 million increase in our loss per share available to common shareholders in the first quarter and fiscal year ended 2003 as well as the cumulative periods results for the second, third and fourth quarters of fiscal 2003.

        The effects of the September 2003 financing on the purchase price adjustment terms of our September 2002 financing and on the antidilution protection provisions of our series B preferred stock also will result in an additional significant increase in potential common shares outstanding and a significant non cash dividend to the Series B preferred shareholders and therefore will result in an estimated $1.1 million increase in our loss per share available to common shareholders in the first quarter of fiscal year ended 2004 as well as the cumulative periods results for the second, third and fourth quarters of fiscal 2004. The excess of the adjusted aggregate fair value of the beneficial conversion feature over the proceeds allocated to the preferred shares amounted to $6.8 million and this excess will not be reflected in the results of operations or financial position of the Company at June 30, 2003.

        The Company anticipates that based on its anticipated pipeline and forecasts from strategic partners that existing cash balances at June 30, 2003 combined with net proceeds of $3.5 million received by the Company in the September 2003 financing will be adequate to meet the Company's current and expected cash requirements for the next year. However, a change in circumstance, such as a reduction in the demand for our products, could necessitate that the Company seek additional debt or equity capital. See "Risk Factors" below. In addition, the Company may also from time to time seek debt or equity financing for various business reasons. In the event the Company seeks and successfully receives additional equity capital, such additional financing may result in significant shareholder dilution. There can be no assurance that any such additional financing will be available when needed or on acceptable terms to allow the Company to successfully achieve its operating plan or fund future investment in its TeleVantage product line.

        Our common stock is listed on the NASDAQ SmallCap Market. Under the continuing listing requirement applicable to our listing on the NASDAQ SmallCap Market, we are required to maintain a minimum stockholders' equity of $2.5 million. At June 30, 2003, our stockholders' equity was $(319,000). In May 2003, the NASDAQ Listing Qualifications Hearings Department notified us that the listing of our common stock on the NASDAQ SmallCap Market is being maintained via a temporary exception from the $2.5 million minimum stockholders' equity continuing listing requirements. The temporary exception expires on September 24, 2003, and our common stock may be delisted from the NASDAQ SmallCap Market at any time after that date. For the duration of the exception, our NASDAQ symbol will be "ASFTC." If we satisfy the terms of our temporary exception, our NASDAQ symbol will be restored to "ASFT."

        We believe that the additional capital provided by our September 2003 preferred stock and warrant financing will enhance our financial condition to enable us to satisfy the $2.5 million minimum stockholders' equity continuing listing requirement. However, the additional capital provided by the financing may not be sufficient for the NASDAQ listing qualifications hearings panel to believe we will be able to sustain compliance with the minimum stockholders' equity continuing listing requirement over the long term. Therefore, the NASDAQ listing qualifications hearings panel may determine to delist our common stock from the NASDAQ SmallCap Market for failure to meet the minimum stockholders' equity continuing listing requirement. Moreover, the NASDAQ listing qualifications hearings panel reserves the right to delist our common stock for failure to demonstrate compliance with the other requirements for continuing listing on the NASDAQ SmallCap Market. If at some future date our common stock ceases to be listed on the NASDAQ SmallCap Market, its listing may be transferred to the over-the-counter electronic bulletin board or the Pink Sheets.

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

        In August 2001, FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS 144 retains many of the fundamental provisions of that Statement. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principle Board Opinion 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"), for the disposal of a segment of a business. However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company adopted this standard effective July 1, 2002. Adoption of the standard did not have a material effect on the financial position or results of operation of the Company.

        On July 30, 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement No. 146 is based on the fundamental principle that a liability for a cost associated with an exit or disposal activity should be recorded when it (1) is incurred, that is, when it meets the definition of a liability in FASB Concepts Statement No. 6, "Elements of Financial Statements," and (2) can be measured at fair value. The principal reason for issuing Statement 146 is the FASB's belief that some liabilities for costs associated with exit or disposal activities that entities record under current accounting pronouncements, in particular Issue 94-3, do not meet the definition of a liability. Statement 146 nullifies Issue 94-3; thus, it will have a significant effect on practice because commitment to an exit or disposal plan no longer will be a sufficient basis for recording a liability for costs related to those activities. Statement No. 146 is effective for exit and disposal activities initiated after December 31, 2002. An entity would continue to apply the provisions of Issue 94-3 to an exit activity that it initiated under an exit plan that met the criteria of Issue 94-3 before the entity initially applied Statement 146. The Company is currently examining the effect of this pronouncement on the results of operations and financial position of the Company, but currently believes the effect will not be material.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS 148"). SFAS 148 amends FASB Statement No. 123 ("SFAS 123") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures of both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. As the Company did not make a voluntary change to the fair value based method of accounting for stock-based compensation in 2002, the adoption of SFAS No. 148 did not have a material impact on the Company's financial position and results of operations. The Company has adopted the interim disclosure provisions for the period ending March 31, 2003. The Company provides the disclosures required by SFAS 123 and SFAS 148 in Note 1 to our consolidated financial statements included in this Annual report on Form 10-K.

        In November 2002, the FASB issued FIN No. 45 Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of SFAS No.'s 5, 57, and 107 and rescission of FASB Interpretation No. 34. The Interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Interpretation also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective during the first quarter of 2003 for all guarantees outstanding, regardless of when they were issued or modified. The adoption of FIN No. 45 did not have a material effect on our consolidated financial statements. The following is a summary of our agreements that we have determined are within the scope of FIN No. 45.

        We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any patent or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2003.

        We warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer for 90 days. Additionally, we warrant that our maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, we have never incurred any significant expenses under our product or service warranties. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2003.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51. Interpretation No. 46 clarifies Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements, related to whether companies should consolidate certain entities, called variable interest entities. Interpretation No. 46 is effective immediately for variable interest entities created after January 31, 2003 and for interim periods beginning after June 15, 2003 for which a variable interest was in place prior to February 1, 2003. The adoption of this Interpretation did not have a material impact on our financial condition or results of operations.

        In May 2003, the FASB issued SFAS 150, "Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity" which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount at inception, variations in something other than the fair value of the issuer's equity shares or variations inversely related to changes in the fair value of the issuer's equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material impact on our financial position or results of operations.

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

        We had operating losses for the fiscal year ended June 30, 2003 and in each of the last nine fiscal years. We also had negative cash flow from operating activities in four out of the last eight fiscal years. If our revenues do not increase significantly we may never achieve profitability, on a sustained basis or at all, or generate positive cash flow in the future. In that case our business will fail. We expect to incur significant future operating losses and negative cash flows.

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

  •
  the extent and timing of sales to significant customers, particularly Toshiba;

  •
  our ability to develop, introduce and market enhancements to our TeleVantage family of products;

  •
  changes in pricing policies or price reductions by us or our competitors;

  •
  variations in sales by our value-added resellers and distributors; and

  •
  variations in product returns.

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

        If distributors, resellers and original equipment manufacturers in the software industry choose not to focus their marketing efforts on software-based phone systems or on products competitive with TeleVantage, our sales efforts will be materially adversely affected. In the fiscal year 2003, our distributor, Paracon, accounted for 42% of our total net sales. In fiscal year 2002, Paracon accounted for 32% of our total net sales. In fiscal year 2001, Paracon accounted for approximately 21% of our total net sales, our original equipment manufacturer, Intel, accounted for 14% of our total net sales No additional services revenue is anticipated under our joint development agreement with Intel. We depend upon the availability of distribution outlets similar to these relationships to market TeleVantage. In addition, our operating results would be adversely affected if one of our major distributors, resellers or original equipment manufacturers fails to pay us for the products they purchase from us. At June 30, 2003, Paracon represented approximately 36% of our outstanding trade receivables. At June 30, 2002, Paracon represented approximately 36% of our outstanding trade receivables. Our relationship with Paracon is through its subsidiary Scansource, which is doing business as Catalyst Telecom.

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

        Under the continuing listing requirement applicable to our listing on the NASDAQ SmallCap Market, we are required to maintain a minimum stockholders' equity of $2.5 million. At March 31, 2003, our stockholders' equity was $1.3 million. In May 2003, the NASDAQ Listing Qualifications Hearings Department notified us that the listing of our common stock on the NASDAQ SmallCap Market is being maintained via a temporary exception from the $2.5 million minimum stockholders' equity continuing listing requirement. The temporary exception expired on September 24, 2003, and our common stock may be delisted from the NASDAQ SmallCap Market at any time after that date. We are awaiting notification from the Listing Qualifications Panel as to its determination of our qualification for continued listing. Until the Listing Qualifications Panel makes its determination, our NASDAQ symbol will be "ASFTC". If we are determined to have satisfied the requirements for continued listing, our NASDAQ symbol will be restored to "ASFT". If we are determined not to have satisfied the requirements for continued listing, the Listing Qualifications Panel could take any of several actions, including delisting our common stock for the NASDAQ SmallCap Market or imposing additional requirements for the continued listing of our common stock on the NASDAQ SmallCap Market.

        We believe that the additional capital provided by our issuance and sale of series C convertible preferred stock pursuant to the June 2003 financing agreement has enhanced our financial condition to enable us to satisfy the $2.5 million minimum stockholders' equity continuing listing requirement. However, the additional capital provided by the financing may not be sufficient for the NASDAQ listing qualifications hearings panel to believe we will be able to sustain compliance with the minimum stockholders' equity continuing listing requirement over the long term. Therefore, the NASDAQ listing qualifications hearings panel may determine to delist our common stock from the NASDAQ SmallCap

Market for failure to meet the minimum stockholders' equity continuing listing requirement, even if we are able to complete this financing prior to the September 24, 2003 expiration date for our temporary exception from that requirement. Moreover, the NASDAQ listing qualifications hearings panel reserves the right to delist our common stock for failure to demonstrate compliance with the other requirements for continuing listing on the NASDAQ SmallCap Market.

We may need to procure additional third party financing, but financing may not be available when needed or upon terms acceptable to us.

        In order to obtain the funds to continue our operations and meet our working capital requirements, we will require additional equity financing or debt financing. The proceeds from our series C preferred stock financing, completed in September 2003 may not be sufficient to meet our business needs. Any additional financing may not be available to us on terms acceptable to us or at all.

The issuance and sale of our securities could have the effect of substantially diluting the interests of our current stockholders.

        If we issue securities of Artisoft, our current stockholders may experience substantial dilution of their ownership in Artisoft. The holders of our series B preferred stock, the holders of common stock issued pursuant to our September 2002 financing and the holders of our series C preferred stock have price-related antidilution protection in the event of future issuances of securities by us. These provisions could substantially dilute your interest in Artisoft in the event of a future financing transaction. In addition, those same investors all have the right to participate in future capital raising transactions by Artisoft. The existence of this right may substantially reduce Artisoft's ability to establish terms with respect to, or enter into, any financing with parties other than the investors. The terms of any additional financing we may enter into may impose substantial constraint on our ability to operate our business as we deem appropriate.

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

        We compete with other phone system companies, many of which have substantially greater financial, technological, production, sales and marketing and other resources, as well as greater name recognition and larger customer bases, than does Artisoft. Given the greater financial resources of many of our competitors, our products may not be successful or even accepted. The computer telephony industry is highly competitive and is characterized by rapidly evolving industry standards. We believe that the principal competitive factors affecting the markets we serve include:

  •
  product architecture, functionality and features;

  •
  price;

  •
  vendor and product reputation;

  •
  quality of product and support; and

  •
  effectiveness of sales and marketing efforts.

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

        Our sole product line, TeleVantage, competes in the newly emerging software-based phone system market, as well as existing traditional, proprietary hardware solutions offered by companies such as Avaya Communications, Nortel Networks Corporation and Siemens Corporation. We do not know if markets will migrate toward software-based phone system solutions. If software-based phone systems do not achieve widespread acceptance or widespread acceptance is delayed, sales of TeleVantage will not increase and may decline. We may then be unable to continue our operations.

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

        Based upon their substantial stock ownership and their director rights, Austin W. Marxe and David M. Greenhouse may be able to exert substantial influence over matters submitted to our stockholders for approval and our management and affairs, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. As of July 31, 2003 and allowing for the antidilutive effects of our September 2003 series C preferred stock financing, Austin W. Marxe and David M. Greenhouse beneficially owned approximately 65% of our common stock. In addition, Austin W. Marxe and David M. Greenhouse, through their affiliates, have the right to elect two directors and the right to designate an additional director. Effective as of August 28, 2002, the holders of our series B preferred stock elected Robert J. Majteles to our board of directors. Mr. Majteles was selected for election by an affiliate of Austin W. Marxe and David M. Greenhouse under an agreement among the holders of the series B preferred stock.

        Austin W. Marxe and David M. Greenhouse may elect to sell all or a substantial portion of their Artisoft securities to one or more third parties. In that case, a third party with whom we have no prior relationship could exercise the same degree of control over us as Austin W. Marxe and David M. Greenhouse presently do.

If the employment of either of our Chief Executive Officer or our Chief Technology Officer is terminated prior to October 2004 without cause or by the executive for good reason, we will be required to provide substantial benefits to that officer.

        We have change in control agreements with two of our executive officers that provide that in the event of termination of employment of an executive officer within two years of the change in control either without cause or by the executive for "good reason," such as a reduction in duties and responsibilities:

  •
  all of the executive's unvested options vest and become exercisable in full; and

  •
  Artisoft will pay the executive a lump sum equal to one year's, or two years' in the case of the Chief Executive Officer, base salary plus bonus.

        Due to open market purchases of our common stock, a change in control, within the meaning of the change in control agreements, occurred in October 2002. Therefore, each of the executives set forth in the table below will receive benefits under its change in control agreement in the event his employment at Artisoft is terminated prior to 2004 either without cause or for good reason. The salary and bonus of each executive for Artisoft's 2003 fiscal year ended June 30, 2002 is also set forth on the table below.

Name	Title	Fiscal 2003 Salary	Fiscal 2003 Bonus
Steven G. Manson	President and Chief Executive Officer	$210,000	—
Christopher Brookins	Vice President of Development Technology Officer and Chief	$166,400	—

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

        Our TeleVantage operates on hardware manufactured by Intel. To the extent that this hardware becomes unavailable or in short supply we could experience delays in shipping TeleVantage to our customers. In addition, we are dependent on the reliability of this hardware and to the extent the hardware has defects it will affect the performance of TeleVantage. If the hardware becomes unreliable, does not perform in a manner that is acceptable to our customers or becomes more expensive, sales of TeleVantage could fall.

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

        We are dependent on our ability to identify, hire, train, retain and motivate high quality personnel, especially highly skilled engineers involved in the ongoing research and development required to develop and enhance our software products and introduce enhanced future products. If we are not able to hire and retain qualified personnel, we will be hindered in our efforts to maintain and expand our business. The computer telephony industry is characterized by rapid technological change, changing customer needs, frequent product introductions and evolving industry standards. These characteristics require a high degree of industry-specific technological and operational understanding. A high level of employee mobility and aggressive recruiting of skilled personnel characterize our industry. There can be no assurance that our current employees will continue to work for us or that we will be able to hire additional employees on a timely basis or at all. We expect to grant additional stock options and provide other forms of incentive compensation to attract and retain key technical and executive personnel. These additional incentives will lead to higher compensation costs in the future and may adversely affect our future results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Market Risk.    During the normal course of business Artisoft is routinely subjected to a variety of market risks, examples of which include, but are not limited to, interest rate movements and collectability of accounts receivable. Artisoft currently assesses these risks and has established policies and practices to protect against the adverse effects of these and other potential exposures. Although Artisoft does not anticipate any material losses in these risk areas, it may nonetheless experience material losses in these areas in the future.

        Interest Rate Risk.    Artisoft may be exposed to interest rate risk on may of its cash equivalents. The value of may of the Company's investments may be adversely impacted in a rising interest rate investment environment. Although Artisoft does not anticipate any material losses from such a movement in interest rates, it may nonetheless experience such material losses in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ARTISOFT, INC.
INDEX TO FINANCIAL STATEMENTS

        All schedules are omitted because they are not required, are not applicable, or the information is included in the financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Artisoft, Inc. and subsidiaries:

        We have audited the accompanying consolidated balance sheets of Artisoft, Inc. and subsidiaries as of June 30, 2003 and 2002 and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for each of the years in the three-year period ended June 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Artisoft, Inc. and subsidiaries as of June 30, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Boston, Massachusetts
August 1, 2003 except for Note 14 which is as of September 10, 2003.

ARTISOFT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$3,041	$6,020
Receivables:
Trade accounts, net allowances of $182 and $258 in 2003 and 2002, respectively	838	858
Inventories	18	14
Prepaid expenses	368	274

Total current assets	4,265	7,166

Property and equipment	3,756	3,480
Less accumulated depreciation and amortization	(3,296)	(2,682)

Net property and equipment	460	798

Other assets	269	257

	$4,994	$8,221

Liabilities and Shareholders' Equity (deficit)
Current liabilities:
Accounts payable	$396	$376
Accrued liabilities	2,149	1,569
Deferred revenue	2,768	1,723

Total current liabilities	5,313	3,668

Commitments and contingencies	—	—
Shareholders' equity (deficit):
Preferred stock, $1.00 par value per share. Authorized 11,433,600 shares
Series A Preferred stock, $1.00 par value per share. Designated 50,000 Series A shares; no Series A shares issued at June 30, 2003 and June 30, 2002
Series B Preferred stock, $1.00 par value per share. Designated 2,800,000 Series B shares; issued 2,800,000 Series B shares at June 30, 2003 and June 30, 2002 (Aggregate liquidation value $7 million)	2,800	2,800
Common stock, $0.01 par value per share. Authorized 50,000,000 shares; issued 5,206,243 shares at June 30, 2003 and 4,861,101 shares at June 30, 2002	52	48
Additional paid-in capital	108,505	106,704
Accumulated deficit	(40,726)	(33,697)
Deferred Toshiba Equity Costs	(1,270)	(1,518)
Less treasury stock, at cost, 2,216,783 shares at June 30, 2003 and 2,220,083 at June 30, 2002	(69,680)	(69,784)

Net shareholders' equity	(319)	4,553

	$4,994	$8,221

See accompanying notes to consolidated financial statements.

ARTISOFT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended June 30,
	2003	2002	2001
Net Revenue
Product	$6,606	$6,050	$5,427
Services	—	20	832

Total net revenue	6,606	6,070	6,259
Cost of sales:
Product	236	870	1,558
Services	—	12	685

Total cost of sales	236	882	2,243
Gross profit:
Product	6,370	5,180	3,869
Services	—	8	147

Total gross profit	6,370	5,188	4,016
Operating expenses:
Sales and marketing	5,539	5,893	8,884
Product development	3,084	3,486	4,701
General and administrative	4,837	4,414	4,922

Total operating expenses	13,460	13,793	18,507

Loss from operations	(7,090)	(8,605)	(14,491)

Other income (expense):
Interest income	61	188	507
Interest expense	—	—	—
Other	—	—	23

Total other income	61	188	530

[Net loss]	(7,029)	(8,417)	(13,961)
Dividend to Series B preferred stock	(2,006)	(2,766)	—

Loss applicable to common stock	$(9,035)	$(11,183)	$(13,961)

Net loss applicable to common stock—Basic and Diluted	$(3.13)	$(4.26)	$(5.41)

Weighted average common shares outstanding—Basic and Diluted	2,889	2,627	2,579

See accompanying notes to consolidated financial statements.

ARTISOFT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

(in thousands, except share and per share amounts)

	Shares	$0.01 Par Value Per Share	Shares	$1.00 Par Value Per Share	Deferred Toshiba Equity Costs	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Net Shareholders' Equity (Deficit)
Balances at June 30, 2000	4,790,456	292	—	—	(2,222)	101,358	(11,319)	(69,784)	18,325
Reclassification as a result of stock split		(244)				244			—
Exercise of common stock options	45,340	—	—	—	—	847	—	—	847
Issuance of common stock under employee stock purchase plan	6,064	—	—	—		112	—	—	112
Amortization of Deferred Toshiba Equity Costs					326	—	—	—	326
Net loss	—	—	—	—	—	(13,961)	—	—	(13,961)

Balances at June 30, 2001	4,841,860	48	—	—	(1,896)	102,561	(25,280)	(69,784)	5,649
Sale of Series B Preferred Stock Offering:
Series B preferred stock, net of issuance costs	—	—	2,800,000	2,800	—	3,975	—	—	6,775
Warrants	—	—	—	—	—	2,766	—	—	2,766
Non cash dividend paid on series B preferred	—	—	—	—	—	(2,766)	—	—	(2,766)
Exercise of common stock options	1,167	—	—	—	—	22	—	—	22
Issuance of common stock under employee stock purchase plan	18,074	—	—	—	—	146	—	—	146
Amortization of Deferred Toshiba Equity Costs	—	—	—	—	378	—	—	—	378
Net Loss	—	—	—	—	—		(8,417)		(8,417)

Balance at June 30, 2002	4,861,101	$48	2,800,000	$2,800	$(1,518)	$106,704	$(33,697)	$(69,784)	4,553

Stock Offering:
Common stock, net of issuance costs	317,466	4	—	—	—	1,852	—	—	1,856
Warrants	—	—	—	—	—	2,006	—	—	2,006
Non cash dividend paid on series B preferred	—	—	—	—	—	(2,006)	—	—	(2,006)
Exercise of common stock options	—	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	792	—	—	—	—	47	—	—	47
Redemption of common stock	(116)	—	—	—	—	—	—	—	—
Issuance of Treasury stock	—	—	—	—	—	(98)	—	104	6
Amortization of Deferred Toshiba
Equity Costs	—	—	—	—	248	—	—	—	248
Net Loss	—	—	—	—	—	—	(7,029)		(7,029)

Balance at June 30, 2003	5,206,243	$52	2,800,000	$2,800	$(1,270)	$108,505	$(40,726)	$(69,680)	(319)

See accompanying notes to consolidated financial statements.

ARTISOFT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended June 30,
	2003	2002	2001
Cash Flows from Operating Activities:
Net loss	$(7,029)	$(8,417)	$(13,961)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	712	775	803
Amortization of deferred Toshiba equity costs	248	378	326
Stock Based Compensation Expense	6	—	—
Non-cash changes in accounts receivable, rotation and inventory allowances:
Additions	175	209	611
Reductions	(67)	(890)	(467)
Changes in operating assets and liabilities:
Receivables—
Trade accounts	(88)	444	911
Other receivables	—	27	119
Inventories	(4)	527	102
Prepaid expenses	(94)	226	(134)
Other assets	(110)	(106)	(8)
Accounts payable	20	(306)	(246)
Accrued liabilities	580	145	(513)
Deferred revenue	1,045	1,006	1,006
Assets from discontinued operations	—	413	1,864
Net cash used in operating activities	(4,606)	(6,575)	(9,587)

Cash Flows from Investing Activities:
Proceeds on sales of investments prior to maturity	—	—	10,287
Purchases of investment securities	—	—	—
Purchases on property and equipment	(276)	(149)	(978)

Net cash provided by (used in) investing activities	(276)	(149)	9,309

Cash Flows from Financing Activities:
Proceeds from issuance of preferred stock (net of issue costs of $224)	—	6,775	—
Proceeds from issuance of common stock under stock plans	47	168	959
Proceeds from issuance of common stock	1,856	—	—

Net cash provided by financing activities	1,903	6,943	959

Net increase (decrease) in cash and cash equivalents	(2,979)	219	681
Cash and cash equivalents, beginning of year	6,020	5,801	5,120

Cash and cash equivalents, end of year	$3,041	$6,020	$5,801

Supplemental Cash Flow Information:
Non cash dividend to Series B Preferred Stockholders	$2,006	$2,766	$—

Cash paid during the year for:
Interest	$—	$—	$—

Income taxes	$—	$—	$3

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

LIQUIDITY

        The Company anticipates that based on its anticipated pipeline and forecasts from strategic partners that existing cash balances at June 30, 2003 combined with net proceeds of $3.5 million received by the Company in the September 2003 financing, as discussed in Note 14, will be adequate to meet the Company's current and expected cash requirements for the next year. However, a change in circumstance, such as a reduction in the demand for our products, could necessitate that the Company seek additional debt or equity capital or to take actions to reduce our operating costs to levels that can be supported with our available cash. In addition, the Company may also from time to time seek debt or equity financing for various business reasons. In the event the Company seeks and successfully receives additional equity capital, such additional financing may result in significant shareholder dilution. There can be no assurance that any such additional financing will be available when needed or on acceptable terms to allow the Company to successfully achieve its operating plan or fund future investment in its TeleVantage product line.

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

CASH EQUIVALENTS

        The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. As of June 30, 2003 and 2002, the Company had classified securities of $2.6 million and $5.6 million, respectively, with a maturity of less than three months as cash and cash equivalents.

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

        The Company sells its products through a variety of channels of distribution, including distributors, resellers and original equipment manufacturers (OEMs). In fiscal 2003 and 2002, one customer accounted for 42% and 32% respectively of the Company's net sales. In fiscal year 2001, two customers accounted for approximately 21%, and 14% of net sales respectively.

        At June 30, 2003, one customer accounted for approximately 36% of the Company's outstanding gross trade receivables. At June 30, 2002, two customers accounted for approximately 36% and 17% of the Company's outstanding gross trade receivables. At June 30, 2001, two customers accounted for approximately 41% and 21%, respectively, of the Company's outstanding gross trade receivables. The loss of any of the major distributors, resellers or OEMs, or their failure to pay the Company for products purchased from the Company, could have an adverse effect on the Company's operating results. The Company's standard credit terms are net 30 days, although longer terms are provided to various major customers on a negotiated basis from time to time.

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

        Products-Software, Not-For-Resale Kits (NFRs) and Hardware.    The Company defers revenue on shipments to Toshiba until the product is resold by Toshiba to its customers. The deferral of revenue is due to the Company's inability to reasonably estimate potential future stock rotations resulting from future product releases and their effect on future revenue. For all other license sales, assuming that all other revenue recognition criteria have been met, revenue is recognized at the time of shipment because the Company has sufficient information, experience and history to support its ability to estimate future stock rotations.

        Revenue from delivered elements of one-time charge licensed software is recognized at the inception of the license term, provided the Company has vendor-specific objective evidence of the fair value of each undelivered element. Revenue is deferred for the fair value of undelivered elements. Revenue is also deferred for the entire arrangement if vendor-specific evidence objective evidence does not exist for each undelivered contract element. Examples of undelivered elements in which the timing of delivery is uncertain include contractual elements that give customers rights to any future upgrades at no additional charge or future maintenance that is provided within the overall price. The revenue that is deferred for any contract element is recognized when all of the revenue recognition criteria have been met for that element. Revenue for annual software subscriptions is recognized ratably over the length of the software subscription.

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

COMPUTATION OF NET LOSS PER SHARE

        Net loss per share-basic is based upon the weighted average number of common shares outstanding. Net loss per diluted share is based upon the weighted average number of common and common equivalent shares outstanding assuming dilution. Common equivalent shares, consisting of outstanding stock options, warrants and convertible preferred stock are included in the per share calculations where the effect of their inclusion would be dilutive. See also note 14 on impact of subsequent stock offering.

        A reconciliation of basic weighted average common shares with weighted average shares assuming dilution is as follows (in thousands):

	Years Ended June 30,
	2003	2002	2001
Weighted average shares, excluding shares in Treasury—basic	2,889	2,627	2,579
Net effective of dilutive potential common shares outstanding based on the Treasury stock and if converted methods using the average market price	—	—	—

Weighted average common shares assuming dilution	2,889	2,627	2,579

Antidilutive potential common shares excluded from the computation above	1,143	948	48

STOCK BASED COMPENSATION

        Artisoft accounts for our stock option plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock based compensation is reflected in net loss for these plans, as all the options granted under these plans had an exercise price equal to the market value of the underlying stock.

        The per share weighted average fair value of stock options granted during the fiscal years ended June 30, 2003, 2002 and 2001 was $2.49, $8.40, and $27.66 on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions.

	2003	2002	2001
Expected Dividend Yield	0%	0%	0%
Volatility Factor	111%	79%	76%
Risk free Interest Rate	3.3%	4.2%	5.2%
Expected Life	6 years	6 years	6 years

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

        The Company applies APB Opinion No. 25 in accounting for its stock incentive plan and accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss and net loss per common equivalent share for the fiscal years ended June 30, 2003, 2002 and 2001 would have been increased to the pro forma amounts indicated below (in thousands, except per share prices):

		2003	2002	2001
Net loss applicable to common stock	As Reported	$(9,035)	$(11,183)	$(13,961)
	Pro Forma	$(11,346)	$(13,356)	$(16,353)
Stock based compensation expense determined under fair value method for all awards		$(2,311)	$(2,173)	$(2,342)
Basic and diluted
Loss per share applicable to common stock	As Reported	$(3.13)	$(4.26)	$(5.41)
	Pro Forma	$(3.93)	$(5.08)	$(6.34)

        The adjusted net loss and adjusted net loss applicable to common stock reflects options granted during the previous 4 years. Generally, options become exercisable over a 4 year period commencing on the date of the grant and options vest 25% at the first anniversary of the grant date and the remaining 75% vest in equal monthly increments over the remaining three years of the vesting period.

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

        In August 2001, FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed OF. SFAS 144 retains many of the fundamental provisions of that Statement. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principle Board Opinion 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"), for the disposal of a segment of a business. However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company adopted this standard effective July 1, 2002. Adoption of the standard did not have a material effect on the financial position or results of operation of the company.

        On July 30, 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Statement No. 146 is based on the fundamental principle that a liability for a cost associated with an exit or disposal activity should be recorded when it (1) is incurred, that is, when it meets the definition of a liability in FASB Concepts Statement No. 6, "Elements of Financial Statements", and (2) can be measured at fair value. The principal reason for issuing Statement 146 is the Board's belief that some liabilities for costs associated with exit or disposal activities that entities record under current accounting pronouncements, in particular Issue 94-3, do not meet the definition of a liability. Statement 146 nullifies Issue 94-3; thus, it will have a significant effect on practice because commitment to an exit or disposal plan no longer will be a sufficient basis for recording a liability for costs related to those activities. Statement No. 146 is effective for exit and disposal activities initiated after December 31, 2002. Early application is encouraged; however, previously issued financial statements may not be restated. An entity would continue to apply the provisions of Issue 94-3 to an exit activity that it initiated under an exit plan that met the criteria of Issue 94-3 before the entity initially applied Statement 146. The Company is currently examining the effect of this pronouncement on the results of operations and financial position of the Company, but currently believes the effect will not be material.

        In November 2002, the FASB issued FIN No. 45 Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of SFAS No.'s 5, 57, and 107 and rescission of FASB Interpretation No. 34. The Interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Interpretation also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective during the first quarter of 2003 for all guarantees outstanding, regardless of when they were issued or modified. The adoption of FIN No. 45 did not have a material effect on our consolidated financial statements. The following is a summary of our agreements that we have determined are within the scope of FIN No. 45.

        We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any patent or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2003.

        We warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer for 90 days. Additionally, we warrant that our maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, we have never incurred any significant expenses under our product or service warranties. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2003.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51. Interpretation No. 46 clarifies Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements, related to whether companies should consolidate certain entities, called variable interest entities. Interpretation No. 46 is effective immediately for variable interest entities created after January 31, 2003 and for interim periods beginning after June 15, 2003 for which a variable interest was in place prior to February 1, 2003. The adoption of this Interpretation did not have a material impact on our financial condition or results of operations.

        In May 2003, the FASB issued SFAS 150, "Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity" which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount at inception, variations in something other than the fair value of the issuer's equity shares or variations inversely related to changes in the fair value of the issuer's equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material impact on our financial position or results of operations.

IMPAIRMENT OF LONG-LIVED ASSETS

        The Company reviews long-lived assets and certain identifiable intangibles, excluding software development costs, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Software development costs are reviewed for impairment annually pursuant to SFAS No. 86. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

SEGMENTATION OF FINANCIAL RESULTS

        The Company presents its financial results as a single segment related to the sale of its TeleVantage software and services.

FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amounts of cash and cash equivalents, receivables, accounts payable, accrued liabilities and deferred revenue approximate fair value because of the short maturity of these instruments.

(2)    INVENTORIES

        Inventories at June 30, 2003 and 2002 consist of the following (in thousands):

	June 30,
	2003	2002
Raw Materials	$12	$15
Finished Goods	$179	$230

	191	245
Inventory obsolescence reserve	(173)	(231)

	$18	$14

        Raw materials consist of packaging materials, CD-ROMs, disks and manuals. Finished goods consist of packaged software, Not-For-Resale kits (with both software and hardware content) and stand alone hardware, most of which has been identified as obsolete and provided for in the obsolescence reserve.

(3)    PROPERTY AND EQUIPMENT

        Property and equipment at June 30, 2003 and 2002 consist of the following (in thousands):

	June 30,
	2003	2002
Furniture and Fixtures	$132	$132
Computers, software and other equipment	3,292	3,016
Leasehold improvements	332	332
	3,756	3,480
Accumulated depreciation and amortization	(3,296)	(2,682)

	$460	$798

(4)    OTHER ASSETS

        Other assets at June 30, 2003 and 2002 consist of the following (in thousands):

	June 30,
	2003	2002
Capitalized software development costs, net of accumulated amortization of $133 and $35	$129	$73
Recoverable security deposits	140	184

	$269	$257

(5)    ACCRUED LIABILITIES

        Accrued liabilities at June 30, 2003 and 2002 consist of the following (in thousands):

	June 30,
	2003	2002
Compensation and benefits	$628	$567
Payroll, sales and property taxes	60	104
Marketing	32	102
Professional fees	627	347
Other taxes payable	378	195
Other	424	254

	$2,149	$1,569

(6)    SHAREHOLDERS' EQUITY

REVERSE SPLIT

        On April 22, 2003 the Company's stockholders authorized Artisoft's board of directors to effect a reverse stock split of its common stock at a ratio of six-for-one. The Company has retroactively applied the reverse stock split to the share and per numbers in these financial statements. In addition, the reverse stock split has resulted in a reclassification from common stock to additional paid-in capital to reflect the adjusted par value for June 30, 2002 and 2001.

PREFERRED STOCK

        The Company has authorized 11,433,600 shares of preferred stock par value $1.00 per share, of which 2,800,000 shares have been issued as of June 30, 2003 and June 30, 2002. On December 6, 1994, the Board of Directors of the Company authorized the designation and reservation of 50,000 shares of preferred stock as "Series A Participating Preferred Stock" subject to a Rights Agreement dated December 23, 1994. The reserved shares were to be automatically adjusted to reserve such number of shares as may be required in accordance with the provisions of the Series A Participating Preferred Stock and the Rights Agreement. The Rights agreement was to expire in December 2004. In connection with the issuance of the Series B Preferred Stock in 2001, the Company's Board of Directors terminated the Rights Agreement effective December 31, 2001.

        2001 Financing; Series B Preferred Stock.    In August and November 2001, Artisoft issued and sold an aggregate of 2,800,000 shares of its series B convertible preferred stock to investors in a private placement at a per share price equal to $2.50. The investors also received warrants to purchase up to 466,666 shares of Artisoft's common stock at an initial per share exercise price equal to $22.50. Gross proceeds from the financing were $7.0 million.

        Each share of series B preferred stock was initially convertible into one-sixth of a share of common stock, subject to adjustment. Under certain circumstances, Artisoft has the right to effect the automatic conversion of the series B preferred stock to common stock in the event the closing per share bid price of the common stock exceeds $30.00 for 30 consecutive trading days.

        Each share of series B preferred stock generally votes on a basis equal to the number of shares of common stock into which it may be converted, when voting on matters presented for the approval of Artisoft's stockholders. However, the holders of the series B preferred stock have all agreed that they will vote only a total of 1,906,800 shares of series B preferred stock on any matter at any meeting of our stockholders on which the holders of the series B preferred stock vote together with the holders of common stock as a single class.

        The holders of the series B preferred stock, as a class, are also entitled to elect two directors of the Company. In August 2002, the holders of our series B preferred stock exercised this right, in part, to elect Robert J. Majteles as an Artisoft director. The holders of our series B preferred stock have not yet exercised their right, as a class, to elect an additional director.

        If we liquidate, dissolve or wind up, then the holders of series B preferred stock will be entitled, before any distributions are made to the holders of common stock, to an amount equal to $2.50 per share, subject to adjustment. For purposes of this liquidation preference, the series B preferred stock will rank on a parity with the series C preferred stock, which carries a similar liquidation preference in the amount of $1.50 per share. An acquisition of Artisoft by merger, consolidation or sale of substantially all assets will generally be treated as a liquidation, unless the liquidation preference is waived by the holders of a majority of the series B preferred stock then outstanding.

        The holders of the series B preferred stock are entitled to receive dividends only when and if declared by the board of directors of the Company. Any such dividends would be paid to the holders of the series B preferred stock and series C preferred stock prior to any distribution to holders of common stock, on a per share basis equal to the number of shares of common stock into which each share of preferred stock is then convertible.

        The warrants will expire on September 30, 2006. The expiration date, the per share exercise price and the number of shares issuable upon exercise of the warrants are subject to adjustment in certain events. Following the September 2003 financing, the per share exercise price of the warrants is $1.50. The warrants have a call provision that provides that if the closing per share bid price of the common stock exceeds $45.00 for 30 consecutive trading days and certain other conditions are met, Artisoft has the right to require the warrant holders to exercise their warrants for common stock.

        The investors in the 2001 financings have the right to participate in future nonpublic capital raising transactions by Artisoft.

        We are required to register for resale by the investors in our 2001 financing the shares of common stock issuable upon the conversion or exercise, as the case may be, of the preferred stock and warrants issued in those financings under the Securities Act of 1933. This registration includes shares of common stock we may issue or which may be issued as a result of the antidilution protection terms of our series B preferred stock. We are subject to cash penalties if we do not file the registration statements with respect to these registrations, and if those registration statements are not declared effective by the SEC, within the prescribed time periods set forth in the applicable registration rights agreements. We have presently registered for resale only an aggregate of 1,555,555 shares of common stock issuable upon conversion of our series B preferred stock and exercise of our 2001 warrants. We have pending a registration statement with respect to 317,477 shares of common stock issued in our September 2002 common stock financing and an additional 644,444 shares of common stock issuable upon conversion of our series B preferred stock as a result of that financing. This registration statement is not yet effective. The registration rights agreement governing this registration provides that we pay the investors in our September 2002 financing an amount equal to approximately $30,000 for any month, or pro rata for any portion of any month, following January 25, 2003 during which the registration statement is not effective. The amount accrued at June 30, 2003 was $231,000.

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

        The fair market value of the warrants issued on November 14, 2001, as calculated using a Black Scholes pricing model, was estimated at $1.2 million and was recorded as a credit to additional paid-in capital. The value of the beneficial conversion feature embedded in the outstanding shares of Series B Preferred issued on November 14, 2001 was estimated to be $.4 million and was recorded as an immediate non-cash dividend to the Series B Preferred stockholders with a corresponding a credit to additional paid-in-capital. The dividend, which represents a purchase discount to the preferred stockholders for shares that may be converted into common shares, was included in the computation of the loss available to common stockholders and in the loss per share for the fiscal year ended June 30, 2002 and 2003.

        The closing of the issuance and sale of shares of common stock in the September 2002 financing resulted in anti-dilution adjustments to the Series B preferred stock and the warrants issued in Artisoft's 2001 financing. As a result of these anti-dilution adjustments, each share of Series B preferred stock is convertible into approximately 2.38 shares of common stock. Prior to the issuance and sale of shares of common stock under this agreement each share of series B preferred stock was convertible into one share of common stock. In addition, the per share exercise price of each warrant has been reduced from $3.75 to $1.05. These adjustments resulted in a significant increase in potential common shares outstanding and a significant non-cash dividend to the Series B preferred shareholders and therefore resulted in an approximately $2 million increase in our loss per share available to common shareholders in the first quarter and fiscal year ended 2003 as well as the cumulative periods results for the second, third and fourth quarters of fiscal 2002. (See note 14)

TOSHIBA STOCK PURCHASE AND WARRANTS

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

        The 1994 Plan contains an automatic option grant program limited to those persons who serve as non-employee members of the Board of Directors, including any non-employee Chairman of the Board ("Eligible Directors"). Each individual who first becomes an Eligible Director shall automatically be granted a Nonqualified Option to purchase 3,333 shares of common stock (2,500 for the Eligible Director serving as Chairman). At the date of each annual shareholders' meeting each person who is at that time serving as an Eligible Director will automatically be granted a Nonqualified Option to purchase 1,666 shares of Common Stock (and an additional 2,500 shares for the Eligible Director serving as Chairman of the Board), provided that such person has served as a member of the Board of Directors for at least six months. There is no limit on the number of automatic option grants that any one eligible director may receive. All grants to an Eligible Director under the 1994 Plan will have a maximum term of ten years from the automatic grant date. Each automatic grant will vest in three equal and successive annual installments. At June 30, 2003, there were 150,148 remaining shares available for grant under the 1994 Plan.

        Stock option activity during the last four fiscal years is as follows:

	Number of Shares	Weighted Average Exercise Price
BALANCE AT JUNE 30, 2000	248,934	26.34
Granted	208,968	39.54
Exercised	(45,340)	18.66
Forfeited	(58,028)	59.76

BALANCE AT JUNE 30, 2001	354,534	37.50
Granted	88,708	12.18
Exercised	(1,167)	18.00
Forfeited	(103,324)	46.38

BALANCE AT JUNE 30, 2002	338,751	38.94
Granted	90,995	2.96
Exercised	—	0.00
Forfeited	(35,804)	25.67

BALANCE AT JUNE 30, 2003	393,942	$38.94

        The following table summarizes information about the stock options outstanding at June 30, 2003:

Range of Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.16 - $9.90	88,446	9.40	$3.08	6,241	$3.45
$11.70 - $22.69	127,685	7.13	14.45	82,138	14.96
$24.38 - $30.00	48,334	6.21	24.68	37,730	24.76
$30.38 - $50.63	81,584	6.86	46.02	63,931	45.07
$52.88 - $129.00	47,893	6.37	78.05	40,898	78.67
$2.16 - $129.00	393,942	7.36	$27.50	231,938	$37.12

        At June 30, 2003, 2002 and 2001 the number of options exercisable was 231,938, 152,735 and 96,431 respectively, and the weighted average exercise price of those options was $37.12, $38.94, and $37.50 respectively.

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

EMPLOYEE STOCK PURCHASE PLAN

        On October 20, 1994, the shareholders approved the establishment of an Employee Stock Purchase Plan and authorized for issuance 33,333 shares of common stock. On November 2, 1999 the shareholders authorized the issuance of an additional shares of common stock and on November 14, 2002 an additional 83,334 shares were authorized, thereby increasing the total for the plan to 150,000 shares of common stock. During the fiscal years ended June 30, 2003, 2002, and 2001, 27,792, 18,074 and 6,066, shares of common stock were purchased, respectively, at prices ranging from $1.35 to $18.67 per share. At June 30, 2003, 70,336 shares of common stock were available for issuance under the plan. The plan provides for eligible participants to purchase common stock semi-annually at the lower of 85% of the market price at the beginning or end of the semi-annual period.

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

        The Company's contribution to the profit-sharing plan was approximately $98,000, $74,000 and $171,000 for the fiscal years ended June 30, 2003, 2002 and 2001, respectively.

(9)    INCOME TAXES

        No income tax expense (benefit) was recorded in fiscal years 2003, 2002 and 2001 as the Company incurred net losses for all periods. Income tax expense (benefit) differs from the amount computed by applying the statutory federal income tax rate to the loss before income taxes as follows (in thousands):

	Fiscal 2003	Fiscal 2002	Fiscal 2001
Computed "expected" tax benefit	$(2,390)	$(2,862)	$(4,747)

Losses not benefited	2,390	2,862	4,747

Total income tax expense, continuing operations	$—	$—	$—

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2003 and 2002 are presented below (in thousands):

	June 30,
	2003	2002
Deferred tax assets:
Purchased technology	$162	$187
Allowances for doubtful accounts and returns	72	184
Allowances for inventory obsolescence	78	99
Accrued compensation and benefits	208	193
Other accrued liabilities	1,379	794
Depreciation and amortization	17	60
Federal and state net operating loss and credit carryforwards	21,809	20,058

Total gross deferred tax assets	$23,725	$21,575
Less valuation allowance	(23,659)	(21,485)

Deferred tax assets	66	90
Deferred tax liabilities	—
Prepaid expenses	(66)	(90)

Net deferred tax assets	$—	$—

        Total valuation allowance increased by $2,174 and $174 thousand for the years ended June 30, 2003 and 2002, respectively. The Company has evaluated the realizability of its deferred tax assets and based on an evaluation of all of the evidence, both objective and subjective, including the existence of operating losses in recent years, it has concluded that it is more likely than not that the deferred tax assets will not be realized.

        As of June 30, 2003, the Company had federal net operating loss carryforwards of approximately $55.7 million, which will expire from fiscal year 2013 through fiscal year 2023. The Company also has state net operating loss carryforwards of approximately $35.2 million, which will expire from fiscal year 2004 through fiscal year 2008. The Company's ability to utilize its net operating loss and credit carryforwards may be limited in the future if the Company experiences an ownership change as a result of past or future transactions. Generally an ownership change occurs when the ownership percentage of 5% or greater shareholders increases by more than 50% over a three-year period.

(10)    COMMITMENTS

OPERATING LEASES

        The Company leases office, product packaging, storage space and equipment under noncancelable operating lease agreements expiring through 2006. These leases contain renewal options and the Company is responsible for certain executory costs, including insurance, maintenance, taxes and utilities. Total rent expense for these operating leases was approximately $1,225,000, $1,484, 000, and $1,364,000 for the fiscal years ended June 30, 2003, 2002 and 2001, respectively.

        The approximate minimum rental commitments under noncancelable operating leases that have remaining noncancelable lease terms in excess of one year at June 30, 2003 were as follows (in thousands):

Years Ending June 30	Future Minimum Lease Payments
2004	1,151
2005	1,151
2006	236

Total	$2,538

        Artisoft entered into a patent license agreement with Lucent Technologies in June 2000. Under the agreement Artisoft received a nonexclusive and nontransferable license to voice processing technologies it uses in TeleVantage. The agreement expires on June 30, 2005, but may be terminated prior to that date by either party upon six months notice. Artisoft paid an initial $250,000 royalty under the agreement and is required to pay additional royalties under the agreement to the extent sales of TeleVantage exceed $25.0 million during the term of the agreement. The licensing by Lucent Technologies of its products or brand name to competitors of the Company, or the withdrawal or termination of licensing rights to the Company's technologies, could have an adverse affect on the Company's sale of products incorporating such licensed technologies and the Company's results of operations as a whole.

(11)    CONTINGENCIES

        The Company is subject to lawsuits and other claims arising in the ordinary course of its operations. In the opinion of management, based on consultation with legal counsel, the effect of such matters will not have a material adverse effect on the Company's financial position or results of operations.

(12)    DOMESTIC AND INTERNATIONAL OPERATIONS

        A summary of domestic and international net sales for the fiscal years ended June 30, 2003, 2002 and 2001 is shown below. Substantially all of the Company's assets reside in the United States.

	2003	2002	2001
Domestic revenue	$5,844	$5,588	$5,777
International revenue	762	482	692

Net sales	$6,606	$6,070	$6,259

(13)    SUPPLEMENTAL FINANCIAL INFORMATION

        A summary of additions and deductions related to the allowances for accounts receivable and inventories for the fiscal years ended June 30, 2003, 2002 and 2001 are as follows:

	Balance at Beginning of Year	Additions	Usage/ Adjustments	Balance at End of Year
Allowance for Doubtful Accounts and Rotation Reserves:
Year Ended June 30, 2003	$258	$175	$(251)	$182
Year Ended June 20, 2002	$733	$76	$(551)	$258
Year Ended June 30, 2001	$1,084	$618	$(969)	$733
Allowance for Inventory Obsolescence:
Year Ended June 30, 2003	$231	$—	$(58)	$173
Year Ended June 30, 2002	$133	$133	$(35)	$231
Year Ended June 20, 2001	$229	$32	$(128)	$133

(14)    SUBSEQUENT FINANCING

        September 2003 Financing.    In September 2003, Artisoft issued and sold an aggregate of 2,627,002 shares of its series C convertible preferred stock to investors in a private placement at a per share price equal to $1.50. The investors also received warrants to purchase up to 2,627,002 shares of Artisoft's common stock at a per share exercise price equal to $1.88. Net proceeds from the financing were $3.5 million.

        The shares of series C preferred stock are initially convertible into a like number of shares of common stock, subject to adjustment. Each share of series C preferred stock generally receives .8152 of a vote, subject to adjustment, when voting on matters presented for the approval of Artisoft's stockholders. The holders of the series C preferred stock, as a class, are also entitled to elect a director of the Company. In September 2003, the holders of our series C preferred stock exercised this right to elect Steven C. Zahnow as an Artisoft director.

        If we liquidate, dissolve or wind up, then the holders of series C preferred stock will be entitled, before any distributions are made to the holders of common stock, to an amount equal to $1.50 per share, subject to adjustment. For purposes of this liquidation preference, the series C preferred stock will rank on a parity with the series B preferred stock, which carries a similar liquidation preference in the amount of $2.50 per share. An acquisition of Artisoft by merger, consolidation or sale of substantially all assets will generally be treated as a liquidation, unless the liquidation preference is waived by the holders of a majority of the series C preferred stock then outstanding.

        The holders of the series C preferred stock are entitled to receive dividends only when and if declared by the board of directors of the Company. Any such dividends would be paid to the holders of the series C preferred stock and series B preferred stock prior to any distribution to holders of common stock, on a per share basis equal to the number of shares of common stock into which each share of preferred stock is then convertible.

        The warrants will expire on June 27, 2010. The expiration date, the per share exercise price and the number of shares issuable upon exercise of the warrants are subject to adjustment in certain events.

        As a result of Artisoft's September 2003 financing on these purchase price adjustment terms, Artisoft issued an additional 660,327 shares of common stock to the investors in its September 2002 financing under the common shares purchase price adjustment terms of the September 2000 financing.

        Following the September 2003 financing, the series B convertible preferred stock warrants' per share exercise price was adjusted from $6.30 per share to $1.50 per shares. The warrants have a call provision that provides that if the closing per share bid price of the common stock exceeds $45.00 for 30 consecutive trading days and certain other conditions are met, Artisoft has the right to require the warrant holders to exercise their warrants for common stock.

        The investors in each of the September 2003, September 2002 and 2001 financings have the right to participate in future nonpublic capital raising transactions by Artisoft. This right, as held by the investors in the September 2002 financing, is not exercisable unless and until the expiration in full of the similar rights of the investors in the September 2003 and 2001 financings.

        We are required to register for resale by the investors in each of our September 2003, September 2002 and 2001 financings the shares of common stock issued in those financings or issuable upon the conversion or exercise, as the case may be, of the preferred stock and warrants issued in those financings under the Securities Act of 1933. These registrations include shares of common stock we may issue or which may be issued as a result of the purchase price adjustment terms of our September 2002 financing or antidilution protection terms of our series B and series C preferred stock. Artisoft is subject to cash penalties if the Company does not file the registration statements with respect to these registrations, and if those registration statements are not declared effective by the SEC, within the prescribed time periods set forth in the applicable registration rights agreements. We have presently registered for resale only an aggregate of 1,555,555 shares of common stock issuable upon conversion of our series B preferred stock and exercise of our 2001 warrants. We have pending a registration statement with respect to 317,477 shares of common stock issued in our September 2002 financing and an additional 644,444 shares of common stock issuable upon conversion of our series B preferred stock as a result of that financing. This registration statement is not yet effective. The registration rights agreement governing this registration provides that we pay the investors in our September 2002 financing an amount equal to approximately $30,000 for any month, or pro rata for any portion of any month, following January 25, 2003 during which the registration statement is not effective. We expect to file another registration statement registering the 2,627,002 shares of common stock issuable upon the exercise of our series C preferred stock, the 2,627,002 shares of common stock issuable upon the exercise of our 2003 warrants, an additional 660,328 shares of common stock we issued pursuant to the purchase price adjustment terms of our September 2002 financing as a result of out September 2003 financing and an additional 2,311,100 shares of common stock issuable upon the exercise of our series B preferred stock due to the antidilutive effects of our September 2003 financing.

        The fair market value of the warrants issued on September 10, 2003 as calculated using the Black Scholes pricing model was estimated at $8.2 million. The proceeds allocated to the warrants of $1.7 million will be recorded as a credit to shareholders equity. The value of the beneficial conversion feature embedded in the shares of Series C preferred issued on September 10, 2003 based upon the proceeds allocated to the Series C Preferred stock is approximately $2 million and will be recorded as an immediate non-cash dividend to the Series C Preferred stockholders in the first quarter fiscal 2004, and will be included in the computation of the loss available to common stockholders and in the loss per share in the first quarter of fiscal year ended June 30, 2004, as well as the cumulative periods results for the second, third and fourth quarters of fiscal 2004. The excess of the aggregate fair value of the beneficial conversion feature over the proceeds allocated amounted to $4.2 million and it will not be reflected in the results of operations or financial position of the Company at June 30, 2003.

        The effects of the September 2003 financing on the purchase price adjustment terms of our September 2002 financing and on the antidilution protection provisions of our series B preferred stock will result in a significant increase in potential common shares outstanding and a significant non cash dividend to the Series B preferred shareholders and therefore will result in an estimated $1.1 million increase in our loss per share available to common shareholders in the first quarter of fiscal year ended 2004 as well as the cumulative periods results for the second, third and fourth quarters of fiscal 2003. The excess of the adjusted aggregate fair value of the beneficial conversion feature over the proceeds allocated to the preferred shares amounted to $6.8 million and this excess will not be reflected in the results of operations or financial position of the Company at June 30, 2003.

(15)    QUARTERLY RESULTS (UNAUDITED)

        The following tables present selected unaudited quarterly operating results for the Company's twelve quarters ended June 30, 2003 from continuing operations (in thousands). The Company believes that all necessary adjustments have been made to present fairly the related quarterly results, except per share data.

Fiscal 2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net product revenue	$1,442	$1,556	$1,756	$1,852	$6,606
Net service revenue	—	—	—	—	—
Total revenue	1,442	1,556	1,756	1,852	6,606
Gross profit-product	1,406	1,502	1,664	1,798	6,370
Gross profit-services	—	—	—	—	—
Total gross profit	1,406	1,502	1,664	1,798	6,370
Operating loss	(2,439)	(1,224)	(1,669)	(1,758)	(7,090)
Net loss	(2,417)	(1,205)	(1,657)	(1,750)	(7,029)
Loss applicable to common shares	(4,423)	(1,205)	(1,657)	(1,750)	(9,035)
Basic and diluted net
Loss per common share	(1.67)	(.41)	(.56)	(.59)	(3.13)

Fiscal 2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net product revenue	$1,369	$1,693	$1,388	$1,600	$6,050
Net service revenue	20	—	—	—	20
Total revenue	1,389	1,693	1,388	1,600	6,070
Gross profit-product	1,148	1,242	1,273	1,517	5,180
Gross profit-services	8	—	—	—	8
Total gross profit	1,156	1,242	1,273	1,517	5,188
Operating loss	(2,799)	(2,163)	(1,965)	(1,678)	(8,605)
Net loss	(2,741)	(2,483)	(1,931)	(1,649)	(8,417)
Loss applicable to common shares	(5,120)	(2,578)	(1,931)	(1,649)	(11,183)
Basic and diluted net
Loss per common share	(1.95)	(.95)	(.73)	(.63)	(4.26)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

        Artisoft's management, with the participation of Artisoft's chief executive officer and chief financial officer, evaluated the effectiveness of Artisoft's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2003. Based on this evaluation, Artisoft's chief executive officer and chief financial officer concluded that, as of June 30, 2003, Artisoft's disclosure controls and procedures were (1) designed to ensure that material information relating to Artisoft, including its consolidated subsidiaries, is made known to Artisoft's chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by Artisoft in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        No change in Artisoft's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal year ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, Artisoft's internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        See "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K. The information required by Items 401 and 405 of Regulation S-K and appearing in our 2003 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2003, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

        The information required by Item 402 of Regulation S-K and appearing in our 2003 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2003, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information required by Items 201(d) and 403 of Regulation S-K and appearing in our 2003 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2003, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by Item 404 of Regulation S-K and appearing in our 2003 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2003, is incorporated herein by reference.

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

        On May 27, 2003, Artisoft filed a Current Report on Form 8-K dated May 27, 2003 for the purpose of filing under Item 5 (Other Events) with the Securities and Exchange Commission as an exhibit thereto Artisoft's press release dated May 27, 2003, announcing that its stock will continue to be listed on the NASDAQ SmallCap Market via a temporary exception from the minimum shareholders' equity continued listing requirement.

        On June 30, 2003, Artisoft filed a Current Report on Form 8-K dated June 30, 2003 for the purpose of filing under Item 5 (Other Events) with the Securities and Exchange Commission as an exhibit thereto Artisoft's press release dated June 30, 2003, announcing that it has entered into an agreement for a series C convertible preferred stock financing by means of a private placement.

        On July 22, 2003, Artisoft filed a Current Report on Form 8-K dated July 22, 2003 for the purpose of filing under Item 5 (Other Events) with the Securities and Exchange Commission as an exhibit thereto Artisoft's press release July 22, 2003, announcing that its stock will continue to be listed on the NASDAQ SmallCap Market via a temporary exception from the minimum shareholders' equity continued listing requirement.

        On August 7, 2003, the Company furnished a Current Report on Form 8-K dated August 7, 2003 for the purpose of filing under Item 12. (Results of Operation and Financial Condition) with the Securities and Exchange Commission as an exhibit thereto Artisoft's press release dated August 7, 2003, announcing the Company's financial results for the fiscal year and quarter ended June 30, 2003.

        On September 10, 2003, Artisoft filed a Current Report on Form 8-K dated September 10, 2003 for the purpose of (i) reporting under Item 1 (Change in Control of the Registrant) with the Securities and Exchange Commission that a change in control of the Company may be deemed to have occurred following to the issuance and sale of an aggregate of 2,627,002 shares of series C convertible preferred stock of the Company at a per share purchase price of $1.50 and warrants to purchase up to 2,627,002 shares of common stock at a per share purchase price of $1.88 on September 10, 2003, (ii) filing under Item 5 (Other Events) with the Securities and Exchange Commission as an exhibit thereto Artisoft's press release dated September 11, 2003, announcing the closing of the issuance and sale of the series C convertible preferred stock and warrants to purchase shares of common stock on September 10, 2003 and (iii) filing under Item 5 (Other Events) with the Securities and Exchange Commission a description of the capital stock of Artisoft.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTISOFT, INC.
By	/s/ STEVEN G. MANSON Steven G. Manson, President and Chief Executive Officer
Date: September 29, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ STEVEN G. MANSON Steven G. Manson	President and Chief Executive Officer, Director (Principal Executive Officer)	September 29, 2003
/s/ DUNCAN G. PERRY Duncan G. Perry	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 29, 2003
/s/ MICHAEL P. DOWNEY Michael P. Downey	Chairman of the Board	September 29, 2003
/s/ KATHRYN B. LEWIS Kathryn B. Lewis	Director	September 29, 2003
/s/ FRANCIS E. GIRARD Francis E. Girard	Director	September 29, 2003
/s/ ROBERT H. GOON Robert H. Goon	Director	September 29, 2003
/s/ ROBERT J. MAJTELES Robert J. Majteles	Director	September 29, 2003
/s/ STEVEN C. ZAHNOW Steven C. Zahnow	Director	September 29, 2003

EXHIBIT INDEX

Exhibit No.	Description
3.1
Artisoft's Certificate of Incorporation, as amended was filed with the SEC on September 18, 2003 as an exhibit to Artisoft's Current Report on Form 8-K dated September 10,2003 and is incorporated herein by reference.
3.2	Artisoft's Bylaws were filed with the SEC as an exhibit to Artisoft's Quarterly Report on Form 10-Q dated November 14, 2001 and are incorporated herein by reference.
4.1
Specimen Certificate representing shares of Artisoft's Common Stock, $0.01 par value per share was filed with the SEC on September 18, 2003 as an exhibit to Artisoft's Current Report on Form 8-K dated September 10,2003 and is incorporated herein by reference.
4.2
Specimen Certificate representing shares of Artisoft's Series B Convertible Preferred Stock, $1.00 par value per share was filed with the SEC on September 18, 2003 as an exhibit to Artisoft's Current Report on Form 8-K dated September 10,2003 and is incorporated herein by reference.
4.3
Specimen Certificate representing shares of Artisoft's Series C Convertible Preferred Stock, $1.00 par value per share was filed with the SEC on September 18, 2003 as an exhibit to Artisoft's Current Report on Form 8-K dated September 10,2003 and is incorporated herein by reference.
10.1	1991 Director Option Plan was filed with the SEC on January 6, 1995as an exhibit to Artisoft's Current Report on Form 8-K dated December 23, 1994 and is incorporated herein by reference.
10.2	1994 Stock Incentive Plan was filed with the SEC on March 1, 1995 as an exhibit to Artisoft's Current Report on Form 8-K dated February 10, 1995 and is incorporated herein by reference.
10.3#
Agreement dated February 8, 2001 by and between Artisoft and Steven Manson was filed with the SEC on September 30, 2002 as an exhibit to Artisoft's Annual Report on Form 10-K for the fiscal year ended June 30, 2002 and is incorporated herein by reference.
10.4#
Severance Agreement dated November 1, 2000 between Artisoft and Steve Manson was filed with the SEC on September 30, 2002 as an exhibit to Artisoft's Annual Report on Form 10-K for the fiscal year ended June 30, 2002 and is incorporated herein by reference.
10.5#
Severance Agreement dated November 1, 2000 between Artisoft and Chris Brookins was filed with the SEC on September 30, 2002 as an exhibit to Artisoft's Annual Report on Form 10-K for the fiscal year ended June 30, 2002 and is incorporated herein by reference.
10.6#
Severance Agreement dated November 1, 2000 between Artisoft and Paul G. Burningham was filed with the SEC on September 30, 2002 as an exhibit to Artisoft's Annual Report on Form 10-K for the fiscal year ended June 30, 2002 and is incorporated herein by reference.
10.7#	Letter Agreement and General Release of Claims dated June 30, 2003 between Artisoft and Paul G. Burningham.
10.8#
Severance Agreement dated February 21, 2001 between Artisoft and Michael O'Donnell was filed with the SEC on September 30, 2002 as an exhibit to Artisoft's Annual Report on Form 10-K for the fiscal year ended June 30, 2002 and is incorporated herein by reference.

10.9#	Letter Agreement and General Release of Claims dated March 12, 2003 between Artisoft and Michael O'Donnell.
10.10
Asset Purchase Agreement dated June 2, 2000 between Artisoft., Triton Technologies, SpartaCom Technologies and Spartacom Inc. (For Purposes of Articles IV, VI, XI and XIII Thereof) was filed with the SEC on September 22, 2000 as an exhibit to Artisoft's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and is incorporated herein by reference.
10.11
First Amendment to Asset Purchase Agreement between Artisoft, Triton Technologies, SpartaCom Technologies and SpartaCom, Inc. was filed with the SEC on September 22, 2000 as an exhibit to Artisoft's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and is incorporated herein by reference.
10.12+
OEM/Reseller Agreement, dated January 18, 2000, between Artisoft, Inc., and Toshiba America Information Systems, Inc. was filed with the SEC on September 28, 2001 as an exhibit to Artisoft's Annual Report on Form 10-K for the fiscal year ended June 30, 2001 and is incorporated herein by reference.
10.13
Second Addendum to OEM/Reseller Agreement dated January 18, 2000 by and between Artisoft and the Telecommuncation Systems Division of Toshiba America Information Systems, Inc. was filed with the SEC on February 10, 2003 as an exhibit to Amendment No. 2 Artisoft's Registration Statement on Form S-3 (File No. 333-100756) and is incorporated herein by reference.
10.14
Patent License Agreement between Lucent Technologies GRL Corporation and Artisoft effective as of June 30, 2002 was filed with the SEC on December 20, 2002 as an exhibit to Amendment No. 1 Artisoft's Registration Statement on Form S-3 (File No. 333-100756) and is incorporated herein by reference.
10.15
Purchase Agreement dated August 8, 2001 by and among Artisoft and the Investors set forth therein was filed with the SEC on October 5, 2001 as an exhibit to Artisoft's Registration Statement on Form S-3 (File No. 333-71014) and is incorporated herein by reference.
10.16
Registration Rights Agreement dated August 8, 2001 by and among Artisoft and the Investors set forth therein was filed with the SEC on October 5, 2001 as an exhibit to Artisoft's Registration Statement on Form S-3 (File No. 333-71014) and is incorporated herein by reference.
10.17
Form of Warrant issued to the Investors party to the agreements filed as Exhibits 10.15 and 10.16 hereto was filed with the SEC on October 5, 2001 as an exhibit to Artisoft's Registration Statement on Form S-3 (File No. 333-71014) and is incorporated herein by reference.
10.18
Voting Agreement dated February 28, 2002 among Artisoft and the Investors set forth therein was filed with the SEC on September 30, 2002 as an exhibit to Artisoft's Annual Report on Form 10-K for the fiscal year ended June 30, 2002 and is incorporated herein by reference.
10.19
Purchase Agreement dated August 8, 2002 among Artisoft and the Investors set forth therein was filed with the SEC on September 30, 2002 as an exhibit to Artisoft's Annual Report on Form 10-K for the fiscal year ended June 30, 2002 and is incorporated herein by reference.

10.20
Registration Rights Agreement dated September 27, 2002 by and among Artisoft and the Investors set forth therein was filed with the SEC on September 30, 2002 as an exhibit to Artisoft's Annual Report on Form 10-K for the fiscal year ended June 30, 2002 and is incorporated herein by reference.
10.21
Consent, Waiver and Amendment Agreement dated June 27, 2003 among Artisoft, the holders of Artisoft's Series B Preferred Stock and certain holders of Artisoft's Common Stock was filed with the SEC on September 18, 2003 as an exhibit to Artisoft's Current Report on Form 8-K dated September 10, 2003 and is incorporated herein by reference.
10.22
Purchase Agreement dated June 27, 2003 among Artisoft and the Investors set forth therein, as amended was filed with the SEC on September 18, 2003 as an exhibit to Artisoft's Current Report on Form 8-K dated September 10, 2003 and is incorporated herein by reference.
10.23
Registration Rights Agreement dated September 10, 2003 by and among Artisoft and the Investors set forth therein was filed with the SEC on September 18, 2003 as an exhibit to Artisoft's Current Report on Form 8-K dated September 10, 2003 and is incorporated herein by reference.
10.24
Form of Warrant issued to the Investors party to the agreements filed as Exhibits 10.22 and 10.23 hereto was filed with the SEC on September 18, 2003 as an exhibit to Artisoft's Current Report on Form 8-K dated September 10, 2003 and is incorporated herein by reference.
21.1	Subsidiaries of Artisoft
23.1	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+
Confidential materials omitted and filed separately with the Commission.

#
Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.