Form 10-Q
period 2003-09-30
ARTISOFT INC
filed 2003-11-14
CIK 877931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-19462

ARTISOFT, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-0446453
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5 Cambridge Center, Cambridge, Massachusetts 02142
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (617) 354-0600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class of Common Stock	Shares Outstanding as of November 13, 2003
Common Stock, $0.01 par value per share	3,655,620

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to a number of risks and uncertainties.  All statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements.  When used in this Quarterly Report on Form 10-Q, the words “will”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements.  Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic alliances.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.  The forward-looking statements provided by Artisoft in this Quarterly Report on Form 10-Q represent Artisoft’s estimates as of the date this report is filed with the SEC.  We anticipate that subsequent events and developments will cause our estimates to change.  However, while we may elect to update our forward-looking statements in the future, we specifically disclaim any obligation to do so.  Our forward-looking statements should not be relied upon as representing our estimates as of any date subsequent to the date this report is filed with the SEC.

ARTISOFT, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. - FINANCIAL STATEMENTS

ARTISOFT, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	September 30, 2003	June 30, 2003

ASSETS
Current assets:
Cash and cash equivalents	$5,415	$3,041

Trade receivables, net of allowances of $211 and $182 at September 2003 and June 2003, respectively	973	838

Inventories	117	18
Prepaid expenses	101	368
Total current assets	6,606	4,265

Property and equipment	3,802	3,756
Less accumulated depreciation and amortization	(3,403)	(3,296)

Net property and equipment	399	460

Other assets	228	269
	$7,233	$4,994
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$399	$396
Accrued liabilities	1,788	2,149
Deferred revenue	2,513	2,768
Customer deposits	311	—
Total current liabilities	5,011	5,313

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $1.00 par value. Authorized 11,433,600 shares;	—	—
Series A preferred stock, $1.00 par value. Authorized 50,000 series A shares; no series A shares issued at September 30, 2003 and June 30, 2003
Series B preferred stock, $1.00 par value. Authorized 2,800,000 series B shares; issued 2,800,000 series B shares at September 30, 2003 and June 30, 2003 (aggregate liquidation value $7 million)	2,800	2,800
Series C Preferred Stock, $1.00 par value. Authorized 2,627,002 series C shares; issued 2,627,002 series C shares at September 30, 2003 and none at June 30, 2003 (aggregate liquidation value $4 million)	2,627	—
Common stock, $.01 par value. Authorized 50,000,000 shares; issued 5,872,403 common shares at September 30, 2003 and 5,206,243 at June 30, 2003	58	52
Additional paid-in capital	109,303	108,505
Accumulated deficit	(41,717)	(40,726)
Deferred Toshiba equity cost	(1,169)	(1,270)
Less treasury stock, at cost, 2,216,783 shares at September 30,2003 and June 30, 2003	(69,680)	(69,680)
Net shareholders’ equity/(deficit)	2,222	(319)
	$7,233	$4,994

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ARTISOFT, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended September 30,
	2003	2002

Net product revenue	$1,967	$1,442

Cost of sales	58	36

Gross profit	1,909	1,406

Operating expenses:
Sales and marketing	1,349	1,392
Product development	781	800
General and administrative	775	1,653
Total operating expenses	2,905	3,845

Loss from operations	(996)	(2,439)

Other income, net	5	22

Net loss	(991)	(2,417)

Deemed dividend to series C preferred shareholders	(2,009)	—
Deemed dividend to series B preferred shareholders	(1,088)	(2,006)

Loss applicable to common shareholders	$(4,088)	$(4,423)

Net loss applicable to common shareholders—basic and diluted	$(1.30)	$(1.67)

Weighted average common shares outstanding—basic and diluted	3,141	2,655

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ARTISOFT, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Three Months Ended September 30
	2003	2002
Cash flows from operating activities:
Net loss	$(991)	$(2,417)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	144	173
Amortization of deferred Toshiba equity costs	101	72
Non-cash changes in accounts receivable, rotation and inventory allowances:
Additions	46	15
Reductions	(14)	(5)
Changes in assets and liabilities:
Receivables
Trade accounts	(167)	143
Other receivables	—	(1)
Inventories	(99)	12
Prepaid expenses	267	105
Accounts payable	3	(14)
Accrued liabilities	(361)	744
Deferred revenue	(255)	(164)
Customer deposits	311	201
Other assets	4	41

Net cash used in operating activities	(1,011)	(1,095)

Cash flows from investing activities:
Purchases of property and equipment	(46)	(30)

Net cash used in investing activities	(46)	(30)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of expenses	3,414	—
Proceeds from issuance of common stock, net of expenses	17	1,854

Net cash provided by financing activities	3,431	1,854

Net increase in cash and cash equivalents	2,374	729
Cash and cash equivalents at beginning of period	3,041	6,020

Cash and cash equivalents at end of period	5,415	6,749

SUPPLEMENTAL CASH FLOW INFORMATION FROM FINANCING ACTIVITIES:
Non cash dividend to series C preferred shareholders	2,009
Non cash dividend to series B preferred shareholders	1,088	2,006

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ARTISOFT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

Artisoft, Inc., (“Artisoft”, the “Company” or the “Registrant”) develops, markets and sells computer telephony software application products and associated services.

The Company’s principal executive offices are located at 5 Cambridge Center, Cambridge, Massachusetts 02142.  The telephone number at that address is (617) 354-0600.  The Company was incorporated in November 1982 and reincorporated by merger in Delaware in July 1991.

The condensed consolidated financial statements include the accounts of Artisoft, Inc., and its three wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The balance sheet amounts at June 30, 2003 in this report were derived from the Company’s audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2003.  In the opinion of management, the accompanying financial statements include all adjustments (of a normal recurring nature), which are necessary for a fair presentation of the financial results for the interim periods presented.  Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations.  Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 on file with the SEC.  The results of operations for the three months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year or any other future periods.

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Areas where significant judgments are made include, but are not limited to revenue recognition.  Actual results could differ materially from these estimates.

(2)  SIGNIFICANT ACCOUNTING POLICIES

Stock-Based Compensation

The Company applies APB Opinion No. 25 in accounting for its stock incentive plan and accordingly, no compensation cost has been recognized for its stock options in the financial statements.  Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss and net loss per common equivalent share for the three month periods ended September 30, 2003 and 2002 would have been increased to the pro forma amounts indicated below (in thousands, except per share prices):

	Three Months Ended September 30,
	2003	2002
Reported net loss applicable to common stock	$(991)	$(2,417)
Stock based compensation expense determined under fair value method for all rewards	$(333)	$(578)
Pro forma net loss applicable to common stock	$(1,324)	$(2,995)

Generally, options become exercisable over a four-year period commencing on the date of the grant and vest 25% at the first anniversary of the grant date with the remaining 75% vesting in equal monthly increments over the remaining three years of the vesting period.  The fair value of options granted was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions

	Fiscal 2004	Fiscal 2003
Expected dividend yield	0%	0%
Volatility factor	123%	111%
Risk free interest rate	3.3%	3.3%
Expected life	6 Years	6 years

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (EITF) issued EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF No. 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have a significant impact on our consolidated financial statements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51.  Interpretation No. 46 clarifies Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements, related to whether companies should consolidate certain entities, called variable interest entities.  Interpretation No. 46 is effective immediately for variable interest entities created after January 31, 2003 and for interim periods beginning after June 15, 2003 for which a variable interest was in place prior to February 1, 2003.  The adoption of this Interpretation did not have a material impact on our financial condition or results of operations.

In May 2003, the FASB issued SFAS 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity” which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS 150 did not have a material impact on our financial position or results of operations.

(3)  TAX EXPOSURE

In the course of a review of various compensation plans for the quarter ended September 30 2002, it was determined that Artisoft had a potential tax exposure for prior period activity.  Based on initial estimates, the amount accrued at that time was $.7 million.  This accrual was subsequently reduced to $.4 million during the quarter ended March 31, 2003 to reflect management’s estimate of continuing exposure.  The accrual is based on currently available information and represents management’s best estimate.  The impact of the ultimate resolution of this issue could differ materially from the amount of the established reserve.

(4)  PREFERRED STOCK

September 2003 Financing.  In September 2003, Artisoft issued and sold an aggregate of 2,627,002 shares of its series C convertible preferred stock to investors in a private placement at a per share price equal to $1.50.  The investors also received warrants to purchase up to 2,627,002 shares of Artisoft’s common stock at a per share exercise price equal to $1.88.  Proceeds from the financing were $3.4 million, net of related expenses of $.5million.

The shares of series C preferred stock are initially convertible into a like number of shares of common stock, subject to adjustment.  Each share of series C preferred stock generally receives .8152 of a vote, subject to adjustment, when voting on matters presented for the approval of Artisoft’s stockholders.  The holders of the series C preferred stock, as a class, are also entitled to elect a director of the Company.  In September 2003, the holders of our series C preferred stock exercised this right to elect Steven C. Zahnow as an Artisoft director.

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

As a result of Artisoft’s September 2003 financing on these purchase price adjustment terms, Artisoft issued an additional 660,327 shares of common stock to the investors in its September 2002 financing under the common shares purchase price adjustment terms of the September 2002 financing.

Following the September 2003 financing, the series B convertible preferred stock warrants’  per share exercise price was adjusted from $6.30 per share to $1.50 per shares.  The warrants have a call provision that provides that if the closing per share bid price of the common stock exceeds $45.00 for 30 consecutive trading days and certain other conditions are met, Artisoft has the right to require the warrant holders to exercise their warrants for common stock.

The investors in each of the September 2003, September 2002 and 2001 financings have the right to participate in future nonpublic capital raising transactions by Artisoft.  This right, as held by the investors in the September 2002 financing, is not exercisable unless and until the expiration in full of the similar rights of the investors in the September 2003 and 2001 financings.

We registered for resale in each of our September 2003, September 2002 and 2001 financings the shares of common stock issued in those financings or issuable upon the conversion or exercise, as the case may be, of the preferred stock and warrants issued in those financings under the Securities Act of 1933.  These registrations include shares of common stock we may issue or which may be issued as a result of the purchase price adjustment terms of our September 2002 financing or antidilution protection terms of our series B and series C preferred stock.  We were subject to cash penalties if we did not file the registration statements with respect to these registrations, and if those registration statements are not declared effective by the SEC, within the prescribed time periods set forth in the applicable registration rights agreements.  Our registration statement with respect to 317,466 shares of common stock issued in our September 2002 financing was not declared effective within the prescribed time period imposed by the applicable registration rights agreement. Under the terms of that agreement, we are therefore required to pay the investors in our September 2002 financing a penalty in the aggregate amount of $.3 million.

The fair market value of the warrants issued on September 10, 2003 as calculated using the Black Scholes pricing model was estimated at $8.2 million.  The proceeds allocated to the warrants of $1.7 million was recorded as a credit to shareholders equity.  The value of the beneficial conversion feature embedded in the shares of Series C preferred issued on September 10, 2003 based upon the proceeds allocated to the Series C Preferred stock is approximately $2.0 million and was recorded as an immediate non-cash deemed dividend to the Series C Preferred stockholders in the first quarter fiscal 2004, and will be included in the computation of the loss available to common stockholders and in the loss per share in the fiscal first quarter of fiscal year ended June 30, 2004, as well as the cumulative periods results for fiscal 2004.  The excess of the aggregate fair value of the beneficial conversion feature over the proceeds allocated amounted to $4.2 million and it will not be reflected in the results of operations or financial position of the Company as of and for the year ended June 30, 2004.

The effects of the September 2003 financing on the purchase price adjustment terms of our September 2002 financing and on the antidilution protection provisions of our series B preferred stock resulted in a significant increase in potential common shares outstanding and a significant non cash deemed dividend to the Series B preferred shareholders and therefore resulted in an approximate $1.1 million increase in our loss per share available to common shareholders in the first quarter of fiscal year ended 2004 as well as the cumulative periods results for fiscal 2004.  The excess of the adjusted aggregate fair value of the beneficial conversion feature over the proceeds allocated to the preferred shares amounted to $6.8 million and this excess will not be reflected in the results of operations or financial position of the Company as of and for the year ended June 30, 2004.

(5)  GUARANTEES

We enter into standard indemnification agreements in our ordinary course of business.  Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any patent or any copyright or other intellectual property infringement claim by any third party with respect to our products.  The term of these indemnification agreements is generally perpetual.  The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited.  We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.  Accordingly, we have no liabilities recorded for these agreements.

We warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer for 90 days.  Additionally, we warrant that our maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services.  If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, we have never incurred any significant expenses under our product or service warranties.  Accordingly, we have no liabilities recorded for these agreements.

(6) COMPUTATION OF NET LOSS PER SHARE

Net loss per basic and diluted share are based upon the weighted average number of common shares outstanding. Common equivalent shares, consisting of outstanding stock options, convertible preferred shares and warrants to purchase common stock are included in the diluted per share calculations where the effect of their inclusion would be dilutive.  Common stock equivalents have been excluded for all periods presented as they are antidilutive

	Three Months ended September 30,
	2003	2002

Antidilutive potential common shares excluded from net loss per share (thousands)	3,666	1,306

Item 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with the consolidated financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q.  This item, including, without limitation, the information set forth under the heading “Future Results”, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 that involve risks and uncertainties.  Actual results may differ materially from those included in such forward-looking statements.  Factors which could cause actual results to differ materially include those set forth under “Risk Factors” commencing on page 15, as well as those otherwise discussed in this section and elsewhere in this quarterly report on Form 10-Q.  See “Forward-Looking Statements”.

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period.  Areas where significant judgments are made include, but are not limited to revenue recognition.  Actual results could differ materially from these estimates.  For a more detailed explanation of the judgments made in these areas, please refer to our Annual Report on Form 10-K for the year ended June 30, 2003, as filed with the Securities and Exchange Commission on September 29th, 2003.

Results of Operations

Net Product Revenue

Net product revenue was $2 million and $1.4 million respectively for each of the quarters ended September 30, 2003 and 2002, respectively. In the first quarter of fiscal year 2004, sales of TeleVantage licenses increased by approximately 36% in comparison to the first quarter of fiscal year 2003.

We distribute our products both domestically and internationally.  International product revenue was $.3 million and $.1 million for the quarters ended September 30, 2003 and 2002, respectively, or 18% and 7% of total net revenue, respectively.  Domestic revenue was $1.7 million for the quarter ended September 30, 2003 and $1.3 million for the quarter ended September 30, 2002.

Gross Profit

Gross profit from net product revenue was $1.9 million and $1.4 million for the quarters ended September 30, 2003 and 2002, respectively, or 97.1% and 97.5% of net product revenue.  The increase in gross profit for the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002 was due primarily to an increase in revenue from higher TeleVantage software sales.

Sales And Marketing

Sales and marketing expenses were $1.3 million and $1.4 million for the quarters ended September 30, 2003 and 2002, respectively, or 68.5% and 96.5% of total net product revenue, respectively.  The decrease in sales and marketing expenses as a percentage of total net product revenue for the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002 was due primarily to an increase in net product revenue.

Product Development

Product development expenses were $.8 million for the quarters ended September 30, 2003 and 2002, or 39.7% and 55.5% of total net product revenue, respectively.  The decrease in product development expense as a percentage of total net product revenue for the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002 was due primarily to an increase in net product revenue.

General and Administrative

General and administrative expenses were $.8 million and $1.7 million for the quarters ended September 30, 2003 and 2002, respectively, or 39.4% and 114.6% of total net product revenue, respectively.  During the quarter ended September 30, 2002 a $.7 million accrual was established for a tax contingency related to the company’s stock option plan.  The decrease in general and administrative expenses in aggregate dollars and as a percentage of total net product revenue for the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002 is primarily due to the aforementioned reserve of $.7 million in the prior period and a $.2 million decrease in occupancy, communications and employee benefits related expenses, combined with an increase in net product revenue in the current period.

Other Income, Net

For the quarter ended September 30, 2003, other income was $.0 million and, remained consistent with the quarter ended September 30, 2002.

Financial Condition, Liquidity And Capital Resources

We had cash and cash equivalents of $5.4 million at September 30, 2003 compared to $3.0 million at June 30, 2003.  Working capital, consisting of current assets minus current liabilities, was $1.6 million at September 30, 2003 compared to a working capital deficit of $1.0 million at June 30, 2003, an increase of $2.6 million.  The increase in working capital reflects an increase of $2.4 million in cash and cash equivalents, an increase in trade accounts receivable of $.2 million and an increase in inventory of $.1 million. This increase in inventory is a result of hardware purchased for pilot installations for a specific enterprise sales opportunity.  Inventory may be purchased for pilots for enterprise sales opportunities from time to time.  Accrued liabilities decreased by $.4 million and deferred revenue decreased by $.3 million.  These increases in working capital were partially offset by a reduction in prepaid expenses of $.3 million and an increase of $.3 million in customer deposits.  The increase in cash and cash equivalents of approximately $2.4 is primarily a result of receipt of $3.4 million, net from the sale of preferred stock on September 10, 2003, less cash of $1.0 million used in operations and of $.05 million for the purchase of property and equipment

We used cash of $1 million to fund operating activities during the quarter ended September 30, 2003.  The cash used in operating activities was principally the result of $1 million in net loss offset by depreciation and amortization of $.2 million and a net decrease in non-cash working capital of $.3 million.

For the past 4 quarters we have received payment of $.4 million from Toshiba under the terms of our OEM agreement.  We are scheduled to receive the final payment of $.3 million during the quarter ending December 31, 2003.  Toshiba and Artisoft may elect to extend the current OEM sales agreement and the impact on cashflow will be determined by the terms of any extension.

We lease office, product packaging, storage space and equipment under noncancelable operating lease agreements expiring through fiscal year 2006.

The approximate minimum rental commitments under noncancelable operating leases that have remaining noncancelable lease terms in excess of one year at September 30, 2003 were as follows:

YEARS ENDING JUNE 30	FUTURE MINIMUM LEASE PAYMENTS (IN THOUSANDS)
2004	$863
2005	1,151
2006	236

Total	$2,250

Preferred Stock Financing

In September 2003, Artisoft issued and sold an aggregate of 2,627,002 shares of its series C convertible preferred stock to investors in a private placement at a per share price equal to $1.50.  The investors also received warrants to purchase up to 2,627,002 shares of Artisoft’s common stock at a per share exercise price equal to $1.88. Proceeds from the financing were $3.4 million, net of related expenses of $.5 million.

The shares of series C preferred stock are initially convertible into a like number of shares of common stock, subject to adjustment.  Each share of series C preferred stock generally receives .8152 of a vote, subject to adjustment, when voting on matters presented for the approval of Artisoft’s stockholders.  The holders of the series C preferred stock, as a class, are also entitled to elect a director of the Company.  In September 2003, the holders of our series C preferred stock exercised this right to elect Steven C. Zahnow as an Artisoft director.

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

As a result of Artisoft’s September 2003 financing on these purchase price adjustment terms, Artisoft issued an additional 660,327 shares of common stock to the investors in its September 2002 financing under the common shares purchase price adjustment terms of the September 2000 financing.

Following the September 2003 financing, the series B convertible preferred stock warrants’  per share exercise price was adjusted from $6.30 per share to $1.50 per shares.  The warrants have a call provision that provides that if the closing per share bid price of the common stock exceeds $45.00 for 30 consecutive trading days and certain other conditions are met, Artisoft has the right to require the warrant holders to exercise their warrants for common stock.

The investors in each of the September 2003, September 2002 and 2001 financings have the right to participate in future nonpublic capital raising transactions by Artisoft.  This right, as held by the investors in the September 2002 financing, is not exercisable unless and until the expiration in full of the similar rights of the investors in the September 2003 and 2001 financings.

We registered for resale in each of our September 2003, September 2002 and 2001 financings the shares of common stock issued in those financings or issuable upon the conversion or exercise, as the case may be, of the preferred stock and warrants issued in those financings under the Securities Act of 1933.  These registrations include shares of common stock we may issue or which may be issued as a result of the purchase price adjustment terms of our September 2002 financing or antidilution protection terms of our series B and series C preferred stock.  We were subject to cash penalties if we did not file the registration statements with respect to these registrations, and if those registration statements are not declared effective by the SEC, within the prescribed time periods set forth in the applicable registration rights agreements.  Our registration statement with respect to 317,466 shares of common stock issued in our September 2002 financing was not declared effective within the prescribed time period imposed by the applicable registration rights agreement. Under the terms of that agreement, we are therefore required to pay the investors in our September 2002 financing a penalty in the aggregate amount of $.3 million.  This amount is reflected as a component of accrued expenses at September 30, 2003 and June 30, 2003.

The fair market value of the warrants issued on September 10, 2003 as calculated using the Black Scholes pricing model was estimated at $8.2 million. The proceeds allocated to the warrants of $1.7 million was recorded as a credit to shareholders equity.  The value of the beneficial conversion feature embedded in the shares of Series C preferred issued on September 10, 2003 based upon the proceeds allocated to the Series C Preferred stock is approximately $2 million and was recorded as an immediate non-cash dividend to the Series C Preferred stockholders in the first quarter fiscal 2004, and will be included in the computation of the loss available to common stockholders and in the loss per share in the fiscal first quarter of fiscal year ended June 30, 2004, as well as the cumulative periods results for the second, third and fourth quarters of fiscal 2004.  The excess of the aggregate fair value of the beneficial conversion feature over the proceeds allocated amounted to $4.2 million and it will not be reflected in the results of operations or financial position of the Company at June 30, 2004.

The effects of the September 2003 financing on the purchase price adjustment terms of our September 2002 financing and on the antidilution protection provisions of our series B preferred stock resulted in a significant increase in potential common shares outstanding and a significant non cash dividend to the Series B preferred shareholders and therefore resulted in approximately a $1.1 million increase in our loss per share available to common shareholders in the first quarter of fiscal year ended 2004 as well as the cumulative periods results for the second, third and fourth quarters of fiscal 2004.  The excess of the adjusted aggregate fair value of the beneficial conversion feature over the proceeds allocated to the preferred shares amounted to $6.8 million and this excess will not be reflected in the results of operations or financial position of the Company at June 30, 2004.

We anticipate that existing cash balances at September 30, 2003, together with cash generated from sales of our product, will be adequate to meet the Company’s current and expected cash requirements for the next twelve months, including the impact of the tax exposure issue related to our option plan discussed in note (3) and the liability associated with our failure to timely register certain preferred shares as discussed in note (4) to our unaudited condensed consolidated financial statements. However, a change in circumstance, such as a reduction in the anticipated growth of demand for our products, could necessitate that the Company seek additional debt or equity capital. The Company believes that future TeleVantage revenues will increase and thereby reduce future operating losses. However, the rate at which these revenues may increase will be highly dependent on the overall telecommunications industry capital spending environment, the rate of market acceptance of TeleVantage and the success of the Company’s strategic relationship with Toshiba. The Company does not presently meet the minimum stockholder equity requirement of $2.5 million for continued listing on the NASDAQ SmallCap Market. The Company may seek equity financing to increase its shareholders’ equity in order to satisfy this requirement. In addition, the Company may from time to time seek debt or equity financing for various business reasons. There can be no assurance that any additional financing will be available when needed or on acceptable terms to allow the Company to successfully achieve its operating plan or to fund future investment in its TeleVantage product line. In the event the Company seeks and successfully receives additional equity capital, such additional financing may result in significant stockholder dilution.

Our common stock may be delisted from the NASDAQ SmallCap Market at any time. If our common stock is delisted from the NASDAQ SmallCap Market, the listing of our common stock may be transferred to the over-the-counter electronic bulletin board, also referred to as the OTCBB, or the Pink Sheets. The listing of our common stock on the OTCBB or the Pink Sheets would materially reduce the liquidity of our common stock and could result in a corresponding material reduction in the price of our common stock. In addition, such delisting would materially adversely affect our access to the capital markets, and the limited liquidity and reduced price of our common stock would materially adversely affect our ability to raise capital through alternative financing sources on terms acceptable to us or at all.

Under the continuing listing requirement applicable to our listing on the NASDAQ SmallCap Market, we are required to maintain a minimum stockholders’ equity of $2.5 million. At September 30, 2003, our stockholders’ equity was $2.2 million. In response to our previous noncompliance with the minimum stockholders’ equity requirement as disclosed in our annual report on Form 10-K for the year ended June 30, 2003, a NASDAQ Listing Qualifications Panel advised us that it will continue to monitor our quarterly compliance with the minimum listing requirements. Based upon our current noncompliance with the minimum stockholders’ equity requirement, the Listing Qualifications Panel could take any of several actions, including immediately delisting our common stock from the NASDAQ SmallCap Market or imposing additional requirements for the continued listing of our common stock on the NASDAQ SmallCap Market.

Future Results

The Company intends to continue investing in the sales, marketing and development of its software-based phone system, TeleVantage.  The Company expects operating expenditures will continue at levels consistent with the amounts incurred in the first quarter of fiscal year 2004 and throughout the current fiscal year.

The Company believes that future TeleVantage revenues will increase and thereby reduce future operating losses.  However, the rate at which these revenues may increase will be highly dependent on the overall telecommunications industry capital spending environment, the rate of market acceptance of TeleVantage and the success of the Company’s strategic relationships including Toshiba and Intel.  See “Risk Factors” below.

Specifically, through an original equipment manufacturer development arrangement with Artisoft, Toshiba is marketing TeleVantage 5.0 under the Strata CS brand, which is being distributed and supported through Toshiba’s established dealer channel.  Under the terms of the agreement, Toshiba will purchase licenses of customized versions of the TeleVantage software product to be integrated with its digital handsets and communications server product offerings.  Any significant delay, cancellation, or termination of this arrangement with Toshiba will have a material adverse effect on the Company’s future results of operations.  However, any such events will be mitigated to the extent of the minimum revenue guarantees provided to us by Toshiba for a total remaining amount of $.3 million expected to be paid through December 31, 2003.  The agreement expires in December 2003.

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

We had operating losses for the quarter ended September 30, 2003, for the fiscal year ended June 30, 2003 and in each of the last nine fiscal years. We also had negative cash flow from operating activities in four out of the last eight fiscal years. If our revenues do not increase significantly we may never achieve profitability, on a sustained basis or at all, or generate positive cash flow in the future. In that case our business will fail. We expect to incur significant future operating losses and negative cash flows but we anticipate that existing cash balances at September 30, 2003, together with cash generated from sales of our product, will be adequate to meet the Company’s current and expected cash requirements for the next twelve months.

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

Our operating results have in the past fluctuated, and may in the future fluctuate, from quarter to quarter. The resulting continued unpredictability of our operating results could depress the market price of our common stock, particularly if operating results do not meet the expectations of public market analysts or investors. Factors that contribute to fluctuations in our operating results include:

•                                          the extent and timing of sales recognized from significant customers, particularly Toshiba;

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

If distributors, resellers and original equipment manufacturers in the software industry choose not to focus their marketing efforts on software-based phone systems or on products competitive with TeleVantage, our sales efforts will be materially adversely affected. In the quarter ended September 30, 2003, our distributor, Paracon, accounted for 37% of our total net product revenue. In the fiscal year 2003, Paracon accounted for 42% of our total net product revenue. In fiscal year 2002, Paracon accounted for 32% of our total net product revenue. We depend upon the availability of distribution outlets similar to these relationships to market TeleVantage. In addition, our operating results would be adversely affected if one of our major distributors, resellers or original equipment manufacturers fails to pay us for the products they purchase from us. At September 30, 2003, Paracon represented approximately 33% of our outstanding trade receivables, and at June 30, 2003, Paracon represented approximately 36% of our outstanding trade receivables. Our relationship with Paracon is through its subsidiary Scansource, which is doing business as Catalyst Telecom.

Our common stock may be delisted from the NASDAQ SmallCap Market and transferred to the over-the-counter electronic bulletin board or the Pink Sheets, which would reduce the liquidity of our common stock and may depress the price of our common stock.

If our common stock is delisted from the NASDAQ SmallCap Market, the listing of our common stock may be transferred to the over-the-counter electronic bulletin board, also referred to as the OTCBB, or the Pink Sheets. The listing of our common stock on the OTCBB or the Pink Sheets would materially reduce the liquidity of our common stock and could result in a corresponding material reduction in the price of our common stock. In addition, such delisting would materially adversely affect our access to the capital markets, and the limited liquidity and reduced price of our common stock would materially adversely affect our ability to raise capital through alternative financing sources on terms applicable to us or at all.

Under the continuing listing requirement applicable to our listing on the NASDAQ SmallCap Market, we are required to maintain a minimum stockholders’ equity of $2.5 million. At September 30, 2003, our stockholders’ equity was $2.2 million. In response to our previous noncompliance with the minimum stockholders’ equity requirement as disclosed in our annual report on Form 10-K for the year ended June 30, 2003, a NASDAQ Listing Qualifications Panel advised us that it will continue to monitor our quarterly compliance with the minimum listing requirements. Based upon our current noncompliance with the minimum stockholders’ equity requirement, the Listing Qualifications Panel could take any of several actions, including immediately delisting our common stock from the NASDAQ SmallCap Market or imposing additional requirements for the continued listing of our common stock on the NASDAQ SmallCap Market.

We may need to procure additional third party financing, but financing may not be available when needed or upon terms acceptable to us.

In order to obtain the funds to continue our operations and meet our working capital requirements, we may require additional equity financing or debt financing. The proceeds from our series C preferred stock financing completed in September 2003 may not be sufficient to meet our business needs. Any additional financing may not be available to us on terms acceptable to us or at all.

The issuance and sale of our securities could have the effect of substantially diluting the interests of our current stockholders.

If we issue securities of Artisoft, our current stockholders may experience substantial dilution of their ownership in Artisoft. The holders of our series B preferred stock, the holders of common stock issued pursuant to our September 2002 financing and the holders of our series C preferred stock have price-related antidilution protection in the event of future issuances of securities by us. These provisions could substantially dilute your interest in Artisoft in the event of a future financing transaction. In addition, those same investors all have the right to participate in future capital raising transactions by Artisoft. The existence of this right may substantially reduce Artisoft’s ability to establish terms with respect to, or enter into, any financing with parties other than the investors. The terms of any additional financing we may enter into may impose substantial constraint on our ability to operate our business as we deem appropriate.  In September 2003, Artisoft completed a financing which resulted in the registration of 8,225,437 common shares.  Of these, 2,971,433 resulted from the antidilution rights of the Series B preferred stockholders and the holders of common stock issued pursuant to our September 2002 financing.

Our market is highly competitive; if we fail to compete successfully, our products will not be successful.

•                  We compete with other phone system companies, many of which have substantially greater financial, technological, production, sales and marketing and other resources, as well as greater name recognition and larger customer bases, than does Artisoft. Given the greater financial resources of many of our competitors, our products may not be successful or even accepted. The computer telephony industry is highly competitive and is characterized by rapidly evolving industry standards. We believe that the principal competitive factors affecting the markets we serve include: product architecture, functionality and features;

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

The introduction of products incorporating new technologies and the emergence of new industry standards could render TeleVantage obsolete and unmarketable. If this occurs, we would likely lose market share. The markets for computer telephony solutions are characterized by rapid technological change, changing customer needs, frequent product introductions and evolving industry standards within the markets for computer technology solutions. Our future success will depend upon our ability to develop and introduce new computer telephony products, including new releases and enhancements, on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of our customers.

Some of our stockholders have acquired a substantial interest in Artisoft and may be able to exert substantial influence over Artisoft’s actions.

Based upon their substantial stock ownership and their director rights, Austin W. Marxe and David M. Greenhouse may be able to exert substantial influence over matters submitted to our stockholders for approval and our management and affairs, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. As of July 31, 2003 and allowing for the antidilutive effects of our September 2003 series C preferred stock financing, Austin W. Marxe and David M. Greenhouse beneficially owned approximately 65.5% of our common stock. In addition, Austin W. Marxe and David M. Greenhouse, through their affiliates, have the right to elect two directors and the right to designate an additional director. Effective as of August 28, 2002, the holders of our series B preferred stock elected Robert J. Majteles to our board of directors. Mr. Majteles was selected for election by an affiliate of Austin W. Marxe and David M. Greenhouse under an agreement among the holders of the series B preferred stock.

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

We have change in control agreements with two of our executive officers that provide that in the event of termination of employment of an executive officer within two years of the change in control either without cause or by the executive for “good reason,” such as a reduction in duties and responsibilities:

•                  all of the executive’s unvested options vest and become exercisable in full; and

•                  Artisoft will pay the executive a lump sum equal to one year’s, or two years’ in the case of the Chief Executive Officer, base salary plus bonus.

Due to open market purchases of our common stock, a change in control, within the meaning of the change in control agreements, occurred in October 2002. Therefore, each of the executives set forth in the table below will receive benefits under his change in control agreement in the event his employment at Artisoft is terminated prior to 2004 either without cause or for good reason. The salary and bonus of each executive for Artisoft’s 2003 fiscal year ended June 30, 2002 is also set forth on the table below.

Name	Title	Fiscal 2003 Salary	Fiscal 2003 Bonus

Steven G. Manson	President and Chief Executive Officer	$210,000	—
Christopher Brookins	Vice President of Development and Chief Technology Officer	$166,400	—

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

Our success is dependent upon our software code base, our programming methodologies and other intellectual properties. If we are unable to protect these properties, we will not be able to remain technologically competitive and our business will suffer. To protect our proprietary technology, we rely primarily on a combination of trade secret laws and nondisclosure, confidentiality, and other agreements and procedures, as well as copyright and trademark laws. These laws and actions may afford only limited protection. We may not be able to deter misappropriation of our proprietary information or to prevent the successful assertion of an adverse claim to software utilized by us. In addition, we may not be able to detect unauthorized use and take effective steps to enforce our intellectual property rights. In selling our products, we rely primarily on “shrink wrap” licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of some jurisdictions. In addition, the laws of some foreign countries provide substantially less protection to our proprietary rights than do the laws of the United States.

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

Item 4. - CONTROLS AND PROCEDURES

Artisoft’s management, with the participation of Artisoft’s chief executive officer and chief financial officer, evaluated the effectiveness of Artisoft’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2003.  Based on this evaluation, Artisoft’s chief executive officer and chief financial officer concluded that, as of September 30, 2003, Artisoft’s disclosure controls and procedures were (1) designed to ensure that material information relating to Artisoft, including its consolidated subsidiaries, is made known to Artisoft’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by Artisoft in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in Artisoft’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, Artisoft’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 10, 2003, we issued and sold to several investors, including R.R. Stolworthy, Inc.and certain entities and affiliates of Jon D. Gruber, Perkins Capital Management, Inc., Whitebox Advisors and Constable Capital QP, LLC, an aggregate of 2,627,002 shares of series C convertible preferred stock at a per share purchase price equal to $1.50 and warrants to purchase an aggregate of 2,627,002 shares of common stock at an initial per share price equal to $1.88.  The aggregate offering price for the sale of the series C convertible preferred stock was $3.9 million.  No underwriters were involved in the foregoing sale of securities. Such sale was made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Section 4(2) thereof, relative to sales by an issuer not involving any public offering, and the rules and regulations thereunder.

Conversion of Series C Preferred.  The holders of the series C preferred stock have the right, at any time and at their option, to convert each share of series C preferred stock into a number of shares of our common stock determined by dividing the then-applicable per share liquidation preference of the series C preferred stock by the then-applicable per share conversion price of the series C preferred stock. The conversion price is be subject to adjustment in the case of any stock dividend, stock split, combination, capital reorganization, reclassification, merger or consolidation by Artisoft. With limited exceptions, the conversion price is also subject to adjustment in the case of an issuance of shares of our common stock, or securities exercisable for or convertible into our common stock, at a per share price less than the conversion price then in effect. In the event that this occurs, the conversion price will be reduced to equal the per share price of the issued securities. As of the date of this Quarterly Report on Form 10-Q, the conversion price of our series C preferred stock was $1.50.

The number of shares of common stock that a holder of series C preferred stock may acquire upon conversion of series C preferred stock is limited to the extent necessary to ensure that, following such conversion (or other issuance), the total number of shares of common stock then beneficially owned by the holder does not exceed 9.999% of the total number of issued and outstanding shares of common stock. This provision does not apply, however, to any holder of series C preferred stock whose beneficial ownership of common stock as of June 27, 2003 exceeded 9.999% of the total number of issued and outstanding shares of common stock as of such date until such time as the beneficial ownership of common stock of such holder does not exceed 9.999% of the total number of issued and outstanding shares of common stock.

Exercise of Warrants.  The warrants have a term of exercise expiring on June 27, 2010. The number of shares issuable upon exercise and the per share exercise price of the warrants is subject to adjustment in the case of any stock dividend, stock split, combination, capital reorganization, reclassification or merger or consolidation. Subject to limited exceptions, the per share exercise price of the warrants is also subject to adjustment in the case of an issuance of shares of common stock or securities exercisable for or convertible into common stock, at a per share price less than the per share exercise price of the warrants then in effect. In the event of such an issuance, the per share exercise price of the warrants will be reduced to equal the per share price of that issuance. The warrants are exercisable at any time prior to their expiration date by delivering the warrant certificates to us, together with a completed election to purchase and the full payment of the exercise price or by means of a “net exercise” feature under which Artisoft does not receive any cash, but rather, the number of shares issued upon exercise is net of the number of shares withheld by Artisoft in lieu of payment of the exercise price. This net exercise right is generally limited to times when Artisoft is not in compliance with its obligations relating to the registration of the shares of common stock underlying the warrants for resale under Artisoft’s registration rights agreement with respect to those shares.

The number of shares of common stock that a warrant holder may acquire upon exercise of a warrant is limited to the extent necessary to ensure that, following such exercise (or other issuance), the total number of shares of common stock then beneficially owned by the holder does not exceed 9.999% of the total number of issued and outstanding shares of common stock. This provision does not apply, however, to any warrant holder whose beneficial ownership of common stock as of June 27, 2003 exceeded 9.999% of the total number of issued and outstanding shares of common stock as of such date until such time as the beneficial ownership of common stock of such holder does not exceed 9.999% of the total number of issued and outstanding shares of common stock.

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 10, 2003, Artisoft held a special meeting of stockholders.  At the meeting, the votes cast for and against the matters presented to Artisoft’s stockholders, as well as the number of abstentions and broker non-votes, were as follows:

To authorize the issuance and sale under the terms of a purchase agreement dated June 27, 2003 of (1) 2,627,002 shares of Artisoft’s Series C Convertible Preferred Stock, $1.00 par value per share, at a per share price equal to $1.50 and (2) warrants to purchase an aggregate of 2,627,002 shares of common stock, $.01 par value per share, at an initial per share exercise price of $1.88.

VOTES FOR	VOTES AGAINST	VOTES ABSTAINING	BROKER NON- VOTES
2,032,673	101,733	8,822	0

Item 5. - EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

The Exhibits filed as part of this Form 10-Q for the quarter ended September 30, 2003 are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.  Documents listed on such Exhibit Index, except for documents identified by footnotes, are being filed as exhibits herewith.  Documents identified by footnotes are not being filed herewith and, pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, reference is made to such documents as previously filed as exhibits filed with the Securities and Exchange Commission.  Artisoft’s file number under the Securities Exchange Act of 1934 is 000-19462.

b.  Reports on Form 8-K

On July 22, 2003, Artisoft filed a Current Report on Form 8-K dated July 22, 2003 for the purpose of filing under Item 5 (Other Events) with the Securities and Exchange Commission as an exhibit thereto Artisoft’s press release dated July 22, 2003, announcing that its stock will continue to be listed on the NASDAQ SmallCap Market via a temporary exception from the minimum shareholders’ equity continued listing requirement.

On August 7, 2003, Artisoft furnished a Current Report on Form 8-K dated August 7, 2003 for the purpose of furnishing under Item 12 (Results of Operation and Financial Condition) to the Securities and Exchange Commission as an exhibit thereto Artisoft’s press release dated August 7, 2003, announcing Artisoft’s financial results for the fiscal year and quarter ended June 30, 2003.

On September 18, 2003, Artisoft filed a Current Report on Form 8-K dated September 10, 2003 for the purpose of (i) reporting under Item 1 (Change in Control of the Registrant) with the Securities and Exchange Commission that a change in control of Artisoft may be deemed to have occurred following to the issuance and sale of an aggregate of 2,627,002 shares of series C convertible preferred stock of Artisoft at a per share purchase price of $1.50 and warrants to purchase up to 2,627,002 shares of common stock at a per share purchase price of $1.88 on September 10, 2003, (ii) filing under Item 5 (Other Events) with the Securities and Exchange Commission as an exhibit thereto Artisoft’s press release dated September 11, 2003, announcing the closing of the issuance and sale of the series C convertible preferred stock and warrants to purchase shares of common stock on September 10, 2003 and (iii) filing under Item 5 (Other Events) with the Securities and Exchange Commission a description of the capital stock of Artisoft.

On September 24, 2003, Artisoft furnished a Current Report on Form 8-K dated September 24, 2003 in order to comply with the terms of its temporary listing exception on the NASDAQ SmallCap Market and furnished under Item 9 (Regulation FD Disclosure) to the Securities and Exchange Commission as an exhibit thereto Artisoft’s unaudited consolidated balance sheets at August 31, 2003 and the unaudited consolidated balance sheets at August 31, 2003, as adjusted to reflect Artisoft’s receipt of the gross proceeds from its September 10, 2003 financing and Artisoft’s payment of the estimated costs relating to that financing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTISOFT, INC.

Date: November 14, 2003	By /s/ STEVEN G. MANSON
Steven G. Manson
President and Chief Executive Officer

Date: November 14, 2003	By /s/ DUNCAN G. PERRY
Duncan G. Perry
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Designation	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002