Form 10-Q
period 2003-12-31
ARTISOFT INC
filed 2004-02-17
CIK 877931

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2003
OR
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class of Common Stock	Shares Outstanding as of February 13, 2004
Common Stock, $0.01 par value per share	3,823,352

FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to a number of risks and uncertainties. All statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "will", "believe", "anticipate", "intend", "estimate", "expect", "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic alliances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. The forward-looking statements provided by Artisoft in this Quarterly Report on Form 10-Q represent Artisoft's estimates as of the date this report is filed with the SEC. We anticipate that subsequent events and developments will cause our estimates to change. However, while we may elect to update our forward-looking statements in the future, we specifically disclaim any obligation to do so. Our forward-looking statements should not be relied upon as representing our estimates as of any date subsequent to the date this report is filed with the SEC.

ARTISOFT, INC. QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.—FINANCIAL STATEMENTS

ARTISOFT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31, 2003	June 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$4,198	$3,041
Trade receivables, net of allowances of $189 and $182 at December 2003 and June 2003, respectively	964	838
Inventories	122	18
Prepaid expenses	175	368

Total current assets	5,459	4,265

Property and equipment	3,844	3,756
Less accumulated depreciation and amortization	(3,483)	(3,296)

Net property and equipment	361	460

Other assets	204	269

	$6,024	$4,994

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$250	$396
Accrued liabilities	1,291	2,149
Deferred revenue	2,750	2,768
Customer deposits	229	—

Total current liabilities	4,520	5,313

Shareholders' equity:
Preferred stock, $1.00 par value. Authorized 11,433,600 shares;	—	—
Series A preferred stock. Authorized 50,000 shares; no shares issued at December 31, 2003 and June 30, 2003
Series B preferred stock. Authorized 2,800,000 shares; issued 2,800,000 shares at December 31, 2003 and June 30, 2003 (aggregate liquidation value $7 million)	2,800	2,800
Series C Preferred Stock. Authorized 2,627,002 shares; issued 2,627,002 series C shares at December 31, 2003 (aggregate liquidation value $4 million) and none at June 30, 2003; outstanding 2,560,335 at December 31, 2003 and none at June 30, 2003	2,560	—
Common stock, $.01 par value. Authorized 50,000,000 shares; issued 6,040,135 common shares at December 31, 2003 and 5,206,243 at June 30, 2003	60	52
Additional paid-in capital	109,591	108,505
Accumulated deficit	(42,706)	(40,726)
Deferred Toshiba equity cost	(1,121)	(1,270)
Less treasury stock, at cost, 2,216,783 shares of common stock at December 31,2003 and June 30, 2003	(69,680)	(69,680)
Net shareholders' equity (deficit)	1,504	(319)

	$6,024	$4,994

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ARTISOFT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Net product revenue	$1,970	$1,556	$3,937	$2,999
Cost of sales	47	54	105	90
Gross profit	1,923	1,502	3,832	2,909
Operating expenses:
Sales and marketing	1,314	1,143	2,663	2,535
Product development	800	650	1,581	1,450
General and administrative	803	933	1,577	2,586

Total operating expenses	2,917	2,726	5,821	6,571

Loss from operations	(994)	(1,224)	(1,989)	(3,662)
Other income, net	4	19	9	41

Net loss	(990)	(1,205)	(1,980)	(3,621)
Deemed dividend to series C preferred shareholders	—	—	(2,009)	—
Deemed dividend to series B preferred shareholders	—	—	(1,088)	(2,006)

Loss applicable to common shareholders	$(990)	$(1,205)	$(5,077)	$(5,627)

Loss applicable to common shareholders per share—basic and diluted	$(0.27)	$(0.41)	$(1.49)	$(2.00)

Weighted average common shares outstanding—basic and diluted	3,692	2,959	3,416	2,807

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ARTISOFT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Six Months Ended December 31
	2003	2002
Cash flows from operating activities:
Net loss	$(1,980)	$(3,621)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	245	354
Amortization of deferred Toshiba equity costs	149	126
Non-cash compensation	285	—
Non-cash changes in accounts receivable and inventory allowances:
Additions	56	15
Reductions	(45)	(19)
Changes in assets and liabilities:
Receivables
Trade accounts	(137)	312
Inventories	(104)	—
Prepaid expenses	193	105
Accounts payable	(146)	(134)
Accrued liabilities	(858)	296
Deferred revenue	(18)	(107)
Customer deposits	229	559
Other assets	7	40

Net cash used in operating activities	(2,124)	(2,074)

Capitalization of developed software	—	(154)
Purchases of property and equipment	(88)	(182)

Net cash used in investing activities	(88)	(336)
Cash flows from financing activities:
Proceeds from issuance of Series C preferred stock, net of expenses	3,338	—
Proceeds from issuance of common stock through employee stock purchase plan and exercise of employee options, net of expenses	31	1,879

Net cash provided by financing activities	3,369	1,879

Net increase/(decrease) in cash and cash equivalents	1,157	(531)
Cash and cash equivalents at beginning of period	3,041	6,020

Cash and cash equivalents at end of period	4,198	5,489

SUPPLEMENTAL CASH FLOW INFORMATION FROM FINANCING ACTIVITIES:
Non cash dividend to series C preferred shareholders	2,009	—
Non cash dividend to series B preferred shareholders	1,088	2,006

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ARTISOFT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

        Artisoft, Inc., ("Artisoft", the "Company" or the "Registrant") develops, markets and sells computer telephony software application products.

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

        The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The balance sheet amounts at June 30, 2003 in this report were derived from the Company's audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2003. In the opinion of management, the accompanying financial statements include all adjustments of a normal recurring nature, which are necessary for a fair presentation of the financial results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, the Company recommends that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003 on file with the SEC. The results of operations for the three and six months ended December 31, 2003 are not necessarily indicative of the results to be expected for the full year or any other future periods.

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

(2) SIGNIFICANT ACCOUNTING POLICIES

Stock-Based Compensation

        The Company applies APB Opinion No. 25 in accounting for its stock incentive plan and accordingly, no compensation cost has been recognized for its stock options in the financial statements since the exercise price has equaled the fair market value of the underlying stock on the grant date. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss and net loss per common equivalent share for the three- and six-month period ended December 31, 2003 and 2002 would have been increased to the pro forma amounts indicated below (in thousands, except per share prices):

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Reported net loss applicable to common stock	$(990)	$(1,205)	$(5,077)	$(5,627)
Stock based compensation expense determined under fair value method for all awards	$(290)	$(578)	$(623)	$(1,156)
Pro forma net loss applicable to common stock	$(1,280)	$(1,783)	$(5,700)	$(6,783)
Reported loss per share applicable to common stock	(.27)	(.41)	(1.49)	(2.00)
Pro forma loss per share applicable to common stock	(.35)	(.60)	(1.67)	(2.42)

        Generally, options become exercisable over a four-year period commencing on the date of the grant and vest 25% at the first anniversary of the grant date with the remaining 75% vesting in equal monthly increments over the remaining three years of the vesting period. The fair value of options granted was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal 2004	Fiscal 2003
Expected dividend yield	0%	0%
Volatility factor	113%	111%
Risk free interest rate	3.3%	3.3%
Expected life	6 Years	6 years

Recent Accounting Pronouncements

        In November 2002, the Emerging Issues Task Force (EITF) issued EITF No. 00-21, Revenue Arrangements with Multiple Deliverables, which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF No. 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have a significant impact on our consolidated financial position and results of operations.

        In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, and, in December 2003, issued a revision to that interpretation (FIN 46R). FIN 46R replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity (VIE) is defined as (a) an ownership, contractual or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest, or (b) an entity lacking the invested capital sufficient to fund future activities without the support of a third party. FIN 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. The Company adopted the provisions of FIN 46R during the three months ended December 31, 2003. The Company's adoption of FIN 46R did not have a material effect on its financial position or results of operations.

        In May 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) 150, Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount at inception, varies in something other than the fair value of the issuer's equity shares or varies inversely related to changes in the fair value of the issuer's equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on our financial position or results of operations.

(3) TAX EXPOSURE

        In the course of a review of various compensation plans for the quarter ended September 30 2002, it was determined that Artisoft had a potential tax exposure for prior period activity. Based on initial estimates, the amount accrued at that time was $.7 million and is included in the six-month period ending December 31, 2002. This accrual was subsequently reduced to $.4 million during the quarter ended March 31, 2003 to reflect management's estimate of continuing exposure. The accrual is based on currently available information and represents management's best estimate. The impact of the ultimate resolution of this issue could differ materially from the amount of the established reserve.

(4) PREFERRED STOCK

        September 2003 Financing.    In September 2003, Artisoft issued and sold an aggregate of 2,627,002 shares of its series C convertible preferred stock to investors in a private placement at a per share price equal to $1.50. The investors also received warrants to purchase up to 2,627,002 shares of Artisoft's common stock at a per share exercise price equal to $1.88. Proceeds from the financing were $3.9 million, and related expenses were $.6 million.

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

        If we liquidate, dissolve or wind up, then the holders of series C preferred stock will be entitled, before any distributions are made to the holders of common stock, to an amount equal to $1.50 per share, subject to adjustment. For purposes of this liquidation preference, the series C preferred stock will rank on a parity with the series B preferred stock, which carries a similar liquidation preference in the amount of $2.50 per share. An acquisition of Artisoft by merger, consolidation or sale of substantially all assets will generally be treated as a liquidation, unless the liquidation preference is waived by the holders of a majority of the series C preferred stock or series B preferred stock then outstanding, as the case may be.

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

        As a result of the effects of Artisoft's September 2003 financing on the purchase price adjustment terms applicable to Artisoft's September 2002 financing, Artisoft issued an additional 660,327 shares of common stock to the investors in its September 2002 financing.

        Following the September 2003 financing, the per share exercise price of the common stock purchase warrants issued by Artisoft in its 2001 financing was adjusted from $6.30 per share to $1.50 per share. These warrants have a call provision that provides that if the closing per share bid price of the common stock exceeds $45.00 for 30 consecutive trading days and certain other conditions are met, Artisoft has the right to require the warrant holders to exercise their warrants for common stock.

        The investors in each of the September 2003, September 2002 and 2001 financings have the right to participate in future nonpublic capital raising transactions by Artisoft. This right, as held by the investors in the September 2002 financing, is not exercisable unless and until the expiration in full of the similar rights of the investors in the September 2003 and 2001 financings.

        We registered for resale with respect to each of our September 2003, September 2002 and 2001 financings the shares of common stock issued in those financings or issuable upon the conversion or exercise, as the case may be, of the preferred stock and warrants issued in those financings under the Securities Act of 1933. These registrations include shares of common stock we issued or which we may issue as a result of the effects of the September 2003 financing on the purchase price adjustment terms of our September 2002 financing and the antidilution protection terms of our series B preferred stock and the effects of the September 2002 financing on the antidilution protection terms of our series B preferred stock. We were subject to cash penalties if we did not file the registration statements with respect to these registrations, and if those registration statements were not declared effective by the SEC, within the prescribed time periods set forth in the applicable registration rights agreements. Our registration statement with respect to 317,466 shares of common stock issued in our September 2002 financing was not declared effective within the prescribed time period imposed by the applicable registration rights agreement. Under the terms of that agreement, we were therefore required to pay the investors in our September 2002 financing a penalty in the aggregate amount of $.3 million. In December 2003 the Company issued an aggregate of 82,610 shares of common stock and warrants to purchase an aggregate of 82,610 shares of common stock at a per share exercise price of $4.00 to pay in full the liquidated damages of $.3 million.

        The fair market value of the warrants issued on September 10, 2003 as calculated using the Black Scholes pricing model was estimated at $8.2 million. The proceeds allocated to the warrants of $1.7 million was recorded as a credit to shareholders equity. The value of the beneficial conversion feature embedded in the shares of series C preferred stock issued on September 10, 2003 based upon the proceeds allocated to the series C preferred stock is approximately $2.0 million, was recorded as an immediate non-cash deemed dividend to the series C preferred stockholders in the first quarter of fiscal 2004 and was included in the computation of the loss available to common stockholders and in the loss per share in the first quarter of the fiscal year ending June 30, 2004. The excess of the aggregate fair value of the beneficial conversion feature over the proceeds allocated amounted to $4.2 million and will not be reflected in the results of operations or financial position of the Company as of and for the year ended June 30, 2004.

        The effects of the September 2003 financing on the purchase price adjustment terms of our September 2002 financing and on the antidilution protection provisions of our series B preferred stock resulted in a significant increase in potential common shares outstanding and a significant non-cash deemed dividend to the series B preferred stockholders and therefore resulted in an approximate $1.1 million increase in our loss per share available to common shareholders in the first quarter of the fiscal year ending June 30, 2004. The excess of the adjusted aggregate fair value of the beneficial conversion feature over the proceeds allocated to the preferred shares amounted to $6.8 million, and this excess will not be reflected in the results of operations or financial position of the Company as of and for the year ending June 30, 2004.

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

(6) COMPUTATION OF NET LOSS PER SHARE

        Net loss per basic and diluted share are based upon the weighted average number of common shares outstanding. Common equivalent shares, consisting of outstanding stock options, convertible preferred shares and warrants to purchase common stock are included in the diluted per share calculations where the effect of their inclusion would be dilutive. Common stock equivalents have been excluded for all periods presented as they are antidilutive.

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Antidilutive potential common shares excluded from net loss per share (thousands)	9,488	1,994	6,575	1,686

Item 2.—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion together with the consolidated financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q. This item, including, without limitation, the information set forth under the heading "Future Results", contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 that involve risks and uncertainties. Actual results may differ materially from those included in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth under "Risk Factors" commencing on page 20, as well as those otherwise discussed in this section and elsewhere in this quarterly report on Form 10-Q. See "Forward-Looking Statements".

        Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Areas where significant judgments are made include, but are not limited to revenue recognition. Actual results could differ materially from these estimates. For a more detailed explanation of the judgments made in these areas, please refer to our annual report on Form 10-K for the year ended June 30, 2003, as filed with the Securities and Exchange Commission on September 29, 2003.

Summary

        The following is a summary of the areas that management believes are important in understanding the results of the quarter. This summary is not a substitute for the detail provided in the following pages or for the consolidated financial statements and notes that appear elsewhere in this document.

        For the quarter ended December 31, 2003 total net revenues were unchanged from the quarter ended September 30, 2003, and we experienced a total net revenue increase of approximately 27% over the second quarter in the previous fiscal year. We achieved this increase compared to the quarter ended December 31, 2002 primarily through an increase in the number of TeleVantage licenses sold and partly through increasing average deal size.

        Gross margins for the quarter ended December 31, 2003 improved to 97.6% from 97.0% in the prior quarter and from 96.5% in the second quarter of the previous fiscal year. Both increases were primarily the result of efficiencies and savings derived from increased use of electronic distribution of product and licenses. We believe that all or nearly all of the savings to be achieved through electronic distribution have been achieved.

        Operating expenses for the quarter ended December 31, 2003 were unchanged, and we experienced an increase in total operating expenses of 7% over the second quarter in the previous fiscal year. The increase in operating expenses is primarily the result of limited increased personnel in the sales and marketing organization. Personnel increases in sales and marketing reflected increased sales activity and increased levels of total net revenues. Research and development expenses for the quarter ended December 31, 2003 were essentially unchanged from the quarter ended September 30, 2003, but increased 23% from the second quarter in the previous fiscal year. This increase resulted from the capitalization of development expense in the prior year and is not an indication of increased resources. General and administrative expenses for the quarter ended December 31, 2003 declined 14% when compared to the same quarter in the previous year, largely as a result of a reduction in depreciation and occupancy expenses.

        While total operating expenses for the quarter ended December 31, 2003 increased in absolute dollars compared to the second quarter of the prior fiscal year, operating expenses declined as a percentage of net revenue, to 148% in the second quarter of fiscal 2004 from 175% in the second quarter of fiscal 2003. This decrease reflects the largely fixed nature of our research and development expenses.

        We expect operating expenditures will continue at levels consistent with the amounts incurred in the first half of fiscal year 2004 throughout the current fiscal year except for increases in sales and marketing which may result from increased levels of sales efforts and increases in research and development expenditures which may result from customer requirements for features or functionality in future releases of the product

        We believe that future TeleVantage revenues will increase and thereby reduce future operating losses. Activity levels in the telecommunication industry appear to be increasing, consistent with these expectations. However, the rate at which these revenues may increase will be highly dependent on the overall telecommunications industry capital spending environment, the rate of market acceptance of TeleVantage and the success of the Company's strategic relationships including Toshiba. See "Risk Factors" below.

Results of Operations

Net Product Revenue

        Net product revenue was $2 million for the quarter ended December 31, 2003, representing an increase of 26.6% from $1.6 million for the quarter ended December 31, 2002. Net product revenue was $3.9 million for the six months ended December 31, 2003 representing an increase of 31.2% from $3 million for the six months ended December 31, 2002.

        The increase in revenue in the quarters and six months ended December 31, 2003 resulted from growth in TeleVantage software sales of licenses for use by end-users. In late December 2002, Artisoft released TeleVantage 5.0 which increased the system's scalability to almost double its previous capacity and enabled voice-over-IP connectivity to popular digital handsets. Consequently, Artisoft is able to sell to larger businesses that it was unable to accommodate before this release, resulting in an increase in average deal size due to the higher number of users associated with larger businesses. End-user license sales of TeleVantage for the quarter ended December 31, 2003 increased by $.5 million, or 41%, over the quarter ended December 31, 2002 and for the six months ended December 31, 2003 increased by $1.1 million, or 43%, over the six months ended December 31, 2002

        We distribute our products both domestically and internationally. International product revenue was $.3 million, or 13% of total revenue, for the quarter ended December 31, 2003 and $.2 million, or 13% of total revenue, for the quarter ended December 31, 2002. International product revenue was $.6 million, or 16% of total revenue for the six months ended December 31, 2003 and $.3 million, or 10% of total revenue, for the six months periods ended December 31, 2002.

Gross Profit (in thousands, except percentages)

	Three Months Ended			Six Months Ended
	December 31, 2003	December 31, 2002	Change	December 31, 2003	December 31, 2002	Change
Gross Profit	1,923	1,502	28%	3,832	2,909	31.7%
% of Net Revenue	97.6%	96.5%		97.3%	97.0%

        The increase in gross profit for both the three-month and six-month periods ended December 31, 2003 compared to the corresponding periods ended December 31, 2002 was due primarily to an increase in revenue from higher TeleVantage software sales.

Operating Expenses (in thousands, except percentages)

	Three Months Ended			Six Months Ended
	December 31, 2003	December 31, 2002	Change	December 31, 2003	December 31, 2002	Change
Sales and Marketing	1,314	1,143	15%	2,663	2,535	5%
% of Net Revenue	66.7%	73.5%		67.6%	84.5%
Product Development	800	650	23%	1,581	1,450	9%
% of Net Revenue	40.6%	41.8%		40.1%	48.3%
General and Administrative	803	933	(14%)	1,577	2,586	(39%)
% of Net Revenue	40.7%	60%		40%	86.2%
Total Operating Expenses	2,917	2,726	7%	5,821	6,571	(11%)
% of Net Revenue	148%	175%		148%	219%

  Sales and Marketing

        The decrease in sales and marketing expenses as a percentage of total net revenue for both the quarter and six-month periods ended December 31, 2003 compared to the corresponding periods ended December 31, 2002 was due primarily to an increase in net product revenue The increase in sales and marketing expenses in aggregate dollars for the three and six months ended December 31, 2003 compared to the corresponding periods ended December 31, 2002 was due primarily to an increase in employee related expenses and employee benefits related expenses due to increased personnel. We anticipate that sales and marketing costs may continue to increase for the remainder of fiscal 2004, reflecting increased sales efforts in the markets we serve

  Product Development

        The increase in product development expense both for the quarter and six-month period ended December 31, 2003 compared to the corresponding periods ended December 31, 2002 was due primarily to the capitalization of approximately $.2 million of expense attributable to development of TeleVantage 5.0 during the 2002 period. In accordance with established accounting policy, product development costs are capitalized after technological feasibility is established and until the products are available for sale. TeleVantage 5.0 reached technical feasibility during the quarter ended December 31, 2002 and was shipped on December 27 of that quarter. Development expenses, including those capitalized, were flat in the quarter ended December 31, 2002 compared with the quarter ended December 31, 2003, and we expect these costs to remain constant for the remainder of fiscal 2004, unless specific customer requirements mandate changes in the resources applied to product development.

        The decrease in product development expenses as a percentage of total net revenue for both the quarter and six-month periods ending December 31, 2003 compared to the corresponding periods ending December 31, 2002 was due primarily to an increase in net revenue.

  General and Administrative

        The decrease in general and administrative expenses for the quarter ended December 31, 2003, compared to the quarter ended December 31, 2002, of $.1 million was primarily attributable to a reduction in depreciation resulting from reduced capital expenditures for computers and networking equipment and a reduction in occupancy expense resulting from the termination of a lease for warehouse space.

        During the quarter ended September 30, 2002, the Company established a $.7 million accrual for a tax contingency related to stock option plan. The decrease in general and administrative expenses in aggregate dollars and as a percentage of total net product revenue for the six months ended December 31, 2003 compared to the corresponding period ended December 31, 2002 is due primarily to this reserve of $.7 million established in the prior period and a $.2 million decrease in occupancy, communications and employee benefits related expenses, as well as an increase in net product revenue in the current period.

Other Income, Net

        For the quarter and six-month periods ended December 31, 2003, other income was immaterial, which was consistent with the comparable periods ended December 31, 2002.

Financial Condition, Liquidity And Capital Resources (thousands)

	Positions at
	December 31, 2003	June 30, 2003	Change
Cash and cash equivalents	4,198	3,041	1,157
Working Capital	939	(1,048)	1,987
	Six Months Ended December 31, 2003	Six Months Ended December 31, 2002	Difference
Cash provided by (used in) operating activities	(2,124)	(2,074)	(50)
Cash used in investing activities	(88)	(336)	248
Cash provided by (used in) financing activities	3,369	1,879	1,490

        We believe that our cash resources are adequate to meet our short term requirements. We believe that future TeleVantage revenues will increase and that operating expenses will decrease as a percentage of net revenue, thereby reducing future operating losses. See "Future Results" below. However, the rate at which these revenues may increase will be highly dependent on the overall telecommunications industry capital spending environment, the rate of market acceptance of TeleVantage and the success of our strategic relationships including Toshiba. See "Risk Factors" below.

        If we require additional cash to meet short term requirements, or if the level of growth of TeleVantage revenue is insufficient to meet our long term business objectives or if we determine we require additional capital for other business reasons, we will need to pursue additional equity or debt financing. Such financings, if they are available on terms acceptable to us or at all, may significantly affect our stockholders, including for example, by substantially diluting their ownership interest in Artisoft. See "Risk Factors" below.

        The increase in working capital at December 2003 reflects an increase of $1.2 million in cash and cash equivalents. The increase in cash and cash equivalents of approximately $1.2 million was primarily a result of receipt of $3.9 million from the sale of series C preferred stock in our September, 2003 financing, less cash of $2.1 million used in operations of $.6 million for expenses related to our September 2003 financing and of $.1 million for the purchase of property and equipment. Other increases in working capital resulted from an increase in trade accounts receivable of $.1 million and an increase in inventory of $.1 million. The increase in inventory was a result of hardware we purchased for pilot installations for a specific enterprise sales opportunity. We may purchase inventory of third party hardware and software for enterprise sales opportunities from time to time. Any of these purchases do not reflect an emphasis on resale of third party products.

        Accounts payable decreased by $.1 million and accrued liabilities decreased by $.9 million. The decrease in accrued liabilities at December 31, 2003 resulted from the settlement of $.3 million relating to a penalty arising from the non-registration of securities issued in our September 2002 financing within prescribed time limits. The balance of the decrease arose primarily from the payment of executive severance of $.2 million and professional fees of $.3 million. These increases in working capital were partially offset by a reduction in prepaid expenses of $.2 million and an increase of $.2 million in customer deposits.

        We used cash of $2.1 million to fund operating activities during the six months ended December 31, 2003. The cash used in operating activities was principally the result of $2 million in net loss offset by depreciation and amortization of $.4 million, and non-cash compensation relating to the penalty referred to above of $.3 million. At December 31, 2003, both trade receivables and inventories increased by $.1 million, accounts payable decreased by $.1 million, and accrued liabilities decreased by $.9 million. These were offset by a reduction in prepaid expenses of $.2 million and an increase in customer deposits of $.2 million.

        For the past 5 quarters we have received payments ranging from $.3 million to $.4 million from Toshiba under the terms of our OEM agreement. We received the final payment of $.3 million during the quarter ending December 31, 2003. We have extended our OEM agreement with Toshiba until February 2005, however the extended agreement does not provide for any additional minimum payments. Future payments will be based upon shipments of our products ordered by Toshiba.

        We lease office, product packaging, storage space and equipment under noncancelable operating lease agreements expiring early in fiscal year 2006.

        The approximate minimum rental commitments under noncancelable operating leases that have remaining noncancelable lease terms in excess of one year at December 31, 2003 were as follows:

Years Ending June 30	Future Minimum Lease Payments (in thousands)
2004	$576
2005	1,151
2006	236

Total	$1,963

Preferred Stock Financing

        In September 2003, Artisoft issued and sold an aggregate of 2,627,002 shares of its series C convertible preferred stock to investors in a private placement at a per share price equal to $1.50. The investors also received warrants to purchase up to 2,627,002 shares of Artisoft's common stock at a per share exercise price equal to $1.88. Proceeds from the financing were $3.9 million and related expenses were $.6 million.

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

        If we liquidate, dissolve or wind up, then the holders of series C preferred stock will be entitled, before any distributions are made to the holders of common stock, to an amount equal to $1.50 per share, subject to adjustment. For purposes of this liquidation preference, the series C preferred stock will rank on a parity with the series B preferred stock, which carries a similar liquidation preference in the amount of $2.50 per share. An acquisition of Artisoft by merger, consolidation or sale of substantially all assets will generally be treated as a liquidation, unless the liquidation preference is waived by the holders of a majority of the series C preferred stock or series B preferred stock then outstanding, as the case may be.

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

        As a result of the effects of Artisoft's September 2003 financing on the purchase price adjustment terms applicable to Artisoft's September 2002 financing, Artisoft issued an additional 660,327 shares of common stock to the investors in its September 2002 financing. In addition, as a result of the effects of the September 2003 financing on the antidilution protection provisions of Artisoft's series B preferred stock, each share of the Series B preferred stock became convertible into approximately 1.22 shares of common stock. Immediately prior to the September 2003 financing, each share of Series B preferred sock was convertible into approximately .40 shares of common stock.

        Following the September 2003 financing, the per share exercise price of the common stock purchase warrants issued by Artisoft in its 2001 financing was adjusted from $6.30 per share to $1.50 per shares. These warrants have a call provision that provides that if the closing per share bid price of the common stock exceeds $45.00 for 30 consecutive trading days and certain other conditions are met, Artisoft has the right to require the warrant holders to exercise their warrants for common stock.

        The investors in each of the September 2003, September 2002 and 2001 financings have the right to participate in future nonpublic capital raising transactions by Artisoft. This right, as held by the investors in the September 2002 financing, is not exercisable unless and until the expiration in full of the similar rights of the investors in the September 2003 and 2001 financings.

        We registered for resale with respect to each of our September 2003, September 2002 and 2001 financings the shares of common stock issued in those financings or issuable upon the conversion or exercise, as the case may be, of the preferred stock and warrants issued in those financings under the

Securities Act of 1933. These registrations include shares of common stock we issued or which we may issue as a result of the effects of the September 2003 financing on the purchase price adjustment terms of our September 2002 financing and the antidilution protection terms of our series B preferred stock and the effects of the September 2002 financing on the antidilution protection terms of our Series B preferred stock. We were subject to cash penalties if we did not file the registration statements with respect to these registrations, and if those registration statements were not declared effective by the SEC, within the prescribed time periods set forth in the applicable registration rights agreements. Our registration statement with respect to 317,466 shares of common stock issued in our September 2002 financing was not declared effective within the prescribed time period imposed by the applicable registration rights agreement. Under the terms of that agreement, we were therefore required to pay the investors in our September 2002 financing a penalty in the aggregate amount of $.3 million. This amount was reflected as a component of accrued expenses at June 30, 2003. In December 2003 the Company issued an aggregate of 82,610 shares of common stock and warrants to purchase an aggregate of 82,610 shares of common stock at a per share price of $4.00 to pay in full the liquidated damages of $.3 million.

        The fair market value of the warrants issued on September 10, 2003 as calculated using the Black Scholes pricing model was estimated at $8.2 million. The proceeds allocated to the warrants of $1.7 million were recorded as a credit to shareholders equity. The value of the beneficial conversion feature embedded in the shares of series C preferred stock issued on September 10, 2003 based upon the proceeds allocated to the series C preferred stock is approximately $2 million, was recorded as an immediate non-cash dividend to the series C preferred stockholders in the first quarter of fiscal 2004 and was included in the computation of the loss available to common stockholders and in the loss per share in the first quarter of the fiscal year ending June 30, 2004. The excess of the aggregate fair value of the beneficial conversion feature over the proceeds allocated amounted to $4.2 million and will not be reflected in the results of operations or financial position of the Company at June 30, 2004.

        The effects of the September 2003 financing on the purchase price adjustment terms of our September 2002 financing and on the antidilution protection provisions of our series B preferred stock resulted in a significant increase in potential common shares outstanding and a significant non cash dividend to the series B preferred stockholders and therefore resulted in approximately a $1.1 million increase in our loss per share available to common stockholders in the first and second quarters of the fiscal year ending 2004. The excess of the adjusted aggregate fair value of the beneficial conversion feature over the proceeds allocated to the preferred shares amounted to $6.8 million, and this excess will not be reflected in the results of operations or financial position of the Company at June 30, 2004.

Listing

        During the quarter ended December 31, 2003 our common stock was delisted from the NASDAQ SmallCap Market. Our common stock was transferred to the over-the-counter electronic bulletin board, also referred to as the OTCBB. The listing of our common stock on the OTCBB may reduce the price of our common stock and the levels of liquidity available to our stockholders. In addition, the listing of our common stock on the OTCBB could materially adversely affect our access to the capital markets, and the limited liquidity and reduced price of our common stock could materially adversely affect our ability to raise capital through alternative financing sources on terms acceptable to us or at all. Our delisting from the NASDAQ SmallCap Market may also result in other negative implications, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and fewer business development opportunities.

Future Results

        We intend to continue investing in the sales, marketing and development of our software-based phone system, TeleVantage. We expect operating expenditures will continue at levels consistent with the amounts incurred in the first half of fiscal year 2004 throughout the current fiscal year except for increases in sales and marketing which may result from increased levels of sales efforts and increases in research and development expenditures which may result from customer requirements for features or functionality in future releases of the product

        We believe that future TeleVantage revenues will increase and thereby reduce future operating losses. Activity levels in the telecommunication industry appear to be increasing, consistent with these expectations. However, the rate at which these revenues may increase will be highly dependent on the overall telecommunications industry capital spending environment, the rate of market acceptance of TeleVantage and the success of our strategic relationships including Toshiba. See "Risk Factors" below.

        Specifically, through an original equipment manufacturer resale arrangement with Artisoft, Toshiba is marketing TeleVantage 5.0 under the Strata CS brand, which is being distributed and supported through Toshiba's established dealer channel. Under the terms of the agreement, Toshiba may purchase licenses of customized versions of the TeleVantage software product to be integrated with its digital handsets and communications server product offerings. Any significant delay, cancellation, or termination of this arrangement with Toshiba may have a material adverse effect on our future results of operations. We have extended our OEM agreement with Toshiba until February 2005; however the extended agreement does not provide for any additional minimum payments.

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

        We had operating losses for the quarter and six months ended December 31, 2003, for the fiscal year ended June 30, 2003 and in each of the last nine fiscal years. We also had negative cash flow from operating activities in the six months ended December 31, 2003 and in four out of the last eight fiscal years. If our revenues do not increase significantly we may never achieve profitability, on a sustained basis or at all, or generate positive cash flow in the future. In that case our business will fail. We expect to incur significant future operating losses and negative cash flows.

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

        If distributors, resellers and original equipment manufacturers in the software industry choose not to focus their marketing efforts on software-based phone systems or on products competitive with TeleVantage, our sales efforts will be materially adversely affected. In the six months ended December 31, 2003, our distributor, Paracon, accounted for 39% of our total net product revenue. In the fiscal year 2003, Paracon accounted for 42% of our total net product revenue. In fiscal year 2002, Paracon accounted for 32% of our total net product revenue. We depend upon the availability of distribution outlets similar to these relationships to market TeleVantage. In addition, our operating results would be adversely affected if one of our major distributors, resellers or original equipment manufacturers fails to pay us for the products they purchase from us. At December 31, 2003, Paracon represented approximately 29% of our outstanding trade receivables, and at June 30, 2003, Paracon represented approximately 36% of our outstanding trade receivables. Our relationship with Paracon is through its subsidiary Scansource, which is doing business as Catalyst Telecom.

Our common stock was delisted from the NASDAQ SmallCap Market and transferred to the over-the-counter electronic bulletin which may, among other things, reduce the price of our common stock and the levels of liquidity available to our stockholders.

        During the quarter ended December 31, 2003 our common stock was delisted from the NASDAQ SmallCap Market. Our common stock was transferred to the over-the-counter electronic bulletin board, also referred to as the OTCBB. The listing of our common stock on the OTCBB may reduce the price of our common stock and the levels of liquidity available to our stockholders. In addition, the listing of our common stock on the OTCBB could materially adversely affect our access to the capital markets, and the limited liquidity and reduced price of our common stock could materially adversely affect our ability to raise capital through alternative financing sources on terms acceptable to us or at all. Our delisting from the NASDAQ SmallCap Market may also result in other negative implications, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and fewer business development opportunities.

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

        Based upon their substantial stock ownership and their director rights, Austin W. Marxe and David M. Greenhouse may be able to exert substantial influence over matters submitted to our stockholders for approval and our management and affairs, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. As of December 31, 2003, Austin W. Marxe and David M. Greenhouse beneficially owned approximately 66.2% of our common stock. In addition, Austin W. Marxe and David M. Greenhouse, through their affiliates, have the right to elect two directors and the right to designate an additional director. Effective as of August 28, 2002, the holders of our series B preferred stock elected Robert J. Majteles to our board of directors. Mr. Majteles was selected for election by an affiliate of Austin W. Marxe and David M. Greenhouse under an agreement among the holders of the series B preferred stock.

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

        Due to open market purchases of our common stock, a change in control, within the meaning of the change in control agreements, occurred in October 2002. Therefore, each of the executives set forth in the table below will receive benefits under his change in control agreement in the event his employment at Artisoft is terminated prior to October 2004 either without cause or for good reason. The salary and bonus of each executive for Artisoft's 2003 fiscal year ended June 30, 2003 is also set forth on the table below.

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

        Our TeleVantage software operates on hardware manufactured by Intel. To the extent that this hardware becomes unavailable or in short supply we could experience delays in shipping TeleVantage to our customers. In addition, we are dependent on the reliability of this hardware and to the extent the hardware has defects it will affect the performance of TeleVantage. If the hardware becomes unreliable, does not perform in a manner that is acceptable to our customers or becomes more expensive, sales of TeleVantage could fall.

        Because our products run only on Microsoft Windows servers and use other Microsoft Corporation technologies, including the Microsoft Data Engine and Microsoft SQLServer, a decline in market acceptance for Microsoft technologies or the increased acceptance of other server technologies could cause us to incur significant development costs and could have a material adverse effect on our ability to market our current products.

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

Item 3.—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

        Interest Rate Risk.    Artisoft may be exposed to interest rate risk on certain of its cash equivalents. The value of certain of our investments may be adversely affected in a rising interest rate investment environment. Although Artisoft does not anticipate any material losses from such a movement in interest rates, no assurances can be made that material losses will not be incurred in the future.

Item 4.—CONTROLS AND PROCEDURES

        Artisoft's management, with the participation of Artisoft's chief executive officer and chief financial officer, evaluated the effectiveness of Artisoft's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2003. Based on this evaluation, Artisoft's chief executive officer and chief financial officer concluded that, as of December 31, 2003, Artisoft's disclosure controls and procedures were (1) designed to ensure that material information relating to Artisoft, including its consolidated subsidiaries, is made known to Artisoft's chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by Artisoft in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        No change in Artisoft's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, Artisoft's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2.—CHANGES IN SECURITIES AND USE OF PROCEEDS

        On December 16, 2003, Artisoft issued to Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Technology Fund, L.P and Special Situations Technology Fund II, L.P., an aggregate of 82,610 shares of common stock and warrants to purchase an aggregate of 82,610 shares of common stock. Artisoft issued these securities as payment in full of Artisoft's obligation to pay liquidated damages to these entities in the amount of approximately $285,000 under a registration rights agreement covering the registration for resale of shares of common stock issued in September 2002. Artisoft issued these securities in reliance upon an exemption from the registration provisions of the Securities Act of 1933 set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering.

        The warrants are exercisable until December 16, 2008 at a per share exercise price equal to $4.00. The number of shares issuable upon exercise and the per share exercise price of the warrants is subject to adjustment in the case of any stock dividend, stock split, combination, capital reorganization, reclassification or merger or consolidation. The warrants are exercisable at any time prior to their expiration by delivery the warrant certificates to us, together with a completed election to purchase and the full payment of the exercise price. Under specified circumstances, the warrants may be exercised by means of a "net exercise" feature under which Artisoft does not receive any cash, but rather, the number of shares issued upon exercise is net of the number of shares withheld by Artisoft in lieu of payment of the exercise price.

Item 4.—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On November 18, 2003, the Company held its 2003 annual meeting of stockholders. At the meeting, the votes cast for and against the matters presented to the Company's stockholders, as well as the number of abstentions and broker non-votes, were as follows:

        Election of one class II director to serve for the ensuing three years and until his successor is elected and qualified:

        Steven G. Manson

Votes For	Votes Withheld
2,956,449	83,815

        Approval of Artisoft's 2004 Employee Stock Purchase Plan and the authorization of an aggregate of 250,000 shares of common stock for issuance under that plan.

Votes For	Votes Against	Votes Abstaining	Broker Non-Votes
5,856,124	93,717	5,356	0

Item 5.—EXHIBITS AND REPORTS ON FORM 8-K

a.
Exhibits

        The Exhibits filed as part of this quarterly report on Form 10-Q for the quarter ended December 31, 2003 are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference. Documents listed on such Exhibit Index, except for documents identified by footnotes, are being filed as exhibits herewith. Documents identified by footnotes are not being filed herewith and, pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, reference is made to such documents as previously filed as exhibits filed with the Securities and Exchange Commission. Artisoft's file number under the Securities Exchange Act of 1934 is 000-19462.

b.
Reports on Form 8-K

        On October 6, 2003, Artisoft filed a Current Report on Form 8-K dated October 3, 2003 for the purpose of filing under Item 5 (Other Events and Required FD Disclosure) with the Securities and Exchange Commission as an exhibit thereto Artisoft's press release dated October 3, 2003 announcing the continuation of the listing of its common stock on the Nasdaq SmallCap Market.

        On October 30, 2003, Artisoft filed a Current Report on Form 8-K dated October 30, 2003 for the purpose of furnishing under Item 12 (Results of Operation and Financial Condition) to the Securities and Exchange Commission as an exhibit thereto Artisoft's press release dated October 30, 2003 announcing Artisoft's financial results for the quarter ended September 30, 2003.

        On November 19, 2003, Artisoft filed a Current Report on Form 8-K dated November 18, 2003 for the purpose of filing under Item 5 (Other Events and Required FD Disclosure) with the Securities and Exchange Commission as an exhibit thereto Artisoft's press release dated November 18, 2003 announcing that its common stock will be delisted from the Nasdaq SmallCap Market effective with the open of business on November 19, 2003.

        On December 19, 2003, Artisoft filed a Current Report on Form 8-K dated December 16, 2003 (as amended by Amendment No. 1 to Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 4, 2004) for the purpose of (i) reporting under Item 5 (Other Events and Required FD Disclosure) with the Securities and Exchange Commission that on December 16, 2003 Artisoft entered into an agreement to issue an aggregate of 82,610 shares of common stock and warrants to purchase an aggregate of 82,610 shares of common stock to affiliates of Austin W. Marxe and David M. Greenhouse, and (ii) filing under Item 5 (Other Events and Required FD Disclosure) with the Securities and Exchange Commission as an exhibit thereto the agreement described in (i) above.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTISOFT, INC.
Date: February 17, 2004	By:	/s/ STEVEN G. MANSON Steven G. Manson President and Chief Executive Officer
Date: February 17, 2004	By:	/s/ DUNCAN G. PERRY Duncan G. Perry Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Designation	Description
10.1	Agreement dated December 16, 2003 among Artisoft and the Investors set forth therein, as amended, was filed with the Securities Exchange Commission on February 4, 2004 as an exhibit to Amendment No. 1 to Artisoft's Current Report on Form 8-K/A dated December 16, 2003 and is incorporated herein by reference.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

FORWARD-LOOKING STATEMENTS
INDEX
PART I—FINANCIAL INFORMATION
  Item 1.—FINANCIAL STATEMENTS
ARTISOFT, INC. AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
ARTISOFT, INC. AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
ARTISOFT, INC. AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
ARTISOFT, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2.—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3.—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 4.—CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  Item 2.—CHANGES IN SECURITIES AND USE OF PROCEEDS
  Item 4.—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  Item 5.—EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX