Form 10-Q
period 2004-03-31
ARTISOFT INC
filed 2004-05-17
CIK 877931

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
or
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class of Common Stock	Shares Outstanding as of May 7, 2004
Common Stock, $0.01 par value per share	3,823,352

FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to a number of risks and uncertainties. All statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "will", "believe", "anticipate", "intend", "estimate", "expect", "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any financings, future acquisitions, mergers, dispositions, joint ventures or strategic alliances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. The forward-looking statements provided by Artisoft in this Quarterly Report on Form 10-Q represent Artisoft's estimates as of the date this report is filed with the SEC. We anticipate that subsequent events and developments will cause our estimates to change. However, while we may elect to update our forward-looking statements in the future, we specifically disclaim any obligation to do so. Our forward-looking statements should not be relied upon as representing our estimates as of any date subsequent to the date this report is filed with the SEC.

ARTISOFT, INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX

PART I—FINANCIAL INFORMATION

Item 1.—FINANCIAL STATEMENTS

ARTISOFT, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	March 31, 2004	June 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$3,344	$3,041
Trade receivables, net of allowances of $171 and $182 at March 2004 and June 2003, respectively	1,328	838
Inventories	16	18
Prepaid expenses	213	368

Total current assets	4,901	4,265

Property and equipment	3,850	3,756
Less accumulated depreciation and amortization	(3,545)	(3,296)

Net property and equipment	305	460

Other assets	392	269

	$5,598	$4,994

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$274	$396
Accrued liabilities	1,191	2,149
Deferred revenue	2,611	2,768
Customer deposits	229	—

Total current liabilities	4,305	5,313

Shareholders' equity:
Preferred stock, $1.00 par value per share. Authorized 11,433,600 shares;	—	—
Series A preferred stock. Authorized 50,000 shares; no shares issued at March 31, 2004 and June 30, 2003
Series B preferred stock. Authorized 2,800,000 shares; issued 2,800,000 shares at March 31, 2004 and June 30, 2003 (aggregate liquidation value $7 million)	2,800	2,800
Series C Preferred Stock. Authorized 2,627,002 shares; issued 2,627,002 shares at March 31, 2004 (aggregate liquidation value $4 million) and none at June 30, 2003	2,560	—
Common stock, $.01 par value per share. Authorized 50,000,000 shares; issued 6,040,135 shares at March 31, 2004 and 5,206,243 at June 30, 2003	60	52
Additional paid-in capital	109,591	108,505
Accumulated deficit	(43,034)	(40,726)
Deferred Toshiba equity cost	(1,004)	(1,270)
Less treasury stock, at cost, 2,216,783 shares of common stock at March 31,2004 and June 30, 2003	(69,680)	(69,680)
Net shareholders' equity (deficit)	1,293	(319)

	$5,598	$4,994

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ARTISOFT, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Net product revenue	$2,494	$1,756	$6,431	$4,754
Cost of sales	72	92	177	182
Gross profit	2,422	1,664	6,254	4,572
Operating expenses:
Sales and marketing	1,537	1,423	4,201	3,958
Product development	769	829	2,350	2,278
General and administrative	448	1,081	2,025	3,667

Total operating expenses	2,754	3,333	8,576	9,903

Loss from operations	(332)	(1,669)	(2,322)	(5,331)
Other income, net	5	12	14	53

Net loss	(327)	(1,657)	(2,308)	(5,278)
Deemed dividend to series C preferred shareholders	—	—	(2,009)	—
Deemed dividend to series B preferred shareholders	—	—	(1,088)	(2,006)

Loss applicable to common shareholders	$(327)	$(1,657)	$(5,405)	$(7,284)

Loss applicable to common shareholders per share—basic and diluted	$(0.09)	$(0.56)	$(1.52)	$(2.55)

Weighted average common shares outstanding—basic and diluted	3,823	2,972	3,551	2,862

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ARTISOFT, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Nine Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(2,308)	$(5,278)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	329	545
Amortization of deferred Toshiba equity costs	266	154
Non-cash compensation	285	6
Non-cash changes in accounts receivable and inventory allowances:
Additions	58	141
Reductions	(48)	(64)
Changes in assets and liabilities:
Receivables
Trade accounts	(500)	9
Inventories	2	(10)
Prepaid expenses	155	(129)
Accounts payable	(122)	32
Accrued liabilities	(958)	369
Deferred revenue	(157)	(140)
Customer deposits	229	908
Other assets	(99)	41

Net cash used in operating activities	(2,868)	(3,416)

Capitalization of developed software	(104)	(154)
Purchases of property and equipment	(94)	(219)

Net cash used in investing activities	(198)	(373)
Cash flows from financing activities:
Proceeds from issuance of series C preferred stock, net of expenses	3,338	—
Proceeds from issuance of common stock, net of expenses	31	1,879

Net cash provided by financing activities	3,369	1,879

Net increase/(decrease) in cash and cash equivalents	303	(1,910)
Cash and cash equivalents at beginning of period	3,041	6,020

Cash and cash equivalents at end of period	3,344	4,110

SUPPLEMENTAL CASH FLOW INFORMATION FROM FINANCING ACTIVITIES:
Non cash dividend to series C preferred shareholders	2,009	—
Non cash dividend to series B preferred shareholders	1,088	2,006

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

        The unaudited condensed consolidated financial statements include the accounts of Artisoft, Inc., and its three wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

        The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The balance sheet amounts at June 30, 2003 in this report were derived from the Company's audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2003. In the opinion of management, the accompanying financial statements include all adjustments of a normal recurring nature, which are necessary for a fair presentation of the financial results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, the Company recommends that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003 on file with the SEC. The results of operations for the three and nine months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year or any other future periods.

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

(2) SIGNIFICANT ACCOUNTING POLICIES

Stock-Based Compensation

        The Company applies APB Opinion No. 25 in accounting for its stock incentive plan and accordingly, no compensation cost has been recognized for its stock options in the financial statements since the exercise price has equaled the fair market value of the underlying stock on the grant date. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss and net loss per common equivalent share for the three- and nine-month period ended March 31, 2004 and 2003 would have been increased to the pro forma amounts indicated below (in thousands, except per share prices):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Reported net loss applicable to common stock	$(327)	$(1,657)	$(5,405)	$(7,284)
Stock based compensation expense determined under fair value method for all awards	$(268)	$(578)	$(891)	$(1,733)
Pro forma net loss applicable to common stock	$(595)	$(2,235)	$(6,296)	$(9,017)
Reported loss per share applicable to common stock	$(.09)	$(.56)	$(1.52)	$(2.55)
Pro forma loss per share applicable to common stock	$(.16)	$(.75)	$(1.77)	$(3.15)

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

	Fiscal 2004	Fiscal 2003
Expected dividend yield	0%	0%
Volatility factor	118%	111%
Risk free interest rate	3.04%	3.3%
Expected life	6 Years	6 years

Recent Accounting Pronouncements

        In November 2002, the Emerging Issues Task Force (EITF) issued EITF No. 00-21, Revenue Arrangements with Multiple Deliverables, which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF No. 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have a significant impact on our consolidated financial position and results of operations

        In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, and, in December 2003, issued a revision to that interpretation (FIN 46R). FIN 46R replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity ("VIE") is defined as (a) an ownership, contractual or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest, or (b) an entity lacking the invested capital sufficient to fund future activities without the support of a third party. FIN 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. The Company adopted the provisions of FIN 46R during the three months ended December 31, 2003. The Company's adoption of FIN 46R did not have a material effect on its financial position or results of operations.

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

(3) TAX EXPOSURE

        In the course of a review of various compensation plans for the quarter ended September 30 2002, it was determined that Artisoft had a potential tax exposure for prior period activity. Based on initial estimates, the amount accrued at that time was $.7 million and was included in the six-month period ending December 31, 2002. This accrual was subsequently reduced to $.4 million during the quarter ended March 31, 2003 to reflect management's estimate of continuing exposure. During the quarter ended March 31, 2004 management estimated that the remaining accrual of $.4 million should be reversed based on currently available information. The reversal of this amount is reflected in the accompanying statement of operations for the three and nine-month periods ended March 31, 2004 as a reduction of general and administrative expense.

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

        The fair market value of the warrants issued on September 10, 2003 as calculated using the Black Scholes pricing model was estimated at $8.2 million. The proceeds allocated to the warrants of $1.7 million were recorded as a credit to shareholders equity. The value of the beneficial conversion feature embedded in the shares of series C preferred stock issued on September 10, 2003 based upon the proceeds allocated to the series C preferred stock is approximately $2.0 million, was recorded as an immediate non-cash deemed dividend to the series C preferred stockholders in the first quarter of fiscal 2004 and was included in the computation of the loss available to common stockholders and in the loss per share in the first quarter and nine month period of the fiscal year ending June 30, 2004. The excess of the aggregate fair value of the beneficial conversion feature over the proceeds allocated amounted to $4.2 million and will not be reflected in the results of operations or financial position of the Company as of and for the year ended June 30, 2004.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Antidilutive potential common shares excluded from net loss per share (thousands)	10,528	1,971	8,563	1,771

Item 2.—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion together with the consolidated financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q. This item, including, without limitation, the information set forth under the heading "Future Results", contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 that involve risks and uncertainties. Actual results may differ materially from those included in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth under "Risk Factors" commencing on page 19, as well as those otherwise discussed in this section and elsewhere in this quarterly report on Form 10-Q. See "Forward-Looking Statements".

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

        For the quarter ended March 31, 2004, total net revenues increased approximately 27% in comparison to the quarter ended December 31, 2003, and we experienced a total net revenue increase of approximately 42% over the third quarter in the previous fiscal year. We achieved these increases through an increase in the number of TeleVantage licenses sold and through increasing average deal size. Also contributing to this increase was revenue received relating to the release of TeleVantage 6.0 during the month of March 2004. New releases have traditionally resulted in an increase in sales of upgrades to both dealers and end users, as well as contributing to an overall increase in activity.

        Gross margins for the quarter ended March 31, 2004 dropped slightly to 97.1%, compared to 97.6% in the prior quarter, but increased from 94.8% in the third quarter of the previous fiscal year. This increase was primarily the result of efficiencies and savings derived from increased use of electronic distribution of product and licenses. We believe that all or nearly all of the savings to be achieved through such electronic distribution have been achieved.

        Operating expenses for the quarter ended March 31, 2004 decreased approximately 5.6%, compared to the previous quarter, and approximately 17.4%, compared to the third quarter in the previous fiscal year. The decrease in operating expenses was primarily the result of a reversal of a tax liability accrual related to our stock incentive plan. We originally established the accrual in the quarter ended September 2002 for $.7 million. We reduced the accrual by $.3 million in the third quarter of fiscal 2003 and by the remaining $.4 million in the quarter ended March 31, 2004, based on available information. During the quarter ended March 31, 2004 we also capitalized costs of $.1 million associated with the development of TeleVantage 6.0. Offsetting these operating expense reductions were costs associated with an increase in personnel in the sales and marketing organization, in the quarter ended March 31, 2004, consistent with increased levels of total net revenues. Research and development expenses for the quarter ended March 31, 2004 decreased from the quarter ended

December 31, 2003 and the third quarter of the previous fiscal year due to the capitalization of costs associated with the development of TeleVantage 6.0. General and administrative expenses for the quarter ended March 31, 2004 decreased from the quarter ended December 31, 2003 due to the aforementioned tax liability reversal. General and administrative costs decreased by 58.6% in comparison to the same quarter in the previous year, largely as a result of a reduction in professional fees, depreciation and severance costs.

        We may incur increases in research and development expenditures in response to customer requirements for features or functionality in future releases of TeleVantage. We do not intend to capitalize any further costs associated with the development of TeleVantage 6.0.

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

        We intend to continue investing in the sales, marketing and development of our software-based phone system, TeleVantage. We may incur increases in research and development expenditures in response to customer requirements for features or functionality in future releases of the product.

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

Results of Operations

Net Product Revenue

        Net product revenue was $2.5 million for the quarter ended March 31, 2004, representing an increase of 42% from $1.8 million for the quarter ended March 31, 2003. Net product revenue was $6.4 million for the nine months ended March 31, 2004 representing an increase of 35.3% from $4.8 million for the nine months ended March 31, 2003.

        The increase in revenue in the quarter and nine months ended March 31, 2004 resulted from growth in TeleVantage software sales of licenses for use by end-users. In late December 2002, Artisoft released TeleVantage 5.0 which increased the system's scalability to almost double its previous capacity and enabled voice-over-IP connectivity to popular digital handsets. Consequently, Artisoft is able to sell TeleVantage to larger businesses that it was unable to accommodate before this release, resulting in an increase in average deal size due to the higher number of users associated with larger businesses. During the quarter ended March 31, 2004 Artisoft released TeleVantage 6.0, which increased its capacity by a further 50% over that of TeleVantage 5.0.

        End-user license sales of TeleVantage for the quarter ended March 31, 2004 increased by $.7 million, or 51%, over the quarter ended March 31, 2003, and for the nine months ended March 31, 2004 increased by $1.8 million, or 46%, over the nine months ended March 31, 2003.

        We distribute our products both domestically and internationally. International product revenue was $.3 million, or 13% of total revenue, for the quarter ended March 31, 2004 and $.2 million, or 11% of total revenue, for the quarter ended March 31, 2003. International product revenue was $1 million, or 15% of total revenue for the nine months ended March 31, 2004 and $.5 million, or 10% of total revenue, for the nine month period ended March 31, 2003.

        In January 2000, Artisoft entered into an OEM and Reseller Agreement with Toshiba. Also in January 2000, Artisoft entered into an agreement with Toshiba under which Toshiba acquired 16,666 shares of Artisoft common stock at a price of $41.964 per share and was issued warrants for an additional 8,333 shares of Artisoft common stock at an exercise price of $41.964 per share. The fair market value of the Artisoft common stock on the date of execution of the definitive agreement was $129. The difference between the issuance price and fair market value of the Artisoft common stock, and the fair value of the warrants (which were valued based upon the Black Scholes Options Pricing Model) amounted to $2.3 million. Artisoft determined that the $2.3 million charge should be deferred within equity as "Deferred Toshiba Equity Costs" with an offsetting increase to additional paid-in capital and should be amortized as a reduction of product revenue in proportion to revenue recognized relating to the OEM and reseller agreement. Each quarter, as revenue from Toshiba OEM sales are recognized, the balance of Deferred Toshiba Equity Costs are reduced by an amount equal to 46% of Toshiba OEM sales, while revenues are reduced by the same amount. For the quarter ended March 31, 2004 Net product revenue was reduced by $.1 million, compared to $.0 million in the quarter ended March 31, 2003. For the nine months ended March 31, 2004 net product revenue was reduced by $.3 million, compared to $.2 million in the nine months ended March 31, 2003.

  Gross Profit (in thousands, except percentages)

	Three Months Ended			Nine Months Ended
	March 31, 2004	March 31, 2003	Change	March 31, 2004	March 31, 2004	Change
Gross Profit	2,422	1,664	45.6%	6,254	4,572	36.8%
% of Net Revenue	97.1%	94.8%		97.2%	96.2%

        The increase in gross profit for both the three-month and nine-month periods ended March 31, 2004, compared to the corresponding periods ended March 31, 2003, was due primarily to an increase in revenue from higher TeleVantage software sales

  Operating Expenses (in thousands, except percentages)

	Three Months Ended			Nine Months Ended
	March 31, 2004	March 31, 2003	Change	March 31, 2004	March 31, 2004	Change
Sales and Marketing	1,537	1,423	8%	4,201	3,958	6%
% of Net Revenue	61.6%	81%		65.3%	83.3%
Product Development	769	829	(7%)	2,350	2,278	3%
% of Net Revenue	30.8%	47.2%		36.5%	47.9%
General and Administrative	448	1,081	(59%)	2,025	3,667	(45%)
% of Net Revenue	18%	61.6%		31.5%	77.1%
Total Operating Expenses	2,754	3,333	(17%)	8,576	9,903	(13%)
% of Net Revenue	110%	190%		133%	208%

  Sales and Marketing

        The decrease in sales and marketing expenses as a percentage of total net revenue for both the quarter and nine-month periods ended March 31, 2004, compared to the corresponding periods ended March 31, 2003, was due primarily to an increase in net product revenue. The increase in sales and marketing expenses in aggregate dollars for the three and nine months ended March 31, 2004 compared to the corresponding periods ended March 31, 2003 was due primarily to an increase in employee related expenses and employee benefits related expenses due to increased personnel.

  Product Development

        The decrease in product development expenses for the quarter ended March 31, 2004, compared to the corresponding period ended March 31, 2003, was due primarily to the capitalization during the March 31, 2004 quarter of approximately $.1 million of expenses attributable to the development of TeleVantage 6.0. We capitalize product development costs after technological feasibility is established and until the products are available for sale. TeleVantage 6.0 reached technical feasibility during the quarter ended March 31, 2004 and was shipped on March 18 of that quarter. The decrease in product development expenses, during the quarter ended March 31, 2004, compared to the quarter ended March 31, 2003, was offset by higher employee related costs. We do not expect to capitalize any additional product development costs during the remainder of our 2004 fiscal year..

        Product development expenses increased slightly for the nine-month period ended March 31, 2004 compared with the corresponding period ended March 31, 2003. This was primarily due to the capitalization of a higher amount of development costs relating to the release of TeleVantage 5.0 in December 2002 than the amount capitalized for TeleVantage 6.0 in March 2004.

        The decrease in product development expenses as a percentage of total net revenue for both the quarter and nine-month periods ending March 31, 2004, compared to the corresponding periods ending March 31, 2003, was due primarily to an increase in net revenue.

  General and Administrative

        The decrease in general and administrative expenses for the quarter ended March 31, 2004, compared to the quarter ended March 31, 2003, of $.6 million was primarily attributable to approximately $250,000 of severance costs incurred relating to the separation of our former CFO in March 2003. In addition, during the quarter ended March 31, 2004, compared to the quarter ended March 31, 2003, professional fees decreased by approximately $.2 million, due primarily to the resale registration statement related to our September 2002 financing that was pending in the quarter ended

March 31, 2003 but was declared effective by the SEC in October 2003, and depreciation expense decreased by $.1 million, due to reduced capital expenditures for computers and networking equipment.

        The decrease in general and administrative expenses for the nine months ended March 31, 2004, compared to the same period in fiscal 2003 of $1.6 million, was significantly attributable to the reversal of an accrual relating to a potential tax exposure due to a technical compliance issue related to our stock incentive plan. During the quarter ended September 30, 2002, we established a $.7 million accrual for a tax contingency related to our 1994 stock incentive plan. We reversed $.3 million of this accrual in March 2003, resulting in a net increase in genera; and administrative expenses of $.4 million during the nine month period ended March 31, 2003. We reversed the remaining $.4 million of this accrual in March 2004, resulting in a $.4 million decrease in general and administrative expenses during the nine-month period ended March 31, 2004, and resulting in a decrease of $.8 million compared to the nine-month period ended March 31, 2003. In addition, during the nine-month period ended March 31, 2003 Artisoft incurred approximately $250,000 of severance costs relating to the separation of our former CFO, an expense which was not repeated in the current period. Compared to the quarter ended March 31, 2003, during the quarter ended March 31, 2003, professional fees decreased by approximately $.3 million, due primarily to the resale registration statement related to our September 2002 financing that was declared effective by the SEC in October 2003, depreciation expense decreased by $.2 million, due to lower capital expenditures, and occupancy costs decreased by approximately $.1 million.

  Financial Condition, Liquidity And Capital Resources (in thousands)

	Positions at
	March 31, 2004	June 30, 2003	Change
Cash and cash equivalents	3,344	3,041	303
Working Capital	596	(1,048)	1,644
	Nine Months Ended March 31, 2004	Nine Months Ended March 31, 2003	Difference
Cash used in operating activities	(2,868)	(3,416)	548
Cash used in investing activities	(198)	(373)	175
Cash provided by financing activities	3,369	1,879	1,490

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

        If we require additional cash to meet short term requirements, or if the level of growth of TeleVantage revenue is insufficient to meet our long term business objectives or if we determine we require additional capital for other business reasons, such as to fund acquisitions or other strategic initiatives, we will need to pursue additional equity or debt financing. Such financings, if they are available on terms acceptable to us or at all, may significantly affect our stockholders, including for example, by substantially diluting their ownership interest in Artisoft. See "Risk Factors" below.

        We used cash of $2.9 million to fund operating activities during the nine months ended March 31, 2004. The cash used in operating activities was due primarily to a net loss of $2.3 million, offset by depreciation and amortization of $.3 million, non-cash compensation relating to the penalty referred to below of $.3 million and amortization of deferred Toshiba equity costs of $.3 million. At March 31, 2004, compared to at June 30, 2003, trade receivables increased by $.5 million, deferred revenue decreased by $.2 million, accounts payable decreased by $.1 million, and accrued liabilities decreased by $1 million. These were offset by a reduction in prepaid expenses of $.2 million and an increase in customer deposits of $.2 million.

        Working capital, consisting of total current assets minus current liabilities, was $.6 million at March 31, 2004, compared to a working capital deficit of $1.0 million at June 30, 2003, representing an increase of $1.6 million. The increase in working capital at March 2004 reflects an increase of $.3 million in cash and cash equivalents. The increase in cash and cash equivalents of approximately $.3 million was primarily a result of our receipt of $3.9 million from the sale of series C preferred stock in our September 2003 financing, less, during the nine months ended March 31, 2004, cash of $2.9 million used in operations, $.6 million for expenses related to our September 2003 financing and $.2 million expended for the purchase of property and equipment and development of software. Other increases in working capital resulted from a decrease of $1 million in accrued liabilities, an increase in trade accounts receivable of $.5 million, a decrease of $.2 million in deferred revenue and a decrease of $.1 million in accounts payable, each as identified above.]

        The decrease in accrued liabilities at March 31, 2004 resulted from the reversal of approximately $.4 million relating to a potential tax exposure. The balance of the decrease arose primarily from the settlement of approximately $.3 million relating to a penalty arising from the non-registration of securities issued in our September 2002 financing within prescribed time limits and payment of executive severance of approximately $.2 million and professional fees of $.3 million. These increases in working capital were partially offset by a reduction in prepaid expenses of $.2 million and an increase of $.2 million in customer deposits.

        During each of the five quarters ended December 31, 2003 we received payments ranging from $.3 million to $.4 million from Toshiba under the terms of our OEM agreement. We received the final payment of $.3 million during the quarter ending December 31, 2003. We have extended our OEM agreement with Toshiba until February 2005, however the extended agreement does not provide for any additional minimum payments. Future payments will be based upon shipments of our products ordered by Toshiba.

        In January 2000, Artisoft entered into an OEM and Reseller Agreement with Toshiba. Also in January 2000, Artisoft entered into an agreement with Toshiba under which Toshiba acquired 16,666 shares of Artisoft common stock at a price of $41.964 per share and was issued warrants for an additional 8,333 shares of Artisoft common stock at an exercise price of $41.964 per share. The fair market value of the Artisoft common stock on the date of execution of the definitive agreement was $129. The difference between the issuance price and fair market value of the Artisoft common stock, and the fair value of the warrants (which were valued based upon the Black Scholes Options Pricing Model) amounted to $2.3 million. Artisoft determined that the $2.3 million charge should be deferred within equity as "Deferred Toshiba Equity Costs" with an offsetting increase to additional paid-in capital and should be amortized as a reduction of product revenue in proportion to revenue recognized relating to the OEM and reseller agreement. Each quarter, as revenue from Toshiba OEM sales are recognized, the balance of Deferred Toshiba Equity Costs are reduced by an amount equal to 46% of Toshiba OEM sales, while revenues are reduced by the same amount. For the quarter ended March 31, 2004 Deferred Toshiba Equity Costs were reduced by $.1 million, compared to $.0 million in the quarter ended March 31, 2003.

        We lease office, product packaging, storage space and equipment under noncancelable operating lease agreements expiring early in fiscal year 2006. The approximate minimum rental commitments under noncancelable operating leases that have remaining noncancelable lease terms in excess of one year at March 31, 2004 were as follows:

YEARS ENDING JUNE 30	FUTURE MINIMUM LEASE PAYMENTS (IN THOUSANDS)
2004	$288
2005	1,151
2006	236

Total	$1,675

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

        The shares of series C preferred stock are initially convertible into a like number of shares of common stock, subject to adjustment. Each share of series C preferred stock generally receives .8152 of a vote, subject to adjustment, when voting on matters presented for the approval of Artisoft's stockholders. The holders of the series C preferred stock, as a class, are also entitled to elect a director of Artisoft. In September 2003, the holders of our series C preferred stock exercised this right to elect Steven C. Zahnow as an Artisoft director.

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

        As a result of the effects of Artisoft's September 2003 financing on the purchase price adjustment terms applicable to Artisoft's September 2002 financing. Artisoft issued an additional 660,327 shares of common stock to the investors in its September 2002 financing. In addition, as a result of the effects of the September 2003 financing on the antidilution protection provisions of Artisoft's series B preferred stock, each share of the Series B preferred stock became convertible into approximately 1.22 shares of common stock. Immediately prior to the September 2003 financing, each share of Series B preferred stock was convertible into approximately .40 shares of common stock.

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

        The fair market value of the warrants issued on September 10, 2003 as calculated using the Black Scholes pricing model was estimated at $8.2 million. The proceeds allocated to the warrants of $1.7 million were recorded as a credit to shareholders equity. The value of the beneficial conversion feature embedded in the shares of series C preferred stock issued on September 10, 2003 based upon the proceeds allocated to the series C preferred stock is approximately $2 million, was recorded as an immediate non-cash dividend to the series C preferred stockholders in the first quarter of fiscal 2004 and was included in the computation of the loss available to common stockholders and in the loss per share in the first quarter of the fiscal year ending June 30, 2004. The excess of the aggregate fair value of the beneficial conversion feature over the proceeds allocated amounted to $4.2 million and will not be reflected in our results of operations or financial position at June 30, 2004.

        The effects of the September 2003 financing on the purchase price adjustment terms of our September 2002 financing and on the antidilution protection provisions of our series B preferred stock resulted in a significant increase in potential common shares outstanding and a significant non cash dividend to the series B preferred stockholders and therefore resulted in approximately a $1.1 million increase in our loss per share available to common stockholders in the first and second quarters of the fiscal year ending 2004. The excess of the adjusted aggregate fair value of the beneficial conversion feature over the proceeds allocated to the preferred shares amounted to $6.8 million, and this excess will not be reflected in our results of operations or financial position at June 30, 2004.

Future Results

        We intend to continue investing in the sales, marketing and development of our software-based phone system, TeleVantage. We may incur increases in research and development expenditures in response to customer requirements for features or functionality in future releases of the product.

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

        We had operating losses for the quarter and nine months ended March 31, 2004, for the fiscal year ended June 30, 2003 and in each of the last nine fiscal years. We also had negative cash flow from operating activities in the nine months ended March 31, 2004 and in four out of the last eight fiscal years. If our revenues do not increase significantly we may never achieve profitability, on a sustained basis or at all, or generate positive cash flow in the future. In that case our business will fail. We expect to incur significant future operating losses and negative cash flows.

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

        If distributors, resellers and original equipment manufacturers in the software industry choose not to focus their marketing efforts on software-based phone systems or on products competitive with TeleVantage, our sales efforts will be materially adversely affected. In the nine months ended March 31, 2004, our distributor, Paracon, accounted for 38% of our total net product revenue. In the fiscal year 2003, Paracon accounted for 42% of our total net product revenue. In fiscal year 2002, Paracon accounted for 32% of our total net product revenue. We depend upon the availability of distribution outlets similar to these relationships to market TeleVantage. In addition, our operating results would be adversely affected if one of our major distributors, resellers or original equipment manufacturers fails to pay us for the products they purchase from us. At March 31, 2004, Paracon represented approximately 38% of our outstanding trade receivables, and at June 30, 2003, Paracon represented approximately 36% of our outstanding trade receivables. Our relationship with Paracon is through its subsidiary Scansource, which is doing business as Catalyst Telecom.

We may need to procure additional third party financing, but financing may not be available when needed or upon terms acceptable to us.

        In order to obtain the funds to continue our operations, meet our working capital requirements or find acquisitions or other strategic initiatives, we may require additional equity financing or debt financing. The proceeds from our series C preferred stock financing completed in September 2003 may not be sufficient to meet our business needs. Any additional financing may not be available to us on terms acceptable to us or at all.

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

        Our competitors may be able to respond more quickly and effectively than can Artisoft to new or emerging technologies and changes in customer requirements or to devote greater resources than can Artisoft to the development, promotion, sales and support of their products. For example, our competitors could develop products compatible with the Intel SoftSwitch Framework that could displace TeleVantage.

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

We do not have extensive experience in acquisitions, and any acquisitions we undertake could limit our ability to manage and maintain our business, result in adverse accounting treatment and be difficult to integrate into our business.

        From time to time, we may consider the acquisition of other companies, businesses or products. We do not have extensive experience in such acquisitions. Future acquisitions may have negative effects on, and may not produce the intended benefits for, our business. Acquisitions, in general, involve numerous risks, including:

  •
  diversion of our management's attention;

  •
  future impairment of substantial goodwill, adversely affecting our reported results of operations;

  •
  inability to retain the management, key personnel and other employees of the acquired business;

  •
  inability to assimilate the operations, products, technologies and information systems of the acquired business with our business; and

  •
  inability to retain the acquired company's customers, distributors and suppliers.

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

        Based upon their substantial stock ownership and their director rights, Austin W. Marxe and David M. Greenhouse may be able to exert substantial influence over matters submitted to our stockholders for approval and our management and affairs, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. As of March 31, 2004, Austin W. Marxe and David M. Greenhouse beneficially owned approximately 66.2% of our common stock. In addition, Austin W. Marxe and David M. Greenhouse, through their affiliates, have the right to elect two directors and the right to designate an additional director. Effective as of August 28, 2002, the holders of our series B preferred stock elected Robert J. Majteles to our board of directors. Mr. Majteles was selected for election by an affiliate of Austin W. Marxe and David M. Greenhouse under an agreement among the holders of the series B preferred stock.

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

Item 4.—CONTROLS AND PROCEDURES

        Artisoft's management, with the participation of Artisoft's chief executive officer and chief financial officer, evaluated the effectiveness of Artisoft's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2004. Based on this evaluation, Artisoft's chief executive officer and chief financial officer concluded that, as of March 31,

2004, Artisoft's disclosure controls and procedures were (1) designed to ensure that material information relating to Artisoft, including its consolidated subsidiaries, is made known to Artisoft's chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by Artisoft in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        No change in Artisoft's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, Artisoft's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 4.—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On March 15, 2004, we held a special meeting of stockholders. At the meeting, the votes cast for and against the matter presented to our stockholders, as well as the number of abstentions and broker non-votes, were as follows:

        Approval of Artisoft's 2004 Stock Incentive Plan and the authorization of an initial 2,000,000 shares of common stock for issuance under that plan, plus an additional number of shares of common stock, not greater than 150,000 shares per year, for issuance under that plan each year of the ten-year plan term.

VOTES FOR	VOTES AGAINST	VOTES ABSTAINING	BROKER NON-VOTES
5,004,364	348,012	12,174	0

Item 6.—EXHIBITS AND REPORTS ON FORM 8-K

a.
Exhibits

        The Exhibits filed as part of this quarterly report on Form 10-Q for the quarter ended March 31, 2004 are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference. Documents listed on such Exhibit Index, except for documents identified by footnotes, are being filed as exhibits herewith. Documents identified by footnotes are not being filed herewith and, pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, reference is made to such documents as previously filed as exhibits filed with the Securities and Exchange Commission. Artisoft's file number under the Securities Exchange Act of 1934 is 000-19462.

b.
Reports on Form 8-K

        On January 29, 2004, Artisoft filed a Current Report on Form 8-K dated January 29, 2004 for the purpose of furnishing under Item 12 (Results of Operation and Financial Condition) to the Securities and Exchange Commission as an exhibit thereto Artisoft's press release dated January 29, 2004 announcing Artisoft's financial results for the quarter ended December 31, 2003.

        On February 24, 2004, Artisoft filed a Current Report on Form 8-K dated February 23, 2004 for the purpose of filing under Item 5 (Other Events and Required FD Disclosure) with the Securities and Exchange Commission as an exhibit thereto Artisoft's press release dated February 23, 2004 announcing the election of William Y. Tauscher as a director and as Chairman of its Board of Directors.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTISOFT, INC.
Date: May 17, 2004	By /s/ STEVEN G. MANSON Steven G. Manson President and Chief Executive Officer
Date: May 17, 2004	By /s/ DUNCAN G. PERRY Duncan G. Perry Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Designation	Description
10.1	2004 Stock Incentive Plan
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

FORWARD-LOOKING STATEMENTS
ARTISOFT, INC. QUARTERLY REPORT ON FORM 10-Q INDEX
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
ARTISOFT, INC. AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
ARTISOFT, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2.—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3.—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 4.—CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  Item 4.—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  Item 6.—EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX