Form 10-K
period 2004-06-30
ARTISOFT INC
filed 2004-10-13
CIK 877931

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549-1004

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2004
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

COMMON STOCK, $0.01 PAR VALUE PER SHARE

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

        The aggregate market value of common stock held by non-affiliates of the registrant was approximately $6,033,879 based on the closing per share sale price of $2.70 on December 31, 2003, on the The OTC Bulletin Board. Shares of common stock held by each executive officer and director of the registrant and by each entity known to the registrant to beneficially own 10% or more of the registrant's common stock have been excluded from this calculation in that such persons and entities may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant has no shares of non-voting common stock authorized or outstanding.

        The number of shares outstanding of the registrant's sole class of common stock, as of October 13, 2004 was 30,244,955.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Definitive Proxy Statement for its next Annual Meeting of Stockholders (the "Proxy Statement"), to be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2004, are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, the Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-K.

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

i

PART I

ITEM 1. BUSINESS.

INTRODUCTION

        Artisoft, Inc. ("Artisoft," the "Company" or the "Registrant") develops, markets and sells computer telephony software application products and associated services. The Company's principal product are TeleVantage and InstantOffice.

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

BACKGROUND AND RECENT DEVELOPMENTS

        On September 28, 2004, Artisoft completed the acquisition of substantially all of the assets, other than patents and patent rights, of Vertical Networks, a leading provider of distributed IP-PBX software and communications solutions to large enterprises, pursuant to the terms of an asset purchase agreement entered into on September 23, 2004. Artisoft has also received a patent license for the use of all of Vertical Networks' patents and patent applications other than Vertical Networks' rights under specified patents that do not relate to the business purchased by Artisoft. In addition, Artisoft assumed specific liabilities of Vertical Networks.

        The purchase price for Vertical Networks consisted of: $13.5 million in cash, paid at closing except for $1.0 million held in escrow to secure Vertical Networks' indemnification obligations to Artisoft, the assumption of most liabilities of Vertical Networks and up to $5.5 million in cash payable under an earn-out provision in an amount equal to the first $5.5 million of non-refundable software license revenues received in cash by Artisoft from CVS Pharmacy, Inc. with respect to various types of Vertical Networks software to be used by CVS in connection with a rapid prescription refill project that it plans to roll out to its stores and other projects.

        The acquisition was financed with a portion of the proceeds from a $27.5 million common stock financing also completed on September 28, 2004 and shortly thereafter, pursuant to which Artisoft sold a total of 24,159,468 shares of its common stock at a per share purchase price of $1.1386 to several investors, including M/C Venture Partners. In connection with or, prior to the financing, the holders of all shares of Artisoft's preferred stock converted those shares into common stock. Following the issuance and sale of common stock in the financing and the conversions of Artisoft's preferred stock to common stock, M/C Venture Partners is now the largest beneficial holder of Artisoft's common stock, with a 51.69% beneficial ownership interest.

        The acquisition of Vertical Networks provides Artisoft with access to highly distributed large enterprise customers, and with additional technology, which can be incorporated into its product lines. Artisoft intends to continue to sell the InstantOffice product line to highly distributed enterprise customers, and will exchange advanced technologies and software applications between the TeleVantage product line and the InstantOffice product line. Artisoft will also benefit from the enterprise sales force inherited from Vertical Networks, and its large systems integrator partners.

        Concurrent with the acquisition of Vertical Networks, William Y. Tauscher, Artisoft's Chairman of the Board assumed the role of CEO of the combined companies. Steven G. Manson, Artisoft's former CEO has continued his role as President of the Company.

        Artisoft's financial condition as of, and results of operations for the fiscal year ended, June 30, 2004 do not reflect the financial condition or results of operations of Vertical Networks, as Artisoft completed the acquisition on September 28, 2004.

        TeleVantage is a software-based phone system that runs on the Windows server platform and Intel communications hardware. The product is primarily sold to small to mid-sized businesses, corporate branch offices and call centers. TeleVantage includes the functionality of a stand-alone private branch exchange, or PBX, plus advanced call management features.

        In its 2004 fiscal year, Artisoft began shipping TeleVantage 6.0. The release includes many flexible features designed to improve customer service and enhance productivity, while at the same time lowering cost of ownership. With this release Artisoft introduced TeleVantage ViewPoint, a new version of the system's graphical interface that allows users to visually manage their calls and messages from any PC. All ViewPoint features can be used with any remote phone—including IP, home and cell phones—allowing telecommuters and mobile workers to point-and-click to conference or record calls; juggle multiple calls on hold; and drag and drop to transfer calls or dial numbers. ViewPoint transforms remote phones into fully functional TeleVantage office extensions, offering the perfect solution for organizations that employ home office or traveling workers.

        This new release greatly expands the range of companies that can benefit from TeleVantage. Scalability has been increased by 50% to accommodate larger organizations, supporting up to 288 incoming trunks and 720 phones per TeleVantage server. For smaller configurations, TeleVantage now supports Intel® Dialogic® telephony hardware that handles 4 trunks, 8 stations, 4 Voice over IP ("VoIP") calls and conferencing using a single PCI slot, making it a cost-effective choice for corporate branch and small offices. Regardless of office size, the rich features of TeleVantage remain consistent, making it an ideal solution for multi-site businesses to standardize on a single solution.

        Businesses can also realize many of the benefits of TeleVantage 6.0 without replacing their legacy PBX investment. As an adjunct system to a legacy PBX, TeleVantage can provide unified messaging, conference bridge facilities, call center management, and CRM integration.

        In addition, TeleVantage 6.0 improves the productivity and lowers the cost of doing business with many other powerful features, including: rules-based call handling, graphical voice mail, comprehensive messaging, automated attendant, Web browser access and IP telephony. Industry-standard Application Programming Interface ("APIs") enable development of customized applications and tight integration with database systems such as CRM applications.

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

        Artisoft has an original equipment manufacturer ("OEM") relationship with Toshiba, which is selling and supporting a re-branded version of TeleVantage 6.0, called Strata CS, through its extensive dealer channel. Artisoft has developed complete support for the integration of TeleVantage and Toshiba's popular Strata DK handsets, enhancing both companies' ability to pursue this market opportunity. The companies have extended their OEM agreement through the end of February 2005.

        Artisoft has formed an Open Communications Alliance. The Open Communications Alliance is an effort to deliver standards-based communications solutions with TeleVantage as the focal point. It includes relationships with leading technology vendors in the Customer Relationship Management ("CRM"), call center, VoIP, business automation and speech recognition fields.

        TeleVantage also continued to be honored for technical excellence during the 2004 fiscal year with awards from industry leading publications, events and associations. In fiscal 2004, TeleVantage received Technology Marketing Corporation's "Best of Show" at the Internet Telephony Conference & Expo. TeleVantage also received Customer Inter@ction Solutions® magazine's CRM Excellence Award for the second year in a row.

        With the acquisition of Vertical Networks, Artisoft now sells the InstantOffice family of products. InstantOffice is a server-based phone system that runs on the Windows server platform. The product is primarily sold to distributed large enterprises, corporate branch offices and retail businesses. InstantOffice includes the functionality of a stand-alone private branch exchange, or PBX, plus robust remote management features. The InstantOffice products also serve as a platform for enterprise applications such as interactive voice response or IVR applications, fax server applications and advanced outbound dialing applications.

        InstantOffice also features advanced add-on applications such as MultiSite Manager and MultiSite Reporter that facilitate the management of highly distributed enterprises that desire centralized administration of their telecommunications infrastructure.

        In fiscal year 2003, InstantOffice was selected by CVS/pharmacy as the telecommunications solution for all its stores, and to date CVS has rolled out over a thousand InstantOffice systems to its stores. In late fiscal 2004, InstantOffice was selected as the telecommunications solution for Staples, Inc.'s retail stores, and roll out of systems to Staples stores has begun in fiscal year 2005. Vertical Network's focus on building a solution for highly distributed enterprises, such as retail stores, has provided companies like CVS and Staples with a communications solution which supports the way they do business, and allows them an opportunity to maintain full control of their telecommunications systems.

        For the fiscal year 2004, Artisoft generated total net revenue of $9.0 million compared to total net revenue of $6.6 million in fiscal year 2003. The increase in revenue for fiscal year 2004 is attributable primarily due to increased TeleVantage revenue resulting from the release of TeleVantage 6.0 in March 2004 which increased scalability by 50% compared to TeleVantage 5.0. In fiscal year 2004 net product revenue from TeleVantage included approximately $.7 million relating to Toshiba. Our Toshiba-related revenue in fiscal year 2004 reflected non-cash charges against revenue of approximately $.3 million relating to amortized equity costs resulting from Toshiba's 2000 investment in Artisoft. Artisoft records Toshiba product revenue when Toshiba has shipped the products to its customers as Artisoft does not have the ability to estimate returns, including stock rotations. In the event, for example, Toshiba replaces its existing inventory of TeleVantage with an updated version. For all other product sales, revenue is recognized at the time of shipment because the Company has sufficient information, experience and history to support its ability to estimate returns, including future stock rotations.

        For the fiscal year 2003, Artisoft had net sales of $6.6 million, as compared to net sales of $6.1 million in fiscal year 2002. The increase in revenue for fiscal year 2003 is attributable primarily due to increased TeleVantage revenue resulting from the release of TeleVantage 5.0 in December 2002. TeleVantage 5.0, which increased scalability significantly from the previous release enabled Artisoft to engage in additional markets and attract larger opportunities. During fiscal year 2002, Artisoft discontinued selling add-on Dialogic hardware.

        For the fiscal year 2002, Artisoft had net sales of $6.1 million, as compared to net sales of $6.3 million in its 2001 fiscal year. The decrease in revenue for fiscal year 2002 is attributable primarily to a decrease of $.8 million in professional service fees from Intel, offset by an increase in net product revenue of $.6 million. The decrease was also due in part to the Company's decision to discontinue selling add-on Dialogic hardware and a decrease in distribution channel inventories.

        At June 30, 2004, our total assets were approximately $5.1 million and at June 30, 2003, our total assets were approximately $5.0 million.

PRODUCTS

        As of June 30, 2004, the Company's products included TeleVantage 6.0, TeleVantage Call Center module, and several add-ons, including TeleVantage Call Center Scoreboard, TeleVantage Call Classifier, TeleVantage Smart Dialer, TeleVantage Persistent Pager and TeleVantage Conference Manager. The TeleVantage product line is primarily sold to small to mid-size companies, or to large companies for use in their branch offices or call centers.

        As a result of the acquisition of Vertical Networks on September 28, 2004 the Company now also sells the InstantOffice product family and associated software applications. This includes InstantOffice 3000 Series and InstantOffice 6000 Series integrated communications platforms, the MultiSite Manager application, the MultiSite Reporter application, and custom interactive voice response or IVR solutions. The InstantOffice product line is primarily sold to highly distributed large enterprises such as retailers, or businesses that require remote administration and centralized management and reporting on their telecommunications network.

        The Company plans to continue selling and distributing both product lines to their respective markets.

RAW MATERIALS, MANUFACTURING AND SUPPLIERS

        The Company does not manufacture any of the hardware necessary to be used in conjunction with its software-based phone system. The Company's distributors purchase Intel voice processing boards for sale with its TeleVantage product. TeleVantage is designed to operate on servers built by multiple manufacturers in conjunction with the Intel boards. The functionality of the Company's telephony software products is dependent on the continued availability of hardware assemblies from Intel. To date, customer returns of the Company's products for defective workmanship have not been material.

        As a result of the acquisition of Vertical Networks on September 28, 2004, the Company designs and distributes the hardware on which the InstantOffice product operates, including phones and custom server hardware. Continued sales of the InstantOffice product are dependent upon continued availability of the commercially available components used to manufacture the custom hardware incorporated into the product, as well as continued cooperation by the manufacturers involved in assembling the custom servers used by the product. The Company does not manufacture the hardware utilized by the InstantOffice product and holds only limited amounts of inventory for purposes of replacements of systems or parts as required for field support.

MARKETING, SALES AND DISTRIBUTION

        The Company's principal marketing strategy is to create reseller and customer demand for the Company's products and to use distributors to meet this demand. The Company's authorized resellers and distributors are selected for their sales ability, technical expertise, reputation and financial resources. The Company sells direct to large enterprise customers which require coordinated sales and support across multiple geographic areas. The Company also sells direct to Toshiba as an OEM of the TeleVantage product line. The Company's selling efforts have been assisted by product reviews, awards and recognition earned from technology publications.

        The Company's marketing programs have three objectives: first, to create brand name recognition of the Company and its products; second, to generate sales leads for its resellers, distributors and systems integrators; and third, to support the sales efforts of its resellers, distributors, and systems integrators through market development funding, sales tools and training. Marketing activities that address the first two objectives include frequent participation in industry trade shows and seminars, direct mail, advertising in major trade publications, executive participation in press briefings and industry seminars, sponsorship of seminars by the Company and on-going communication with the Company's end users. The Company is also increasing its focus on telemarketing to identify prospective customers and put them in touch with our resellers. To train and support resellers, distributors and systems integrators, the Company provides electronic mailings of product and technical updates, seminar material, presentations, and promotions. The Company has recently undertaken a value-added reseller recruitment initiative to insure that resellers are available in all major geographic markets. The Company also conducts marketing and sales training to assist its TeleVantage and InstantOffice resellers, distributors and systems integrators with growing their business, and offers market development funding to assist them in generating leads for TeleVantage and InstantOffice systems.

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

        Substantially all of the Company's TeleVantage revenue in each fiscal quarter results from orders booked in that quarter. A significant percentage of the Company's bookings and sales to major distributors on a quarterly basis historically has occurred during the last month of the quarter and is usually concentrated in the latter half of that month. The timing of new product announcements and introductions by the Company or significant product returns by major customers to the Company could also result in material fluctuations in quarterly operating results. The timing of orders from large enterprise customers could also result in material fluctuations in quarterly operating results.

        The Company supports its products through non-fee-based phone support provided to TeleVantage and InstantOffice resellers, and systems integrators and through a technical support web site. TeleVantage resellers attend training sessions provided by the Company prior to being certified as resellers.

        The Company's ability to compete is dependent upon the timely introduction of new products to the marketplace and the timely enhancement of existing products. Product development expenses totaled approximately $3.2 million in fiscal year 2004, $3.1 million in fiscal year 2003 and $3.5 million in fiscal year 2002.

        The Company utilizes a sales, marketing and distribution strategy with regard to its TeleVantage product line as follows. The Company employs regional sales managers to recruit and support qualified TeleVantage resellers. TeleVantage software is sold to national distributors, principally Paracon (through its subsidiary Scansource, doing business as Catalyst Telecom), Cygcom, and Alliance Systems. These distributors then sell the TeleVantage software and associated Intel hardware to the qualified TeleVantage resellers as warranted by end-user demand. Large enterprise customers that span several geographic territories are handled by the Company's enterprise sales team, which can sell direct or coordinate the services of several TeleVantage resellers.

        As a result of the acquisition on September 28, 2004 of Vertical Networks, the Company distributes the InstantOffice product line direct to its InstantOffice resellers and systems integrators, principally AT&T and IBM. These partners sell and support the product line and provide value added services to InstantOffice customers. The Company also has a direct sales force which assists resellers and systems integrators or handles sells direct to customers who do not require the services of a value added reseller or system integrator.

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

COMPETITION

        The Company's TeleVantage and InstantOffice software-based phone systems principally compete with proprietary PBXs offered by companies such as Nortel, Siemens and Avaya, proprietary IP-PBX products offered by Cisco and 3Com, proprietary PC-PBX products offered by Altigen, and high end call center software offered by Interactive Intelligence. Many of these companies have substantially greater financial, technological, production, sales and marketing and other recourses, as well as greater name recognition and larger customer bases than does Artisoft. The Company competes with these offerings primarily on the basis of product architecture, price, vendor and product reputation, quality of product and support and effectiveness of sales and marketing efforts. The Company believes that it competes favorably in these areas. Our competitors may be able to respond quickly and effectively than can Artisoft to new or emerging technologies and changes in customer requirements or to devote greater resources than can Artisoft to the development, promotion, sales and support of their products.

INTERNATIONAL BUSINESS

        The Company markets and sells its products in international as well as domestic markets. International sales accounted for 15% in fiscal year 2004, 12% in fiscal year 2003, and 8% in fiscal year 2002 of the Company's net sales. Less than 1% of the Company's assets were deployed to support the Company's international business at the end of fiscal years 2004 and 2003.

        The Company's major international distribution relationships include the following: Icon PLC (United Kingdom), Midia (Ireland), Burkhalter (Switzerland), Commlogik (Latin America), Boport Tele-Communication BV (The Netherlands) and Logic Phone (Spain).

        Sales to non-U.S. customers are substantially all in U.S. dollars. These customers may be affected by fluctuations in exchange rates and government regulations. To date, the Company's operations have not been affected materially by currency fluctuations.

        With the acquisition of Vertical Networks on September 28, 2004 the Company has added Selta Telematica of Italy as a European distribution partner. Selta has distribution rights for the InstantOffice product line in Europe.

SIGNIFICANT CUSTOMERS

        The Company sells its products through a variety of channels of distribution, including distributors, resellers and OEMs. In fiscal year 2004, Paracon accounted for 37% of total net sales. In fiscal year 2003, Paracon accounted for 42% of total net sales.

        At June 30, 2004, Paracon accounted for 31% of the Company's outstanding gross trade receivables. At June 30, 2003 Paracon accounted for 36% of the Company's outstanding gross trade receivables.

        Our relationship with Paracon is through its subsidiary Scansource, which is doing business as Catalyst Telecom.

        With the acquisition of Vertical Networks on September 28, 2004, the Company has added several large enterprise customers including CVS/pharmacy and Staples, Inc. who will represent a majority of the sales of the InstantOffice product line.

BACKLOG

        Substantially all of the Company's revenue in each quarter results from orders booked in that quarter. Accordingly, the Company does not believe that its backlog at any particular point is indicative of future sales.

        As a result of the September 28, 2004 acquisition of Vertical Networks, the Company has a backlog of orders for CVS/pharmacy and Staples, Inc. These orders will be scheduled for delivery at the discretion of the customers and as such are not necessarily indicative of levels of future sales during any period.

PROPRIETARY RIGHTS AND LICENSES

        The Company has a number of registered trademarks, including "ARTISOFT" and "TELEVANTAGE." These registered trademarks have the effect of helping the Company identify and distinguish the Company's name and its products from others in the marketplace and protecting the Company from unauthorized use of these trademarks. These registered trademarks are of material importance to the Company because they identify the Company's name and its single family of products. Under state common law, the Company's trademarks continue indefinitely. The registered trademark "ARTISOFT" is due for renewal in the United States in November 2012 and the registered trademark "TELEVANTAGE" is due for renewal in the United States in January 2010. Since the acquisition of Vertical Networks on September 28, 2004 the Company has also acquired additional registered trademarks, including "VERTICAL NETWORKS," "InstantOffice" and "MISCELLANEOUS DESIGN."

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

EMPLOYEES

        As of June 30, 2004, the Company had 80 full-time employees, including approximately 43 in sales, marketing and customer support, 26 in engineering and product development, 1 in operations and 10 in administration. Future success of the Company will depend in large part on its continued ability to retain highly skilled and qualified personnel. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes that its relations with its employees are good.

        With the acquisition of Vertical Networks on September 28, 2004 the Company added 64 employees in Sunnyvale, California.

ITEM 2. PROPERTIES.

        The Company leases property as detailed in the following table.

Location	Approximate Size	Owned or Leased	Expiration Date	Lease Intended Use
Cambridge, Massachusetts	23,013 sq. ft.	Leased	September 2005	Office
Sunnyvale, California	28,959 sq. ft.	Leased	May 2005	Office

        Aggregate annual rental payments for the Company's Cambridge facilities were approximately $1,166,000 in fiscal year 2004. The lease of our Sunnyvale, California location carries annual rental payments of approximately $500,000.

        The Company's current facilities are generally adequate for anticipated needs over the next 12 to 24 months. The Company's lease on its facility in Sunnyvale, CA expires in May of 2005. The company will investigate leasing appropriate space in the Sunnyvale vicinity, and intends to continue operations there. The Company does not own any real property.

ITEM 3. LEGAL PROCEEDINGS.

        The Company is a party to legal proceedings arising in the ordinary course of its business. The Company believes that the ultimate resolution of these proceedings will not have a material adverse effect on its financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the fiscal quarter ended June 30, 2004, there were no matters submitted to a vote of security holders of Artisoft, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth information concerning the executive officers of the Company as of October 11, 2004:

Name	Age	Position
William Y. Tauscher	54	Chief Executive Officer and Chairman of the Board
Steven G. Manson	45	President
Christopher H. Brookins	40	Senior Vice President of Development
Duncan G. Perry	41	Chief Financial Officer
Mel Passarelli	48	Senior Vice President of Sales

        William Tauscher has served as Chairman of Artisoft's board of directors since February 2004 and as Chief Executive Officer since September 2004. Mr. Tauscher served as the managing member of The Tauscher Group, which invests and assists in the management of enterprises in various industries. Before founding The Tauscher Group, Mr. Tauscher served as chairman and CEO of Vanstar Corporation (formerly ComputerLand Corporation), having led the group that acquired ComputerLand in 1987. He currently serves on several boards of directors, including Safeway Corporation, a $30 billion NYSE listed grocery company, and holds controlling investments in a number of successful companies.

        Steven G. Manson served as a Director and Chief Executive Officer of Artisoft from July 2000 to September 28, 2004, and has served as President of Artisoft since July of 2000. Mr. Manson joined Artisoft in 1996 as Vice President of Product Management—Computer Telephony Division. Subsequently, he was named Vice President and General Manger, and then Senior Vice President and General Manager of the Computer Telephony Products Group. Earlier in his career, Mr. Manson held various senior level marketing positions at Gensym Corporation, Cadre Technologies, Inc. and Prime Computer Inc.

        Christopher H. Brookins joined Artisoft in 1996 as Vice President of Development—Computer Telephony Division, upon the acquisition of Stylus Innovation by Artisoft. In June 1999, Mr. Brookins was named Chief Technology Officer and Vice President of Development of Artisoft. With the acquisition of Vertical Networks on September 28, 2004, Mr. Brookins assumed the role of Senior Vice President of Development. Prior to joining Artisoft, Mr. Brookins served as Vice President of Development at Stylus Innovation from 1993 to 1996. Mr. Brookins also held a senior management position at Easel Corporation from 1989 to 1993.

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

        Mel Passarelli joined Artisoft in January 2004 as Vice President of Sales. Prior to joining Artisoft, he served as Executive Vice President of Create!form International, a provider of software products that streamline and e-enable output formatting and delivery of business documents. Earlier, he served as executive vice president of worldwide sales and customer support for Omtool, Ltd., a developer of enterprise fax and secure e-mail solutions; and vice president of sales, marketing and customer support for Geographic Data Technologies, Inc., a supplier of software, services, and content for digital mapping applications. Mr. Passarelli also worked as vice president of sales, marketing, and business development at MAK Technologies, Inc., a supplier of simulation networking software; and as vice president of sales and marketing at ATSI, Inc., a provider of contract programming and outsourcing services.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        The principal market for Artisoft's common stock is the OTC Bulletin Board, and the common stock is traded under the symbol ASFT. Artisoft was previously listed on the NASDAQ SmallCap Market but was delisted effective November 19, 2003. NASDAQ advised the Company that, as the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 reported total shareholders' equity below the required minimum of $2.5 million, the Company had not satisfied the requirement for continued listing. In April 2003, Artisoft implemented a one-for-six reverse split of its common stock. Unless otherwise noted, data used throughout this Annual Report on Form 10-K is adjusted to reflect that reverse stock split.

        The following table presents the high and low sale prices of Artisoft's common stock for each calendar quarter of the fiscal years ended June 30, 2004 and 2003, as reported by The NASDAQ Stock Market and the OTC Bulletin Board. These quotations may reflect inter-dealer prices, without related mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2004		2003
	High	Low	High	Low
First Quarter	$3.69	$1.36	$9.06	$3.00
Second Quarter	4.40	2.45	3.90	2.04
Third Quarter	3.30	2.25	3.00	1.50
Fourth Quarter	3.20	2.02	2.53	1.60

        There were 175 record holders of Artisoft's common stock at June 30, 2004. This number does not include stockholders who hold their shares in "street name" or through broker or nominee accounts.

ITEM 6. SELECTED FINANCIAL DATA.

        Artisoft paid no cash dividends in fiscal year 2004 or 2003. Artisoft currently intends to retain future earnings to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. Artisoft generally requires the consent of MC Venture Partners, its' largest stockholder, to pay cash dividends. The selected consolidated financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included in this Annual Report on Form 10-K.

        The selected consolidated financial data set forth below as of June 30, 2004 and 2003 and for the years ended June 30, 2004, 2003 and 2002 are derived from the audited consolidated financial statements of Artisoft included in this Annual Report on Form 10-K. All other selected consolidated financial data set forth below is derived from audited financial statements of Artisoft not included in this Annual Report on Form 10-K. Artisoft's historical results are not necessarily indicative of its results of operations to be expected in the future.

SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except per share data)

	Years Ended June 30,
	2004	2003	2002	2001	2000
Statement of Operations Data
Net revenue:
Product	$8,991	$6,606	$6,050	$5,427	$13,363
Service	—	—	20	832	1,995
Total net revenue	$8,991	$6,606	6,070	6,259	15,358
(Loss) from operations	$(3,172)	$(7,090)	(8,605)	(14,491)	(4,221)
Net loss from continuing operations	$(3,154)	$(7,029)	(8,417)	(13,961)	(3,306)
Net loss	$(3,154)	$(7,029)	(8,417)	(13,961)	(2,527)
Series B preferred deemed dividend	$(1,088)	(2,006)	(2,766)	—	—
Series C preferred deemed dividend	$(2,009)	—	—	—	—
Loss applicable to common stockholders	$(6,251)	(9,035)	(11,183)	(13,961)	(2,527)
Net loss per common share from continuing operations—basic and diluted	$(0.87)	$(2.43)	$(3.20)	$(5.41)	$(1.31)
Net loss per common share-basic and diluted	$(1.73)	$(3.13)	$(4.26)	$(5.41)	$(1.00)
Weighted average common shares outstanding	3,621	2,889	2,627	2,579	2,529
	As of June 30,
	2004	2003	2002	2001	2000
Balance Sheet Data
Working Capital (deficit)	$(110)	$(1,048)	$3,498	$4,074	$7,272
Total assets	$5,098	4,994	8,221	9,065	21,494
Total liabilities	$4,546	5,313	3,668	3,416	3,169
Shareholders' equity (deficit)	$552	(319)	4,553	5,649	18,325
Long Term obligations	$1,691	$2,842	$3,993	$5,144	$6,542

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        You should read the following discussion together with the consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This Item contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. Actual results may differ materially from those included in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth under "Risk Factors" commencing on page 23, as well as those otherwise discussed in this section and elsewhere in this Annual Report on Form 10-K. See "Forward-Looking Statements."

OVERVIEW

        The following is a summary of the areas that management believes are important in understanding the results of the fiscal year. This summary is not a substitute for the detail provided in the following pages or for the consolidated financial statements and notes that appear elsewhere in this document.

        The Company has two families of products, TeleVantage, a shrink-wrap software-based phone system that runs on a Windows server platform and Intel communications hardware, and InstantOffice a software based phone system that runs on a Windows server platform and proprietary hardware. TeleVantage has an optional Call Center module, and add-ons, such as TeleVantage Conference Manager, TeleVantage Call Center Scoreboard, TeleVantage Call Classifier, TeleVantage Smart Dialer and TeleVantage persistent pager. All modules are fully integrated and represent shrink-wrap software. InstantOffice supports add-ons such as custom IVR applications, and software applications including MultiSite Manager and MultiSite Reporter which facilitate remote management of large networks of InstantOffice installations.

        For fiscal year 2004, Artisoft had total net revenue of $9.0 million compared to total net revenue in fiscal year 2003 of $6.6 million. The increase of 36.1% in revenue for fiscal year 2004 is attributable to an increase of TeleVantage product revenue of $2.4 million. We achieved this through an increase in the number of TeleVantage licenses sold and through increasing average deal size resulting from the release of TeleVantage 6.0. This new release greatly expands the range of companies that can benefit from TeleVantage. Scalability has been increased by 50% to accommodate larger organizations. Since the acquisition of Vertical Networks was completed on September 28, 2004, our fiscal 2004 results do not include any revenue or expenses related to InstantOffice; however we expect revenues to increase significantly in fiscal 2005 as a result of the acquisition of Vertical Networks, Inc.

        Gross margins for fiscal year 2004 increased slightly to 97.1%, compared to 96.4% in fiscal year 2003. This increase was primarily the result of efficiencies and savings derived from increased use of electronic distribution of licenses. We believe that all or nearly all of the savings to be achieved through such electronic distribution have been achieved but we expect gross margins to decrease due to hardware costs included in InstantOffice revenue.

        Operating expenses for fiscal year 2004 decreased approximately 11.6%, compared to fiscal year 2003. Despite the overall reduction in operating expenses, sales and marketing expenses increased by 5.8% due to costs associated with an increase in personnel in the sales and marketing organization consistent with increased levels of total net revenues. We expect operating expenses to increases significantly as a result of the acquisition of Vertical Networks.

        Product development expenses for fiscal year 2004 increased slightly by 3.9% compared to fiscal year 2003, largely due to higher employer costs and a reduction in the capitalized development costs in fiscal 2004 relating to the release of TeleVantage 6.0 in comparison to the amount capitalized in fiscal year 2003 for the release of TeleVantage 5.0. We expect product development resources to increase significantly as a result of the acquisition of Vertical Networks. We will continue to invest in the development of the InstantOffice product line.

        The decrease in general and administrative expenses was primarily the result of a reversal of a tax liability accrual related to our stock incentive plan. We originally established the accrual in the quarter ended September 2002 for $.7 million. We reduced the accrual by $.3 million in the third quarter of fiscal year 2003 and by the remaining $.4 million in the third quarter of fiscal year 2004, based on available information. In addition, general and administrative costs decreased by 41.5% in comparison to fiscal year 2003, largely as a result of a reduction in professional fees, depreciation and executive severance costs. We expect general and administrative expenses to increase as a result of the acquisition of Vertical Networks.

        The Company anticipates the overall operating expenses will increase as a result of the acquisition of Vertical Networks. However, the Company believes that it will be able to reduce some operating expenses over time as redundant operations are eliminated and overhead cost elements are reduced.

CRITICAL ACCOUNTING POLICIES

        We have identified the policies below as critical to the understanding of our results of operations. Note that our preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

        Critical accounting polices are those policies that are reflective of significant judgments and uncertainties and potentially result in materially different results under different assumptions and conditions. We believe our most critical accounting policies is as follows:

  Revenue Recognition.

        The Company follows the provisions of the statement of position "SOP" 97-2, SOFTWARE REVENUE RECOGNITION as amended by SOP 98-9, Modification of SOP 97-2 Software Revenue Recognition, with Respect to Certain Transactions. Generally, the Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectability is reasonably assured. The Company reduces revenue for estimated customer returns, rotations and sales rebates when such amounts can be estimated. When these amounts cannot be estimated, the Company defers revenue until the product is sold to the end-user. As part of its product sales price, the Company provides phone support, which is generally utilized by the customer shortly after the sale. The cost of the phone support is not significant but is accrued in the financial statements. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue.

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

RESULTS OF OPERATIONS

Revenue and Gross Profit (in thousands, except percentages)

	Twelve Months Ended			Twelve Months Ended
	June 30, 2004	June 30, 2003	Change	June 30, 2003	June 30,2002	Change
Total net revenue	8,991	6,606	36.1%	6,606	6,070	8.8%
Gross Profit	8,727	6,370	37.0%	6,370	5,188	22.8%
% of Net Revenue	97.1%	96.4%		96.4%	85.5%

NET REVENUE

        Product Revenue.    Net product revenue increased 36% to $9.0 million for fiscal year 2004 from $6.6 million for fiscal year 2003. Net product revenue increased 9% to $6.6 million for fiscal year 2003 from $6.1 million for fiscal year 2002. The increases in net product revenue for the fiscal years 2004 and 2003 were due primarily to increases in TeleVantage revenue. We achieved this through increases in the number of TeleVantage licenses sold and through increasing average deal size resulting from the release of TeleVantage 6.0 in fiscal 2004 and TeleVantage 5.0 in 2003. With the acquisition of Vertical Networks on September 28, 2004 the Company expects to significantly increase its product revenues. The Company acquired the InstantOffice product line, as well as relationships with AT&T and IBM, and large customers including CVS/pharmacy and Staples, Inc. While the exact impact of the acquisition upon revenue cannot be determined in advance, it is clear that the acquisition will bring incremental revenues, and those increments may to be significant.

        The Company distributes its products internationally. International product revenue was 15%, 12% and 8% of total net revenue for fiscal years 2004, 2003 and 2002, respectively. International revenue increased 73% to $1.3 million in fiscal year 2004 from $.8 million in fiscal year 2003. International revenue increased 52% to $.8 million in fiscal year 2003 from $.5 million in fiscal year 2002. The increase in international revenue in fiscal year 2004 was due primarily to increased volume of sales of

TeleVantage products in our existing international markets, accompanied with an increase in average deal size. The Company continues to focus on and strengthen its distribution efforts in international geographic regions.

GROSS PROFIT

        Product.    The Company's gross profit from net product revenue was $8.7 million, $6.4 million and $5.2 million in fiscal years 2004, 2003 and 2002, respectively, or 97%, 96% and 86% of net product revenue, respectively. The increase in gross profit percentage from net product revenue for fiscal years 2004 and 2003 as compared to fiscal year 2002 was primarily due to an increase in higher margin TeleVantage software sales coupled with a decrease in the percentage of revenue derived from lower margin Intel Dialogic add-on hardware which was discontinued in fiscal year 2002. Gross profit may fluctuate on a quarterly and yearly basis because of product mix, pricing actions and changes in sales and inventory allowances. Gross profits are expected to increase significantly as a result of incremental revenue from the InstantOffice product line but we expect gross profit as a percentage of revenue to decrease due to hardware costs included in InstantOffice revenue.

OPERATING EXPENSES

        Operating Expenses (in thousands, except percentages)

	Twelve Months Ended			Twelve Months Ended
	June 30, 2004	June 30, 2003	Change	June 30, 2003	June 30, 2002	Change
Sales and Marketing	5,863	5,539	6%	5,539	5,893	(6%)
% of Net Revenue	65.2%	83.9%		83.9%	97.1%
Product Development	3,204	3,084	4%	3,084	3,486	(12%)
% of Net Revenue	35.6%	46.7%		46.7%	57.4%
General and Administrative	2,832	4,837	(42%)	4,837	4,414	10%
% of Net Revenue	31.5%	73.2%		73.2%	72.7%
Total Operating Expenses	11,899	13,460	(12%)	13,460	13,793	(2%)
% of Net Revenue	132.3%	203.8%		203.8%	227.2%

SALES AND MARKETING

        Sales and marketing expenses were $5.9 million, $5.5 million and $5.9 million for fiscal years 2004, 2003 and 2002, respectively, representing 65%, 84% and 97% of total net revenue, respectively. The increase in sales and marketing expense in aggregate dollars for fiscal year 2004 compared to fiscal year 2003 was primarily due to an increase in personnel. In fiscal 2003 we also incurred a non-recurring charge of approximately $.2 million relating to executive severance compensation. The reduction of sales and marketing expenses in fiscal year 2004 as a percentage of net revenue in comparison to fiscal year 2003 was due to increases in TeleVantage sales outpacing increases in sales and marketing expenses resulting from larger sized system sales. The decrease in sales and marketing expenses in aggregate dollars for fiscal year 2003 compared to fiscal year 2002 was due primarily to a reduction in marketing program expense. This reduction coupled with an increase in net revenue contributed to the reduction in sales and marketing expense as a percentage of total net revenue for fiscal year 2003 compared to fiscal year 2002. Aggregate sales and marketing expenses are expected to increase significantly as a result of the acquisition of Vertical Networks.

PRODUCT DEVELOPMENT

        Product development expenses were $3.2 million, $3.1 million and $3.5 million for fiscal years 2004, 2003 and 2002, respectively, representing 36%, 47% and 57% of total net revenue, respectively. The decrease in the ratio of development expense to total net revenue for fiscal years 2004 and 2003 compared to fiscal year 2002 was due primarily to a headcount reduction as well as an increase in total net revenue.

        The Company believes that continued development and introduction to the market in a timely manner of new versions of TeleVantage is critical to its future success. The Company will also continue to develop the InstantOffice product line in the markets that product serves.

GENERAL AND ADMINISTRATIVE

        General and administrative expenses were $2.8 million, $4.8 million and $4.4 million for fiscal years 2004, 2003 and 2002, respectively, representing 32%, 73% and 73% of total net revenue, respectively.

        The decrease in general and administrative expenses in aggregate dollars in fiscal year 2004 as compared to fiscal year 2003 was primarily the result of $.7 million incurred for non-recurring charges related to executive severance compensation, and professional services costs relating to activity associated with registration statements and the Company's NASDAQ listing incurred in fiscal year 2003. Also, a $.4 million net reserve was established during fiscal year 2003 for a tax contingency in connection with the company's stock option plan, which was reversed in fiscal year 2004 when the contingency was resolved. Depreciation expense decreased by $.3 million, due to lower capital expenditures, and occupancy costs decreased by approximately $.1 million. These reductions, in addition to an increase in sales resulted in general and administration expenses as a percentage of sales decreasing in fiscal year 2004.

        The increase in general and administrative expenses in aggregate dollars in fiscal year 2003 as compared to fiscal year 2002 was primarily the result of the non-recurring charges and professional services costs discussed above, which were partially offset by a reduction in the workforce in September 2001. Also, contributing was a reduction in non-recurring occupancy costs and a reduction in tax liabilities.

        The company expects to see increased aggregate general and administrative expenses as a result of the acquisition of Vertical Networks.

OTHER INCOME (EXPENSE)

        Other income (expense), net was $18,000, $61,000 and $188,000 for fiscal years 2004, 2003 and 2002, respectively. The decrease in other income results from decreasing interest rates combined with lower average cash and invested balances.

INCOME TAX EXPENSE

        The effective tax rates for the Company were 0% for fiscal years 2004, 2003 and 2002. No income tax expense or benefit was recognized for fiscal years 2004, 2003, or 2002, as the Company incurred net losses for all periods.

FUTURE RESULTS

        On September 28, 2004 the Company acquired substantially all the assets of Vertical Networks, Inc. ("Vertical Networks") of Sunnyvale, CA. The Company intends to continue investing in the sales, marketing, and development of Vertical Networks' InstantOffice phone system product. The

Company is still completing pro forma financials reports for the acquired business and the combined businesses, but expects that InstantOffice revenues will increase and reduce or eliminate future operating losses from the InstantOffice business. However, the rate at which these revenues may increase, like those of the TeleVantage product line, will be highly dependent on the overall growth in capital spending on telecom products, the rate of market acceptance of the InstantOffice products and the success of the Company's strategic relationships with AT&T, IBM and Fujitsu.

LIQUIDITY AND CAPITAL RESOURCES

	Positions at
	June 30, 2004	June 30, 2003	Change
Cash and cash equivalents	2,747	3,041	(294)
Working Capital	(110)	(1,048)	938
	Year Ended June 30, 2004	Year Ended June 30, 2003	Difference
Cash used in operating activities	(3,459)	(4,451)	992
Cash used in investing activities	(233)	(431)	198
Cash provided by financing activities	3,398	1,903	1,495

        The Company had cash and cash equivalents of $2.7 million at June 30, 2004 compared to $3.0 million at June 30, 2003. Working capital, representing the difference between current assets and current liabilities was ($0.1) million at June 30, 2004 compared to ($1.0) million at June 30, 2003, an increase of approximately $.9 million. The increase in working capital reflects mainly an increase in net trade receivables of approximately $.5 million, a decrease in accrued liabilities of $.9 million and a decrease in deferred revenue of approximately $.1 million. These increases in were offset by a reduction in cash and cash equivalents of approximately $.3 million, an increase in accounts payable of approximately $.1 million and an increase in customer deposits of approximately $.2 million.

        The decrease in accrued liabilities at June 30, 2004 resulted from the reversal of approximately $.4 million relating to a potential tax exposure which was resolved. The balance of the decrease arose primarily from the settlement of approximately $.3 million relating to a penalty arising from the non-registration of securities issued in our September 2002 financing within prescribed time limits and payment of executive severance of approximately $.2 million. The increase in net trade receivables results from increased revenues.

        For the fiscal year 2004, we received $3.9 million from the sale of series C preferred stock less $.6 million for related expenses. We invested cash of $.1 million to develop software and an additional $.1 million to purchase property and equipment. The Company used cash of $3.5 million to fund operating activities during the fiscal year 2004. The cash used in operating activities was principally the result of $3.2 million in net loss offset by depreciation and amortization of $.4 million, amortization of deferred Toshiba equity costs of $.3 million, non-cash compensation relating to the penalty referred to above of $.3 million, an increase in accounts payable of approximately $.1 million and an increase in customer deposits of approximately $.2 million. Operating activities resulted in trade receivables increasing by $.5 million, accrued liabilities decreasing by $.9 million and deferred revenue decreased by $.1 million.

        The Company leases office, product packaging, storage space and equipment under noncancelable operating lease agreements expiring through 2005. The table below also includes those contractual payments acquired on the acquisition of Vertical Networks on September 28, 2004.

	Payment due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term Debt Obligations	—	—	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	1,691,000	1,455,000	236,000	—	—
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	—	—	—	—	—
Total	1,691,000	1,455,000	236,000	—	—

        On September 28, 2004, Artisoft completed the acquisition of substantially all of the assets of Vertical Networks, a leading provider of distributed IP-PBX software and communications solutions to large enterprises, other than patents and patent rights, pursuant to the terms of an asset purchase agreement entered into on September 23, 2004. Artisoft has also received a patent license for the use of all of Vertical Networks' patents and patent applications other than Vertical Networks' rights under specified patents that do not relate to the business purchased by Artisoft. In addition, Artisoft assumed specified liabilities of Vertical Networks.

        The purchase price for Vertical Networks consisted of: $13.5 million in cash, paid at closing except for $1.0 million held in escrow to secure Vertical Networks' indemnification obligations to Artisoft, the assumption of most liabilities of Vertical Networks and up to $5.5 million in cash payable under an earn-out provision in an amount equal to the first $5.5 million of non-refundable software license revenues received in cash by Artisoft from CVS Pharmacy, Inc. with respect to various types of Vertical Networks software to be used by CVS in connection with a rapid prescription refill project that it plans to roll out to its stores and other projects. The Company is also obligated to pay additional amounts which we estimate to be approximately $5 million, representing professional fees associated with the transaction and assumed liabilities acquired in excess of expected working capital level.

        The acquisition was financed with a portion of the proceeds from a $27.5 million common stock financing also completed on September 28, 2004 and shortly thereafter, pursuant to which Artisoft sold a total 24,159,468 shares of its common stock at a per share purchase price of $1.1386 to several investors, including M/C Venture Partners. In connection with, or prior to the financing, the holders of all shares of Artisoft's preferred stock converted those shares into common stock. Following the issuance and sale of common stock in the financing and the conversions of Artisoft's preferred stock to common stock, M/C Venture Partners is now the largest beneficial holder of Artisoft's common stock, with a 51.69% beneficial ownership interest.

        The stock purchase agreement for the financing provides that the size of Artisoft's board of directors be set at seven members, with the board initially consisting of (1) the chief executive officer of Artisoft (William Y. Tauscher—class II director), (2) one member designated by the former holders of Artisoft's series B preferred stock (Robert J. Majteles—class II director), (3) one member designated by the former holders of Artisoft's series C preferred stock (R. Randy Stolworthy—class II director), (4) two members designated by M/C Venture Partners (John P. Ward and Matthew J. Rubins—class III directors) and (5) two other directors designated by mutual agreement of M/C Venture Partners and Artisoft's board of directors (Michael P. Downey and Francis E. Girard—class I directors).

        Following March 28, 2005, the stock purchase agreement provides that Artisoft's board of directors will consist of (1) its chief executive officer (a class II director), (2) one member designated by Special Situations Fund III, L.P. (an affiliate of Austin W. Marxe and David M. Greenhouse) so long as Special Situations Fund III, L.P. and its affiliates continue to beneficially own at least 50% of the shares of

Artisoft's common stock acquired upon the conversion of their shares of Artisoft's series B preferred stock, and otherwise, one member designated by the former holders of Artisoft's series B preferred stock and series C preferred stock (a class II director), (3) two members designated by M/C Venture Partners (class III directors) and (4) three directors with relevant industry experience designated by M/C Venture Partners and Artisoft's board of directors (class I directors).

        The investors' designees are entitled to membership on the compensation and nominating committees of the board of directors.

        Artisoft is required to register, under the Securities Act of 1933, the shares issued and sold under the stock purchase agreement for resale by the investors. Artisoft has agreed to file with the Securities and Exchange Commission the registration statement with respect to this registration by November 12, 2004 and to use its best efforts to cause the registration statement to become effective on or before December 31, 2004. If the registration statement is not declared effective by the SEC on or prior to March 31, 2005 or if the registration statement, after being declared effective, ceases to be effective and available for any continuous period that exceeds 30 days or for one or more periods that exceed in the aggregate 60 days in any 12-month period, Artisoft will be required to pay each investor in the financing liquidated damages in an amount equal to 1% of the aggregate purchase price paid by the investor under the purchase agreement (not to exceed 9% of such purchase price, in the aggregate). Artisoft has also made other customary agreements regarding this registration, including matters relating to indemnification; maintenance of the registration statement; payment of expenses; and compliance with state "blue sky" laws.

        Artisoft also agreed to several negative covenants under the stock purchase agreement. Artisoft's negative covenants relate to obligations not to, without the prior consent of M/C Venture Partners, enter into a transaction involving a change in control of Artisoft; incur indebtedness in excess of $3.0 million; create any security with an equity component unless that security is junior to the common stock or, subject to specified exceptions, issue any equity securities; transfer its intellectual property; repurchase, redeem or pay dividends on any shares of capital stock (subject to limited exceptions); grant stock options that are not authorized by a vote of the board of directors or its compensation committee; liquidate or dissolve; change the size of Artisoft's board of directors; amend Artisoft's certificate of incorporation or bylaws; change the nature of Artisoft's business; or alter the voting rights of shares of Artisoft's capital stock in a disparate manner.

        As a result of the sale of common stock under the stock purchase agreement, the exercise price of all of the warrants to purchase an aggregate of 466,664 shares of common stock issued in Artisoft's 2001 financing and all of the warrants to purchase an aggregate of 2,627,002 shares of common stock issued in Artisoft's 2003 financing was reduced to $1.1386 per share pursuant to the terms of those warrants. Immediately prior to the sale of common stock under the purchase agreement, the exercise price of the warrants issued in 2001 was $1.50 per share, and the exercise price of the warrants issued in 2003 was $1.88 per share. The reduction of the exercise price of these warrants will result in the recording of a non-cash deemed dividend equal to approximately $1.5 million in the first quarter of fiscal 2005.

        Under the consent, amendment and waiver agreement, all warrants issued in the 2001 and 2003 financings were amended to delete the price protection provisions of those warrants. Therefore, as so amended, the per share exercise price of those warrants will no longer be subject to adjustment in the event of sales of securities by Artisoft, except for customary adjustments for stock splits, dividends, recapitalizations and other organic changes.

        The Company anticipates that existing cash balances at June 30, 2004 combined with gross proceeds of $27.5 million received by the Company in the September 2004 financing will be adequate to meet the Company's current and expected cash requirements for the next year. However, a change in circumstance, such as a reduction in the demand for our products, could necessitate that the

Company seek additional debt or equity capital or take actions to reduce our operating costs to levels that can be supported by our available cash. See "Risk Factors" below. In addition, the Company may also from time to time seek debt or equity financing for various business reasons. There can be no assurance that any such additional financing will be available when needed or on acceptable terms to allow the Company to successfully achieve its operating plan or fund future investment in its TeleVantage product line.

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

        With the completion of the financing of September 2004, and the acquisition of Vertical Networks, the Company may pursue relisting on the NASDAQ SmallCap Market. The Company will evaluate this opportunity when it is determined that the Company does in fact meet the listing requirements of the NASDAQ SmallCap Market.

RECENT ACCOUNTING PRONOUNCEMENTS

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

        In May 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 150, "Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer's equity shares or variations inversely related to changes in the fair value of the issuer's equity shares. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003 the FASB deferred the classification and measurement provisions of SFAS No. 150 as they apply to certain mandatory redeemable non-controlling interests. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. The Company has not entered into or modified any financial instruments covered by this statement after May 31, 2003 and the application of this standard did not have a material impact on our consolidated financial statements or results of operations.

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

Our revenues are dependent upon sales of a two families of products, and our business will fail, if we do not increase sales of those products.

        Our revenues are derived from sales of a two families of products, TeleVantage and InstantOffice. If we are not able to increase sales of these products, our business will fail. TeleVantage and InstantOffice are relatively new products in the emerging market for server-based phone systems and it is difficult to predict when or if sales of TeleVantage and InstantOffice will increase substantially or at all. We face a substantial risk that our sales will continue to not cover our operating expenses and that we will continue to incur operating losses.

We have a history of losses and expect to incur future losses.

        We had operating losses for fiscal year 2004 and in each of the last ten fiscal years. We also had negative cash flow from operating activities in five out of the last nine fiscal years. If our revenues do not increase significantly we may never achieve profitability, on a sustained basis or at all, or generate positive cash flow in the future. In that case our business will fail. We expect to incur significant future operating losses and negative cash flows. Vertical Networks, Inc. also incurred operating losses in each of its last three fiscal years, and had negative cash flow from operating activities many of which were acquired when the Company acquired most of the assets of Vertical Networks. The operations acquired from Vertical Networks may not generate profits or positive cash flow.

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

        Our operating results have in the past fluctuated, and may in the future fluctuate, from quarter to quarter. The resulting continued unpredictability of our operating results could depress the market price of our common stock, particularly if operating results do not meet the expectations of public market analysts or investors. Factors that contribute to fluctuations in our operating results include:

  •
  the extent and timing of sales to significant customers, particularly Toshiba, Staples and CVS/pharmacy;

  •
  our ability to develop, introduce and market enhancements to our TeleVantage and InstantOffice family of products;

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

We rely upon the availability of distributors, resellers and original equipment manufacturers to market TeleVantage and the ability of these organizations to pay for the products they purchase from us.

        If distributors, resellers and original equipment manufacturers in the software industry choose not to focus their marketing efforts on software-based phone systems or on products competitive with TeleVantage, our sales efforts will be materially adversely affected. In fiscal year 2004, our distributor, Paracon, accounted for 37% of our total net sales. In fiscals year 2003 and 2002, Paracon accounted for 42% and 32%, respectively, of our total net sales. We depend upon the availability of distribution outlets similar to these relationships to market TeleVantage. In addition, our operating results would be adversely affected if one of our major distributors, resellers or original equipment manufacturers fails to pay us for the products they purchase from us. At June 30, 2004, Paracon represented approximately 31% of our outstanding trade receivables. At June 30, 2003, Paracon represented approximately 36% of our outstanding trade receivables and at June 30, 2002, Paracon represented approximately 36% of our outstanding trade receivables. Our relationship with Paracon is through its subsidiary Scansource, which is doing business as Catalyst Telecom.

If we lose the services of our Chief Executive Officer we may not be able to implement our business model successfully, which could harm our ability to remain competitive in our market.

        Our future success depends to a significant extent on the continued service of and effective working relationship with William Tauscher, our Chief Executive Officer. Our business may suffer if we lose the services of Mr. Tauscher.

The integration of Artisoft's and Vertical Networks' businesses may distract management from achieving its operational objectives which could limit Artisoft's ability to retain its employees.

        The integration of Artisoft's and Vertical Networks' businesses will require the dedication of management resources. This may distract management's attention from the day-to-day business of Artisoft. Employee uncertainty and lack of focus during integration may also disrupt the business of Artisoft. The retention by Artisoft of key employees is critical to ensure continued advancement, development and support of Artisoft's technologies as well as on-going sales and marketing efforts. During the integration phase, competitors may intensify their efforts to recruit key employees. Artisoft may not be able to retain key technical, sales or marketing personnel which would adversely affect Artisoft's business.

If Artisoft and Vertical Networks cannot be successfully integrated, the anticipated advantages of the recent acquisition of Vertical Networks may not be realized.

        In order to maintain and increase profitability Artisoft will need to successfully integrate and streamline overlapping functions of Vertical Networks. The desired cost savings may not be achieved and the integration of Artisoft's and Vertical Networks' operations may not be accomplished smoothly, expeditiously or successfully.

The listing of our common stock on the OTCBB limits the liquidity of our common stock and our access to capital markets.

        Our common stock was now trades on the over-the-counter electronic bulletin board, also referred to as the OTCBB. The listing of our common stock on the OTCBB may reduce the price of our common stock and the levels of liquidity available to our stockholders. In addition, the listing of our common stock on the OTCBB could materially adversely affect our access to the capital markets, and the limited liquidity and reduced price of our common stock could materially adversely affect our ability to raise capital through alternative financing sources on terms acceptable to us or at all. Our stock listing may also result in other negative implications, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and fewer business development opportunities.

We may need to procure additional third party financing, but financing may not be available when needed or upon terms acceptable to us.

        In order to obtain the funds to continue our operations and meet our working capital requirements, we may require additional equity financing or debt financing. The proceeds from our common stock financing, completed in September 2004 may not be sufficient to meet our business needs. Any additional financing may not be available to us on terms acceptable to us or at all.

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

If server-based phone systems do not achieve widespread acceptance, we may not be able to continue our operations.

        Our product lines, TeleVantage and InstantOffice, competes in the newly emerging server-based phone system market, as well as existing traditional, proprietary hardware solutions offered by companies such as Avaya Communications, Nortel Networks Corporation and Siemens Corporation. We do not know if markets will migrate toward server-based phone system solutions. If server-based phone systems do not achieve widespread acceptance or widespread acceptance is delayed, sales of TeleVantage and InstantOffice will not increase and may decline. We may then be unable to continue our operations.

Variability in product returns makes it difficult to predict our revenue.

        We are exposed to the risk of product returns from our systems integrators, distributors and value-added resellers, which are estimated and recorded by us as a reduction in sales. Actual returns in any period may exceed our estimates, thereby making it difficult to predict our revenues. To the extent we may, in the future, introduce new products, the predictability and timing of sales to end-users and the management of returns to us of unsold products by distributors and volume purchasers may become more complex.

Our market is subject to changing preferences and technological change; our failure to keep up with these changes would result in our losing market share.

        The introduction of products incorporating new technologies and the emergence of new industry standards could render our products obsolete and unmarketable. If this occurs, we would likely lose market share. The markets for computer telephony solutions are characterized by rapid technological change, changing customer needs, frequent product introductions and evolving industry standards within the markets for computer technology solutions. Our future success will depend upon our ability to develop and introduce new computer telephony products (including new releases and enhancements) on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of our customers.

M/C Venture Partners has acquired a substantial interest in Artisoft and may be able to exert substantial influence over Artisoft's actions.

        Based upon its substantial stock ownership and their director rights, M/C Venture Partners may be able to exert substantial influence over matters submitted to our stockholders for approval and our management and affairs, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. As of October 1, 2004, M/C Venture Partners beneficially owned approximately 51.69% of our common stock. In addition to its beneficial ownership interest in Artisoft's common stock, the stock purchase agreement governing M/C Venture Partners' September 2004 investment in Artisoft provides for significant board of directors rights, and other privileges, for M/C Ventures.

        The stock purchase agreement provides that, initially, (1) M/C Venture Partners may designate two members of Artisoft's board of directors and (2) M/C Venture Partners and Artisoft's board of directors may designate by mutual agreement two other directors. Pursuant to these provisions, M/C Venture Partners has designated John P. Ward and Matthew J. Rubins, each a general partner of M/C Venture Partners, as Artisoft directors, and M/C Venture Partners and Artisoft's board of directors have mutually agreed to designate Michael P. Downey and Francis E. Girard, each an existing Artisoft director, Artisoft directors. Following March 28, 2005, the stock purchase agreement provides that (1) M/C Venture Partners may designate two members of Artisoft's board of directors and (2) M/C Venture Partners and Artisoft's board of directors may designate by mutual agreement three directors with relevant industry experience. M/C Venture Partners' designees are entitled to membership on the compensation and nominating committees of the board of directors.

        Artisoft also agreed under the stock purchase agreement that it would not, without the prior consent of M/C Venture Partners, take any of the following actions: enter into a transaction involving a change in control of Artisoft; incur indebtedness in excess of $3.0 million; create any security with an equity component unless that security is junior to the common stock or, subject to specified exceptions, issue any equity securities; transfer its intellectual property; repurchase, redeem or pay dividends on any shares of capital stock (subject to limited exceptions); grant stock options that are not authorized by a vote of the board of directors or its compensation committee; liquidate or dissolve; change the size of Artisoft's board of directors; amend Artisoft's certificate of incorporation or bylaws; change the nature of Artisoft's business; or alter the voting rights of shares of Artisoft's capital stock in a disparate manner.

        M/C Venture Partners may elect to sell all or a substantial portion of their Artisoft securities to one or more third parties. In that case, a third party with whom we have no prior relationship could exercise the same degree of control over us as M/C Venture Partners presently does.

If the employment of either of our President or our Senior Vice President of Development is terminated prior to October 2004 without cause or by the executive for good reason, we will be required to provide substantial benefits to that officer.

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

  •
  Artisoft will pay the executive a lump sum equal to one year's, or two years' in the case of the President, base salary plus bonus.

        Due to open market purchases of our common stock, a change in control, within the meaning of the change in control agreements, occurred in December 2002, in September 2003, and again in September 2004. Therefore, each of the executives set forth in the table below will receive benefits under its change in control agreement in the event his employment at Artisoft is terminated prior to September 2006 either without cause or for good reason. The salary and bonus of each executive for Artisoft's 2004 fiscal year ended June 30, 2004 is also set forth on the table below.

Name	Title	Fiscal 2004 Salary	Fiscal 2004 Bonus
Steven G. Manson	President	$210,000	—
Christopher Brookins	Senior Vice President of Development	$166,400	—

Software errors may damage our reputation, cause loss of customers and increase customer support costs.

        Telecommunications products as complex as TeleVantage and InstantOffice may contain undetected errors. This could result in damage to our reputation, loss of customers, delay of market acceptance of our products or all of these consequences. We or our customers may find errors in TeleVantage or InstantOffice or any new products after commencement of commercial shipments. In addition, if our products are flawed, or are difficult to use, customer support costs could rise.

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

        Interest Rate Risk.    Artisoft may be exposed to interest rate risk on many of its cash equivalents. The value of many of the Company's investments may be adversely impacted in a rising interest rate investment environment. Although Artisoft does not anticipate any material losses from such a movement in interest rates, it may nonetheless experience such material losses in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ARTISOFT, INC.
INDEX TO FINANCIAL STATEMENTS

        All schedules are omitted because they are not required, are not applicable, or the information is included in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Artisoft, Inc. and subsidiaries:

        We have audited the accompanying consolidated balance sheets of Artisoft, Inc. and subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for each of the years in the three-year period ended June 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with The Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Artisoft, Inc. and subsidiaries as of June 30, 2004 and 2003 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Boston, Massachusetts
October 13, 2004

ARTISOFT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2004	June 30, 2003
Assets
Current assets:
Cash and cash equivalents	$2,747	$3,041
Trade receivables, net of allowances of $80 and $182 at June 30 2004 and June 2003, respectively	1,334	838
Inventories	15	18
Prepaid expenses	340	368

Total current assets	4,436	4,265

Property and equipment	3,885	3,756
Less accumulated depreciation and amortization	(3,602)	(3,296)

Net property and equipment	283	460

Other assets	379	269

	$5,098	$4,994

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$486	$396
Accrued liabilities	1,252	2,149
Deferred revenue	2,629	2,768
Customer deposits	179	—

Total current liabilities	4,546	5,313

Shareholders' equity/(deficit):
Preferred stock, $1.00 par value per share. Authorized 11,433,600 shares;
Series A preferred stock. Authorized 50,000 shares; no shares issued at June 30, 2004 and June 30, 2003	—	—
Series B preferred stock. Authorized 2,800,000 shares; issued 2,800,000 shares at June 30, 2004 and June 30, 2003 (aggregate liquidation value $7 million)	2,800	2,800
Series C Preferred Stock. Authorized 2,627,002 shares; issued 2,627,002 shares and outstanding 2,530,335 shares at June 30, 2004 (aggregate liquidation value $4 million) and no shares issued or outstanding at June 30, 2003	2,530	—
Common stock, $.01 par value per share. Authorized 50,000,000 shares; issued 6,085,488 shares at June 30, 2004 and 5,206,243 at June 30, 2003	61	52
Additional paid-in capital	109,649	108,505
Accumulated deficit	(43,880)	(40,726)
Deferred Toshiba equity cost	(928)	(1,270)
Less treasury stock, at cost, 2,216,783 shares of common stock at June 30, 2004 and June 30, 2003	(69,680)	(69,680)
Shareholders' equity/(deficit)	552	(319)

	$5,098	$4,994

See accompanying notes to consolidated financial statements.

ARTISOFT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended June 30,
	2004	2003	2002
Net Revenue
Product	$8,991	$6,606	$6,050
Services	—	—	20

Total net revenue	8,991	6,606	6,070
Cost of sales:
Product	264	236	870
Services	—	—	12

Total cost of sales	264	236	882
Gross profit:
Product	8,727	6,370	5,180
Services	—	—	8

Total gross profit	8,727	6,370	5,188
Operating expenses:
Sales and marketing	5,863	5,539	5,893
Product development	3,204	3,084	3,486
General and administrative	2,832	4,837	4,414

Total operating expenses	11,899	13,460	13,793

Loss from operations	(3,172)	(7,090)	(8,605)

Other income
Interest income	18	61	188

Total other income	18	61	188

Net loss	(3,154)	(7,029)	(8,417)
Series C preferred deemed dividend	(2,009)	—	—
Series B preferred deemed dividend	(1,088)	(2,006)	(2,766)

Loss applicable to common stock	$(6,251)	$(9,035)	$(11,183)

Net loss per common share—Basic and Diluted	$(0.87)	$(2.43)	$(3.20)

Net loss applicable to common stock—Basic and Diluted	$(1.73)	$(3.13)	$(4.26)

Weighted average common shares outstanding—Basic and Diluted	3,621	2,889	2,627

See accompanying notes to consolidated financial statements.

ARTISOFT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

(in thousands, except share and per share amounts)

	Common Stock		Preferred Stock B			Preferred Stock C
	Shares	$0.01 Par Value Per Share	Shares	$1.00 Par Value Per Share	Deferred Toshiba Equity Costs	Shares	$1.00 Par Value Per Share	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Net Shareholders' Equity (Deficit)
Balances at June 30, 2001	4,841,860	48	—	—	(1,896)			102,561	(25,280)	(69,784)	5,649
Sale of Series B Preferred Stock Offering:
Series B preferred stock, net of issuance costs	—	—	2,800,000	2,800	—			3,975	—	—	6,775
Warrants	—	—	—	—	—			2,766	—	—	2,766
Non cash dividend paid on series B preferred	—	—	—	—	—			(2,766)	—	—	(2,766)
Exercise of common stock options	1,167	—	—	—	—			22	—	—	22
Issuance of common stock under employee stock purchase plan	18,074	—	—	—	—			146	—	—	146
Amortization of Deferred Toshiba Equity Costs	—	—	—	—	378				—	—	378
Net Loss	—	—	—	—	—				(8,417)		(8,417)

Balance at June 30, 2002	4,861,101	$48	2,800,000	$2,800	$(1,518)			$106,704	$(33,697)	$(69,784)	4,553

Stock Offering:
Common stock, net of issuance costs	317,466	4	—	—	—			1,852	—	—	1,856
Warrants	—	—	—	—	—			2,006	—	—	2,006
Non cash dividend paid on series B preferred	—	—	—	—	—			(2,006)	—	—	(2,006)
Exercise of common stock options	—	—	—	—	—			—	—	—	—
Issuance of common stock under employee stock purchase plan	27,792	—	—	—	—			47	—	—	47
Redemption of common stock	(116)	—	—	—	—			—	—	—	—
Issuance of Treasury stock	—	—	—	—	—			(98)	—	104	6
Amortization of Deferred Toshiba
Equity Costs	—	—	—	—	248			—	—	—	248
Net Loss	—	—	—	—	—			—	(7,029)		(7,029)

Balance at June 30, 2003	5,206,243	$52	2,800,000	$2,800	$(1,270)			$108,505	$(40,726)	$(69,680)	(319)

Stock Offering:
Series C preferred stock, net of issuance costs						2,627,002	2,627	696			3,323
Warrants	—	—	—	—	—			1,088	—	—	1,088
Non cash dividend paid on series B preferred	—	—	—	—	—			(1,088)	—	—	(1,088)
Warrants								2,009			2,009
Non cash dividend paid on series C preferred								(2,009)			(2,009)
Common stock issued relating to Series C Financing	660,328	7						(7)			—
Common stock issued relating to non-registration penalty	82,610	1						284			285
Exercise of common stock options	5,833	—	—	—	—			17	—	—	17
Issuance of common stock under employee stock purchase plan	33,807	—	—	—	—			58	—	—	58
Conversion of Series C Preferred to Common	96,667	1	—	—	—	(96,667)	(97)	96	—	—	—
Amortization of Deferred Toshiba
Equity Costs	—	—	—	—	342			—	—	—	342
Net Loss	—	—	—	—	—			—	(3,154)		(3,154)

Balance at June 30, 2004	6,085,488	$61	2,800,000	$2,800	$(928)	2,530,335	$2,530	$109,649	$(43,880)	$(69,680)	552

See accompanying notes to consolidated financial statements.

ARTISOFT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended June 30,
	2004	2003	2002
Cash Flows from Operating Activities:
Net loss	$(3,154)	$(7,029)	$(8,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	418	712	775
Amortization of deferred Toshiba equity costs	342	248	378
Non-cash registration settlement costs	285	—	—
Stock based compensation expense	—	6	—
Non-cash changes in accounts receivable and rotation allowances:
Additions	63	175	76
Reductions	(48)	(67)	(890)
Changes in operating assets and liabilities:
Receivables—
Trade accounts	(511)	(88)	444
Other receivables	—	—	27
Inventories	3	(4)	660
Prepaid expenses	28	(94)	226
Other assets	(118)	45	2
Accounts payable	90	20	(306)
Accrued liabilities	(897)	580	145
Deferred revenue	(139)	1,045	413
Customer Deposits	179	—	—

Net cash used in operating activities	(3,459)	(4,451)	(6,467)

Cash Flows From Investing Activities:
Capitalization of developed software	(104)	(155)	(108)
Purchases of property and equipment	(129)	(276)	(149)

Net cash provided by (used in) investing activities	(233)	(431)	(257)

Cash Flows From Financing Activities:
Proceeds from issuance of preferred stock	3,323	—	6775
Proceeds from issuance of common stock under stock plans	75	47	168
Proceeds from issuance of common stock	—	1,856	—

Net cash provided by financing activities	3,398	1,903	6,943

Net increase (decrease) in cash and cash equivalents	(294)	(2,979)	219
Cash and cash equivalents, beginning of year	3,041	6,020	5,801

Cash and cash equivalents, end of year	$2,747	$3,041	$6,020

Supplemental Cash Flow Information:
Non cash dividend to Series C Preferred Stockholders	$2,009	$—	$—

Non cash dividend to Series B Preferred Stockholders	$1,088	$2,006	$2,766

Cash paid during the year for:
Interest	$—	$—	$—

Income taxes	$—	$—	$—

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

BASIS OF CONSOLIDATION

        The consolidated financial statements include the accounts of Artisoft, Inc. and its two wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

CASH EQUIVALENTS

        The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. As of June 30, 2004 and 2003, the Company had classified securities of $2.1 million and $2.6 million, respectively, with a maturity of less than three months as cash and cash equivalents.

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

        The Company sells its products through a variety of channels of distribution, including distributors, resellers and original equipment manufacturers (OEMs). In fiscal years 2004, 2003 and 2002, one customer accounted for 37%, 42% and 32%, respectively, of the Company's net sales.

        At June 30, 2004 and June 30, 2003 one customer accounted for approximately 31% and 36%, respectively, of the Company's outstanding gross trade receivables. At June 30, 2002, two customers accounted for approximately 36% and 17% of the Company's outstanding gross trade receivables. The loss of any of the major distributors, resellers or OEMs, or their failure to pay the Company for products purchased from the Company, could have an adverse effect on the Company's operating results. The Company's standard credit terms are net 30 days, although longer terms are provided to various major customers on a negotiated basis from time to time.

INVENTORIES

        Inventories are stated at the lower of cost or market and consist of Intel hardware, manuals, diskettes, CD-ROMs and packaging materials. Cost is determined using the first-in, first-out method.

PROPERTY AND EQUIPMENT

        Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of one to three years for computer software, three to five years for computer hardware and other equipment, three to seven years for furniture and fixtures, and the shorter of the asset life or the life of the lease in the case of leasehold improvements.

OTHER ASSETS

        Other assets are stated at cost and are comprised of capitalized development costs, purchased technology and recoverable security deposits on leases.

        Development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established and until the products are available for sale, software development costs are capitalized and amortized over the greater of the amount computed using: (a) the ratio that current gross revenue for the product bears to the total of current and anticipated future gross revenue for that product or (b) the straight line method over the estimated economic life of the product including the period being reported on. The amortization period has been determined as the life of the product which is generally two years.

INCOME TAXES

        Income taxes have been accounted for under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if, based upon the weight of all available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized.

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

COMPUTATION OF NET LOSS PER SHARE

        Net loss per share-basic is based upon the weighted average number of common shares outstanding. Net loss per diluted share is based upon the weighted average number of common and common equivalent shares outstanding assuming dilution. Common equivalent shares, consisting of outstanding stock options, warrants and convertible preferred stock are included in the per share calculations where the effect of their inclusion would be dilutive. See also Note 2 on impact of subsequent stock offering.

        A reconciliation of basic weighted average common shares with weighted average shares assuming dilution is as follows (in thousands):

	Years Ended June 30,
	2004	2003	2002
Weighted average shares, excluding shares in Treasury—basic	3,621	2,889	2,627
Net effect of dilutive potential common shares outstanding based on the Treasury stock method using the average market price	—	—	—

Weighted average common shares assuming dilution	3,621	2,889	2,627

Antidilutive potential common shares excluded from the computation above	7,436	1,143	948

STOCK BASED COMPENSATION

        The Company applies APB Opinion No. 25 in accounting for its stock incentive plan and accordingly, no compensation cost has been recognized for its stock options in the financial statements because the exercise price has equaled the fair market value on the date each option was granted. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss and net loss per common equivalent share for the fiscal years ended June 30, 2004, 2003 and 2002 would have been increased to the pro forma amounts indicated below (in thousands, except per share prices):

	2004	2003	2002
Reported net loss applicable to common stock	$(6,251)	$(9,035)	$(11,183)
Add; Stock Based Compensation Expense included in reported Net Loss	$—	$6	—
Stock based compensation expense determined under fair value method for all awards	$(1,676)	$(2,317)	$(2,173)
Pro Forma net loss applicable to common stock	$(7,927)	$(11,346)	$(13,356)
Reported loss per share applicable to common stock	$(1.73)	$(3.13)	$(4.26)
Pro Forma loss per share applicable to common stock	$(2.19)	$(3.93)	$(5.08)

        The per share weighted average fair value of stock options granted during the fiscal years ended June 30, 2004, 2003 and 2002 was $2.14, $2.49, and $8.40, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions.

	2004	2003	2002
Expected Dividend Yield	0%	0%	0%
Volatility Factor	118%	111%	79%
Risk free Interest Rate	3.0%	3.3%	4.2%
Expected Life	6 years	6 years	6 years

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

        In May 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 150, "Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer's equity shares or variations inversely related to changes in the fair value of the issuer's equity shares. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003 the FASB deferred the classification and measurement provisions of SFAS No. 150 as they apply to certain mandatory redeemable non-controlling interests. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. The Company has not entered into or modified any financial instruments covered by this statement after May 31, 2003 and the application of this standard did not have a material impact on our consolidated financial statements or results of operations.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amounts of cash and cash equivalents, trade receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments.

(2)    ACQUISITION, FINANCINGS AND LIQUIDITY

        On September 28, 2004, Artisoft completed the acquisition of substantially all of the assets of Vertical Networks, a leading provider of distributed IP-PBX software and communications solutions to large enterprises, other than patents and patent rights, pursuant to the terms of an asset purchase agreement entered into on September 23, 2004. Artisoft has also received a patent license for the use of all of Vertical Networks' patents and patent applications other than Vertical Networks' rights under specified patents that do not relate to the business purchased by Artisoft. In addition, Artisoft assumed specified liabilities of Vertical Networks.

        The acquisition of Vertical Networks provides Artisoft with a complementary product line and access to distributed large enterprise customers and a direct sales channel through systems integrator partners including IBM and AT&T.

        The purchase price for Vertical Networks consisted of: $13.5 million in cash, paid at closing except for $1.0 million held in escrow to secure Vertical Networks' indemnification obligations to Artisoft, the assumption of most liabilities of Vertical Networks and up to $5.5 million in cash payable under an earn-out provision in an amount equal to the first $5.5 million of non-refundable software license revenues received in cash by Artisoft from CVS Pharmacy, Inc. with respect to various types of Vertical Networks software to be used by CVS in connection with a rapid prescription refill project that it plans to roll out to its stores and other projects.

        The acquisition was financed with a portion of the proceeds from a $27.5 million common stock financing also completed on September 28, 2004 and shortly thereafter, pursuant to which Artisoft sold a total of 24,159,468 shares of its common stock at a per share purchase price of $1.1386 to several investors, including M/C Venture Partners. In connection with, or prior to the financing, the holders of all shares of Artisoft's preferred stock converted those shares into common stock. Following the issuance and sale of common stock in the financing and the conversions of Artisoft's preferred stock to common stock, M/C Venture Partners is now the largest beneficial holder of Artisoft's common stock, with a 51.69% beneficial ownership interest.

        The Company anticipates that existing cash balances at June 30, 2004 combined with gross proceeds of $27.5 million received by the Company in the September 2004 financing, as discussed in Note 2, will be adequate to meet the Company's current and expected cash requirements for the next year. However, a change in circumstance, such as a reduction in the demand for our products, could necessitate that the Company seek additional debt or equity capital or to take actions to reduce our operating costs to levels that can be supported with our available cash. In addition, the Company may also from time to time seek debt or equity financing for various business reasons. There can be no assurance that any such additional financing will be available when needed or on acceptable terms to allow the Company to successfully achieve its operating plan or fund future investment in its TeleVantage and InstantOffice product lines.

        The stock purchase agreement for the financing provides that the size of Artisoft's board of directors be set at seven members, with the board initially consisting of (1) the chief executive officer of Artisoft (William Y. Tauscher—class II director), (2) one member designated by the former holders of Artisoft's series B preferred stock (Robert J. Majteles—class II director), (3) one member designated by the former holders of Artisoft's series C preferred stock (R. Randy Stolworthy—class II director), (4) two members designated by M/C Venture Partners (John P. Ward and Matthew J. Rubins—class III directors) and (5) two other directors designated by mutual agreement of M/C Venture Partners and Artisoft's board of directors (Michael P. Downey and Francis E. Girard—class I directors).

        Following March 28, 2005, the stock purchase agreement provides that Artisoft's board of directors will consist of (1) its chief executive officer (a class II director), (2) one member designated by Special Situations Fund III, L.P. (an affiliate of Austin W. Marxe and David M. Greenhouse) so long as Special Situations Fund III, L.P. and its affiliates continue to beneficially own at least 50% of the shares of Artisoft's common stock acquired upon the conversion of their shares of Artisoft's series B preferred stock, and otherwise, one member designated by the former holders of Artisoft's series B preferred stock and series C preferred stock (a class II director), (3) two members designated by M/C Venture Partners (class III directors) and (4) three directors with relevant industry experience designated by M/C Venture Partners and Artisoft's board of directors (class I directors).

        The investors' designees are entitled to membership on the compensation and nominating committees of the board of directors.

        Artisoft has agreed to register, under the Securities Act of 1933, the shares issued and sold under the stock purchase agreement for resale by the investors. Artisoft has agreed to file with the Securities and Exchange Commission the registration statement with respect to this registration by November 12, 2004 and to use its best efforts to cause the registration statement to become effective on or before December 31, 2004. If the registration statement is not declared effective by the SEC on or prior to March 31, 2005 or if the registration statement, after being declared effective, ceases to be effective and available for any continuous period that exceeds 30 days or for one or more periods that exceed in the aggregate 60 days in any 12-month period, Artisoft will be required to pay each investor in the financing liquidated damages in an amount equal to 1% of the aggregate purchase price paid by the investor under the purchase agreement (not to exceed 9% of such purchase price, in the aggregate). Artisoft has also made other customary agreements regarding this registration, including matters relating to indemnification; maintenance of the registration statement; payment of expenses; and compliance with state "blue sky" laws.

        Artisoft also agreed to several negative covenants under the stock purchase agreement. Artisoft's negative covenants relate to obligations not to, without the prior consent of M/C Venture Partners, enter into a transaction involving a change in control of Artisoft; incur indebtedness in excess of $3.0 million; create any security with an equity component unless that security is junior to the common stock or, subject to specified exceptions, issue any equity securities; transfer its intellectual property; repurchase, redeem or pay dividends on any shares of capital stock (subject to limited exceptions); grant stock options that are not authorized by a vote of the board of directors or its compensation committee; liquidate or dissolve; change the size of Artisoft's board of directors; amend Artisoft's certificate of incorporation or bylaws; change the nature of Artisoft's business; or alter the voting rights of shares of Artisoft's capital stock in a disparate manner.

        As a result of the sale of common stock under the stock purchase agreement, the exercise price of all of the warrants to purchase an aggregate of 466,664 shares of common stock issued in Artisoft's 2001 financing and all of the warrants to purchase an aggregate of 2,627,002 shares of common stock issued in Artisoft's 2003 financing was reduced to $1.1386 per share pursuant to the terms of those warrants. Immediately prior to the sale of common stock under the purchase agreement, the exercise price of the warrants issued in 2001 was $1.50 per share, and the exercise price of the warrants issued in 2003 was $1.88 per share. The reduction of the exercise price of these warrants will result in the recording of a non-cash deemed dividend equal to approximately $1.5 million in the first quarter of fiscal 2005. As of the date of this filing, a purchase price allocation has not been completed for the acquisition of Vertical Networks which was closed September 28, 2004. This work is underway and the results of this allocation will be incorporated in subsequent filings.

        Under the consent, amendment and waiver agreement, all warrants issued in the 2001 and 2003 financings were amended to delete the price protection provisions of those warrants. Therefore, as so amended, the per share exercise price of those warrants will no longer be subject to adjustment in the event of sales of securities by Artisoft, except for customary adjustments for stock splits, dividends, recapitalizations and other organic changes.

        The Company has incurred losses and negative cash flows from operations in every fiscal period since 1996 and has an accumulated deficit, including non-cash equity charges, of $44 million as of June 30,2004. For the year ended June 30, 2004 the Company incurred a net loss of approximately $3 million dollars, which includes negative cash flows from operations of approximately $3 million. Management expects that operating losses and negative cash flows will continue in the near future and anticipates that losses will increase somewhat from current levels as a result of the cost of absorbing the operations acquired from Vertical Networks on September 28, 2004. However, the Company has completed several rounds of private equity financing with its last round totaling approximately $28 million concurrent with the completion of the acquisition. The Company anticipates that cash flows generated from the proceeds from the equity financing combined with increased revenues will meet its anticipated cash requirements during and through our fiscal 2005 year. The Company plans to increase its revenue in the foreseeable future as the result of the acquisition of the InstantOffice product line and its resellers and systems integrators, as well as expanding its reseller base and increasing its investment in lead generation on behalf of its resellers and systems integration partners through marketing programs and promotional activities.

        There can be no assurance that the combination of the net proceeds from the September 2004 equity financing and increased revenues will be sufficient to meet the Company's cash requirements. If the Company is unable to satisfy such cash requirements from these sources, Company's ability to continue as a going concern and to achieve its intended business objectives could be adversely affected. In such case, the Company could be required to adopt one or more alternatives, such as reducing or delaying marketing and promotional activities, reducing or delaying capital expenditures, developing restructuring plans to reduce discretionary costs deemed nonessential, and selling additional shares of the Company's capital common stock.

(3)    INVENTORIES

        Inventories at June 30, 2004 and 2003 consist of the following (in thousands):

	June 30,
	2004	2003
Raw Materials	$4	$12
Finished Goods	$11	$6

	$15	$18

(4)    PROPERTY AND EQUIPMENT

        Property and equipment at June 30, 2004 and 2003 consist of the following (in thousands):

	June 30,
	2004	2003
Furniture and Fixtures	$132	$132
Computers, software and other equipment	3,421	3,292
Leasehold improvements	332	332

	3,885	3,756
Accumulated depreciation and amortization	(3,602)	(3,296)

	$283	$460

(5)    OTHER ASSETS

        Other assets at June 30, 2004 and 2003 consist of the following (in thousands):

	June 30,
	2004	2003
Capitalized software development costs, net of accumulated amortization of $245 and $133	$121	$129
Purchased Technology	125	—
Recoverable security deposits	133	140

	$379	$269

(6)    ACCRUED LIABILITIES

        Accrued liabilities at June 30, 2004 and 2003 consist of the following (in thousands):

	June 30,
	2004	2003
Compensation and benefits	$538	$628
Payroll, sales and property taxes	25	60
Marketing	78	32
Professional fees	390	627
Other taxes payable	—	378
Other	221	424

	$1,252	$2,149

(7)    SHAREHOLDERS' EQUITY

REVERSE SPLIT

        On April 22, 2003 the Company's stockholders authorized Artisoft's board of directors to effect a reverse stock split of its common stock at a ratio of six-for-one. The Company has retroactively applied the reverse stock split to these financial statements.

PREFERRED STOCK

        The Company has authorized 11,433,600 shares of preferred stock par value $1.00 per share, of which 5,427,002 shares have been issued as of June 30, 2004 and 2,800,000 as of June 30, 2003. On December 6, 1994, the Board of Directors of the Company authorized the designation and reservation of 50,000 shares of preferred stock as "Series A Participating Preferred Stock" subject to a Rights Agreement dated December 23, 1994. The reserved shares were to be automatically adjusted to reserve such number of shares as may be required in accordance with the provisions of the Series A Participating Preferred Stock and the Rights Agreement. The Rights agreement was to expire in December 2004. In connection with the issuance of the Series B Preferred Stock in 2001, the Company's Board of Directors terminated the Rights Agreement effective December 31, 2001.

        2001 Financing; Series B Preferred Stock.    In August and November 2001, Artisoft issued and sold an aggregate of 2,800,000 shares of its series B convertible preferred stock to investors in a private placement at a per share price equal to $2.50. The investors also received warrants to purchase up to 466,666 shares of Artisoft's common stock at an initial per share exercise price equal to $1.50. Gross proceeds from the financing were $7.0 million.

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

        In September 2003, Artisoft issued and sold an aggregate of 2,627,002 shares of its series C convertible preferred stock to investors in a private placement at a per share price equal to $1.50. The investors also received warrants to purchase up to 2,627,002 shares of Artisoft's common stock at a per share exercise price equal to $1.88. Gross proceeds from the financing were $3.9 million.

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

STOCK INCENTIVE PLANS

        On October 20, 1994, the Company's shareholders approved the Company's 1994 Stock Incentive Plan (the "1994 Plan"). The 1994 Plan provides for the grant of Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights (Tandem and Free-standing), Restricted Stock, Deferred Stock, Performance Units and Performance Shares to officers, key employees, non-employee directors and certain consultants of the Company. This Plan was replaced by the 2004 Stock Incentive Plan (the "2004 Plan") that was approved by the Company's shareholders on March 15, 2004.

        The 2004 Plan provides that the maximum number of options that can be granted shall be 2,000,000 shares, plus the lesser of 150,000 shares of Common Stock or 1.5% of the number of shares of common stock issued and outstanding as of July 1 of each year commencing on July 1, 2004. The maximum number of shares available for grant each year shall be all previously ungranted options plus all expired and cancelled options. Stock options are generally granted at a price not less than 100% of the fair market value of the common shares at the date of grant. Generally, options become exercisable over a four-year period commencing on the date of grant and options vest 25% at the first anniversary of the date of grant with the remaining 75% vest in equal monthly increments over the remaining three years of the vesting period. No 2004 Plan options may be exercised more than ten years from the date of grant. At June 30, 2004, there were 537,333 remaining shares available for grant under the 2004 Plan and none were available for grant under the 1994 Plan.

        Stock option activity during the last three fiscal years is as follows:

	Number of Shares	Weighted Average Exercise Price
BALANCE AT JUNE 30, 2001	354,534	37.50
Granted	88,708	12.18
Exercised	(1,167)	18.00
Forfeited	(103,324)	46.38

BALANCE AT JUNE 30, 2002	338,751	38.94
Granted	90,995	2.96
Exercised	—	—
Forfeited	(35,804)	25.67

BALANCE AT JUNE 30, 2003	393,942	38.94
Granted	1,945,996	2.52
Exercised	(5,833)	3.00
Forfeited	(33,803)	34.54

BALANCE AT JUNE 30, 2004	2,300,302	6.299

        The following table summarizes information about the stock options outstanding at June 30, 2004:

Range of Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.16 - $3.00	2,003,952	9.69	$2.52	28,175	$2.92
$3.20 - $9.90	19,995	8.97	4.52	2,352	5.94
$11.70 - $12.75	66,769	6.91	11.79	46,111	11.83
$15.56 - $24.75	91,455	5.11	21.03	83,658	20.86
$26.25 - $50.63	79,238	5.74	45.16	77,997	45.09
$52.88 - $129.00	38,893	5.30	78.71	38,643	78.82
$2.16 - $129.00	2,300,302	9.21	$6.30	276,936	$32.32

        At June 30, 2004, 2003 and 2002 the number of options exercisable was 276,936, 231,938 and 152,735 respectively, and the weighted average exercise price of those options was $32.32, $37.12 and $38.94 respectively.

        On October 20, 1994, the shareholders approved the establishment of an Employee Stock Purchase Plan. The total number of shares authorized under the plan was 150,000 shares of common stock. The 1994 Plan was replaced by the 2004 Plan, which became effective on January 1, 2004 and made 250,000 shares available for purchase by eligible employees. During the fiscal years ended June 30, 2004, 2003, and 2002, 33,807, 27,792 and 18,074, shares of common stock were purchased, respectively, at prices ranging from $1.35 to $18.67 per share. At June 30, 2004, 216,193 shares of common stock were available for issuance under the plan. The plan provides for eligible participants to purchase common stock semi-annually at the lower of 85% of the market price at the beginning or end of the semi-annual period.

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

        The Company's contribution to the profit-sharing plan was approximately $123,000, $98,000 and $74,000 for the fiscal years ended June 30, 2004, 2003 and 2002, respectively.

(9)    INCOME TAXES

        No income tax expense (benefit) was recorded in fiscal years 2004, 2003 and 2002 as the Company incurred net losses for all periods. Income tax expense (benefit) differs from the amount computed by applying the statutory federal income tax rate to the loss before income taxes as follows (in thousands):

	Fiscal 2004	Fiscal 2003	Fiscal 2002
Computed "expected" tax benefit	$(1,073)	$(2,390)	$(2,862)

Losses not benefited	1,073	2,390	2,862

Total income tax expense, continuing operations	$—	$—	$—

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2004 and 2003 are presented below (in thousands):

	June 30,
	2004	2003
Deferred tax assets:
Purchased technology	$139	$162
Allowances for doubtful accounts and returns	32	72
Allowances for inventory obsolescence	91	78
Accrued compensation and benefits	54	208
Other accrued liabilities	1,364	1,379
Depreciation and amortization	32	17
Federal and state net operating loss and credit carryforwards	23,100	21,809

Total gross deferred tax assets	$24,812	$23,725
Less valuation allowance	(24,733)	(23,659)

Deferred tax assets	79	66
Deferred tax liabilities	—
Prepaid expenses	(79)	(66)

Net deferred tax assets	$—	$—

        Total valuation allowance increased by $1.1 million and $2.2 million for the fiscal years ended June 30, 2004 and 2003, respectively. The Company has evaluated the realizability of its deferred tax assets and based on an evaluation of all of the evidence, both objective and subjective, including the existence of operating losses in recent years, it has concluded that it is more likely than not that the deferred tax assets will not be realized.

        As of June 30, 2004, the Company had federal net operating loss carryforwards of approximately $59.8 million, which will expire from fiscal year 2012 through fiscal year 2024. The Company also has state net operating loss carryforwards of approximately $33.3 million, which will expire from fiscal year 2005 through fiscal year 2009. The Company's ability to utilize its net operating loss and credit carryforwards may be limited if the Company experiences an ownership change as a result of past or future transactions. Generally an ownership change occurs when the ownership percentage of 5% or greater shareholders increases by more than 50% over a three-year period. The Company has completed various rounds of financings in the last three years and has not determined whether a change in ownership has occurred, and if so the amount of the resulting limitation.

(10)    COMMITMENTS

OPERATING LEASES

        The Company leases office, product packaging, storage space and equipment under noncancelable operating lease agreements expiring through 2006. These leases contain renewal options and the Company is responsible for certain executory costs, including insurance, maintenance, taxes and utilities. Total rent expense for these operating leases was approximately $1,166,000, $1,225,000 and $1,484,000 for the fiscal years ended 2004, 2003 and 2002, respectively.

        The approximate minimum rental commitments under noncancelable operating leases that have remaining noncancelable lease terms in excess of one year at June 30, 2004, except those inherited from the acquisition of Vertical Networks which are included from September 28, 2004 were as follows (in thousands):

Years Ending June 30	Future Minimum Lease Payments
2005	1,455
2006	236

Total	$1,691

Royalty Agreements

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

(11)    CONTINGENCIES, GUARANTEES AND INDEMNIFICATIONS

        The Company is subject to lawsuits and other claims arising in the ordinary course of its operations. In the opinion of management, based on consultation with legal counsel, the effect of such matters will not have a material adverse effect on the Company's financial position or results of operations.

        We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any patent or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2004.

        We warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer for 90 days. Additionally, we warrant that our maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, we have never incurred any significant expenses under our product or service warranties. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2004.

(12)    DOMESTIC AND INTERNATIONAL OPERATIONS

        A summary of domestic and international net sales for fiscal years 2004, 2003 and 2002, respectively, is shown below. Substantially all of the Company's assets reside in the United States.

	2004	2003	2002
Domestic revenue	$7,675	$5,844	$5,588
International revenue	$1,316	762	482

Net sales	$8,991	$6,606	$6,070

(13)    SUPPLEMENTAL FINANCIAL INFORMATION

        A summary of additions and deductions related to the allowances for accounts receivable and inventories for the fiscal years ended June 30, 2004, 2003 and 2002 are as follows:

	Balance at Beginning of Year	Additions	Usage/ Adjustments	Balance at End of Year
Allowance for Doubtful Accounts and Rotation Reserves:
Year Ended June 30, 2004	$182	$64	$(166)	$80
Year Ended June 20, 2003	$258	$175	$(251)	$182
Year Ended June 30, 2002	$733	$76	$(551)	$258
Allowance for Inventory Obsolescence:
Year Ended June 30, 2004	$173	$—	$(19)	$154
Year Ended June 30, 2003	$231	$—	$(58)	$173
Year Ended June 20, 2002	$133	$133	$(35)	$231

(14)    QUARTERLY RESULTS (UNAUDITED)

        The following tables present selected unaudited quarterly operating results for the Company's eight quarters ended June 30, 2004 and June 30, 2003 for continuing operations (in thousands). The

Company believes that all necessary adjustments have been made to present fairly the related quarterly results, except per share data.

Fiscal 2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net product revenue	$1,967	$1,970	$2,494	$2,560	$8,991
Net service revenue	—	—	—	—	—
Total revenue	1,967	1,970	2,494	2,560	8,991
Gross profit-product	1,909	1,923	2,422	2,472	8,727
Gross profit-services	—	—	—	—	—
Total gross profit	1,909	1,923	2,422	2,472	8,727
Operating loss	(996)	(994)	(332)	(852)	(3,172)
Net loss	(991)	(990)	(327)	(848)	(3,154)
Loss applicable to common shares	(4,088)	(990)	(327)	(848)	(6,251)
Basic and diluted net
Loss per common share	(1.30)	(.27)	(.09)	(.22)	(1.73)
Fiscal 2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net product revenue	$1,442	$1,556	$1,756	$1,852	$6,606
Net service revenue	—	—	—	—	—
Total revenue	1,442	1,556	1,756	1,852	6,606
Gross profit-product	1,406	1,502	1,664	1,798	6,370
Gross profit-services	—	—	—	—	—
Total gross profit	1,406	1,502	1,664	1,798	6,370
Operating loss	(2,439)	(1,224)	(1,669)	(1,758)	(7,090)
Net loss	(2,417)	(1,205)	(1,657)	(1,750)	(7,029)
Loss applicable to common shares	(4,423)	(1,205)	(1,657)	(1,750)	(9,035)
Basic and diluted net
Loss per common share	(1.67)	(.41)	(.56)	(.59)	(3.13)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

        Artisoft's management, with the participation of Artisoft's chief executive officer and chief financial officer, evaluated the effectiveness of Artisoft's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2004. Based on this evaluation, Artisoft's chief executive officer and chief financial officer concluded that, as of June 30, 2004, Artisoft's disclosure controls and procedures were (1) designed to ensure that material information relating to Artisoft, including its consolidated subsidiaries, is made known to Artisoft's chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by Artisoft in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        No change in Artisoft's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal year ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, Artisoft's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        See "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K. The information required by Items 401, 405 and 406 of Regulation S-K and appearing in our 2004 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2004, is incorporated herein by reference.

        By the date of our Annual Meeting of Stockholders, we will adopt a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We expect to post the text of our Code of Business Conduct and Ethics in the "Investor Relations" section of our website, www.artisoft.com. We intend to disclose on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be disclosed pursuant to the disclosure requirements of Item 5.05 of Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION.

        The information required by Item 402 of Regulation S-K and appearing in our 2004 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2004, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information required by Items 201(d) and 403 of Regulation S-K and appearing in our 2004 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2004, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by Item 404 of Regulation S-K and appearing in our 2004 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2004, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The information required by Item 9(e) of Schedule 14A and appearing in our definitive Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2004, is incorporated herein by reference.

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

        (b)   Reports on Form 8-K:

        On April 29, 2004 Artisoft furnished a Current Report on Form 8-K dated April 29, 2004. The report contains a copy of Artisoft's press release announcing its earnings for the period ended March 31, 2004. Artisoft furnished the report pursuant to Item 12 (Results of Operations and Financial Condition).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTISOFT, INC.
By:	/s/ WILLIAM Y. TAUSCHER William Y. Tauscher Chairman and Chief Executive Officer
Date: October 13, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ WILLIAM Y. TAUSCHER William Y. Tauscher	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	October 13, 2004
/s/ DUNCAN G. PERRY Duncan G. Perry	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 13, 2004
/s/ MICHAEL P. DOWNEY Michael P. Downey	Director	October 13, 2004
/s/ JOHN P. WARD John P. Ward	Director	October 13, 2004
/s/ FRANCIS E. GIRARD Francis E. Girard	Director	October 13, 2004
Matthew J. Rubins	Director
/s/ ROBERT J. MAJTELES Robert J. Majteles	Director	October 13, 2004
/s/ R. RANDY STOLWORTHY R. Randy Stolworthy	Director	October 13, 2004

EXHIBIT INDEX

Exhibit No.	Description
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
10.1	1991 Director Option Plan was filed with the SEC on January 6, 1995 as an exhibit to Artisoft's Current Report on Form 8-K dated December 23, 1994 and is incorporated herein by reference.
10.2	1994 Stock Incentive Plan was filed with the SEC on March 1, 1995 as an exhibit to Artisoft's Current Report on Form 8-K dated February 10, 1995 and is incorporated herein by reference.
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
10.5#
Letter Agreement and General Release of Claims dated June 30, 2003 between Artisoft and Paul G. Burningham filed with the SEC on September 29, 2003 as an exhibit to Artisoft's Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and is incorporated herein by reference.
10.6#
Letter Agreement and General Release of Claims dated March 12, 2003 between Artisoft and Michael O'Donnell filed with the SEC on September 29, 2003 as an exhibit to Artisoft's Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and is incorporated herein by reference.
10.7
Asset Purchase Agreement dated June 2, 2000 between Artisoft., Triton Technologies, SpartaCom Technologies and Spartacom Inc. (For Purposes of Articles IV, VI, XI and XIII Thereof) was filed with the SEC on September 22, 2000 as an exhibit to Artisoft's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and is incorporated herein by reference.
10.8
First Amendment to Asset Purchase Agreement between Artisoft, Triton Technologies, SpartaCom Technologies and SpartaCom, Inc. was filed with the SEC on September 22, 2000 as an exhibit to Artisoft's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and is incorporated herein by reference.
10.9+
OEM/Reseller Agreement, dated January 18, 2000, between Artisoft, Inc., and Toshiba America Information Systems, Inc. was filed with the SEC on September 28, 2001 as an exhibit to Artisoft's Annual Report on Form 10-K for the fiscal year ended June 30, 2001 and is incorporated herein by reference.

10.10
Second Addendum to OEM/Reseller Agreement dated January 18, 2000 by and between Artisoft and the Telecommuncation Systems Division of Toshiba America Information Systems, Inc. was filed with the SEC on February 10, 2003 as an exhibit to Amendment No. 2 Artisoft's Registration Statement on Form S-3 (File No. 333-100756) and is incorporated herein by reference.
10.11
Patent License Agreement between Lucent Technologies GRL Corporation and Artisoft effective as of June 30, 2002 was filed with the SEC on December 20, 2002 as an exhibit to Amendment No. 1 Artisoft's Registration Statement on Form S-3 (File No. 333-100756) and is incorporated herein by reference.
10.12
Registration Rights Agreement dated August 8, 2001 by and among Artisoft and the Investors set forth therein was filed with the SEC on October 5, 2001 as an exhibit to Artisoft's Registration Statement on Form S-3 (File No. 333-71014) and is incorporated herein by reference.
10.13
Form of Warrant issued to the Investors party to the agreements filed as Exhibit 10.12 hereto was filed with the SEC on October 5, 2001 as an exhibit to Artisoft's Registration Statement on Form S-3 (File No. 333-71014) and is incorporated herein by reference.
10.14
Registration Rights Agreement dated September 27, 2002 by and among Artisoft and the Investors set forth therein was filed with the SEC on September 30, 2002 as an exhibit to Artisoft's Annual Report on Form 10-K for the fiscal year ended June 30, 2002 and is incorporated herein by reference.
10.15
Consent, Waiver and Amendment Agreement dated June 27, 2003 among Artisoft, the holders of Artisoft's Series B Preferred Stock and certain holders of Artisoft's Common Stock was filed with the SEC on September 18, 2003 as an exhibit to Artisoft's Current Report on Form 8-K dated September 10, 2003 and is incorporated herein by reference.
10.16
Purchase Agreement dated June 27, 2003 among Artisoft and the Investors set forth therein, as amended was filed with the SEC on September 18, 2003 as an exhibit to Artisoft's Current Report on Form 8-K dated September 10, 2003 and is incorporated herein by reference.
10.17
Registration Rights Agreement dated September 10, 2003 by and among Artisoft and the Investors set forth therein was filed with the SEC on September 18, 2003 as an exhibit to Artisoft's Current Report on Form 8-K dated September 10, 2003 and is incorporated herein by reference.
10.18
Form of Warrant issued to the Investors party to the agreements filed as Exhibits 10.16 and 10.17 hereto was filed with the SEC on September 18, 2003 as an exhibit to Artisoft's Current Report on Form 8-K dated September 10, 2003 and is incorporated herein by reference.
10.19
Agreement dated December 16, 2003 among Artisoft, Inc. and the Investors set forth therein (including the form of warrant) was filed with the SEC on December 19, 2003 as an exhibit to Artisoft's Current Report on Form 8-K dated December 19, 2003 and is incorporated herein by reference.
10.20
Asset Purchase Agreement, dated as of September 23, 2004, between Artisoft, Inc. and Vertical Networks Incorporated was filed with the SEC on September 29, 2004 as an exhibit to Artisoft's Current Report on Form 8-K dated September 29, 2004 and is incorporated herein by reference.

10.21	2004 Stock Incentive Plan, as amended.
10.22
Stock Purchase Agreement dated September 28, 2004 among Artisoft and the Investors set forth therein, was filed with the SEC on October 4, 2004 as an exhibit to Artisoft's Current Report on Form 8-K dated October 4, 2004 and is incorporated herein by reference.
10.23
Consent, Waiver and Amendment dated September 25, 2004 among Artisoft and the shareholders of Artisoft set forth therein, was filed with the SEC on October 4, 2004 as an exhibit to Artisoft's Current Report on Form 8-K dated October 4, 2004 and is incorporated herein by reference.
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

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
FORWARD-LOOKING STATEMENTS
TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS.
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
  ITEM 6. SELECTED FINANCIAL DATA.
SELECTED CONSOLIDATED FINANCIAL DATA (in thousands, except per share data)
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
RISK FACTORS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
INDEX TO FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
ARTISOFT, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)
ARTISOFT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
ARTISOFT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) (in thousands, except share and per share amounts)
ARTISOFT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
ARTISOFT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
  ITEM 9A. CONTROLS AND PROCEDURES.
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
SIGNATURES
EXHIBIT INDEX