Form 10-K/A
period 2004-06-30
ARTISOFT INC
filed 2004-10-28
CIK 877931

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549-1004

FORM 10-K/A

Amendment No. 1

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

        The aggregate market value of common stock held by non-affiliates of the registrant was approximately $6,033,879 based on the closing per share sale price of $2.70 on December 31, 2003, as reported by The OTC Bulletin Board. Shares of common stock held by each executive officer and director of the registrant and by each entity known to the registrant to beneficially own 10% or more of the registrant's common stock have been excluded from this calculation in that such persons and entities may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant has no shares of non-voting common stock authorized or outstanding.

        The number of shares outstanding of the registrant's sole class of common stock, as of October 13, 2004 was 33,980,725.

FORWARD-LOOKING STATEMENTS

        This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to a number of risks and uncertainties. All statements, other than statements of historical fact, included in this report, including statements regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. When used in this report, the words "will," "believe," "anticipate," "intend," "estimate," "expect," "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic alliances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors" and elsewhere in the Annual Report on Form 10-K filed on October 13, 2004. The forward-looking statements provided by Artisoft in this report represent Artisoft's estimates as of the date this report was originally filed with the SEC. Forward-looking statements contained herein do not reflect events transpiring subsequent to that date. We anticipate that subsequent events and developments will cause our estimates to change. However, while we may elect to update our forward-looking statements in the future, we specifically disclaim any obligation to do so. Our forward-looking statements should not be relied upon as representing our estimates as of any date subsequent to the date this report is filed with the SEC.

EXPLANATORY NOTE

        Artisoft, Inc. is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended June 30, 2004, as filed with the SEC on October 13, 2004, for the purpose of amending and restating in its entirety Part III of such Annual Report on Form 10-K, as set forth below. This Amendment No. 1 on Form 10K/A does not change our previously reported financial statements and other financial disclosures.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE COMPANY

        Artisoft's board of directors is divided into three classes with one class of directors elected annually for a term of three years. The class I directors serve until the annual meeting of stockholders to be held during fiscal year ending June 30, 2005, the class II directors serve until the annual meeting of stockholders to be held during the fiscal year ending June 30, 2007 and the class III directors serve until the annual meeting of stockholders to be held during the fiscal year ending June 30, 2006, in each case, until their respective successors have been elected and qualified. At each annual meeting of stockholders, directors are elected for a full term of three years to succeed those whose terms are expiring.

        On September 28, 2004, Artisoft entered into a stock purchase agreement in connection with a common stock financing led by M/C Venture Partners. Also participating in the financing were the principal investors in Artisoft's 2001 series B preferred stock financing, Artisoft's 2002 common stock financing and Artisoft's 2003 series C preferred stock financing. Prior to or in connection with the 2004 financing, all outstanding shares of Artisoft's series B and series C preferred stock converted into common stock. The stock purchase agreement for the 2004 financing provides that the size of Artisoft's board of directors be set at seven members, with the board initially consisting of (1) the chief executive officer of Artisoft, who shall be a class II director, (2) one member designated by the former holders of Artisoft's series B preferred stock, who shall be a class II director, (3) one member designated by the former holders of Artisoft's series C preferred stock, who shall be a class II director, (4) two members designated by M/C Venture Partners, who shall be class III directors, and (5) two other directors designated by mutual agreement of M/C Venture Partners and Artisoft's board of directors, who shall be class I directors.

        Accordingly, on September 28, 2004, by action of Artisoft's board of directors, Robert J. Majteles and R. Randy Stolworthy were elected class II directors of Artisoft, and Matthew J. Rubins and John P. Ward were elected class III directors of Artisoft. Mr. Majteles was designated for election by the former holders of Artisoft's series B preferred stock, of which Austin W. Marxe and David M. Greenhouse beneficially owned a majority, Mr. Stolworthy was designated for election by the former holders of Artisoft's series C preferred stock, of which Pathfinder Ventures owned a majority, and Messrs. Rubins and Ward were designated for election as directors by M/C Venture Partners. Mr. Majteles is a continuing director whose term of office as a director elected under the terms of Artisoft's series B preferred stock expired in connection with the conversion of all outstanding shares of series B preferred stock to common stock described above. Robert H. Goon, Kathryn B. Lewis and Steven G. Manson each resigned as directors effective upon these director elections.

        Following March 28, 2005, the stock purchase agreement for the 2004 financing provides that Artisoft's board of directors will consist of (1) its chief executive officer, who shall be a class II director, (2) one member designated by Special Situations Fund III, L.P. (an affiliate of Austin W. Marxe and David M. Greenhouse) so long as Special Situations Fund III, L.P. and its affiliates continue to beneficially own at least 50% of the shares of Artisoft's common stock acquired upon the conversion of their shares of Artisoft's series B preferred stock, and otherwise, one member designated by the former holders of Artisoft's series B preferred stock and series C preferred stock, who shall be a class II director, (3) two members designated by M/C Venture Partners, who shall be class III directors, and (4) three directors with relevant industry experience designated by M/C Venture Partners and Artisoft's board of directors, who shall be class I directors.

        The investors' designees are entitled to membership on the compensation and nominating committees of the board of directors.

        For each member of our board of directors there follows information given by each concerning:

  •
  the director's age;

  •
  all positions or offices, including committee membership, held by the director;

  •
  the director's length of service as a director of Artisoft;

  •
  the director's principal occupation and business experience for at least the past five years; and

  •
  the names of other public reporting companies of which the director serves as a director.

Name	Age	Position	Class to which Director Belongs	Committees on which Director Serves
William Y. Tauscher	54	Chairman and Chief Executive Officer	II	—
Michael P. Downey	57	Director	I	Audit Committee (Chairman) Compensation Committee Nominating Committee (Chairman)
Francis E. Girard	65	Director	I	Audit Committee Compensation Committee Nominating Committee
John P. Ward	39	Director	III	—
Matthew J. Rubins	36	Director	III	—
Robert J. Majteles	40	Director	II	—
R. Randy Stolworthy	48	Director	II	—

        There are no family relationships among any of our directors, nominees for director and executive officers.

        Our board of directors has determined that each of Messrs. Downey, Girard and Majteles, comprising all of the members of the audit committee of our board, is independent as defined under Rule 4200(a)(15) of the National Association of Securities Dealers' listing standards. The board has also determined that Mr. Downey is an "audit committee financial expert," as defined in Item 401(h) of Regulation S-K.

Class I Directors (Terms to expire at the fiscal 2005 Annual Meeting)

        Michael P. Downey has served on the board of directors since February 1997. From March 2000 until June 2000, Mr. Downey served as interim President and Chief Executive Officer of Artisoft. Mr. Downey currently is a private investor and executive consultant. From 1995 until 1997, Mr. Downey served as Executive Vice President and Chief Financial Officer of Nellcor Puritan Bennett, also referred to as NPB, a medical manufacturing company. Mr. Downey is also a member of the board of directors of Emulex Corporation, a designer and manufacturer of both software- and hardware-based network access products and First Consulting Group, Inc., a consulting integration and management company for the healthcare and pharmaceutical industries.

        Francis E. Girard has served on the board of directors since October 1998. Mr. Girard currently serves as Vice Chairman of Comverse Network Systems, a manufacturer of computer and telecommunications systems and a subsidiary of Comverse Technology, Inc. He also served as Chief Executive Officer of Comverse Technology, Inc., a manufacturer of computer and telecommunications systems, from 1998 until January 2001. Mr. Girard is also a member of the board of directors of Comverse Technology, Inc., a provider of software and systems enabling network-based multimedia enhanced communication services.

Class II Directors (Terms to expire at the fiscal 2007 Annual Meeting)

        Robert J. Majteles has served on the board of directors since August 2002. Mr. Majteles has served as the managing member of Treehouse Capital, LLC, a financial, investment and management advisor since August 2002. Treehouse Capital is a joint venture between Mr. Majteles and Special Situations Funds, an affiliate of Austin W. Marxe and David M. Greenhouse. From January 2000 to April 2001, Mr. Majteles served as Chief Executive Officer of Citadon, Inc., a provider of collaboration software to the construction and engineering industries. From 1997 until August 1999, Mr. Majteles served as Chief Executive Officer of Ultradata Corporation, a developer of software for financial institutions. Mr. Majteles is a member of the board of directors of World Heart Corporation, a global medical device company, BigFix, Inc., a developer of software for automating hardware and software maintenance, Adept Technology, Inc., a leading manufacturer of flexible automation for the semiconductor, life sciences, electronics and automotive industries and Unify Corporation, a provider of software production.

        William Y. Tauscher has served as Chairman of Artisoft's board of directors since February 2004 and as our Chief Executive Officer since September 2004. From March 1999 to September 2004, Mr. Tauscher served as the managing member of The Tauscher Group, a private firm that invests and helps manage enterprises in home products, transportation, security and real estate. Also from March 1999 to September 2004, Mr. Tauscher served on the executive team and board of several small enterprises during initial development of new technologies or periods of transition. Mr. Tauscher was Chairman of the Board of Vanstar Corporation, a technology service and networking company, from 1987, and Chief Executive Officer of Vanstar from 1988, until its acquisition by Inacom Corp. in February 1999. Mr. Tauscher is a director of Safeway, a grocery company.

        R. Randy Stolworthy has served on the board of directors since September 2004. Mr. Stolworthy is currently Managing Member of RRS & Company, a real estate investment and development company. Prior to RRS & Company, Mr. Stolworthy was president and CEO of NZ Corporation and CEO of Bridge Financial Corporation, a subsidiary of NZ Corporation. Previously, he co-founded Voicelink Data which merged with Digital Systems International in 1991. Prior to Voicelink Data Services, Mr. Stolworthy was a general partner and manager of the Seattle office for FBS Venture Capital Company.

Class III Directors (Terms to expire at the fiscal 2006 Annual Meeting)

        John Ward has served on the board of directors since September 2004. Mr. Ward is a general partner of M/C Venture Partners, a private equity firm. Prior to joining M/C Venture Partners, he was a Vice President at BancBoston Ventures. Previously, Mr. Ward held operating roles at Fidelity Investments in sales and marketing, and spent five years as an officer with United States Naval Intelligence.

        Matthew J. Rubins has served on the board of directors since September 2004. Mr. Rubins is a general partner of M/C Venture Partners, a private equity firm. Prior to joining M/C Venture Partners, he was an Assistant Vice President with Deutsche Morgan Grenfell Technology Group. Previously, Mr. Rubins was a financial analyst and then Associate in the media and telecommunications groups at Donaldson, Lufkin & Jenrette.

EXECUTIVE OFFICERS OF THE COMPANY

        The information required to be disclosed by this Item pursuant to Item 401 of Regulation S-K with respect to our executive officers is contained in Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2004 as filed with the SEC on October 13, 2004, under the caption, "Executive Officers of the Registrant" and is incorporated herein by reference.

CODE OF BUSINESS CONDUCT AND ETHICS

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934 requires Artisoft's directors, executive officers and holders of more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish Artisoft with copies of all Section 16(a) reports they file. To Artisoft's knowledge, based solely on a review of the copies of such reports and written representations that no other reports were required, Artisoft believes that all filing requirements applicable to Artisoft's officers, directors and greater than 10% stockholders were satisfied during the fiscal year ended June 30, 2004.

ITEM 11. EXECUTIVE COMPENSATION

INFORMATION ABOUT EXECUTIVE COMPENSATION AND OTHER MATTERS

Summary Compensation Table

        The following table sets forth information with respect to the compensation, for the last three fiscal years, of our Chief Executive Officer and each person who served as an executive officer of Artisoft during the fiscal year ended June 30, 2004 and whose total annual salary and bonus exceeded $100,000 during the fiscal year ended June 30, 2004.

        In accordance with the rules of the Securities and Exchange Commission, the compensation set forth in the table below does not, unless otherwise noted, include medical, group life or other benefits which are available to all of our salaried employees, and perquisites and other personal benefits, securities or property which do not exceed the lesser of $50,000 or 10% of the total annual salary and bonuses for each of the individuals shown in the table.

Long-Term Compensation
Annual Compensation
Securities Underlying Options (Shares)(#)
Name and Principal Position	Fiscal Year	Salary($)	Bonus($)		All Other Compensation($)
Steven G. Manson(1) President	2004 2003 2002	210,330 210,375 210,861	— — —	270,000 10,000 16,666	3,712 5,407 3,772	(2) (2) (2)
Christopher Brookins Vice President of Development	2004 2003 2002	166,675 166,699 166,575	— — —	460,000 10,000 6,250	3,308 4,081 3,879	(3) (3) (3)
Mel Edward Passarelli(4) Vice President of Sales	2004	60,072	42,702	180,000	2,444	(5)
Duncan G. Perry(6) Chief Financial Officer	2004 2003	152,966 49,967	— —	120,000 8,333	3,159 1,057	(7) (7)

(1)
Mr. Manson served as our Chief Executive Officer during the fiscal year ended June, 30, 2004. In September 2004, our board of directors elected William Y. Tauscher our Chief Executive Officer. Mr. Manson remains our President.

(2)
For the fiscal year ended June 30, 2004, consists of $3,150 for contributions by Artisoft under our 401(k) plan and $562 of life insurance premiums paid by Artisoft. For the fiscal year ended June 30, 2003, consists of $4,600 for contributions by Artisoft under our 401(k) plan and $807 of life insurance premiums paid by Artisoft. For the fiscal year ended June 30, 2002, consists of $2,965 for contributions by Artisoft under our 401(k) plan and $807 of life insurance premiums paid by Artisoft.

(3)
For the fiscal year ended June 30, 2004, consists of $2,501 for contributions by Artisoft under our 401(k) plan and $807 of life insurance premiums paid by Artisoft. For the fiscal year ended June 30, 2003, consists of $3,676 for contributions by Artisoft under our 401(k) plan and $405 of life insurance premiums paid by Artisoft. For the fiscal year ended June 30, 2002, consists of $3,475 for contributions by Artisoft under our 401(k) plan and $404 of life insurance premiums paid by Artisoft.

(4)
Mr. Passarelli joined Artisoft as its Vice President of Sales in January 2004.

(5)
For the fiscal year ended June 30, 2004, consists of $2,444 for contributions by Artisoft under our 401(k) plan.

(6)
Mr. Perry joined Artisoft as its Chief Financial Officer in February 2003.

(7)
For the fiscal year ended June 30, 2004, consists of $2,291 for contributions by Artisoft under our 401(k) plan and $869 of life insurance premiums paid by Artisoft. For the fiscal year ended June 30, 2003, consists of $881 for contributions by Artisoft under our 401(k) plan and $176 of life insurance premiums paid by Artisoft.

Option Grants In Last Fiscal Year

        The following table sets forth information concerning individual grants of options to purchase our common stock made during the fiscal year ended June 30, 2004 to those executive officers named in the table set forth under the heading "Summary Compensation Table" above. Each option has a term of ten years, has a per share exercise price equal to the per share fair market value of our common stock on the option grant date and, unless otherwise noted, vests as to 25% one year after the grant date, with the remaining 75% vesting in equal monthly installments over the succeeding 36 months. We granted options to purchase an aggregate of up to 1,762,667 shares of our common stock to our employees, including the officers listed in the table below, during the fiscal year ended June 30, 2004.

        Amounts described in the following table under the heading "Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term" represent hypothetical gains that could be achieved for the options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the options were granted to their expiration date. Actual gains, if any, on stock option exercises will depend upon the future performance of Artisoft's common stock and the date on which the options are exercised.

	Individual Grants
		Percent of Total Options Granted to Employees in Fiscal Year(%)					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
	Number of Securities Underlying Options Granted(#)
Name				Exercise Price ($/share)
						Expiration Date	5%($)		10%($)
Steven G. Manson	270,000	15%			$2.30	04/02/2014		$390,544		$989,714
Christopher Brookins	180,000	10%			$2.30	04/02/2014		$260,362		$659,809
Mel Edward Passarelli	83,333 80,000 16,667	5 4 1	% % %	$ $ $	2.55 2.30 2.58	02/20/2014 04/02/2004 03/26/2004	$ $ $	133,640 115,717 27,043	$ $ $	338,669 293,249 68,532
Duncan G. Perry	120,000	7%			$2.30	04/02/2014		$173,575		$439,873

Aggregate Option Exercises In Last Fiscal Year and Fiscal Year-End Option Values

        The following table sets forth information regarding stock options exercised during the fiscal year ended June 30, 2004 and the number and value of unexercised stock options held as of June 30, 2004 by each of the executive officers identified in the table set forth under the heading "Summary Compensation Table" above. In the following table, amounts set forth under the heading "Value of Unexercised In-the-Money Options at Fiscal Year End" are calculated based upon a per share option value determined by subtracting the option exercise price from $2.25, the per share closing sale price of Artisoft's common stock on June 30, 2004, on The OTC Bulletin Board (the principal market on which our common stock was traded on that date).

Name	Shares Acquired on Exercise(#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year-End Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at Fiscal Year End Exercisable/Unexercisable($)
Steven G. Manson	—	—	73,311/15,399	0/0
Christopher Brookins	—	—	42,204/9,461	0/0
Mel Edward Passarelli	—	—	2,431/5,902	$218/$531
Duncan G. Perry	—	—	0/180,000	0/0

Director Compensation

        In connection with William Y. Tauscher's election as a director and as Chairman of the Board and consistent with Artisoft's policies then in effect for awarding options to its directors, Artisoft granted to Mr. Tauscher options to purchase 5,833 shares of its common stock at per share exercise price equal to $2.55. This award consisted of options to purchase 3,333 shares due to Mr. Tauscher's election as a director and options to purchase 2,500 shares due to Mr. Tauscher's election as Chairman of the Board. These options have a ten-year term and vest in three equal annual installments commencing on February 20, 2005, unless a change in control of Artisoft occurs, in which case they become 100% vested and exercisable. In addition, under a consulting arrangement with Artisoft, Artisoft granted to Mr. Tauscher options to purchase an additional 77,500 shares of its common stock at a per share exercise price equal to $2.55 and, prior to his election as Chief Executive Officer, paid Mr. Tauscher a monthly cash retainer in the amount of $10,000. These options also have a ten-year term and vest in three equal annual installments commencing February 20, 2005, unless a change in control of Artisoft occurs, in which case, they will become 100% vested and exercisable. On March 26, 2004, Artisoft granted to Mr. Tauscher additional ten-year options to purchase 500,000 shares of common stock. These options vest as to 25% of the shares subject to the options on March 26, 2005, with the remaining shares vesting in equal monthly installments over the succeeding 36 months. In addition, on September 28, 2004, Artisoft granted to Mr. Tauscher options to purchase 1,800,000 shares of common stock. The per share exercise price of all of these options is $1.1386, being the per share sale price of the common stock sold by Artisoft in its September 2004 financing. The options have a ten-year term and vest in equal monthly installments over the four-year period commencing September 28, 2004. The change in control of Artisoft pursuant to the September 2004 Financing did not result in an acceleration of Mr. Tauscher's options.

        Directors who are not employees of Artisoft receive a $10,000 annual retainer. All directors receive an additional $2,000 annual retainer for each committee of the board of directors on which they serve as a Chairman, plus $1,000 per board meeting attended and $700 per committee meeting attended ($400 for telephonic board or committee meetings).

        Directors are eligible to receive awards under our 2004 Stock Incentive Plan, however, the plan does not provide for the automatic grant of stock options to our non-employee directors. We expect that from time to time, in our discretion, we will grant equity awards to our non-employee directors under the 2004 Stock Incentive Plan under such terms consistent with the plan as we deem appropriate at the time of those grants.

        All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with attendance at board and committee meetings. Directors who are employees of Artisoft do not receive compensation for service on the board or committees of the board other than their compensation as employees.

Employment, Change of Control and Severance Arrangements

        We have change in control agreements with:

  •
  Steven G. Manson, our President; and

  •
  Christopher Brookins, our Vice President of Development;

        The agreements provide that in the event of a change in control of Artisoft and a termination of the executive's employment within two years of the change in control either without cause or by the executive for "good reason," such as a reduction in duties and responsibilities:

  •
  all of the executive's unvested options vest and become exercisable in full; and

  •
  we will pay Mr. Brookins a lump sum equal to one year's base salary plus bonus and we will pay Mr. Manson a lump sum equal to two years' base salary plus bonus.

        In addition, Mr. Brookins will be entitled to other employee benefits that he would otherwise have received for a one-year period after the termination of employment, and will be entitled to other employee benefits for a two-year period after the termination of employment.

        Austin W. Marxe and David M. Greenhouse have advised us that in October 2002 one of their affiliates purchased shares of our common stock on the open market. This acquisition of common stock on the open market by a stockholder with their ownership interest in Artisoft falls within the definition of "change in control" for the purpose of the change in control agreements. Therefore, each of the executives named above will receive benefits under its change in control agreement in the event his employment at Artisoft is terminated prior to October 2004 either without cause or by the executive for good reason.

Compensation Committee Interlocks and Insider Participation

        During the fiscal year ended June 30, 2004, Francis E. Girard and Kathryn B. Lewis served as members of the compensation committee of the board of directors of Artisoft. Neither member was at any time during the fiscal year ended June 30, 2004, or formerly, an officer or employee of Artisoft or any of its subsidiaries. No executive officer of Artisoft is a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, whose executive officers served as a director or member of Artisoft's board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership

        The following table sets forth information as of October 5, 2004, except as otherwise noted, with respect to the beneficial ownership of our common stock by:

  •
  each person known by Artisoft to own beneficially more than five percent of its outstanding common stock;

  •
  each director of Artisoft;

  •
  each individual named in the Summary Compensation Table set forth in Item 11 of this report above; and

  •
  all executive officers and directors of Artisoft as a group.

        The number of shares beneficially owned by each stockholder is determined under rules promulgated by the Securities and Exchange Commission. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and any shares as to which the individual has the right to acquire beneficial ownership within 60 days after October 5, 2004, except as otherwise noted, through the exercise or conversion of any stock option, warrant, or other right. The inclusion in the following table of those shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, to our knowledge based upon information produced by the persons and entities named in the table, each person or entity named in the table has sole voting power and investment power, or shares voting and/or investment power with his or her spouse, with respect to all shares of capital stock listed as owned by that person or entity.

        The address of each of our employees, officers and directors is c/o Artisoft, Inc., 5 Cambridge Center, Cambridge, Massachusetts 02142.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	Ownership of Common Stock(1)
5% Stockholders
M/C Venture Partners 75 State Street, Suite 2500 Boston, MA 02109	17,565,431(2)	51.7%
Austin W. Marxe and David M. Greenhouse c/o Special Situations Funds 153 East 53rd Street New York, NY 10022	8,842,138(3)	26.0%
Perkins Capital Management, Inc. 730 East Lake Street Wayzata, MN 55391-1769	1,340,178(4)	3.9%
Constable Advisors, LLC 18300 Minnetonka Blvd. Deephaven, MN 55391	775,655(5)	2.3%
Pathfinder Ventures 4131 N. 24th St., Suite C-207 Phoenix, AZ 85016	3,385,316(6)	10.0%
Other Directors and Executive Officers
John Ward(7)	16,888,315	49.7%
Matthew Rubins(8)	16,888,315	49.7%
William Y. Tauscher	—	*
R. Randy Stolworthy(9)	2,825,316	8.0%
Mel Edward Passarelli(10)	1,882	*
Christopher Brookins(11)	45,355	*
Duncan G. Perry(12)	3,952	*
Steven G. Manson(13)	368,548	*
Michael P. Downey(14)	69,768	*
Francis E. Girard(15)	15,000	*
Robert J. Majteles(16)	2,222	*
All directors and executive officers as a group (11 persons, including two former executive officers)(18)	20,220,358	56.5%

*
Less than 1%

(1)
The percentages reported in this column are determined in accordance with rules promulgated by the Securities and Exchange Commission. This information does not denote the percentage ownership of outstanding common equivalent shares.

(2)
Consists of (i) 16,579,463 shares of common stock owned by M/C Venture Partners V, L.P., (ii) 308,852 owned by M/C Venture Investors, LLC and (iii) 677,116 owned by Chestnut Venture Partners, L.P.

(3)
Consists of (i) 4,624,386 shares of common stock and warrants to purchase 279,684 shares of common stock owned by Special Situations Fund III, L.P.; (ii) 1,499,263 shares of common stock and warrants to purchase 93,237 shares of common stock owned by Special Situations Cayman Fund, L.P.; (iii) 1,451,601 shares of common stock and warrants to purchase 93,237 shares of common stock owned by Special Situations Private Equity Fund, L.P.; (iv) 616,935 shares of common stock and warrants to purchase 30,455 shares of common stock owned by Special Situations Technology Fund, L.P. and (v) 134,733 shares of common stock and warrants to purchase 18,607 shares of common stock owned by Special Situations Technology Fund II, L.P. MGP Advisors Limited is the general partner of Special Situations Fund III, L.P. AWM Investment Company, Inc. is the general partner of MGP Advisors Limited and the general partner of and investment adviser to the Special Situations Cayman Fund, L.P. SST Advisers, L.L.C. is the general partner of and investment adviser to the Special Situations Technology Fund, L.P. and the Special Situations Technology Fund II, L.P. MG Advisers, L.L.C. is the general partner of and investment adviser to the Special Situations Private Equity Fund, L.P. Austin W. Marxe and David M. Greenhouse are the principal owners of MGP Advisors Limited, SST Advisers, L.L.C., AWM Investment Company, Inc. and MG Advisers, L.L.C. and are principally responsible for the selection, acquisition and disposition of the portfolio securities by each investment adviser on behalf of its fund. The information contained in this table is derived from information provided by each of Special Situations Fund II, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Technology Fund, L.P. and Special Situations Technology II, L.P.

(4)
Consists of 813,178, shares of common stock and 527,000 shares issuable upon exercise of warrants to purchase common stock over which Perkins Capital Management, Inc. has dispositive control. In general, the aggregate number of shares of common stock that a holder of common stock purchase warrants purchased in Artisoft's September 2003 financing may acquire upon exercise is limited to the extent necessary to ensure that, following such exercise, the total number of shares of common stock then beneficially owned by such holder or any affiliate thereof does not exceed 9.999% of the total number of issued and outstanding shares of common stock giving effect to such exercise.

(5)
Consists of (i) 252,097 shares of common stock and warrants to purchase 231,207 shares of common stock owned by Constable Capital, LLC and (ii) 223,558 shares of common stock and warrants to purchase 68,793 shares of common stock owned by Constable Capital QP, LLC. Constable Advisors, LLC is the managing member of each of Constable Capital, LLC and Constable Capital QP, LLC.

(6)
Consists of (i) 5,266 shares of common stock owned by R. Randy Stolworthy, (ii) 20,000 shares of common stock owned by Pathfinders Ventures, LLC, (iii) 2,850,000 shares of common stock owned by Pathfinder Ventures II, L.L.C., (iv) an aggregate of 510,000 shares of common stock issuable upon exercise of warrants to purchase common stock owned by Pathfinder Ventures II, L.L.C., (v) 50 shares of Common Stock owned by Randy Stolworthy's children. In general, the aggregate number of shares of common stock that a holder of common stock purchase warrants purchased in the September 2003 financing may acquire upon exercise is limited to the extent necessary to ensure that, following such exercise, the total number of shares of common stock then beneficially owned by such holder or any affiliate thereof does not exceed 9.999% of the total number of issued and outstanding shares of common stock giving effect to such conversion or exercise. Mr. Zahnow is the managing member of Zahnow Group LLC, the general partner of Zahnow Partners, LP. Mr. Zahnow has voting and dispositive control over shares owned by Pathfinder Ventures L.L.C. Mr. Zahnow is a co-manager of RRS Ventures, LLC, the managing member of

  Pathfinder Ventures II, L.L.C. Mr. Stolworthy is a managing member of Pathfinders Ventures, L.L.C. and has voting and dispositive control over shares owned by Pathfinder Ventures L.L.C.

(7)
Consists of 16,888,315 shares of common stock owned by M/C Venture Partners V, L.P. Mr. Ward is a Manager of M/C VP V, LLC, the sole general partner of M/C Venture Partners V, L.P.

(8)
Consists of 16,888,315 shares of common stock owned by M/C Venture Partners V, L.P. Mr. Rubins is a Manager of M/C VP V, LLC, the sole general partner of M/C Venture Partners V, L.P.

(9)
Consists of (a) 2,850,000 shares of common stock owned by Pathfinder Ventures II, L.L.C., of which Mr. Stolworthy is a co-manager of the managing member of Pathfinder Ventures II, L.L.C., (b) 20,000 shares of Common Stock owned by Pathfinder Ventures, LLC, of which Mr. Stolworthy is a managing member of Pathfinder Ventures, LLC, (c) 5,266 shares of common stock owned by Mr. Stolworthy, (d) 50 shares of Common Stock owned by Mr. Stolworthy's children and (e) 1,400,000 shares of common stock issuable upon exercise of warrants exercisable within 60 days of October 5, 2004.

(10)
Consists of 1,882 shares of common stock owned by Mr. Passarelli and 545,000 shares issuable upon exercise of options exercisable within 60 days of October 5, 2004.

(11)
Consists of 1,667 shares of common stock owned by Mr. Brookins and 43,668 shares issuable upon exercise of options exercisable within 60 days of October 5, 2004.

(12)
Consists of 1,000 shares of common stock owned by Mr. Perry and 2,952 shares issuable upon exercise of options exercisable within 60 days of October 5, 2004.

(13)
Consists of 9,838 shares of common stock owned by Mr. Manson and 358,710 shares issuable upon exercise of options exercisable within 60 days of October 5, 2004.

(14)
Consists of 55,600 shares of common stock owned by Mr. Downey and 14,168 shares issuable upon exercise of options exercisable within 60 days of October 5, 2004.

(15)
Consists of 8,332 shares of common stock owned by Mr. Girard and 6,668 shares issuable upon exercise of options exercisable within 60 days of October 5, 2004.

(16)
Consists of 2,222 shares issuable upon exercise of options exercisable within 60 days of October 5, 2004.

(17)
Includes an aggregate of 428,408 shares issuable upon the exercise of options exercisable within 60 days of October 5, 2004 and an aggregate of 1,400,000 shares issuable upon the exercise of warrants to purchase common stock convertible or exercisable, as applicable, within 60 days of October 5, 2004.

Equity Compensation Plan Information

        The following table provides information about the securities authorized for issuance under our equity compensation plans. In accordance with the rules of the Securities and Exchange Commission, the information in the table is presented as of June 30, 2004, the end of our most recently completed fiscal year.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,300,302	$6.30	510,539	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	2,300,302	$6.30	510,539

(1)
Includes 294,346 shares issuable under our 2004 Stock Incentive Plan. In addition to being available for future issuance upon exercise of options, up to 40,000 shares available for issuance under the 2004 Stock Incentive Plan may be issued in the form of restricted stock.

        In September 2004, Artisoft's board of directors adopted and approved amendments to the 2004 Stock Incentive Plan increasing the number of shares of common stock of Artisoft reserved for issuance under the 2004 Stock Incentive Plan (including the annual increase in the authorized number of shares effective July 1, 2004) from 2,057,013 to 8,191,281. The amendments also eliminated the annual increase to the authorized number of shares under the plan. The amendments to the plan are not subject to the approval of Artisoft's stockholders, although Artisoft intends to seek such approval at the next annual meeting of its stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

September 2004 Financing

        Artisoft financed its acquisition of Vertical Networks on September 28, 2004 with a portion of the proceeds of a common stock financing completed pursuant to a stock purchase agreement entered into on that same date. Under the agreement, on September 28, 2004, Artisoft sold a total of 19,768,110 shares of common stock for aggregate gross proceeds of $22.5 million, and on October 1, 2004, Artisoft sold a total of 4,391,358 shares of common stock for aggregate gross proceeds of $5.0 million. The per share purchase price for all shares of common stock purchased under the agreement was $1.1386, and the total gross proceeds received by Artisoft was $27.5 million.

        Investors.    The following table sets forth information with respect to the beneficial ownership of Artisoft's common stock (including shares issuable upon the exercise or conversion of outstanding Artisoft securities) by stockholders of Artisoft that both (1) participated in the financing contemplated by the stock purchase agreement (or whose affiliates participated in the financing) and (2) beneficially owned more than five percent of Artisoft's common stock prior to the financing. The table also sets forth information with respect to the beneficial ownership of Artisoft's common stock (including shares issuable upon the exercise or conversion of outstanding Artisoft securities) by M/C Venture Partners, the principal investor in the financing and the largest beneficial holder of Artisoft's common stock after the financing.

Name	Shares of Common Stock Beneficially Owned Prior to the Financing	Percentage of Common Stock Beneficially Owned Prior to the Financing	Shares of Common Stock Purchased in Financing	Aggregate Purchase Price of Shares of Common Stock Purchased in Financing	Shares of Common Stock Beneficially Owned After the Financing	Percentage of Common Stock Beneficially Owned After the Financing
M/C Venture Partners	—	—	17,565,431	$19,999,999.74	17,565,431	51.69%
Austin W. Marxe and David M. Greenhouse	4,463,852	66.2%	4,213,068	$4,796,999.24	7,195,737	19.41%
Perkins Capital Management, Inc.	424,770	9.9%	316,178	$360,000.57	1,340,178	3.94%
Constable Advisors, LLC	424,770	9.9%	175,655	$200,000.78	775,655	2.26%
Pathfinder Ventures	411,212	9.9%	1,450,000	$1,650,970.00	3,482,000	9.99%

        John P. Ward and Matthew J. Rubins are each general partners of M/C Venture Partners. Each of Messrs. Ward and Rubins were elected directors of Artisoft, as designees of M/C Venture Partners, pursuant to the terms of the stock purchase agreement. See "Item 10. Directors and Executive Officers of the Registrant" above.

        Robert J. Majteles is the managing member of Treehouse Capital, LLC, an investment firm. Mr. Majteles and Treehouse Capital have entered into an agreement with investment funds affiliated with Austin W. Marxe and David M. Greenhouse pursuant to which Treehouse Capital, through Mr. Majteles, provides management and financial advisory services for the funds on request. Pursuant to this agreement, the funds pay Treehouse Capital a retainer of $10,000 per month. If Mr. Majteles' services are requested by the funds with respect to a particular portfolio investment, Treehouse Capital is entitled to 10% of the funds' net gain or net loss on the investment during the term of the agreement, offset by fees that may be paid by the portfolio company to Treehouse Capital or Mr. Majteles directly and, except in some cases, the amount of the retainer paid to Treehouse Capital. Under that agreement, Mr. Majteles is required to act independently of the funds in discharging his fiduciary duties to stockholders of any company for which he serves as a member of the board of directors and also is obligated not to disclose to the funds or use for his own benefit any confidential information he obtains in connection with his service for a particular portfolio company. Mr. Majteles does not have or share voting or dispositive power over any securities held by the funds. Mr. Majteles has agreed to serve as a director of Artisoft pursuant to that agreement, and has been elected a director of Artisoft, as a designee of the former holders of Artisoft's series B preferred stock (a majority of which was held by investment funds affiliated with Austin W. Marxe and David M. Greenhouse), pursuant to the terms of the stock purchase agreement. See "Item 10. Directors and Executive Officers of the Registrant" above.

        Steven C. Zahnow and R. Randy Stolworthy are each co-managers of the managing member of Pathfinder Ventures. Mr. Zahnow's term as a director of Artisoft ceased in connection with the September 27, 2004 conversion of all outstanding shares of Artisoft's series C preferred stock into common stock. See "—Consent, Waiver and Amendment Agreement—Conversion of Preferred Stock" below. Mr. Stolworthy was elected a director Artisoft, as a designee of the former holders of Artisoft's series C preferred stock (a majority of which was held by Pathfinder Ventures), pursuant to the terms of the stock purchase agreement. See "Item 10. Directors and Executive Officers of the Registrant" above.

        Registration Rights.    Artisoft has agreed to register, under the Securities Act of 1933, the shares issued and sold under the stock purchase agreement for resale by the investors. Artisoft has agreed to file with the Securities and Exchange Commission the registration statement with respect to this registration by November 12, 2004 and to use its best efforts to cause the registration statement to become effective on or before December 31, 2004. If the registration statement is not declared effective by the SEC on or prior to March 31, 2005 or if the registration statement, after being declared effective, ceases to be effective and available for any continuous period that exceeds 30 days or for one or more periods that exceed in the aggregate 60 days in any 12-month period, Artisoft will be required to pay each investor in the financing liquidated damages in an amount equal to 1% of the aggregate purchase price paid by the investor under the purchase agreement (not to exceed 9% of such purchase price, in the aggregate). Artisoft has also made other customary agreements regarding this registration, including matters relating to indemnification; maintenance of the registration statement; payment of expenses; and compliance with state "blue sky" laws.

        Other Artisoft Obligations.    Artisoft also agreed to several other affirmative and negative covenants under the stock purchase agreement.

        Artisoft's affirmative covenants include obligations related to providing specified significant investors with a right of first refusal on future issuances of securities by Artisoft; seeking a listing of its common stock on the Nasdaq National Market, Nasdaq SmallCap Marketplace or the American Stock Exchange; increasing the shares available for issuance under its stock incentive plan to 8,768,865; using the proceeds from the financing for its acquisition of Vertical Networks and for working capital and general corporate purposes; maintaining insurance; indemnifying and reimbursing the expenses of directors; removing the legends on the certificates representing the shares purchased by the investors (subject to liquidated damages if such removal is delayed); providing information required by Rule 144 under the Securities Act of 1933; and amending Artisoft's certificate of incorporation to the extent necessary to reflect the transactions contemplated by the stock purchase agreement.

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

        Artisoft Representations and Indemnification.    Artisoft has made representations and warranties to the investors in the financing under the stock purchase agreement about matters that are customarily included in financings of this nature. These matters include capitalization, SEC filings and compliance with the Securities Exchange Act of 1934 and OTC Bulletin Board, financial statements, solvency and obligations to related parties, intellectual property, absence of material adverse changes, due authorization and valid issuance of the purchased shares, private offering, disclosure, taxes, contracts, no manipulation of stock, controls and procedures, accountants, legal proceedings, investment company status, permits, foreign corrupt practices, no violations and non-contravention and organization. In addition, Artisoft made representations and warranties to the investors under the stock purchase agreement about matters relating to its acquisition of Vertical Networks. The representations and warranties will survive for one year after the closing. Artisoft has agreed to indemnify the investors and specified related parties against damages with respect to breaches of the representations, warranties and covenants of Artisoft in the stock purchase agreement.

        On September 28, 2004 Artisoft entered into a consent, waiver and amendment agreement, dated September 25, 2004, with investors in its 2001, 2002 and 2003 financings. These investors included affiliates of Austin W. Marxe and David M. Greenhouse, Perkins Capital Management, Inc., Constable Advisors, LLC and Pathfinder Ventures.

        Conversion of Preferred Stock.    Under the consent, waiver and amendment agreement, on September 27, 2004 all holders of Artisoft's outstanding shares of preferred stock (that had not otherwise converted their shares of preferred stock into common stock) converted those shares into common stock at a rate of approximately 1.22 shares of common stock for each of the 2,100,000 outstanding shares of series B preferred stock held by them, for a total of 2,566,665 shares of common stock, and a rate of one share of common stock for each of the 2,197,000 outstanding shares of series C preferred stock held by them, for a total of 2,197,000 shares of common stock. The following table sets forth, for each stockholder of Artisoft that beneficially owned more than five percent of Artisoft's common stock prior to the financing contemplated by the stock purchase agreement described above (including shares issuable upon the exercise or conversion of outstanding Artisoft securities), that beneficially owned shares of Artisoft's series B or series C preferred stock and that was a party to the consent, waiver and amendment agreement, the number of shares of common stock issued in connection with the conversions pursuant to the consent, waiver and amendment agreement.

Stockholder Name	Number of Shares of Series B Preferred Stock Converted	Number of Shares of Common Stock Issued Upon Conversion of Series B Preferred Stock	Number of Shares of Series C Preferred Stock Converted	Number of Shares of Common Stock Issued Upon Conversion of Series C Preferred Stock	Total Number of Shares of Common Stock Issued Upon Conversion of Preferred Stock
Austin W. Marxe and David M. Greenhouse	2,100,000	2,566,665	—	—	2,566,665
Perkins Capital Management, Inc.	—	—	497,000	497,000	497,000
Constable Advisors, LLC	—	—	300,000	300,000	300,000
Pathfinder Ventures	—	—	1,400,000	1,400,000	1,400,000

        Warrants.    As a result of the sale of common stock under the stock purchase agreement described above, the exercise price of all of the warrants to purchase an aggregate of 466,664 shares of common stock issued in Artisoft's 2001 financing and all of the warrants to purchase an aggregate of 2,627,002 shares of common stock issued in Artisoft's 2003 financing was reduced to $1.1386 per share pursuant to the terms of those warrants. Immediately prior to the sale of common stock under the purchase agreement, the exercise price of the warrants issued in 2001 was $6.30 per share, and the exercise price of the warrants issued in 2003 was $1.88 per share.

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

        Other Consents, Waivers and Amendments.    Artisoft and the investors in its 2001, 2002 and 2003 financings also agreed to the following consents, waivers and amendments, pursuant to the consent, waiver and amendment agreement:

  •
  a waiver of the accrual and payment by Artisoft of liquidated damages under the registration rights agreements for the 2001, 2002 and 2003 financings, during any time when Artisoft is not eligible to use Form S-3, until March 31, 2005;

  •
  a waiver of the rights of first refusal under the purchase agreements for the 2001, 2002 and 2003 financings with respect to the financing contemplated by the stock purchase agreement described above; and

  •
  the deletion of substantially all of Artisoft's covenants under the purchase agreements for the 2001, 2002 and 2003 financings, including the rights of first refusal and director rights of the investors therein and the price protection provisions of the 2002 purchase agreement, but excluding Artisoft's indemnification obligations.

December 2003 Agreement

        On December 16, 2003 Artisoft, Inc. entered into an agreement to issue an aggregate of 82,610 shares of common stock and warrants to purchase an aggregate of 82,610 shares of common stock to affiliates of Austin W. Marxe and David M. Greenhouse. Artisoft issued these securities as payment in full of Artisoft's obligation to pay liquidated damages under the registration rights agreement dated September 27, 2002 by and among Artisoft and these affiliates with respect to the registration of shares of common stock issued in September 2002.

September 2003 Financing

        On June 27, 2003 we entered into a purchase agreement with several investors, including affiliates of Steven C. Zahnow, Jon D. Gruber, Perkins Capital Management, Inc., Whitebox Advisors and Constable Advisors, LLC. Under the purchase agreement, we agreed to issue and sell an aggregate of 2,627,002 shares of series C convertible preferred stock at a per share purchase price equal to $1.50 and warrants to purchase an aggregate of 2,627,002 shares of common stock at an initial per share price equal to $1.88. We completed this financing on September 10, 2003. We received gross proceeds from the issuance and sale of series C convertible preferred stock in this financing in the amount $3,940,503.

        The following table describes the participation in this September 2003 financing by (1) an affiliate of Steven C. Zahnow, (2) affiliates of Jon D. Gruber, (3) affiliates of Perkins Capital Management, Inc., (4) affiliates of Constable Advisors, LLC and (5) an affiliate of Whitebox Advisors.

	September 2003 Participation
Investors	Purchase Price	Shares of Series C Preferred Stock	Warrants to Purchase Common Stock
Affiliate of Steven C. Zahnow	$2,100,000.00	1,400,000	1,400,000
Affiliates of Jon D. Gruber	$500,002.50	333,335	333,335
Affiliates of Perkins Capital Management, Inc.	$790,500.00	527,000	527,000
Affiliates of Constable Advisors, LLC	$450,000.00	300,000	300,000
Affiliate of Whitebox Advisors	$100,000.50	66,667	66,667

        As described under the heading "September 2004 Financing—Conversion of Preferred Stock," effective as of September 27, 2004 all the then-outstanding shares of Artisoft's preferred stock, including series C preferred stock, were converted into common stock. Prior to that conversion, the rights, preferences and powers of the series C preferred stock included the following:

        Voting.    Except as summarized below under the heading "—Certain Restrictions," each share of series C preferred stock voted together with the holders of common stock and all of our other capital stock on all matters voted on by stockholders. Each share of series C preferred stock received .8152 of a vote when voting on such matters.

        In addition, the holders of the series C preferred stock, voting as a separate class, had the right to elect one member of our board of directors. Pursuant to the June 2003 purchase agreement, each of the purchasers of series C preferred stock had agreed that for so long as R.R. Stolworthy, Inc. or one of its affiliates held shares of series C preferred stock, R.R. Stolworthy, Inc. would have the right to designate the director to be elected by the holders of the series C preferred stock, and each of the series C preferred stockholders would vote its shares of series C preferred stock to elect the R.R. Stolworthy designee.

        Certain Restrictions.    If at least 888,889 shares, subject to adjustment, of series C preferred stock were outstanding, then without the prior consent of the holders of a majority of the outstanding series C preferred stock, we could not:

  •
  declare or pay dividends, subject to limited exceptions;

  •
  redeem or repurchase or otherwise acquire any of our capital stock, subject to limited exceptions;

  •
  authorize, create, designate, establish or issue (1) an increased number of shares of series C preferred stock or (2) any other class or series of capital stock ranking senior to or on parity with the series C preferred stock or reclassify any shares of common stock into shares having preference or priority over series C preferred stock unless such newly issued shares ranked on a parity with the series C preferred stock and were sold at a price equal to or above the conversion price of the series C preferred stock immediately prior to issuance; or

  •
  except in limited circumstances, amend, alter or repeal, whether by merger, consolidation or otherwise, the certificate of incorporation or bylaws of Artisoft or the resolutions contained in the certificate of designations of the series C preferred stock and the rights, preferences, qualifications, limitations and restrictions thereof which, in any case, would adversely affect the rights or voting power of the series C preferred stock or would change the number of authorized shares of series C preferred stock or any stock ranking prior thereto or which would increase the size of the board of directors to more than nine members.

        Dividends.    Dividends on the series C preferred stock could be declared and paid from time to time as determined by our board of directors. We could not declare, pay or set aside any dividends or distributions on shares of common stock (other than dividends paid in common stock) unless the holders of series C preferred stock first received, or simultaneously received, a dividend or distribution on each outstanding share of series C preferred stock equal to the product of (1) the per share dividend or distribution to be declared, paid or set aside for the common stock, multiplied by (2) the number of shares of common stock into which the share of series C preferred stock was then convertible. In addition, we could not declare, pay or set aside any dividends or distributions on shares of series B preferred stock unless the holders of series C preferred stock simultaneously received a dividend or distribution on each outstanding share of series C preferred stock as would equal the dividend payable on each share of series B preferred stock if all such shares of series B preferred stock had been converted into common stock and all shares of series C preferred stock had been converted into common stock on the record date for determination of holders entitled to receive such dividend.

        Liquidation.    If we liquidated, dissolved or winded up, then the holders of series C preferred stock would be entitled, before any distributions were made to the holders of the common stock, or any other class or series of capital stock of Artisoft ranking junior to the series C preferred stock as to such distributions, to be paid an amount equal to $1.50 per share and any unpaid dividends thereon, subject to adjustment. For purposes of this liquidation preference, the series C preferred stock ranked on a parity with the series B preferred stock, which carried a similar liquidation preference in the amount of $2.50 per share.

        For purposes of this liquidation preference, unless waived in writing by the holders of a majority of the series C preferred stock then outstanding, a consolidation or merger of Artisoft into or with another entity or the sale of all or substantially all of our assets, in each case under circumstances in which the holders of a majority in voting power of the outstanding capital stock of Artisoft, immediately prior to such transaction, owned less than a majority in voting power of the outstanding capital stock of Artisoft or its successor, would be treated as a liquidation, dissolution or winding up of Artisoft.

        Conversion.    The holders of the series C preferred stock had the right, at any time and at their option, to convert each share of series C preferred stock into a number of shares of our common stock determined by dividing the then-applicable per share liquidation preference of the series C preferred stock by the then-applicable per share conversion price of the series C preferred stock. The conversion price was subject to adjustment in the case of any stock dividend, stock split, combination, capital reorganization, reclassification, merger or consolidation by Artisoft. With limited exceptions, the conversion price was also subject to adjustment in the case of an issuance of shares of our common stock, or securities exercisable for or convertible into our common stock, at a per share price less than the conversion price then in effect. In the event that this occurred, the conversion price would be reduced to equal the per share price of the issued securities. Initially, the conversion price of our series C preferred stock was be $1.50.

        Warrants.    In addition to the issuance and shares of series C preferred stock, we issued warrants to purchase an aggregate of up to 2,627,002 shares of common stock at a per share exercise price of $1.88. The warrants have a term of exercise expiring on June 27, 2010. The number of shares issuable upon exercise and the per share exercise price of the warrants is subject to adjustment in the case of any stock dividend, stock split, combination, capital reorganization, reclassification or merger or consolidation. Subject to limited exceptions, the per share exercise price of the warrants is also subject to adjustment in the case of an issuance of shares of common stock or securities exercisable for or convertible into common stock, at a per share price less than the per share exercise price of the warrants then in effect. In the event of such an issuance, the per share exercise price of the warrants is reduced to equal the per share price of that issuance. The warrants are exercisable at any time prior to their expiration date by delivering the warrant certificates to us, together with a completed election to purchase and the full payment of the exercise price or by means of a "net exercise" feature under which Artisoft does not receive any cash, but rather, the number of shares issued upon exercise is net of the number of shares withheld by Artisoft in lieu of payment of the exercise price. This net exercise right is generally limited to times when Artisoft is not in compliance with its obligations relating to the registration of the shares of common stock underlying the warrants for resale under Artisoft's registration rights agreement with respect to those shares.

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

        Preemptive Rights.    For as long as the investors or their assigns hold at least 25% of the shares of series C preferred stock issued and sold in the September 2003 financing, they had the right to participate, up to their pro rata share, in future non-public capital raising transactions of Artisoft. Each investor's pro rata share was be determined in accordance with the number of shares of common stock into which the investor's shares of series B preferred stock and series C preferred stock could be converted in relation to the total number of shares of common stock into which the outstanding shares of series B preferred stock and series C preferred stock may be converted.

        Registration Rights.    We also entered into a registration rights agreement under which we agreed to register for resale by the investors the shares of common stock issued upon conversion of shares of our series C preferred stock and issuable upon exercise of the common stock purchase warrants issued under our June 2003 purchase agreement.

        Anti-dilution Adjustments.    The issuance and sale of shares of common stock in the September 2003 financing resulted in anti-dilution adjustments to the series B preferred stock and the warrants issued in our 2001 financing and the common stock issued in our September 2002 financing. As a result of these anti-dilution adjustments, each share of series B preferred stock became convertible into approximately 1.22 shares of common stock. In addition, the per share exercise price of each warrant issued in our 2001 financing was reduced from $6.30 to $1.50. Furthermore, an additional 660,328 shares of common stock were issued to the Austin W. Marxe and David M. Greenhouse affiliates party to the August 2002 purchase agreement. As of immediately subsequent to the September 2003 financing, Jon D. Gruber beneficially owned in the aggregate approximately 38% of our common stock. Austin W. Marxe and David M. Greenhouse, who did not participate in the September 2003 financing, beneficially owned in the aggregate approximately 73% of our common stock immediately subsequent to the September 2003 financing.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditors' Fees

        The following table summarizes the fees of KPMG LLP, our independent auditors, billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two fiscal years for other services:

Fee Category	2004	2003
Audit Fees(1)	$177,100	$222,000
Audit-Related Fees(2)	$195,052	$174,942
Tax Fees(3)	$35,000	$25,000
All Other Fees	—	—

Total Fees	$407,152	$421,942

(1)
Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.

(2)
Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under "Audit Fees". These services relate to employee benefit audits, internal control reviews, attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

  None of the audit-related fees billed in 2004 or 2003 related to services provided under the de minimis exception to the audit committee pre-approval requirements.

(3)
Tax fees consist solely of fees for tax compliance, which relate to preparation of original and amended tax returns and claims for refunds.

  None of the tax fees billed in 2004 or 2003 were provided under the de minimis exception to the audit committee pre-approval requirements.

Pre-Approval Policies and Procedures

        The Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by the Company's independent auditors. This policy generally provides that the Company will not engage its independent auditors to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.

        From time to time, the Audit Committee may pre-approve specified types of services that are expected to be provided to the Company by its independent auditors during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

        The Audit Committee has also delegated to the chairman of the Audit Committee the authority to approve any audit or non-audit services to be provided to the Company by its independent auditors. Any approval of services by a member of the Audit Committee pursuant to this delegated authority is reported on at the next meeting of the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
The following documents are filed as part of this Amendment No. 1 on Form 10-K/A.

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 28, 2004	ARTISOFT, INC.
	By:	/s/ WILLIAM Y. TAUSCHER William Y. Tauscher Chairman and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

QuickLinks

FORWARD-LOOKING STATEMENTS
EXPLANATORY NOTE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
DIRECTORS OF THE COMPANY
EXECUTIVE OFFICERS OF THE COMPANY
  ITEM 11. EXECUTIVE COMPENSATION
INFORMATION ABOUT EXECUTIVE COMPENSATION AND OTHER MATTERS
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURE
EXHIBIT INDEX