Form 10-K/A
period 2004-06-30
ARTISOFT INC
filed 2004-11-17
CIK 877931

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549-1004

FORM 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

        Artisoft, Inc. is filing this Amendment No. 2 on Form 10-K to its Annual Report on Form 10-K for the fiscal year ended June 30, 2004, as filed with the SEC on October 13, 2004 and as amended by Amendment No. 1 thereto filed with the SEC on October 28, 2004 (the "Annual Report") for the purpose of amending Item 11 of Part III of the Annual Report. This Amendment No. 2 on Form 10K/A does not change our previously reported financial statements and other financial disclosures. Item 11 of Part III of the Annual Report is hereby amended and restated in its entirety as follows:

PART III

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

Director Compensation

        In connection with William Y. Tauscher's election as a director and as Chairman of the Board and consistent with Artisoft's policies then in effect for awarding options to its directors, Artisoft granted to Mr. Tauscher options to purchase 5,833 shares of its common stock at per share exercise price equal to $2.55. This award consisted of options to purchase 3,333 shares due to Mr. Tauscher's election as a director and options to purchase 2,500 shares due to Mr. Tauscher's election as Chairman of the Board. These options have a ten-year term and vest in three equal annual installments commencing on February 20, 2005, unless a change in control of Artisoft occurs, in which case they become 100% vested and exercisable. In addition, under a consulting arrangement with Artisoft, Artisoft granted to Mr. Tauscher options to purchase an additional 77,500 shares of its common stock at a per share exercise price equal to $2.55 and, prior to his election as Chief Executive Officer, paid Mr. Tauscher a monthly cash retainer in the amount of $10,000. These options also have a ten-year term and vest in three equal annual installments commencing February 20, 2005, unless a change in control of Artisoft occurs, in which case, they will become 100% vested and exercisable. On March 26, 2004, Artisoft granted to Mr. Tauscher additional ten-year options to purchase 500,000 shares of common stock. These options vest as to 25% of the shares subject to the options on March 26, 2005, with the remaining shares vesting in equal monthly installments over the succeeding 36 months. In addition, on September 28, 2004, Artisoft granted to Mr. Tauscher options to purchase 1,800,000 shares of common stock. The per share exercise price of all of these options is $.97, being the per share sale price of the common stock sold by Artisoft in its September 2004 financing. The options have a ten-year term and vest in equal monthly installments over the four-year period commencing September 28, 2004. The change in control of Artisoft pursuant to the September 2004 Financing did not result in an acceleration of Mr. Tauscher's options.

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
The following documents are filed as part of this Amendment No. 2 on Form 10-K/A.

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 17, 2004	ARTISOFT, INC.
	By:	/s/ WILLIAM Y. TAUSCHER William Y. Tauscher Chairman and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

QuickLinks

FORWARD-LOOKING STATEMENTS
EXPLANATORY NOTE
PART III
  ITEM 11. EXECUTIVE COMPENSATION
INFORMATION ABOUT EXECUTIVE COMPENSATION AND OTHER MATTERS
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURE
EXHIBIT INDEX