Form 10-Q
period 2004-09-30
ARTISOFT INC
filed 2005-01-25
CIK 877931

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
or
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class of Common Stock	Shares Outstanding as of November 15, 2004
Common Stock, $0.01 par value per share	36,197,508

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

ARTISOFT, INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX

PART I—FINANCIAL INFORMATION

Item 1—FINANCIAL STATEMENTS

ARTISOFT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2004	June 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$7,256	$2,747
Trade receivables, net of allowances of $772 and $80 at September 2004 and June 2004, respectively	6,135	1,334
Other receivables	17	—
Inventories	1,537	15
Prepaid expenses	432	340
Restricted cash	1,000	—

Total current assets	16,377	4,436

Property and equipment	4,342	3,885
Less accumulated depreciation and amortization	(3,663)	(3,602)
Net property and equipment	679	283
Goodwill	15,817	—
Other assets	514	379

	$33,387	$5,098

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,413	$486
Accrued liabilities	3,012	1,252
Deferred revenue	3,120	2,629
Customer deposits	176	179
Note Payable	272	—

Total current liabilities	12,916	4,546

Deferred Revenue-long term	1,918	—
Deferred tax liability	5	—

Total liabilities	12,916	4,546

Shareholders' equity:
Preferred stock, $1.00 par value per share. Authorized 11,433,600 shares;
Series A preferred stock. Authorized 50,000 shares; no shares issued or outstanding at September 30, 2004 and June 30, 2004
Series B preferred stock. Authorized 2,800,000 shares; no shares issued or outstanding at September 30, 2004 and 2,800,000 issued and outstanding at June 30, 2004 (aggregate liquidation value $7 million at June 30, 2004)	—	2,800
Series C preferred stock. Authorized 2,627,002 shares; no shares issued or outstanding at September 30, 2004, and 2,627,002 shares issued and outstanding at June 30, 2004 (aggregate liquidation value $4 million)	—	2,530
Common stock, $.01 par value per share. Authorized 50,000,000 shares; issued and outstanding 31,806,150 shares at September 30, 2004 and 6,085,488 at June 30, 2004	318	61
Additional paid-in capital	135,951	109,649
Accumulated deficit	(45,286)	(43,880)
Deferred Toshiba equity cost	(832)	(928)
Less treasury stock, at cost, 2,216,783 shares of common stock at September 30,2004 and June 30, 2004	(69,680)	(69,680)
Net shareholders' equity (deficit)	20,471	552
	$33,387	$5,098

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ARTISOFT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended September 30,
	2004	2003
Net product revenue	$2,934	$1,967
Cost of sales	365	58
Gross profit	2,569	1,909
Operating expenses:
Sales and marketing	1,798	1,349
Product development	873	781
General and administrative	1,302	775

Total operating expenses	3,973	2,905

Loss from operations	(1,404)	(996)
Other income, net	3	5
Net loss	(1,401)	(991)

Income tax	(5)	—

Net Loss after income tax	(1,406)	(991)
Deemed dividend to series C preferred shareholders	(1,368)	(2,009)
Deemed dividend to series B preferred shareholders	(100)	(1,088)
Loss applicable to common shareholders	$(2,874)	$(4,088)
Loss applicable to common shareholders per share—basic and diluted	$(0.61)	$(1.30)
Weighted average common shares outstanding—basic and diluted	4,707	3,141

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ARTISOFT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(1,406)	$(991)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	99	144
Amortization of deferred Toshiba equity costs	96	101
Non-cash changes in accounts receivable:
Additions	60	46
Reductions	—	(14)
Changes in assets and liabilities:
Trade accounts receivables	(1,208)	(167)
Inventories	60	(99)
Prepaid expenses	223	267
Accounts payable	(668)	3
Accrued liabilities	222	(361)
Deferred revenue	122	(255)
Customer deposits	(3)	311
Other assets	(28)	4

Net cash used in operating activities	(2,431)	(1,011)

Cash used to acquire Vertical Networks net of cash acquired and net of acquisition costs	(13,227)	—
Purchases of property and equipment	(62)	(46)
Restricted cash	(1,000)	—

Net cash used in investing activities	(14,289)	(46)

Cash flows from financing activities:
Proceeds from issuance of series C preferred stock, net of expenses	—	3,414
Proceeds from issuance of common stock, net of issue costs	21,229	17

Net cash provided by financing activities	21,229	3,431

Net increase/(decrease) in cash and cash equivalents	4,509	2,374
Cash and cash equivalents at beginning of period	2,747	3,041
Cash and cash equivalents at end of period	7,256	5,415
SUPPLEMENTAL CASH FLOW INFORMATION FROM FINANCING ACTIVITIES:
Non cash dividend to series C preferred shareholders	1,368	2,009
Non cash dividend to series B preferred shareholders	100	1,088

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ARTISOFT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

        Artisoft, Inc., ("Artisoft", the "Company" or the "Registrant") develops, markets and sells computer telephony software applications and integrated computer telephony products. The Company's principal products are TeleVantage and InstantOffice.

        The Company's principal executive offices are located at 5 Cambridge Center, Cambridge, Massachusetts 02142. The telephone number at that address is (617) 354-0600. The Company was incorporated in November 1982 and reincorporated by merger in Delaware in July 1991.

        The unaudited condensed consolidated financial statements include the accounts of Artisoft and its four wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

        The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and the PCAOB. The balance sheet amounts at June 30, 2004 in this report were derived from the Company's audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2004. In the opinion of management, the accompanying financial statements include all adjustments of a normal recurring nature, which are necessary for a fair presentation of the financial results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, the Company recommends that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004 on file with the SEC. The results of operations for the three months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year or any other future periods.

        The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Areas where significant judgments are made include, but are not limited to revenue recognition as well as the accounting for our recent acquisition of Vertical Networks Inc. ("VNI") discussed below. Actual results could differ materially from these estimates. The accounting policies applied are consistent with those disclosed in the Company's Annual Report on Form 10-K as disclosed in Note 1.

Acquisition of Vertical Networks Inc.

        On September 28, 2004, Artisoft completed the acquisition of substantially all of the assets, other than patents and patent rights, of Vertical Networks Inc., pursuant to the terms of an asset purchase agreement entered into on September 23, 2004. Vertical Networks is a leading provider of distributed IP-PBX software and communications solutions to large enterprises. Artisoft has also received a patent license for the use of all of Vertical Networks' patents and patent applications other than Vertical Networks' rights under specified patents that do not relate to the business purchased by Artisoft. In addition, Artisoft assumed specific liabilities of Vertical Networks. The operational results of this acquisition have been included herein since September 28, 2004, the date that the acquisition was consummated.

(2) SIGNIFICANT ACCOUNTING POLICIES

Stock-Based Compensation

        The Company applies APB Opinion No. 25 in accounting for its stock incentive plan and accordingly, compensation cost has been recognized for certain of its stock options in the financial statements where the exercise price had been below the fair market value of the underlying stock on the grant date. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss and net loss per common equivalent share for the three-month period ended September 30, 2004 and 2003 would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended September 30,
	2004	2003
Reported net loss applicable to common stock	$(2,874)	$(4,088)
Stock based compensation expense determined under fair value method for all awards	$(411)	$(333)
Pro forma net loss applicable to common stock	$(3,285)	$(4,421)
Reported loss per share applicable to common stock	$(0.61)	$(1.30)
Pro forma loss per share applicable to common stock	$(0.70)	$(1.41)

        Generally, options become exercisable over a four-year period commencing on the date of the grant. Options granted prior to September 28, 2004 vest 25% at the first anniversary of the grant date with the remaining 75% vesting in equal monthly increments over the remaining three years of the vesting period. Options granted on September 28, 2004 vest 2.08333% monthly. The fair value of options granted was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal 2005	Fiscal 2004
Expected dividend yield	0%	0%
Volatility factor	115%	111%
Risk free interest rate	3.45%	3.3%
Expected life	6 Years	6 years

(3) ACQUISITION OF VERTICAL NETWORKS AND FINANCING

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

        The purchase price for Vertical Networks consisted of: $13.5 million in cash, paid at closing except for $1.0 million held in escrow to secure Vertical Networks' indemnification obligations to Artisoft, the assumption of most liabilities of Vertical Networks and up to $5.5 million in cash payable under an earn-out provision in an amount equal to the first $5.5 million of non-refundable software license revenues received in cash by Artisoft from CVS Pharmacy, Inc. with respect to various types of Vertical Networks software to be used by CVS in connection with a rapid prescription refill project that it plans to roll out to its stores and other projects. Neither the $1.0 million held in escrow nor the $5.5 million earn-out provision were included in the total purchase price in the table below. The $1.0 million held in escrow is presented on the Balance Sheet as Restricted Cash and the $5.5 million earn-out provision is not included in the accompanying financial statements. This contingent payment will be recorded as a component of the purchase price if and when the related contingency is resolved.

        The acquisition was financed with a portion of the proceeds from a $27.5 million common stock financing completed in two tranches on September 28, 2004 and October 1, 2004. Artisoft sold a total of 24,159,468 shares of its common stock at a per share purchase price of $1.1386 to several investors, including M/C Venture Partners. In connection with, or prior to the financing, the holders of all shares of Artisoft's preferred stock converted those shares into common stock. Following the issuance and sale of common stock in the financing and the conversions of Artisoft's preferred stock to common stock, M/C Venture Partners is now the largest beneficial holder of Artisoft's common stock, with a 51.69% beneficial ownership interest.

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

        Artisoft has agreed to register, under the Securities Act of 1933, the shares issued and sold under the stock purchase agreement for resale by the investors. Artisoft has agreed to file with the Securities and Exchange Commission the registration statement with respect to this registration by November 12, 2004 and to use its best efforts to cause the registration statement to become effective on or before December 31, 2004. Artisoft has not yet filed the registration statement. If the registration statement is not declared effective by the SEC on or prior to March 31, 2005 or if the registration statement, after being declared effective, ceases to be effective and available for any continuous period that exceeds 30 days or for one or more periods that exceed in the aggregate 60 days in any 12-month period, Artisoft will be required to pay each investor in the financing liquidated damages in an amount equal to 1% of the aggregate purchase price paid by the investor under the purchase agreement (not to exceed 9% of such purchase price, in the aggregate). Artisoft has also made other customary agreements regarding this registration, including matters relating to indemnification; maintenance of the registration statement; payment of expenses; and compliance with state "blue sky" laws. As of the date of this filing, the Company has not filed this registration statement, is in breach of its obligation to do so, and can make no assurance that the registration statement, when filed, will be declared effective on or before March 31, 2005.

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

        As a result of the sale of common stock under the stock purchase agreement, the exercise price of all of the warrants to purchase an aggregate of 466,664 shares of common stock issued in Artisoft's 2001 financing and all of the warrants to purchase an aggregate of 2,627,002 shares of common stock issued in Artisoft's 2003 financing was reduced to $1.1386 per share pursuant to the terms of those warrants. Immediately prior to the sale of common stock under the purchase agreement, the exercise price of the warrants issued in 2001 was $1.50 per share, and the exercise price of the warrants issued in 2003 was $1.88 per share. The reduction of the exercise price of these warrants resulted in the recording of a non-cash deemed dividend equal to approximately $1.5 million in the first quarter of fiscal 2005. Additionally, under a consent, amendment and waiver agreement, all warrants issued in the 2001 and 2003 financings were amended to delete the price protection provisions of those warrants. Therefore, as so amended, the per share exercise price of those warrants will no longer be subject to adjustment in the event of sales of securities by Artisoft, except for customary adjustments for stock splits, dividends, recapitalizations and other organic changes. On September 28, 2004 the Company completed the acquisition of the business operations of Vertical Networks. The transaction was structured such that the Company acquired substantially all the assets and assumed certain liabilities of VNI. The results of VNI operations have been included in the consolidated financial statements of the Company for the period September 28, 2004 through September 30, 2004. The aggregate purchase price was $13.5 million, including $1 million that was placed in escrow for a period of one year to secure certain VNI representations and warranties. This $1 million has been excluded from the purchase price in the table below and will be recorded if and when it is released from escrow. Additionally, a payment of another $5.5 million may be required in the event of future revenues related to software product sales to one customer are realized. This amount has also been excluded from the purchase price in the table below and will be recorded if and when the contingency is resolved.

        The following table represents the preliminary allocation of the purchase price for our acquisition of Vertical Networks over the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. Artisoft is in the process of assembling the information necessary for it to allocate the total purchase price and obtain supporting third party valuations of any tangible and intangible assets, assumed liabilities and acquired deferred revenue. Thus, the allocation of the purchase price is subject to change upon completion of this assessment process.

Preliminary Estimated Values at September 28, 2004 (millions)
Cash	$0.3
Accounts Receivable net	$3.6
Inventory net	$1.6
Other Current Assets	$0.5
Property and Equipment	$0.4
Goodwill	$15.8
Total assets acquired	$22.2
Accounts Payable	$4.6
Accrued Expenses	$2.5
Other Current Liabilities	$0.3
Deferred Revenue	$2.3
Total liabilities assumed	$9.7
Net assets acquired	$12.5

        The estimated values of current assets and liabilities were based upon their historical costs in the hands of the seller on the date of acquisition due to their short-term nature. Property and equipment was also estimated based upon its historical cost as there was no appreciated real estate and the historical costs of the office equipment, furniture and machinery most closely approximated fair value. This amount may be adjusted subsequently when we complete our assessment of the property and equipment that will be utilized in the combined operations and those that will be disposed. The preliminary estimated value of deferred revenue was based upon the guidance in EITF 01-03, Accounting in a Business Combination for Deferred Revenue of an Acquiree, and was calculated as the estimated cost for the Company to fulfill the contractual obligations acquired under various customer contracts plus a fair value profit margin. This estimate is subject to change once we complete a thorough analysis of our post acquisition cost structure, particularly with respect to these contracts. Additionally, of the total acquired deferred revenue, only approximately $0.8 million will result in future cash in flows as the majority of these contracts were prepaid when consummated in the pre-acquisition period.

        In the table above, we have assumed that the entire amount of the purchase price in excess of the value of the tangible assets acquired and liabilities assumed is allocable to goodwill and that there are no identifiable intangible assets. Upon completion of a third party valuation of the tangible and intangible assets and liabilities acquired, certain identifiable intangible assets may be recorded that would be subject to amortization. Assuming a three-year life, every $1.0 million of identifiable intangible assets recorded would result in approximately $333,000 of annual amortization expense in the pro forma statements of operations. Additionally, with respect to deferred revenue, for every $100,000 change in the recorded fair value (increase or decrease), there will be an estimated corresponding increase or decrease in post acquisition revenue of approximately $2,000 per month.

        Since Artisoft has not completed its valuation of the tangible and intangible assets and liabilities acquired, the final allocation of the excess of purchase price over the book value of the net assets acquired could differ materially.

        The deferred revenue associated with contracts acquired from Vertical Networks was valued at $5.8 million prior to the acquisition but has been written down to $2.3 million, which represents the cost basis of the remaining obligations under those contracts uplifted for reasonable profit margin.

        The following pro forma unaudited condensed financial information give effect to Artisoft's acquisition of Vertical Networks as if it had occurred on July 1, 2003 for each period presented. The following information is based on historical results of operations of Artisoft for the three months ended September 30, 2003 and 2004 and of Vertical Networks for the same historical periods. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the future financial position or future results of operations of the consolidated company that would have actually occurred had the acquisition of Vertical Networks been effected as of July 1 for each period presented.

Three Months Ended September 30, 2004	Artisoft	Vertical Networks	Consolidated Pro Forma	Pro Forma Adjustments	Pro Forma as Adjusted
Net product revenue	$2,934	$3,923	6,857	(447)	6,410
Net loss	(1,401)	(1,181)	(2,582)	(307)	(2,889)
Loss applicable to common stock	(2,874)	(1,181)	(4,055)	(307)	(4,362)
Loss applicable to common stock—Basic and Diluted	(0.61)	(0.25)	(0.86)	(0.07)	(0.93)

Three Months Ended September 30, 2003
Net product revenue	1,967	8,026	9,993	(5,871)	4,122
Net loss	(991)	(370)	(1,361)	(3,072)	(4,433)

Loss applicable to common stock	(4,088)	(370)	(4,458)	(3,072)	(7,530)

Loss applicable to common stock—Basic and Diluted	(1.30)	(0.12)	(1.42)	(0.98)	(2.40)

        The following adjustments have been reflected in the audited pro forma condensed combined statement of operations:

        (a)   To adjust Vertical's historical reported revenues from the sale of telephone systems ("systems") to the amount that would have been reported under Artisoft's revenue recognition policy. In 2002 and 2003, Vertical entered into multiple element arrangements consisting of an extended warranty arrangement, software license agreements with rights for updates and upgrades on a when and if available basis and an agreement to specify pricing of uncommitted future telephone systems. Under Vertical's policy, the extended warranty and software license arrangements were recognized over the term of the arrangements. The telephone system pricing agreement was assessed for significant and incremental discounts and future telephone systems were recognized upon shipment if all other revenue recognition criteria of SAB 104 had been met.

        However, under Artisoft's revenue recognition policy, the software license agreement for the telephone systems' core software that provides when and if available updates and upgrades ("extended software support arrangement") and the telephone system sales are considered multiple element arrangements. The extended software support agreement would apply to all previous and future system sales. As Vertical had not historically sold extended software support separately to other customers or on a renewal basis, sufficient vendor-specific objective evidence of fair value does not exist to allocate the arrangement fee to the systems and the extended software support arrangement. Accordingly, the fee for previous and future system sales considered to be part of a multiple element arrangement, or combined unit of accounting, with the extended software support arrangement is recognized ratably over the term of the extended software support arrangement along with the extended support fee. The pro forma adjustment reduces revenues to the amount that would have been recognized under Artisoft's policy in order to provide a better indication of what the results of operations would have been had the transaction occurred at the beginning of the period presented.

        (b)   Prior to the Vertical Networks acquisition, Vertical Networks had deferred revenue relating to certain software licenses, extended software support arrangements and an extended hardware warranty arrangement over the terms of the support arrangements. The Company evaluated their legal obligation that would have been assumed under these contracts if the acquisition had occurred on July 1, 2003. The Company estimated the fair value of this assumed liability. The book value of the deferred revenue on July 1, 2003 was written down by $5.4 million to reflect the fair value of the assumed liabilities and the related amortization was adjusted down by $.2 million per quarter.

(4) LIQUIDITY

        The Company has incurred losses and negative cash flows from operations in every fiscal period since 1996 and has an accumulated deficit, including non-cash equity charges, of $46 million as of September 30, 2004. For the three months ended September 30, 2004 the Company incurred a net loss of approximately $1.4 million, which includes negative cash flows from operations of approximately $2.4 million. Management expects that operating losses and negative cash flows will continue in the near future and anticipates that losses will increase somewhat from current levels as a result of the cost of absorbing the operations acquired from Vertical Networks on September 28, 2004. The Company anticipates that it, with available cash of $7.3 million at September 30, 2004 in addition to $5 million received on October 1, 2004 relating to the completion of the common stock financing, combined with increased revenues and cash-flows, will meet its anticipated cash requirements during and through our fiscal 2005 year. The Company expects to increase its revenue and cash flows in the foreseeable future as the result of the acquisition of the InstantOffice product line and its resellers and systems integrators.

        There can be no assurance that the available cash and increased revenues will be sufficient to meet the Company's cash requirements. If the Company is unable to satisfy such cash requirements from these sources, the Company's ability to continue as a going concern and to achieve its intended business objectives could be adversely affected. In such case, the Company could be required to adopt one or more alternatives, such as reducing or delaying marketing and promotional activities, reducing or delaying capital expenditures, developing restructuring plans to reduce discretionary costs deemed nonessential, and selling additional shares of the Company's capital stock. Additionally, changes in circumstances could necessitate that the Company seek additional debt or equity capital. There can be no assurance that any such additional financing will be available when needed or on acceptable terms to allow the Company to successfully achieve its operating plan or fund future investment in its TeleVantage and InstantOffice product lines.

(5) PREFERRED STOCK

        Prior to September 28, 2004, the Company had authorized 11,433,600 shares of preferred stock par value $1.00 per share, of which 5,427,002 shares had been issued as of June 30, 2004. On December 6, 1994, the Board of Directors of the Company authorized the designation and reservation of 50,000 shares of preferred stock as "Series A Participating Preferred Stock" subject to a Rights Agreement dated December 23, 1994. The reserved shares were to be automatically adjusted to reserve such number of shares as may be required in accordance with the provisions of the Series A Participating Preferred Stock and the Rights Agreement. The Rights Agreement was to expire in December 2004. In connection with the issuance of the series B preferred stock in 2001, the Company's Board of Directors terminated the Rights Agreement effective December 31, 2001.

        2001 Financing Series B Preferred Stock.    In August and November 2001, Artisoft issued and sold an aggregate of 2,800,000 shares of its series B convertible preferred stock to investors in a private placement at a per share price equal to $2.50. The investors also received warrants to purchase up to 466,666 shares of Artisoft's common stock at an initial per share exercise price equal to $1.50. Gross proceeds from the financing were $7.0 million.

        Each share of series B preferred stock was initially convertible into one-sixth of a share of common stock, subject to adjustment. Under certain circumstances, Artisoft has the right to effect the automatic conversion of the series B preferred stock to common stock in the event the closing per share bid price of the common stock exceeds $30.00 for 30 consecutive trading days. Prior to financing transaction of September 28, 2004 all shares of series B preferred stock were converted to common stock.

        The holders of the series B preferred stock, as a class, were also initially entitled to elect two directors of the Company. In August 2002, the holders of our series B preferred stock exercised this right, in part, to elect Robert J. Majteles as an Artisoft director.

        The warrants will expire on September 30, 2006. The expiration date, the per share exercise price and the number of shares issuable upon exercise of the warrants were initially subject to adjustment in certain events. Following the September 2004 financing, the per share exercise price of the warrants is $1.1386, and the per share exercise price and the number of shares issuable upon exercise of the warrants are no longer subject to adjustment. The warrants have a call provision that provides that if the closing per share bid price of the common stock exceeds $45.00 for 30 consecutive trading days and certain other conditions are met, Artisoft has the right to require the warrant holders to exercise their warrants for common stock.

        The closing of the issuance and sale of shares of common stock in the September 2002 financing resulted in anti-dilution adjustments to the series B preferred stock and the warrants issued in Artisoft's 2001 financing. As a result of these anti-dilution adjustments, each share of series B preferred stock was convertible into approximately 2.38 shares of common stock. Prior to the issuance and sale of shares of common stock under this agreement each share of series B preferred stock was convertible into one share of common stock. In addition, the per share exercise price of each warrant was reduced from $3.75 to $1.05. These adjustments resulted in a significant increase in potential common shares outstanding. Prior to the September 2004 financing, the remaining outstanding series B preferred stock was converted into common stock at a rate of approximately 1.22 shares of common stock for each share of series B preferred stock.

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

        The shares of series C preferred stock were initially convertible into a like number of shares of common stock, subject to adjustment. Each share of series C preferred stock generally received .8152 of a vote, subject to adjustment, when voting on matters presented for the approval of Artisoft's stockholders. The holders of the series C preferred stock, as a class, were also entitled to elect a director of the Company. In September 2003, the holders of our series C preferred stock exercised this right to elect Steven C. Zahnow as an Artisoft director.

        The holders of series C preferred stock were entitled, before any distributions were made to the holders of common stock, to an amount equal to $1.50 per share, subject to adjustment. For purposes of this liquidation preference, the series C preferred stock ranked on a parity with the series B preferred stock, which carried a similar liquidation preference in the amount of $2.50 per share.

        The holders of the series C preferred stock were entitled to receive dividends only when and if declared by the board of directors of the Company. Any such dividends were to be paid to the holders of the series C preferred stock and series B preferred stock prior to any distribution to holders of common stock, on a per share basis equal to the number of shares of common stock into which each share of preferred stock is then convertible.

        The warrants will expire on June 27, 2010. The expiration date, the per share exercise price and the number of shares issuable upon exercise of the warrants were initially subject to adjustment in certain events. Following the September 2004 financing, the per share exercise price of the warrants is $1.1386, and the per share exercise price and the number of shares issuable upon exercise of the warrants are no longer subject to adjustment. Prior to the September 2004 financing, the remaining outstanding series C preferred stock was converted into common stock at a rate of one share of common stock for each share of series C preferred stock.

(6) GUARANTEES

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

        We warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer for 90 days. We warrant that our maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. Accordingly, we have no liabilities recorded for these agreements. Additionally, we warrant that our hardware products, those associated with the InstantOffice products, will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the products to the customer for one year, with the exception of shipments to Staples which have warranties that expire sixteen months after the date of shipment. We have an extended warranty agreement with CVS Pharmacy that allows CVS Pharmacy to submit warranty claims after the initial one-year period. This agreement terminates on December 1, 2005. We have no liabilities recorded for this agreement since any warranty claims will be expensed as they occur to match the associated deferred revenue. We provide for the estimated cost of hardware product warranties based on specific warranty claims and claim history. If necessary, we would provide for the estimated cost of the software and services warranties based on specific warranty claims and claim history, however, we have never incurred any significant expenses under our product or service warranties.

(7) COMPUTATION OF NET LOSS PER SHARE

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

	Three Months Ended September 30,
	2004	2003
Antidilutive potential common shares excluded from net loss per share (thousands)	8,849	3,666

(8) INVENTORIES

        Inventories at September 30, 2004 and June 30, 2004 consist of the following (in thousands):

	September 30, 2004	June 30, 2004
Raw Materials	$163	$4
Finished Goods	$1,374	$11

	$1,537	$15

The aforementioned acquisition of Vertical Networks Inc. is the reason for the substantial increase in inventory.

Item 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

        Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Areas where significant judgments are made include, but are not limited to revenue recognition and values attributed to the assets and liabilities acquired pertaining to the acquisition of Vertical Networks. The estimated values of current assets and liabilities were based upon their historical costs in the hands of the seller on the date of acquisition due to their short-term nature. Property and equipment was also estimated based upon its historical cost as there was no appreciated real estate and the historical costs of the office equipment, furniture and machinery most closely approximated fair value. This amount may be adjusted subsequently when we complete our assessment of the property and equipment that will be utilized in the combined operations and those that will be disposed. The preliminary estimated value of deferred revenue was based upon the guidance in EITF 01-03, Accounting in a Business Combination for Deferred Revenue of an Acquiree, and was calculated as the estimated cost for the Company to fulfill the contractual obligations acquired under various customer contracts plus a fair value profit margin. This estimate is likely to change once we complete a thorough analysis of our post acquisition cost structure, particularly with respect to these contracts

        Actual results could differ materially from any one or all of these estimates discussed above. For a more detailed explanation of the judgments made in these areas, please refer to our annual report on Form 10-K for the year ended June 30, 2004, as filed with the Securities and Exchange Commission on October 13, 2004.

Summary

        The following is a summary of the areas that management believes are important in understanding the results of the fiscal first quarter ended September 30, 2004. This summary is not a substitute for the detail provided in the following pages or for the consolidated financial statements and notes that appear elsewhere in this document.

        The Company has two families of products, TeleVantage, a shrink-wrap software-based phone system that runs on a Windows server platform and Intel communications hardware, and InstantOffice a software based phone system that runs on a Windows server platform and proprietary hardware. TeleVantage has an optional Call Center module, and add-ons, such as TeleVantage Conference Manager, TeleVantage Call Center Scoreboard, TeleVantage Call Classifier, TeleVantage Smart Dialer and TeleVantage Persistent Pager. All modules are fully integrated and represent shrink-wrap software. InstantOffice also supports software applications such as custom IVR applications, and telecommunications network management applications including MultiSite Manager and MultiSite Reporter which facilitate remote management of large networks of InstantOffice installations.

        For the quarter ended September 30, 2004, Artisoft had total net revenue of approximately $2.9 million compared to total net revenue for the same period in fiscal year 2003 of approximately $2.0 million. The increase of approximately $1 million in revenue from year to year is attributable to an increase of TeleVantage product revenue of $.5 million. We achieved this through an increase in the number of TeleVantage licenses sold. Since the acquisition of Vertical Networks was completed on September 28, 2004, our results also include revenue and expenses for the three days September 28 through September 30, 2004 related to Vertical Networks. The three days activity contributed approximately $.5 million in net revenue related to InstantOffice. We expect revenues to increase in the quarter ending December 31, 2004 and in the fiscal year ending June 30, 2005 as a result of the acquisition of Vertical Networks, Inc.

        Gross margins for the quarter ended September 30, 2004 decreased to 87.6%, compared to 97.1% in the same period in the prior fiscal year. This decrease was primarily the result of the cost of hardware included in the net revenue related to the InstantOffice product line. The TeleVantage net revenues during the period had an average gross margin of 96.9% while the InstantOffice products sold during the quarter had an average gross margin of 38.7%. The cost of goods for InstantOffice products includes several elements of telecommunication hardware, both of its own design and the design of third parties, which is all manufactured by third parties. The Company expects over time, to decrease its sales of these hardware products and believes this will contribute to an increase in the Company's gross margins.

        Operating expenses for the quarter ended September 30, 2004 increased approximately 36.8%, compared to the same period in the prior fiscal year. Sales and marketing expenses increased by 33.3% due to costs associated with an increase in personnel in the sales and marketing organization resulting from an investment in additional field personnel and an investment in increased lead generation activities.

        Expenses in product development increased by 11.8% during the quarter ended September 30, 2004 compared to the same period in the prior fiscal year. This increase reflects an increase in expenses due to increased activity in TeleVantage product development, and additional development costs resulting from the acquisition of Vertical Networks' product development operations.

        General and administrative expenses increased approximately 68% compared to the same period in the prior fiscal year. This increase reflects approximately $.5 million in severance costs relating to the separation of our former President and CEO.

        The Company expects operating expenses in all areas to increase significantly in the second quarter of fiscal year 2005 except for the $.5 million severance costs associated with executive compensation incurred in the quarter ended September 30, 2004. The Company also expects operating expenses to increase for the balance of fiscal year 2005. These expected increases are as a result of the acquisition of Vertical Networks operations and the impact of a full period of those expenses when compared to only three days of expenses resulting from the acquisition during the period ended September 30, 2004. However, the Company believes that it will be able to reduce some of these additional operating expenses over time as redundant operations are eliminated and overhead cost elements are reduced.

Results of Operations

Net Product Revenue

        Net product revenue was $2.9 million for the quarter ended September 30, 2004, representing an increase of 49.2% from $2.0 million for the quarter ended September 30, 2003.

        The increase in revenue in the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003 resulted from the growth in TeleVantage software sales of licenses for use by end-users by $0.4 million, and the addition of revenue of $0.5 million from the sale of InstantOffice products between September 28, and September 30, 2004. The Company believes that the amount of this additional revenue from the sale of InstantOffice products over the last three days of the quarter was unusually large due to a temporary backlog for the InstantOffice product.

        End-user license sales of TeleVantage for the quarter ended September 30, 2004 increased by 20.5%, over the quarter ended September 30, 2003.

        We distribute our products both domestically and internationally. International product revenue was $.3 million, or 11.8% of total revenue, for the quarter ended September 30, 2004 and $.3 million, or 18% of total revenue, for the quarter ended September 30, 2003.

        In January 2000, Artisoft entered into an OEM and Reseller Agreement with Toshiba. Also in January 2000, Artisoft entered into an agreement with Toshiba under which Toshiba acquired 16,666 shares of Artisoft common stock at a price of $41.964 per share and was issued warrants for an additional 8,333 shares of Artisoft common stock at an exercise price of $41.964 per share. The fair market value of the Artisoft common stock on the date of execution of the definitive agreement was $129. The difference between the issuance price and fair market value of the Artisoft common stock, and the fair value of the warrants (which were valued based upon the Black Scholes Options Pricing Model) amounted to $2.3 million. Artisoft determined that the $2.3 million charge should be deferred within equity as "Deferred Toshiba Equity Costs" with an offsetting increase to additional paid-in capital and should be amortized as a reduction of product revenue in proportion to revenue recognized relating to the OEM and reseller agreement. Each quarter, as revenue from Toshiba OEM sales are recognized, the balance of Deferred Toshiba Equity Costs are reduced by an amount equal to 45.79% of Toshiba OEM sales, while revenues are reduced by the same amount. For the quarters ended September 30, 2004 and September 30, 2003 net product revenue was reduced by amortization of Deferred Toshiba Equity Costs of $.1 million.

  Gross Profit (in thousands, except percentages)

	Three Months Ended
	September 30, 2004	September 30, 2003	Change
Gross Profit	2,569	1,909	660
% of Net Revenue	87.6%	97.1%

        The decrease in gross profit as a percentage of net revenue for the three-month period ended September 30, 2004, compared to the corresponding period ended September 30, 2003, was due primarily to the addition of revenue from InstantOffice sales for the three days ended September 30, 2004. InstantOffice revenue includes the resale of hardware products manufactured by third parties. The increase in gross profit in absolute dollars resulted both from the hardware and software revenue associated with InstantOffice sales for the three day period ended September 30, 2004 and was also due to a 25% increase in the sales of TeleVantage software licenses.

        Operating Expenses (in thousands, except percentages)

	Three Months Ended
	September 30, 2004	September 30, 2003	Change
Sales and Marketing	1,798	1,349	33.3%
% of Net Revenue	61.3%	68.6%
Product Development	873	781	11.8%
% of Net Revenue	29.8%	39.7%
General and Administrative	1,302	775	68%
% of Net Revenue	44.4%	39.4%
Total Operating Expenses	3,973	2,905	36.8%
% of Net Revenue	135.4%	147.7%

  Sales and Marketing

        The decrease in sales and marketing expense as a percentage of total net revenue for the quarter ended September 30, 2004, compared to the corresponding period ended September 30, 2003, was due primarily to an increase in TeleVantage sales and incremental InstantOffice sales. While sales and marketing expenses increased, their costs as a percentage of revenue decreased from 68.6% to 61.3%. However, InstantOffice net revenue during the three day period following the acquisition was associated with a very low percentage of related sales and marketing expense. The Company believes that this was an anomaly created by a temporary backlog for the InstantOffice product. The increase in sales and marketing expenses in aggregate dollars for the three month ended September 30, 2004 compared to the corresponding period ended September 30, 2003 was due primarily to an increase in payroll and related expenses due to increased personnel, along with a small increment of expenses related to InstantOffice sales and marketing following the acquisition. The Company employed 48 sales and marketing personnel throughout the quarter ended September 30, 2004, and added 21 sales and marketing personnel with the acquisition of Vertical Networks. The Company employed 38 sales and marketing personnel throughout the quarter ended September 30, 2003.

  Product Development

        The decrease in product development expenses as a percentage of total revenue for the quarter ended September 30, 2004, compared to the corresponding period ended September 30, 2003, was due primarily to the increase in net product revenue. Product development expense grew 11.8% from September, 2003 to September, 2004. The increase in product development expenses, during the quarter ended September 30, 2004, compared to the quarter ended September 30, 2003, was driven by increased payroll expenses and employee related costs. The Company employed 26 product development personnel throughout the quarter ended September, 2004, and added 36 product and development personnel with the acquisition of Vertical Networks. The Company employed 24 product development personnel throughout the quarter ended September 30, 2003.

  General and Administrative

        The increase in general and administrative expenses as a percentage of total revenue for the quarter ended September 30, 2004, compared to the quarter ended September 30, 2003, was due primarily to approximately $.5 million in severance costs relating to the separation of our former President and CEO. This amount accounted for 95% of the $527,000 increase in general and administrative expenses during the first fiscal quarter of 2005, compared to the first fiscal quarter of 2004. However, general and administrative expenses as a percentage of revenue in the quarter ended September, 2004 increased by only 5% in comparison to the quarter ended September 30, 2003. This was primarily due to an increase in TeleVantage revenue and incremental InstantOffice revenue for the three day period September 28 through September 30, 2004. The Company employed 11 general and administrative personnel throughout the quarter ended September 30, 2004, and added 10 general and administrative personnel with the acquisition of Vertical Networks. The Company employed 10 general and administrative personnel throughout the quarter ended September 30, 2003.

  Financial Condition, Liquidity And Capital Resources (in thousands)

	Positions at
	September 30, 2004	June 30, 2004	Change
Cash and cash equivalents	7,256	2,747	4,509
Working capital (excl. restricted cash)	2,939	(110)	3,049

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Difference
Cash used in operating activities	(2,431)	(1,011)	1,417
Cash used in investing activities	(14,289)	(46)	14,243
Cash provided by financing activities	21,229	3,431	17,798

        We believe that our cash resources, including the additional $5 million which the Company raised on October 1, 2004 as the second tranche of the September 2004 financing, are adequate to meet our short term requirements. In the longer term, we believe that revenues will increase and after taking into account the anticipated elimination of redundant operations and the reduction of overhead cost elements following our acquisition of Vertical Networks (which initiatives we may not successfully implement and the result, which may not be as significant as we expect) that operating expenses will decrease as a percentage of net revenue, thereby reducing future operating losses. However, the rate at which these revenues may increase will be highly dependent on, among other things, the overall telecommunications industry capital-spending environment, the rate of market acceptance of the TeleVantage and InstantOffice products and the success of our strategic relationships including those with IBM, AT&T and Toshiba. See "Risk Factors" below.

        If we require additional cash to meet future requirements, or if the level of growth of TeleVantage and InstantOffice revenue is insufficient to meet our long-term business objectives or if we determine we require additional capital for other business reasons, such as to fund acquisitions or other strategic initiatives, we will need to pursue additional equity or debt financing. Such financings may not be available on terms acceptable to us or at all, may significantly affect our stockholders, including for example, by substantially diluting their ownership interest in Artisoft.

        We used cash of $2.4 million to fund operating activities during the three months ended September 30, 2004. The cash used in operating activities was due primarily to a net loss of $1.4 million, offset by depreciation and amortization of $.1 million, and amortization of deferred Toshiba equity costs of $.1 million, and $.1 million relating to a non-cash reserve charge. At September 30, 2004, compared to at June 30, 2004, trade receivables increased by $1.2 million and accounts payable decreased by $.7 million. These were offset by a reduction in prepaid expenses of $.2 million, inventory of $.1 million, accrued liabilities increased by $.2 million and deferred revenue increased by $.1 million.

        Working capital, consisting of total current assets minus current liabilities, was $2.9 million at September 30, 2004, which excludes $1.0 million of restricted cash relating to the acquisition of Vertical Networks that was paid at closing and is held in escrow to secure Vertical Networks' indemnification obligations to Artisoft. This compared to a working capital deficit of $(.1) million at June 30, 2004, representing an increase of $3 million. The increase in working capital at September 30, 2004 reflects an increase of $3.5 million in cash and cash equivalents. The increase in cash and cash equivalents of approximately $4.5 million was primarily a result of our receipt of $22.5 million from the sale of common stock in our September 2004 financing, less, during the three months ended September 30, 2004, cash of $2.4 million used in operations, $1.3 million for expenses related to our September 2004 financing and $14.3 million expended in investing activities. Investing activities included $14.2 million to acquire the assets and liabilities of Vertical Networks Inc. and the associated costs related to this acquisition. Increases in working capital were offset by an increase of $3.9 million in accounts payable, $0.5 million in current deferred revenue and $1.8 million in accrued liabilities, including the acquired liabilities. Notes payable increased by $.3 million. The growth in working capital was aided by an increase in trade accounts receivable and inventory of $4.8 million and $1.5 million respectively.

        In January 2000, Artisoft entered into an OEM and Reseller Agreement with Toshiba. Also in January 2000, Artisoft entered into an agreement with Toshiba under which Toshiba acquired 16,666 shares of Artisoft common stock at a price of $41.964 per share and was issued warrants for an additional 8,333 shares of Artisoft common stock at an exercise price of $41.964 per share. The fair market value of the Artisoft common stock on the date of execution of the definitive agreement was $129. The difference between the issuance price and fair market value of the Artisoft common stock, and the fair value of the warrants (which were valued based upon the Black Scholes Options Pricing Model) amounted to $2.3 million. Artisoft determined that the $2.3 million charge should be deferred within equity as "Deferred Toshiba Equity Costs" with an offsetting increase to additional paid-in capital and should be amortized as a reduction of product revenue in proportion to revenue recognized relating to the OEM and reseller agreement. Each quarter, as revenue from Toshiba OEM sales are recognized, the balance of Deferred Toshiba Equity Costs are reduced by an amount equal to 45.79% of Toshiba OEM sales, while revenues are reduced by the same amount. For the two quarters ended September 30, 2004 and September 30, 2003, revenue was reduced by the amortization of Deferred Toshiba Equity Costs $.1 million.

        The Company leases office, product packaging, storage space and equipment under noncancelable operating lease agreements expiring through 2005. The table below also includes those contractual payments acquired on the acquisition of Vertical Networks on September 28, 2004.

	Payment due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term Debt Obligations—Current Portion	272,000	272,000	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	1,327,000	1,091,000	236,000	—	—
Total	1,599,000	1,363,000	236,000	—	—

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

        Artisoft is required to register, under the Securities Act of 1933, the shares issued and sold under the stock purchase agreement for resale by the investors. Artisoft has agreed to file with the Securities and Exchange Commission the registration statement with respect to this registration by November 12, 2004 and to use its best efforts to cause the registration statement to become effective on or before December 31, 2004. Artisoft has not yet filed the registration statement. If the registration statement is not declared effective by the SEC on or prior to March 31, 2005 or if the registration statement, after being declared effective, ceases to be effective and available for any continuous period that exceeds 30 days or for one or more periods that exceed in the aggregate 60 days in any 12-month period, Artisoft will be required to pay each investor in the financing liquidated damages in an amount equal to 1% of the aggregate purchase price paid by the investor under the purchase agreement (not to exceed 9% of such purchase price, in the aggregate). Artisoft has also made other customary agreements regarding this registration, including matters relating to indemnification; maintenance of the registration statement; payment of expenses; and compliance with state "blue sky" laws. As of the date of this filing, the Company has not filed this registration statement, is in breach of its obligation to do so, and can make no assurance that the registration statement, when filed, will be declared effective on or before March 31, 2005.

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

        As a result of the sale of common stock under the stock purchase agreement, the exercise price of all of the warrants to purchase an aggregate of 466,664 shares of common stock issued in Artisoft's 2001 financing and all of the warrants to purchase an aggregate of 2,627,002 shares of common stock issued in Artisoft's 2003 financing was reduced to $1.1386 per share pursuant to the terms of those warrants. Immediately prior to the sale of common stock under the purchase agreement, the exercise price of the warrants issued in 2001 was $1.50 per share, and the exercise price of the warrants issued in 2003 was $1.88 per share. The reduction of the exercise price of these warrants resulted in the recording of a non-cash deemed dividend equal to approximately $1.5 million in the first quarter of fiscal 2005.

        Our common stock currently trades on the over-the-counter electronic bulletin board, also referred to as the OTCBB. The listing of our common stock on the OTCBB may reduce the price of our common stock and the levels of liquidity available to our stockholders. In addition, the listing of our common stock on the OTCBB could materially adversely affect our access to the capital markets, and the limited liquidity and reduced price of our common stock could materially adversely affect our ability to raise capital through alternative financing sources on terms acceptable to us or at all. Our listing on the OTCBB may have other negative implications, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and fewer business development opportunities.

        Furthermore, our failure to timely file our Exchange Act reports may result in our common stock being delisted from the OTC Bulletin Board and adversely affect our ability to list our common stock on a national exchange or the NASDAQ Stock Market (See "Risk Factors—We are not current in our Exchange Act reports and may fail to timely file periodic Exchange Act reports in the future.")

        We intend to continue investing in the sales, marketing and development of our TeleVantage and InstantOffice products. We may incur increases in research and development expenditures in response to customer requirements for features or functionality in future releases of the product.

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

Our revenues are dependent upon sales of two families of products, and our business will fail if we do not increase sales of those products.

        Our revenues are derived from sales of two families of products, TeleVantage and InstantOffice. If we are not able to increase sales of these products, our business will fail. TeleVantage and InstantOffice are relatively new products in the emerging market for server-based phone systems and it is difficult to predict when or if sales of TeleVantage and InstantOffice will increase substantially or at all. We face a substantial risk that our sales will continue to not cover our operating expenses and that we will continue to incur operating losses.

We have a history of losses and expect to incur future losses.

        We had operating losses for the quarter ended September 30, 2004 and in each of the last ten fiscal years. We also had negative cash flow from operating activities in the quarter ended September 30, 2004 and in five out of the last nine fiscal years. If our revenues do not increase significantly, without a corresponding increase in expenses, we may never achieve profitability, on a sustained basis or at all, or generate positive cash flow in the future. In that case our business will fail. We expect to incur significant future operating losses and negative cash flows. Vertical Networks, Inc. also incurred operating losses in each of its last three fiscal years, and had negative cash flow from operating activities many of which were acquired when the Company acquired most of the assets of Vertical Networks. The operations acquired from Vertical Networks may not generate profits or positive cash flow.

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

  •
  our ability to develop, introduce and market enhancements to our TeleVantage and InstantOffice families of products;

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

We rely upon the availability of distributors, resellers, systems integrators and original equipment manufacturers to market TeleVantage and the ability of these organizations to pay for the products they purchase from us.

        If distributors, resellers, systems integrators and original equipment manufacturers in the software industry choose not to focus their marketing efforts on software-based phone systems or on products competitive with TeleVantage, our sales efforts will be materially adversely affected. In the quarter ended September 30, 2004, our distributor, Paracon accounted for 22% of our total net sales and Staples accounted for 16%. In fiscal year 2004, our distributor, Paracon, accounted for 37% of our total net sales. In fiscal year 2003, Paracon accounted for 42% of our total net sales. We depend upon the availability of distribution outlets similar to these relationships to market TeleVantage. In addition, our operating results would be adversely affected if one of our major distributors, resellers or original equipment manufacturers fails to pay us for the products they purchase from us. At June 30, 2004, Paracon represented approximately 31% of our outstanding trade receivables. At June 30, 2003, Paracon represented approximately 36% of our outstanding trade receivables. Our relationship with Paracon is through its subsidiary Scansource, which is doing business as Catalyst Telecom.

If we lose the services of our Chief Executive Officer we may not be able to implement our business model successfully, which could harm our ability to remain competitive in our market.

        Our future success depends to a significant extent on the continued service of and effective working relationship with William Tauscher, our Chairman of the Board, President and Chief Executive Officer. Our business may suffer if we lose the services of Mr. Tauscher.

The integration of Artisoft's and Vertical Networks' businesses may distract management from achieving its operational objectives which could limit Artisoft's ability to retain its employees.

        The integration of Artisoft's and Vertical Networks' businesses will require the dedication of management resources. This may distract management's attention from the day-to-day business of Artisoft. Employee uncertainty and lack of focus during integration may also disrupt the business of Artisoft. The retention by Artisoft of key employees is critical to ensure continued advancement, development and support of Artisoft's technologies as well as on-going sales and marketing efforts. During the integration phase, competitors may intensify their efforts to recruit key employees. Artisoft may not be able to retain key technical, sales or marketing personnel, which would adversely affect Artisoft's business.

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

We are not current in our Exchange Act reports and may fail to timely file periodic Exchange Act reports in the future.

        We failed to timely file our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004. We also failed to timely file an amendment to our Current Report on Form 8-K originally filed September 29, 2004, to disclose the pro forma financial statements of Vertical Networks. As a result, we are not current in our Exchange Act reports and will be ineligible to register our securities on Form S-3 for the next twelve months and ineligible to qualify for the safe harbor provisions for resale of restricted securities under Rule 144 of the Exchange Act. Inability to register securities on Form S-3 or sell restricted securities under the safe harbor provisions of Rule 144 limits the liquidity of our securities and restricts the market for our securities.

        In addition, failure to remain current in our Exchange Act reporting requirements may result in our common stock being delisted from the OTC Bulletin Board and adversely affect our ability to list our common stock on a national exchange or the NASDAQ Stock Market in the future. If our stock were to be delisted from the OTC Bulletin Board, the market for our common stock would become severely restricted and you may be unable to sell your shares. We have agreed in the stock purchase agreement to seek a listing of our common stock on a national exchange or the NASDAQ Stock Market. If we are unable to list our securities on a national exchange or the NASDAQ Stock Market because we have failed to remain current in our Exchange Act reporting requirements, we may be subject to claims for indemnification, liability for breach of contract or other common law remedies.

        If we do not resume trading on a national exchange or the NASDAQ Stock Market and if we are delisted from the OTC Bulletin Board, trading in our common stock may only be conducted based on trading information referenced on the Pink Sheets. Being quoted on the Pink Sheets could damage our general business reputation and could impair our ability to raise additional capital. Securities quoting on the Pink Sheets tends to be less liquid and subject to volatile stock prices.

We may need to procure additional third party financing, but financing may not be available when needed or upon terms acceptable to us.

        In order to obtain the funds to continue our operations and meet future working capital requirements, we may require additional equity financing or debt financing. The proceeds from our September 2004 common stock financing may not be sufficient to meet our future business needs. Any additional financing may not be available to us on terms acceptable to us or at all.

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

        Our product lines, TeleVantage and InstantOffice, compete in the newly emerging server-based phone system market, as well as existing traditional, proprietary hardware solutions offered by companies such as Avaya Communications, Nortel Networks Corporation and Siemens Corporation. We do not know if markets will migrate toward server-based phone system solutions. If server-based phone systems do not achieve widespread acceptance or widespread acceptance is delayed, sales of TeleVantage and InstantOffice will not increase and may decline. We may then be unable to continue our operations.

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

If the employment of our Senior Vice President of Development is terminated prior to December 2006 without cause or by the executive for good reason, we will be required to provide substantial benefits to that officer.

        We have a change in control agreement with our Senior Vice President of Development, Christopher H. Brookins that provides that in the event of termination of Mr. Brookins' employment within two years of a change in control either without cause or by Mr. Brookins for "good reason," such as a reduction in duties and responsibilities:

  •
  all of Mr. Brookins' unvested options vest and become exercisable in full; and

  •
  Artisoft will pay Mr. Brookins a lump sum equal to one year's base salary plus bonus.

        Due to open market purchases of our common stock, a change in control, within the meaning of the change in control agreement, occurred in December 2002. Therefore, Mr. Brookins will receive benefits under his change in control agreement in the event his employment at Artisoft is terminated prior to December 2006 either without cause or for good reason. Mr. Brookins' current annual salary is $180,000 and he did not receive a bonus during the 2004 fiscal year.

Software errors may damage our reputation, cause loss of customers and increase customer support costs.

        Telecommunications products as complex as TeleVantage and InstantOffice may contain undetected errors. This could result in damage to our reputation, loss of customers, delay of market acceptance of our products or all of these consequences. We, or our customers may find errors in TeleVantage or InstantOffice or any new products after commencement of commercial shipments. In addition, if our products are flawed, or are difficult to use, customer support costs could rise.

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

Item 3 —QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

        Interest Rate Risk.    Artisoft may be exposed to interest rate risk on certain of its cash equivalents. The value of certain of the Company's investments may be adversely affected in a rising interest rate investment environment. Although Artisoft does not anticipate any material losses from such a movement in interest rates, no assurances can be made that material losses will not be incurred in the future.

Item 4—CONTROLS AND PROCEDURES

        Artisoft's management, with the participation of Artisoft's chief executive officer and chief financial officer, evaluated the effectiveness of Artisoft's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2004. Based on this evaluation, Artisoft's chief executive officer and chief financial officer concluded that, as of September 30, 2004, Artisoft's disclosure controls and procedures were (1) designed to ensure that material information relating to Artisoft, including its consolidated subsidiaries, is made known to Artisoft's chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by Artisoft in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        The Company's independent auditors, KPMG LLP, have advised management and the Audit Committee that, in connection with KPMG's review of the financial statements of the Company for the three month period ended September 30, 2004, it noted certain matters involving internal control and its operation that constituted reportable conditions under standards established by the American Institute of Certified Public Accountants. Reportable conditions are matters coming to an independent auditors' attention that, in their judgment, relate to significant deficiencies in the design or operation of internal control and could adversely affect the organization's ability to record, process, summarize, and report financial data consistent with the assertions of management in the financial statements. KPMG advised management and the Audit Committee that it considered the following to constitute reportable conditions related to internal control and their operations: the Company did not have adequate staffing in its finance group with the appropriate level of experience to effectively control the increased level of transaction activity, address the complex accounting matters and manage the increased financial reporting complexities resulting from the acquisition of Vertical Networks, Inc. and the associated integration activities.

        The Company is still in the process of assessing the findings of its independent auditors. As noted above, however, the Company has made and is continuing to make changes in its controls and procedures, including its internal control over financial reporting, aimed at enhancing their effectiveness and ensuring that the Company's systems evolve with, and meet the needs of, the Company's business. The Company is also continually striving to improve its management and operational efficiency and the Company expects that its efforts in that regard will enhance and strengthen the Company's controls and procedures, including its internal control over financial reporting. For example, the Company has recently added to its accounting staff and expects to hire additional professionals to upgrade and reinforce the technical resources available to the staff. The Company is also continuing its efforts to upgrade its information technology capabilities and is preparing for the implementation of a uniform and consolidated accounting system at all of its business units. The Company will also hire an outside firm, not affiliated with its independent auditors, to complete an objective review of internal controls and provide recommendations for continued improvement of financial processes and controls, in preparation for Sarbanes-Oxley compliance testing.

        No change in Artisoft's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, Artisoft's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        On September 28, 2004, Artisoft issued and sold to several accredited investors, including affiliates of M/C Venture Partners, affiliates of Austin W. Marxe and David M. Greenhouse, Perkins Capital Management, Inc., Constable Advisors, LLC and Pathfinder Ventures, an aggregate of 19,768,110 shares of its common stock at a per share cash purchase price of $1.1386. Artisoft received gross proceeds from the sale of $22.5 million. On October 1, 2004, Artisoft sold the remaining 4,391,358 shares of its common stock to be sold under the stock purchase agreement at a per share cash purchase price of $1.1386 in a private placement to affiliates of M/C Venture Partners. Artisoft received gross proceeds from that sale of $5.0 million. No underwriters were involved in the foregoing sales of securities. The foregoing sales were made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Section 4(2) thereof, relative to sales by an issuer not involving any public offering, and the rules and regulations thereunder.

Item 6—EXHIBITS

        The Exhibits filed as part of this quarterly report on Form 10-Q for the quarter ended September 30, 2004 are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference. Documents listed on such Exhibit Index, except for documents identified by footnotes, are being filed as exhibits herewith. Documents identified by footnotes are not being filed herewith and, pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, reference is made to such documents as previously filed as exhibits filed with the Securities and Exchange Commission. Artisoft's file number under the Securities Exchange Act of 1934 is 000-19462.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTISOFT, INC.
Date: January 24, 2005	By	/s/ WILLIAM Y. TAUSCHER William Y. Tauscher Chief Executive Officer and Chairman of the Board
Date: January 24, 2005	By	/s/ DUNCAN G. PERRY Duncan G. Perry Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Sublease, dated January 7, 2000, by and between Vertical Networks Inc. and MMC Networks Inc.
+10.2	Software Purchase Agreement, dated August 20, 2004 by and between Vertical Networks Inc. and CVS Pharmacy Inc.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Confidential materials omitted and filed separately with the Commission

QuickLinks

FORWARD-LOOKING STATEMENTS
PART I—FINANCIAL INFORMATION
  Item 1—FINANCIAL STATEMENTS
ARTISOFT, INC. AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Risk Factors
  Item 3 —QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 4—CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  Item 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  Item 6—EXHIBITS
SIGNATURES
EXHIBIT INDEX