Form 10-Q
period 2004-12-31
ARTISOFT INC
filed 2005-04-01
CIK 877931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class of Common Stock	Shares Outstanding as of March 28, 2005
Common Stock, $0.01 par value per share	36,497,338

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the sections entitled “Summary,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements. These statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “expect,” “intend,” “may,” “would,” “could,” “plan,” “seek,” “potential,” “continue,” or the negative of these terms or other comparable terminology. You should not place undue reliance on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, levels of activity, performance or achievements. Factors that may cause actual results to differ materially from current expectations, which we describe in more detail elsewhere in this Quarterly Report on Form 10-Q under the heading “Risk Factors,” include, but are not limited to:

•	failure to increase the sales of our products;

•	the loss of any of our key customers;

•	failure to successfully integrate our business with that of Vertical Networks;

•	the introduction of competitive products, including other software- or server-based phone systems;

•	slower than expected development of the software- or server-based phone system market or any event that causes software- or server-based phone systems to be less attractive to customers;

•	failure to timely file our reports under the Exchange Act;

•	the failure to have adequate disclosure controls in place;

•	the finding by our independent registered public accounting firm that we have material weaknesses in our internal controls over financial reporting;

•	possible delisting from the OTCBB for failure to remain current in our Exchange Act reporting obligations;

•	lapses of internal controls;

•	an inability to achieve profitability;

•	failure to protect our intellectual property; and

•	deteriorating financial performance.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we projected. Any forward-looking statement you read in this Quarterly Report on Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. We assume no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

ARTISOFT, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.—FINANCIAL STATEMENTS

ARTISOFT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2004	June 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	8,280	$2,747
Trade receivables, net of allowances of $492 and $80 at December 2004 and June 2004, respectively	8,062	1,334
Other receivables	13	—
Inventories	1,329	15
Prepaid expenses	372	340
Deferred costs	795	—
Restricted cash	1,000	—

Total current assets	19,851	4,436

Property and equipment	5,010	3,885
Less accumulated depreciation and amortization	(3,794)	(3,602)

Net property and equipment	1,216	283

Deferred costs	2,540
Goodwill	12,896	—
Intangible Assets, net of accumulated amortization	4,078
Other assets	439	379

	$41,020	$5,098

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,253	$486
Accrued liabilities	2,939	1,252
Deferred revenue	4,595	2,629
Customer deposits	176	179

Total current liabilities	12,963	4,546

Deferred Revenue-long term	5,585	—
Deferred tax liability	89	—

Total liabilities	18,637	4,546

Shareholders’ equity:
Preferred stock, $1.00 par value per share. Authorized 11,433,600 shares;
Series A preferred stock. $1.00 par value, Authorized 50,000 Series A shares; no Series A shares issued at December 31 and at June 30, 2004.
Series B preferred stock. $1.00 par value, Authorized 2,800,000 Series B shares; no Series B shares issued or outstanding at December 31, 2004; issued 2,800,000 Series B shares at June 30, 2004 (Aggregate liquidation value $7 million)	—	2,800
Series C preferred stock. Authorized 2,627,002 shares; no shares issued or outstanding at December 31, 2004, and 2,627,002 shares issued and 2,530,335 outstanding at June 30, 2004 (aggregate liquidation value $4 million)	—	2,530
Common stock, $.01 par value per share. Authorized 50,000,000 shares; issued and outstanding 36,224,880 shares at December 31, 2004 and 6,085,488 at June 30, 2004	362	61
Additional paid-in capital	140,919	109,649
Accumulated deficit	(48,456)	(43,880)
Deferred Toshiba equity cost	(762)	(928)
Less treasury stock, at cost, 2,216,783 shares of common stock at December 31,2004 and June 30, 2004	(69,680)	(69,680)

Net shareholders’ equity	22,383	552

	$41,020	$5,098

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ARTISOFT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net product revenue	$4,668	$1,970	7,602	3,937
Cost of sales	934	47	1,299	105
Gross profit	3,734	1,923	6,303	3,832
Operating expenses:
Sales and marketing	3,154	1,314	4,952	2,663
Product development	2,057	800	2,930	1,581
General and administrative	1,410	803	2,712	1,577
Amortization of Intangible assets	222	—	222	—

Total operating expenses	6,843	2,917	10,816	5,821

Loss from operations	(3,109)	(994)	(4,513)	(1,989)
Other income, net	23	4	26	9
Net loss	(3,086)	(990)	(4,487)	(1,980)

Income tax	(84)	—	(89)	—

Net Loss after income tax	(3,170)	(990)	(4,576)	(1,980)
Deemed dividend to series C preferred shareholders	—	—	(1,368)	(2,009)
Deemed dividend to series B preferred shareholders	—	—	(100)	(1,088)
Loss applicable to common shareholders	$(3,170)	$(990)	(6,044)	(5,077)
Loss applicable to common shareholders per share—basic and diluted	$(0.09)	$(0.27)	(0.31)	(1.49)
Weighted average common shares outstanding—basic and diluted	33,981	3,692	19,344	3,416

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ARTISOFT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended December 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(4,576)	$(1,980)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	480	245
Deferred tax expense	89	—
Amortization of deferred Toshiba equity costs	166	149
Non-cash compensation	—	285
Non-cash changes in accounts receivable allowances:
Additions	71	56
Reductions	—	(45)
Changes in assets and liabilities:

Trade accounts receivables	(3,170)	(137)
Inventories	(348)	(104)
Prepaid expenses	283	193
Deferred costs	(3,335)	—
Accounts payable	(4)	(146)
Accrued liabilities	(86)	(858)
Deferred revenue	4,990	(18)
Note payable	(272)
Customer deposits	(3)	229
Other assets	(44)	7
Other receivables	4

Net cash used in operating activities	(5,755)	(2,124)

Cash used to acquire Vertical Networks, net of cash acquired of $277 and net of acquisition costs	(13,227)	—
Purchases of property and equipment	(726)	(88)
Restricted cash contingency payable to Vertical Networks shareholders	(1,000)	—

Net cash used in investing activities	(14,953)	(88)

Cash flows from financing activities:
Proceeds from issuance of series C preferred stock, net of expenses	—	3,338
Net proceeds from issuance of common stock	26,241	31

Net cash provided by financing activities	26,241	3,369

Net increase in cash and cash equivalents	5,533	1,157
Cash and cash equivalents at beginning of period	2,747	3,041
Cash and cash equivalents at end of period	8,280	4,198
SUPPLEMENTAL CASH FLOW INFORMATION FROM FINANCING ACTIVITIES:
Non cash dividend to series C preferred shareholders	1,368	2,009
Non cash dividend to series B preferred shareholders	100	1,088

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ARTISOFT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

Artisoft, Inc., (“Artisoft”, the “Company” or the “Registrant”) develops, markets and sells computer telephony software applications and integrated computer telephony products. The Company’s principal products are TeleVantage and InstantOffice.

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and the PCAOB. The balance sheet amounts at June 30, 2004 in this report were derived from the Company’s audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2004. In the opinion of management, the accompanying financial statements include all adjustments of a normal recurring nature, which are necessary for a fair presentation of the financial results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, the Company recommends that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004 on file with the SEC. The results of operations for the three and six months ended December 31, 2004 are not necessarily indicative of the results to be expected for the full year or any other future periods.

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Areas where significant judgments are made include, but are not limited to revenue recognition as well as the accounting for our recent acquisition of Vertical Networks Inc. (“VNI” or “Vertical Networks”) discussed below. Actual results could differ materially from these estimates. The accounting policies applied are consistent with those disclosed in Note 1 in the Company’s Annual Report on Form 10-K .

Acquisition of Vertical Networks Inc.

On September 28, 2004, Artisoft completed the acquisition of substantially all of the assets, other than patents and patent rights, of Vertical Networks Inc., pursuant to the terms of an asset purchase agreement entered into on September 23, 2004. Vertical Networks is a leading provider of distributed IP-PBX software and communications solutions to large enterprises. Artisoft has also received a patent license for the use of all of Vertical Networks’ patents and patent applications other than Vertical Networks’ rights under specified patents that do not relate to the business purchased by Artisoft. In addition, Artisoft assumed specific liabilities of Vertical Networks. The operational results of this acquisition have been included herein since September 28, 2004, the date that the acquisition was consummated.

(2) SIGNIFICANT ACCOUNTING POLICIES

Stock-Based Compensation

The Company applies APB Opinion No. 25 in accounting for its stock incentive plan and accordingly, compensation cost has been recognized for certain of its stock options in the financial statements where the exercise price had been below the fair market value of the underlying stock on the grant date. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss and net loss per common equivalent share for the three-and six month period ended December 31, 2004 and 2003 would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Reported net loss applicable to common stock	$(3,170)	$(990)	$(6,044)	$(5,077)
Stock based compensation expense determined under fair value method for all awards	$(1,238)	$(290)	$(1,649)	$(623)
Pro forma net loss applicable to common stock	$(4,408)	$(1,280)	$(7,693)	$(5,700)
Reported loss per share applicable to common stock	$(0.09)	$(.27)	$(0.31)	$(1.49)
Pro forma loss per share applicable to common stock	$(0.13)	$(.35)	$(0.40)	$(1.67)

Generally, options become exercisable over a four-year period commencing on the date of the grant. Options granted prior to and after September 28, 2004 vest 25% at the first anniversary of the grant date with the remaining 75% vesting in equal monthly increments over the remaining three years of the vesting period. Options granted on September 28, 2004 vest 2.08333% monthly. The fair value of options granted was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal 2005	Fiscal 2004
Expected dividend yield	0%	0%
Volatility factor	115%	111%
Risk free interest rate	3.45%	3.3%
Expected life	6 Years	6 years

(3) NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. We are currently evaluating the impact of the adoption of SFAS No. 123(R) and therefore we are currently unable to quantify its effect on our condensed consolidated financial statements and results of operations; however, we believe that our stock compensation expense will increase in absolute dollars upon adoption of the standard. See pro forma disclosure as currently provided under SFAS 123 in note 2.

(4) ACQUISITION OF VERTICAL NETWORKS AND FINANCING

On September 28, 2004, Artisoft completed the acquisition of substantially all of the assets of Vertical Networks, a leading provider of distributed IP-PBX software and communications solutions to large enterprises, other than patents and patent rights, pursuant to the terms of an asset purchase agreement entered into on September 23, 2004. Artisoft has also received a patent license for the use of all of Vertical Networks’ patents and patent applications other than Vertical Networks’ rights under specified patents that do not relate to the business purchased by Artisoft. In addition, Artisoft assumed specified liabilities of Vertical Networks.

The acquisition of Vertical Networks provides Artisoft with a complementary product line and access to distributed large enterprise customers and a direct sales channel through systems integrator partners including IBM and AT&T.

The purchase price for Vertical Networks consisted of: $13.5 million in cash, paid at closing except for $1.0 million held in escrow to secure Vertical Networks’ indemnification obligations to Artisoft, the assumption of most liabilities of Vertical Networks and up to $5.5 million in cash payable under an earn-out provision in an amount equal to the first $5.5 million of non-refundable software license revenues received in cash by Artisoft from CVS Pharmacy, Inc. with respect to various types of Vertical Networks software to be used by CVS in connection with a rapid prescription refill project that it plans to roll out to its stores and other projects. Neither the $1.0 million held in escrow nor the $5.5 million earn-out provision were included in the total purchase price in the table below. The $1.0 million held in escrow is presented on the Balance Sheet as Restricted Cash and the $5.5 million earn-out provision is not included in the accompanying financial statements. These contingent payments will be recorded as a component of the purchase price if and when the related contingencies are resolved.

The acquisition was financed with a portion of the proceeds from a $27.5 million common stock financing completed in two tranches on September 28, 2004 and October 1, 2004. Artisoft sold a total of 24,159,468 shares of its common stock at a per share purchase price of $1.1386 to several investors, including M/C Venture Partners. In connection with, or prior to the financing, the holders of all shares of Artisoft’s preferred stock converted those shares into common stock. Following the issuance and sale of common stock in the financing and the conversions of Artisoft’s preferred stock to common stock, M/C Venture Partners is now the largest beneficial holder of Artisoft’s common stock, with a 51.69% beneficial ownership interest.

(4) ACQUISITION OF VERTICAL NETWORKS AND FINANCING (CONTD.)

The stock purchase agreement for the financing provides that the size of Artisoft’s board of directors be set at seven members, with the board initially consisting of (1) the chief executive officer of Artisoft (William Y. Tauscher—class II director), (2) one member designated by the former holders of Artisoft’s series B preferred stock (Robert J. Majteles—class II director), (3) one member designated by the former holders of Artisoft’s series C preferred stock (R. Randy Stolworthy—class II director), (4) two members designated by M/C Venture Partners (John P. Ward and Matthew J. Rubins—class III directors) and (5) two other directors designated by mutual agreement of M/C Venture Partners and Artisoft’s board of directors (Michael P. Downey and Francis E. Girard—class I directors).

At our next meeting of stockholders, we intend to implement the provision of the stock purchase agreement which provides that Artisoft’s board of directors consist of (1) its chief executive officer (a class II director), (2) one member designated by Special Situations Fund III, L.P. (an affiliate of Austin W. Marxe and David M. Greenhouse) so long as Special Situations Fund III, L.P. and its affiliates continue to beneficially own at least 50% of the shares of Artisoft’s common stock acquired upon the conversion of their shares of Artisoft’s series B preferred stock, and otherwise, one member designated by the former holders of Artisoft’s series B preferred stock and series C preferred stock (a class II director), (3) two members designated by M/C Venture Partners (class III directors) and (4) three directors with relevant industry experience designated by M/C Venture Partners and Artisoft’s board of directors (class I directors).

The investors’ designees are entitled to membership on the compensation and nominating committees of the board of directors.

Artisoft has agreed to register, under the Securities Act of 1933, the shares issued and sold under the stock purchase agreement for resale by the investors. Artisoft agreed to file with the Securities and Exchange Commission the registration statement with respect to this registration by November 12, 2004 and to use its best efforts to cause the registration statement to become effective on or before December 31, 2004. Artisoft has not yet filed the registration statement. If the registration statement is not declared effective by the SEC on or prior to March 31, 2005 or if the registration statement, after being declared effective, ceases to be effective and available for any continuous period that exceeds 30 days or for one or more periods that exceed in the aggregate 60 days in any 12-month period, Artisoft will be required to pay each investor in the financing liquidated damages in an amount equal to 1% of the aggregate purchase price paid by the investor under the purchase agreement (not to exceed 9% of such purchase price, in the aggregate). At this date it is likely that Artisoft will be required to pay some amount of liquidated damages, since the registration will not be effective by March 31, 2005. Commencing on April, 2005, the expense expected from each month of delay in achieving effective registration of the shares is $275,000 per month. Artisoft has also made other customary agreements regarding this registration, including matters relating to indemnification; maintenance of the registration statement; payment of expenses; and compliance with state “blue sky” laws.

Artisoft also agreed to several negative covenants under the stock purchase agreement. Artisoft’s negative covenants relate to obligations not to, without the prior consent of M/C Venture Partners, enter into a transaction involving a change in control of Artisoft; incur indebtedness in excess of $3.0 million; create any security with an equity component unless that security is junior to the common stock or, subject to specified exceptions, issue any equity securities; transfer its intellectual property; repurchase, redeem or pay dividends on any shares of capital stock (subject to limited exceptions); grant stock options that are not authorized by a vote of the board of directors or its compensation committee; liquidate or dissolve; change the size of Artisoft’s board of directors; amend Artisoft’s certificate of incorporation or bylaws; change the nature of Artisoft’s business; or alter the voting rights of shares of Artisoft’s capital stock in a disparate manner. The Company believes that it is in compliance with all covenants other than the registration covenant described above.

As a result of the sale of common stock under the stock purchase agreement, the exercise price of all of the warrants to purchase an aggregate of 466,664 shares of common stock issued in Artisoft’s 2001 financing and all of the warrants to purchase an aggregate of 2,627,002 shares of common stock issued in Artisoft’s 2003 financing was reduced to $1.1386 per share pursuant to the terms of those warrants. Immediately prior to the sale of common stock under the purchase agreement, the exercise price of the warrants issued in 2001 was $1.50 per share, and the exercise price of the warrants issued in 2003 was $1.88 per share. The reduction of the exercise price of these warrants resulted in the recording of a non-cash deemed dividend equal to approximately $1.5 million in the first quarter of fiscal 2005. Additionally, under a consent, amendment and waiver agreement, all warrants issued in the 2001 and 2003 financings were amended to delete the price protection provisions of those warrants. Therefore, as so amended, the per share exercise price of those warrants will no longer be subject to adjustment in the event of sales of securities by Artisoft, except for customary adjustments for stock splits, dividends, recapitalizations and other organic changes. On September 28, 2004 the Company completed the acquisition of the business operations of Vertical Networks. The transaction was structured such that the Company acquired substantially all the assets and assumed certain liabilities of VNI. The results of VNI operations have been included in the consolidated financial statements of the Company beginning on September 28, 2004. The aggregate purchase price was $13.5 million, including $1 million that was placed in escrow for a period of one year to secure certain VNI representations and warranties. This $1 million has been excluded from the purchase price in the table below and will be recorded if and when it is released from escrow. Additionally, a payment of another $5.5 million may be required in the event of future revenues related to software product sales to one customer are realized. This amount has also been excluded from the purchase price in the table below and will be recorded if and when the contingency is resolved.

The following table represents the estimated allocation of the purchase price for our acquisition of Vertical Networks over the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. Artisoft is still in the process of assembling the information necessary for it to finalize the allocation of the total purchase price and has obtained supporting third party valuations of any tangible and intangible assets, assumed liabilities and acquired deferred revenue. Thus, the allocation of the purchase price may change upon completion of this assessment process.

Estimated Values at September 28, 2004 (millions)
Cash	$0.3
Accounts Receivable net	$3.6
Inventory net	$1.0
Other Current Assets	$0.4
Property and Equipment	$0.4
Intangible assets	$4.3
Goodwill	$12.9

Total assets acquired	$22.9

Accounts Payable	$4.8
Accrued Expenses	$2.7
Other Current Liabilities	$0.3
Deferred Revenue	$2.6

Total liabilities assumed	$10.4

Net assets acquired	$12.5

The estimated values of current assets and liabilities were based upon their historical costs in the hands of the seller on the date of acquisition due to their short-term nature. Property and equipment was also estimated based upon its historical cost as there was no appreciated real estate and the historical costs of the office equipment, furniture and machinery most closely approximated fair value. This amount may be adjusted subsequently when we complete our assessment of the property and equipment that will be utilized in the combined operations and those that will be disposed. The estimated value of deferred revenue was based upon the guidance in EITF 01-03, Accounting in a Business Combination for Deferred Revenue of an Acquiree, and was calculated as the estimated cost for the Company to fulfill the contractual obligations acquired under various customer contracts plus a fair value profit margin. Additionally, of the total acquired deferred revenue, only approximately $0.8 million will result in future cash flows as the majority of these contracts were prepaid when consummated in the pre-acquisition period. The excess purchase price was allocated to goodwill based upon the following factors: the value acquired in the form of additional scale and economies of scale resulting from the size of the combined entity, and the value of the assembled workforce, especially the engineering and sales talent personnel who have continued as part of the acquired operation. The benefits of added scale and the economics resulting therefrom was a primary reason for the acquisition, along with the talents of the acquired personnel and the ability to leverage existing, owned technology over the acquired products.

The following pro forma unaudited condensed financial information gives effect to Artisoft’s acquisition of Vertical Networks as if it had occurred on July 1, of each period presented. The following information is based on historical results of operations of Artisoft for the three months and six months ended December 31, 2004 and 2003 and of Vertical Networks for the same historical period. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the future financial position or future results of operations of the consolidated company that would have actually occurred had the acquisition of Vertical Networks been effected as of July 1 for each period presented.

		Three Months Ended December 31, 2003
	Three Months Ended December 31, 2004 Combined	Artisoft	Vertical Networks	Pro Forma Adjustment	Combined Pro Forma as Adjusted
Net product revenue	4,668	1,970	8,592	(3,719)	6,843
Net (loss)/income after income tax	(3,170)	(990)	1,679	(2,043)	(1,354)
(Loss)/income applicable to common stock	(3,170)	(990)	1,679	(2,043)	(1,354)
Loss applicable to common stock – Basic and Diluted	(0.09)	(0.27)			(0.37)

	Six Months Ended December 31, 2004				Six Months Ended December 31, 2003
	Artisoft	Vertical Networks	Pro Forma Adjustments	Pro Forma as Adjusted	Artisoft	Vertical Networks	Pro Forma Adjustment	Pro Forma as Adjusted
Net product revenue	7,602	3,923	(447)	11,078	3,937	16,618	(9,590)	10,966
Net (loss)/income after income tax	(4,576)	(1,181)	(602)	(6,359)	(1,980)	1,309	(5,410)	(6,081)
(Loss)/income applicable to common stock	(6,044)	(1,181)	(602)	(7,827)	(5,077)	1,309	(5,410)	(9,178)
Loss applicable to common stock – Basic and Diluted	(0.31)	(0.25)		(0.40)	(1.49)			(2.69)

The following adjustments have been reflected in the above pro forma condensed financial information:

(a) To adjust Vertical’s historical reported revenues from the sale of telephone systems (“systems”) to the amount that would have been reported under Artisoft’s revenue recognition policy. In 2002 and 2003, Vertical entered into multiple element arrangements consisting of an extended warranty arrangement, software license agreements with rights for updates and upgrades on a when and if available basis and an agreement to specify pricing of uncommitted future telephone systems. Under Vertical’s policy, the extended warranty and software license arrangements were recognized over the term of the arrangements. The telephone system pricing agreement was assessed for significant and incremental discounts and future telephone systems were recognized upon shipment if all other revenue recognition criteria of SAB 104 had been met.

However, under Artisoft’s revenue recognition policy, the software license agreement for the telephone systems’ core software that provides when and if available updates and upgrades (“extended software support arrangement”) and the telephone system sales are considered multiple element arrangements. The extended software support agreement would apply to all previous and future system sales. As Vertical had not historically sold extended software support separately to other customers or on a renewal basis, sufficient vendor-specific objective evidence of fair value does not exist to allocate the arrangement fee to the systems and the extended software support arrangement. Accordingly, the fee for previous and future system sales considered to be part of a multiple element arrangement, or combined unit of accounting, with the extended software support arrangement is recognized ratably over the term of the extended software support arrangement along with the extended support fee and related costs of these sales. The pro forma adjustment reduces revenues and net income (loss) to the amount that would have been recognized under Artisoft’s policy in order to provide a better indication of what the results of operations would have been had the transaction occurred at the beginning of the period presented. For historical reporting purposes the deferred revenue and related deferred costs which are approximately $5.4 million and $3.3 million respectively at December 31, 2004 will be amortized over a period of up to seventeen quarters or four years and three months.

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

The value of intangible assets acquired as part of the acquisition of Vertical Networks was based upon an independent valuation of those assets. Three amortizable intangible assets were identified: existing technology, existing customer contracts, and other anticipated revenue from existing customers. The total amortizable intangible assets value was determined to be $4.3 million, and each of the three elements of the intangible assets were determined to have a 5 year life. Accordingly, these intangible assets will be amortized over a 5 year period starting September 28, 2004. The pro-forma adjustment reflects this amortization over the periods presented.

(c) An income tax expense has been recorded on the goodwill valuation of $12.9 million over a 15 year life. All periods presented include this tax charge.

(5) LIQUIDITY The Company has incurred losses and negative cash flows from operations in every fiscal period since 1996 and has an accumulated deficit, including non-cash equity charges, of $48 million as of December 31, 2004. For the six months ended December 31, 2004 the Company incurred a net loss of approximately $4.6 million, which includes negative cash flows from operations of approximately $5.8 million. Management expects that operating losses and negative cash flows will continue in the near future and anticipates that losses will increase somewhat from current levels as a result of the cost of absorbing the operations acquired from Vertical Networks on September 28, 2004. The Company anticipates that it, with available cash of $8.3 million at December 31, 2004 combined with increased revenues and cash-flows, will meet its anticipated cash requirements during and through our fiscal 2005 year. The Company expects to increase its revenue and cash flows in the foreseeable future as the result of the acquisition of the InstantOffice product line and its resellers and systems integrators.

There can be no assurance that the available cash and increased revenues will be sufficient to meet the Company’s cash requirements. If the Company is unable to satisfy such cash requirements from these sources, the Company’s ability to continue as a going concern and to achieve its intended business objectives could be adversely affected. In such case, the Company could be required to adopt one or more alternatives, such as reducing or delaying marketing and promotional activities, reducing or delaying capital expenditures, developing restructuring plans to reduce discretionary costs deemed nonessential, and selling additional shares of the Company’s capital stock. Additionally, changes in circumstances could necessitate that the Company seek additional debt or equity capital. There can be no assurance that any such additional financing will be available when needed or on acceptable terms to allow the Company to successfully achieve its operating plan or fund future investment in its TeleVantage and InstantOffice product lines.

(6) PREFERRED STOCK

Prior to September 28, 2004, the Company had authorized 11,433,600 shares of preferred stock par value $1.00 per share, of which 5,427,002 shares had been issued as of June 30, 2004. On December 6, 1994, the Board of Directors of the Company authorized the designation and reservation of 50,000 shares of preferred stock as “Series A Participating Preferred Stock” subject to a Rights Agreement dated December 23, 1994. The reserved shares were to be automatically adjusted to reserve such number of shares as may be required in accordance with the provisions of the Series A Participating Preferred Stock and the Rights Agreement. The Rights Agreement was to expire in December 2004. In connection with the issuance of the series B preferred stock in 2001, the Company’s Board of Directors terminated the Rights Agreement effective December 31, 2001.

2001 Financing Series B Preferred Stock. In August and November 2001, Artisoft issued and sold an aggregate of 2,800,000 shares of its series B convertible preferred stock to investors in a private placement at a per share price equal to $2.50. The investors also received warrants to purchase up to 466,666 shares of Artisoft’s common stock at an initial per share exercise price equal to $1.50. Gross proceeds from the financing were $7.0 million.

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

The closing of the issuance and sale of shares of common stock in the September 2002 financing resulted in anti-dilution adjustments to the series B preferred stock and the warrants issued in Artisoft’s 2001 financing. As a result of these anti-dilution adjustments, each share of series B preferred stock was convertible into approximately 2.38 shares of common stock. Prior to the issuance and sale of shares of common stock under this agreement each share of series B preferred stock was convertible into one share of common stock. In addition, the per share exercise price of each warrant was reduced from $3.75 to $1.05. These adjustments resulted in a significant increase in potential common shares outstanding. Prior to the September 2004 financing, the remaining outstanding series B preferred stock was converted into common stock at a rate of approximately 1.22 shares of common stock for each share of series B preferred stock.

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

(7) GUARANTEES

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

(8) COMPUTATION OF NET LOSS PER SHARE

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Antidilutive potential common shares excluded from net loss per share (thousands)	3,721	9,488	6,597	6,575

(9) INVENTORIES

Inventories at December 31, 2004 and June 30, 2004 consist of the following (in thousands):

	December 31, 2004	June 30, 2004
Raw Materials	$60	$4
Finished Goods	$1,269	$11

	$1,329	$15

The aforementioned acquisition of Vertical Networks Inc. is the reason for the substantial increase in inventory.

Item 2.—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with the consolidated financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q. This item, including, without limitation, the information set forth under the heading “Future Results”, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. Actual results may differ materially from those included in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth under “Risk Factors” commencing on page 19, as well as those otherwise discussed in this section and elsewhere in this quarterly report on Form 10-Q. See “Forward-Looking Statements”.

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Areas where significant judgments are made include, but are not limited to revenue recognition and values attributed to the assets and liabilities acquired pertaining to the acquisition of Vertical Networks. The estimated values of current assets and liabilities were based upon their historical costs in the hands of the seller on the date of acquisition due to their short-term nature. Property and equipment was also estimated based upon its historical cost as there was no appreciated real estate and the historical costs of the office equipment, furniture and machinery most closely approximated fair value. This amount may be adjusted subsequently when we complete our assessment of the property and equipment that will be utilized in the combined operations and those that will be disposed. The estimated value of deferred revenue was based upon the guidance in EITF 01-03, Accounting in a Business Combination for Deferred Revenue of an Acquiree, and was calculated as the estimated cost for the Company to fulfill the contractual obligations acquired under various customer contracts plus a fair value profit margin, which was based upon an independent valuation. Intangible assets totalling $4.3 million were identified and valued based upon our independent valuation. These assets consist primarily of customer contracts, customer relationship and acquired technology. The excess purchase price of $12.9 million was allocated to goodwill based upon the value acquired in the form of additional scale and economies of scale resulting from the size of the combined entity, and the value of the assembled workforce, especially the engineering and sales talent personnel who have continued as part of the acquired operation.

Actual results could differ materially from any one or all of these estimates discussed above. For a more detailed explanation of the judgments made in these areas, please refer to our annual report on Form 10-K for the year ended June 30, 2004, as filed with the Securities and Exchange Commission on October 13, 2004.

Summary

The following is a summary of the areas that management believes are important in understanding the results of the fiscal quarter and six months ended December 31, 2004. This summary is not a substitute for the detail provided in the following pages or for the consolidated financial statements and notes that appear elsewhere in this document.

We have two families of products:

•	TeleVantage, a software-based phone system that runs on a Windows server platform and Intel communications hardware, TeleVantage has an optional Call Center module, and add-ons, such as TeleVantage Conference Manager, TeleVantage Call Center Scoreboard, TeleVantage Call Classifier, TeleVantage Smart Dialer and TeleVantage Persistent Pager and TeleVantage Enterprise Manager. All modules are fully integrated.

•	InstantOffice, a software based phone system that runs on a Windows server platform and proprietary hardware. InstantOffice also supports software applications such as custom IVR applications, and telecommunications network management applications including MultiSite Manager and MultiSite Reporter which facilitate remote management of large networks of InstantOffice installations.

We sell our products through distributors, resellers and system integrators such as Paracon, AT&T, Fujitsu and IBM. We engage in alliances with systems integrators and other technology vendors to assist us in selling and marketing our products. Most of our customers use resellers or systems integrators to implement our products, and these resellers and systems integrators can significantly influence our customers’ purchasing decisions.

Revenues

Generally: We derive revenues from product revenue, which primarily consists of software and includes related hardware in some cases.

Most of our products from both product families are sold with perpetual licenses and some are also sold with maintenance contracts. Typically, these are sold on an annual basis. As the maintenance contracts near expirations, we contact customers or our resellers contact them to renew their contracts as applicable. We typically provide limited warranty on hardware when it is sold in conjunction with our software, and occasionally sell extended warranties to customers.

The timing and amount of our net revenues has been, and is expected to continue to be, influenced by a number of factors, including the following:

•	Product design, including our software and our bundled hardware and services where applicable;

•	The demand for our current products;

•	Acquisitions made by us, such as the acquisition of Vertical Networks;

•	The length of our sales cycle; and

•	Budgeting cycles of our customers.

For the quarter and six months ended December 31, 2004, Artisoft had total net revenue of approximately $4.7 million and $7.6 million compared to total net revenue for the same period in fiscal year 2003 of approximately $2.0 million and $3.9 million. The increase of approximately $2.7 million and $3.7 million in revenue from year to year is mostly attributable to the acquisition of Vertical Networks, which was completed on September 28, 2004. Our results include a full quarter of revenue and expenses for the three months ending December 31, 2004 related to Vertical Networks. We expect revenues to increase in the fiscal year ending June 30, 2005, largely, as a result of the acquisition of Vertical Networks, Inc.

Sales by Geography: We sell our products in North America (U.S. and Canada); EMEA (Europe, Middle East, Africa) and LA/AP (Latin America and Asia Pacific). For the quarter ended December 31, 2004, 7.8% of our net revenue (or $0.4 million) was generated outside of North America. We anticipate that as we increase our investment in sales and marketing, particularly in EMEA, net revenues generated outside North America will increase as a percentage of total revenues because we expect our market share in EMEA to increase more rapidly than our market share in North America.

Cost of Sales

Cost of sales is generally comprised of royalties paid to software developers and the cost of hardware produced for us by contract manufacturers or purchased by us for resale to our customers.

Gross margins for the quarter and six months ended December 31, 2004 decreased to 80.0% and 82.9%, compared to 97.6% and 97.3% in the same periods in the prior fiscal year. This decrease was primarily the result of the cost of hardware included in the net revenue. The cost of goods for InstantOffice products, which were acquired from Vertical Networks, includes several elements of telecommunication hardware, both of its own design and the design of third parties, which is all manufactured by third parties. The Company expects over time, to decrease its sales of these hardware products and believes this will contribute to an increase in the Company’s gross margins.

Operating Expenses

Our operating expenses are comprised of:

•	Sales and marketing costs, which consist primarily of salaries and employee benefits for sales and marketing employees, travel and marketing programs

•	Product development costs, which consist primarily of salaries and employee benefits for engineering and technical personnel

•	General and administrative expenses, which generally represent salaries and employee benefits costs of corporate, finance, human resource and administrative personnel, as well as professional fees, insurance costs, consulting fees and administrative expenses.

•	Amortization of intangible assets acquired from Vertical Networks, Inc.

Operating expenses for the quarter ended December 31, 2004 increased approximately 134.6%, compared to the same period in the prior fiscal year.

Sales and marketing expenses increased by 140.0%, compared to the same period in the prior fiscal year, due to costs associated with an increase in personnel in the sales and marketing organization resulting from the acquisition of Vertical Networks’ sales and marketing operations.

Expenses in product development increased by 157% during the quarter ended December 31, 2004 compared to the same period in the prior fiscal year. This increase reflects an increase in expenses due to increased development costs resulting from the acquisition of Vertical Networks’ product development operations.

General and administrative expenses increased approximately 76% compared to the same period in the prior fiscal year. This increase reflects an increase in expenses due to additional G&A costs resulting from the acquisition of Vertical Networks’ operations.

We expect operating expenses in all areas to increase slightly in the third quarter of fiscal year 2005 from second quarter levels. The Company also expects operating expenses to increase for the balance of fiscal year 2005. These expected increases are as a result of the acquisition of Vertical Networks operations. However, the Company believes that it will be able to reduce some of these additional operating expenses over time as redundant operations are eliminated and overhead cost elements are reduced.

Results of Operations

Principal Factors; Outlook

Our operating performance for the three and six months ended December 31, 2004 was mixed when compared to the same periods of 2003. Our revenues increased significantly as a result of increased sales of our TeleVantage product and the acquisition of the Instant Office product line. Our earnings for both the three and six months, however, declined significantly when compared to the same periods of 2003. Though not establishing a trend, the principal factors affecting this change were:

•	The deferral of $5.4 million of revenue, and $3.3 million of cost of sale relating to product sales linked to support contracts acquired from Vertical Networks, Inc., which resulted in the deferral of $2.1 million of gross profit and earnings;

•	Decrease in gross margins by 17% from 97% to 80% as a result of the inclusion of hardware in the sales of products acquired from Vertical Networks, Inc.; and

•	Increased operating expenses $2.6 million related to the acquired operations of Vertical Networks, Inc.

We anticipate that the deferral of revenue, gross profit and earnings related to support contracts acquired from Vertical Networks, Inc. will decrease in both absolute dollars and as a percentage of revenue over time. We also anticipate that both cost of goods and operating expenses will decrease as a percentage of revenue. Accordingly, we anticipate that our operations will improve during the balance of the fiscal year ending June 30, 2005.

Net Product Revenue

Net product revenue was $4.7 million and $7.6 million for the quarter and six months ended December 31, 2004, representing an increase of 137% and 93.1%, from $2.0 million and $3.9 million for the same fiscal periods from prior year.

We distribute our products both domestically and internationally. International product revenue was $.4 million, or 7.8% of total revenue, for the quarter ended December 31, 2004 and $.3 million, or 13% of total revenue, for the quarter ended December 31, 2003.

International product revenue for the six months ended December 31, 2004 was $.7 million, or 9.4% of total revenue, for the six months ended December 31, 2004 and $.6 million, or 16% of total revenue, for the six months ended December 31, 2003.

In January 2000, Artisoft entered into an OEM and Reseller Agreement with Toshiba. Also in January 2000, Artisoft entered into an agreement with Toshiba under which Toshiba acquired 16,666 shares of Artisoft common stock at a price of $41.964 per share and was issued warrants for an additional 8,333 shares of Artisoft common stock at an exercise price of $41.964 per share. The fair market value of the Artisoft common stock on the date of execution of the definitive agreement was $129. The difference between the issuance price and fair market value of the Artisoft common stock, and the fair value of the warrants (which were valued based upon the Black Scholes Options Pricing Model) amounted to $2.3 million. Artisoft determined that the $2.3 million charge should be deferred within equity as “Deferred Toshiba Equity Costs” with an offsetting increase to additional paid-in capital and should be amortized as a reduction of product revenue in proportion to revenue recognized relating to the OEM and reseller agreement. Each quarter, as revenue from Toshiba OEM sales are recognized, the balance of Deferred Toshiba Equity Costs are reduced by an amount equal to 45.79% of Toshiba OEM sales, while revenues are reduced by the same amount. For the quarters ended December 31, 2004 and December 31, 2003 net product revenue was reduced by amortization of Deferred Toshiba Equity Costs of $0.1 million and $0.05 million.

    Gross Profit (in thousands, except percentages)

	Three Months Ended		Change	Six Months Ended
	December 31, 2004	December 31, 2003		December 31, 2004	December 31, 2003
Gross Profit	3,734	1,923	1,811	6,303	3,832	2,471
% of Net Revenue	80.0%	97.6%		82.9%	97.3%

The decrease in gross profit as a percentage of net revenue for the quarter and six months ended December 31, 2004, compared to the corresponding period ended December 31, 2003, was due primarily to the addition of revenue from InstantOffice sales. InstantOffice revenue includes the resale of hardware products manufactured by third parties.

    Operating Expenses (in thousands, except percentages)

	Three Months Ended		Change	Six Months Ended		Change
	December 31, 2004	December 31, 2003		December 31, 2004	December 31, 2003
Sales and Marketing	3,154	1,314	140%	4,952	2,663	86%
% of Net Revenue	68%	67%		65%	68%

Product Development	2,057	800	157%	2,930	1,581	85%
% of Net Revenue	44%	41%		39%	40%

General and Administrative	1,410	803	76%	2,712	1,577	72%
% of Net Revenue	30%	41%		36%	40%

Total Operating Expenses (including Amortization of intangibles)	6,843	2,917	135%	10,816	5,821	86%
% of Net Revenue	147%	148%		142%	148%

    Sales and Marketing

The increase in sales and marketing expenses in aggregate dollars for the three month ended December 31, 2004 compared to the corresponding period ended December 31, 2003 was due primarily to an increase in payroll and related expenses for the additional 19 personnel for InstantOffice in sales and marketing following the acquisition. Acquired operations added $1.1 million in spending. The balance of the increase for the period related to increased payroll and related expenses associated with increased sales activity. The Company employed 66 sales and marketing personnel at December 31, 2004. The Company employed 35 sales and marketing personnel at December 31, 2003.

The increase in sales and marketing expenses in aggregate dollars for the six months ended December 31, 2004 compared to the corresponding period ended December 31, 2003 was due primarily to an increase in payroll and related expenses for the additional 19 personnel for InstantOffice in sales and marketing following the acquisition. The decrease in Sales and Marketing costs as a percentage of revenue for the six months ended December 31, 2004 compared to the corresponding period ended December 31, 2003 was due to the aggregate increase in revenue from the Vertical Network product, InstantOffice.

    Product Development

The increase in product development expenses as a percentage of total revenue for the quarter ended December 31, 2004, compared to the corresponding period ended December 31, 2003, was due primarily to the acquisition of the operations of Vertical Networks. Product development expense grew 157% from December, 2003 to December, 2004. The increase in product development expenses, during the quarter ended December 31, 2004, compared to the quarter ended December 31, 2003, was driven by increased payroll expenses and employee related costs. Acquired operations added $1.1 million in spending to product development during the period. The Company employed 64 product development personnel at December, 2004. The Company employed 27 product development personnel at December 31, 2003.

The increase in product development expenses in aggregate dollars for the six months ended December 31, 2004 compared to the corresponding period ended December 31, 2003 was due primarily to an increase in payroll and related expenses for the additional 37 personnel for

InstantOffice in product development following the acquisition. The additional personnel will primarily be developing the InstantOffice product. Acquired operations added $1.2 million in spending to product development. The decrease in Product Development costs as a percentage of revenue for the six months ended December 31, 2004 compared to the corresponding period ended December 31, 2003 was due to the aggregate increase in revenue from the Vertical Networks product, InstantOffice.

    General and Administrative

The increase in General and Administrative expenses for the quarter ended December 31, 2004, compared to the corresponding period ended December 31, 2003, was due primarily to the acquisition of the operations of Vertical Networks. Acquired operations added $0.3 million in operating expenses. Acquisition expenses added an additional $0.2 million. General and Administrative expense grew 76% from December, 2003 to December, 2004. The increase in general and administrative expenses, during the quarter ended December 31, 2004, compared to the quarter ended December 31, 2003, was driven by increased payroll expenses and employee related costs. The Company employed 20 product development personnel at December, 2004. The Company employed 10 product development personnel at December 31, 2003.

The increase in General and Administrative expenses in aggregate dollars for the six month ended December 31, 2004 compared to the corresponding period ended December 31, 2003 was due primarily to an increase in payroll and related expenses for the additional 10 personnel for InstantOffice in general and administrative following the acquisition, along with acquisition related expenses. Acquired operations added $0.4 million, and acquisition related expenses added an additional $0.7 million in operating expense. The decrease in General and Administrative costs as a percentage of revenue for the three and six month periods ended December 31, 2004 compared to the corresponding periods ended December 31, 2003 was due to the aggregate increase in revenue from the Vertical Network product, InstantOffice.

    Financial Condition, Liquidity And Capital Resources (in thousands)

	Positions at		Change
	December 31, 2004	June 30, 2004
Cash and cash equivalents	8,280	2,747	5,533
Working capital (excl. restricted cash)	5,888	(110)	5,998

	Six Months Ended December 31, 2004	Six Months Ended December 31, 2003	Difference
Cash used in operating activities	5,755	2,124	3,631
Cash used in investing activities	14,953	88	14,865
Cash provided by financing activities	26,241	3,369	22,872

To date, our primary source of liquidity has primary been private sales of common and preferred stock. The company does not currently have any credit facility established and does not hold any financing debt.

We believe that our cash resources are adequate to meet our short term requirements. In the longer term, we believe that revenues will increase and after taking into account the anticipated elimination of redundant operations and the reduction of overhead cost elements following our acquisition of Vertical Networks (which initiatives we may not successfully implement and the result, which may not be as significant as we expect) that operating expenses will decrease as a percentage of net revenue, thereby reducing future operating losses. However, the rate at which these revenues may increase will be highly dependent on, among other things, the overall telecommunications industry capital-spending environment, the rate of market acceptance of the TeleVantage and InstantOffice products and the success of our strategic relationships including those with IBM, AT&T and Toshiba. See “Risk Factors” below.

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

We used cash of $5.8 million to fund operating activities during the six months ended December 31, 2004. The cash used in operating activities was due primarily to a net loss of $4.6 million, offset by depreciation and amortization of $.5 million, and amortization of deferred Toshiba equity costs of $.2 million, and $.1 million relating to a non-cash reserve charge. At December 31, 2004, compared to at June 30, 2004, trade receivables increased by $3.2 million, inventory increased by $.3 million and note payable decreased by $.3 million. These were offset by a reduction in prepaid expenses of $.3 million and an increase in deferred revenue of $1.7 million after deducting the increase in related deferred costs.

Working capital, consisting of total current assets minus current liabilities, was $6.9 million at December 31, 2004, and includes $1.0 million of restricted cash relating to the acquisition of Vertical Networks that was paid at closing and is held in escrow to secure Vertical Networks’ indemnification obligations to Artisoft. This compared to a working capital deficit of $(.1) million at June 30, 2004, representing an increase of $7 million. The increase in working capital at December 31, 2004 reflects an increase of $5.5 million in cash and cash equivalents. The increase in cash and cash equivalents of approximately $5.5 million was primarily a result of our receipt of $26.2 million net of transaction costs, from the sale of common stock in our September 2004 financing, less $15 million used in investing activities primarily for the acquisition of Vertical Networks. Working capital also increased due to increases of $6.7 million in trade receivables, $1.3 in inventory and $.8 million in deferred costs relating to revenue that is deferred. Increases in working capital were offset by an increase of $4.8 million in accounts payable, $2.0 million in deferred revenue and $1.7 million in accrued liabilities.

The Company leases office, product packaging, storage space and equipment under noncancelable operating lease agreements expiring through 2005. The table below also includes those contractual payments acquired on the acquisition of Vertical Networks on September 28, 2004.

	Payment due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	997,000	997,000	—	—	—
Royalty Agreements	600,000	480,000	120,000	—	—

Total	1,597,000	1,477,000	120,000	—	—

On September 28, 2004, Artisoft completed the acquisition of substantially all of the assets of Vertical Networks, a leading provider of distributed IP-PBX software and communications solutions to large enterprises, other than patents and patent rights, pursuant to the terms of an asset purchase agreement entered into on September 23, 2004. Artisoft has also received a patent license for the use of all of Vertical Networks’ patents and patent applications other than Vertical Networks’ rights under specified patents that do not relate to the business purchased by Artisoft. In addition, Artisoft assumed specified liabilities of Vertical Networks.

The purchase price for Vertical Networks consisted of: $13.5 million in cash, paid at closing except for $1.0 million held in escrow to secure Vertical Networks’ indemnification obligations to Artisoft, the assumption of most liabilities of Vertical Networks and up to $5.5 million in cash payable under an earn-out provision in an amount equal to the first $5.5 million of non-refundable software license revenues received in cash by Artisoft from CVS/pharmacy, Inc. with respect to various types of Vertical Networks software to be used by CVS in connection with a rapid prescription refill project that it plans to roll out to its stores and other projects.

The acquisition was financed with a portion of the proceeds from a $27.5 million common stock financing also completed on September 28, 2004 and shortly thereafter, pursuant to which Artisoft sold a total 24,159,468 shares of its common stock at a per share purchase price of $1.1386 to several investors, including M/C Venture Partners. In connection with, or prior to the financing, the holders of all shares of Artisoft’s preferred stock converted those shares into common stock. Following the issuance and sale of common stock in the financing and the conversions of Artisoft’s preferred stock to common stock, M/C Venture Partners is now the largest beneficial holder of Artisoft’s common stock, with a 51.69% beneficial ownership interest.

Artisoft is required to register, under the Securities Act of 1933, the shares issued and sold under the stock purchase agreement for resale by the investors. Artisoft agreed to file with the Securities and Exchange Commission the registration statement with respect to this registration by November 12, 2004 and to use its best efforts to cause the registration statement to become effective on or before December 31, 2004. Artisoft has not yet filed the registration statement. If the registration statement is not declared effective by the SEC on or prior to March 31, 2005 or if the registration statement, after being declared effective, ceases to be effective and available for any continuous period that exceeds 30 days or for one or more periods that exceed in the aggregate 60 days in any 12-month period, Artisoft will be required to pay each investor in the financing liquidated damages in an amount equal to 1% of the aggregate purchase price paid by the investor under the purchase agreement (not to exceed 9% of such purchase price, in the aggregate). At this date it is likely that Artisoft will be required to pay some amount of liquidated damages, since the registration will not be effective by March 31, 2005. The estimated monthly cost for each month of delay in the effectiveness of the registration is $273,000. Artisoft has also made other customary agreements regarding this registration, including matters relating to indemnification; maintenance of the registration statement; payment of expenses; and compliance with state “blue sky” laws.

Artisoft also agreed to several negative covenants under the stock purchase agreement. Artisoft’s negative covenants relate to obligations not to, without the prior consent of M/C Venture Partners, enter into a transaction involving a change in control of Artisoft; incur indebtedness in excess of $3.0 million; create any security with an equity component unless that security is junior to the common stock or, subject to specified exceptions, issue any equity securities; transfer its intellectual property; repurchase, redeem or pay dividends on any shares of capital stock (subject to limited exceptions); grant stock options that are not authorized by a vote of the board of directors or its compensation committee; liquidate or dissolve; change the size of Artisoft’s board of directors; amend Artisoft’s certificate of incorporation or bylaws; change the nature of Artisoft’s business; or alter the voting rights of shares of Artisoft’s capital stock in a disparate manner.

As a result of the sale of common stock under the stock purchase agreement, the exercise price of all of the warrants to purchase an aggregate of 466,664 shares of common stock issued in Artisoft’s 2001 financing and all of the warrants to purchase an aggregate of 2,627,002 shares of common stock issued in Artisoft’s 2003 financing was reduced to $1.1386 per share pursuant to the terms of those warrants. Immediately prior to the sale of common stock under the purchase agreement, the exercise price of the warrants issued in 2001 was $1.50 per share, and the exercise price of the warrants issued in 2003 was $1.88 per share. The reduction of the exercise price of these warrants resulted in the recording of a non-cash deemed dividend equal to approximately $1.5 million in the first quarter of fiscal 2005.

Our common stock trades on the over-the-counter electronic bulletin board, also referred to as the OTCBB. The listing of our common stock on the OTCBB may reduce the price of our common stock and the levels of liquidity available to our stockholders. In addition, the listing of our common stock on the OTCBB could materially adversely affect our access to the capital markets, and the limited liquidity and reduced price of our common stock could materially adversely affect our ability to raise capital through alternative financing sources on terms acceptable to us or at all. Our listing on the OTCBB may have other negative implications, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and fewer business development opportunities.

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

We had operating losses for the quarter ended December 31, 2004 and in each of the last eleven fiscal years. We also had negative cash flow from operating activities in the quarter ended December 31, 2004 and in six out of the last ten fiscal years. If our revenues do not increase significantly, without a corresponding increase in expenses, we may never achieve profitability, on a sustained basis or at all, or generate positive cash flow in the future. In that case our business will fail. We expect to incur significant future operating losses and negative cash flows. Vertical Networks, Inc. also incurred operating losses in each of its last three fiscal years, and had negative cash flow from operating activities many of which were acquired when the Company acquired most of the assets of Vertical Networks. The operations acquired from Vertical Networks may not consistently generate profits or positive cash flow.

Failure to successfully integrate the acquired operations of Vertical Networks could have a material adverse effect on our combined operations.

Our decision to acquire the operations of Vertical Networks was based in part, from our belief in the growth opportunities and cost savings we hope to achieve from the integration of Vertical Networks’ operations into our operations and our plans to expand our product offerings to our customers and future customers. Our success in realizing these and other anticipated benefits could be adversely affected by a number of factors, many of which are outside our control. These factors include:

•	difficulties or unexpected costs in integrating the existing operations of Vertical Networks with our own, including information systems, networks and administrative functions;

•	difficulties in reconciling our accounting processes and reporting controls with those of Vertical Networks, including, without limitation, policies regarding revenue recognition; and

•	difficulties integrating the development, marketing and sales of Vertical Networks’ server-based phone system, InstantOffice, with our own software-based phone system, TeleVantage.

Failure to successfully, integrate our business with the acquired operations of Vertical Networks may adversely affect our relationships with, among others, Toshiba, CVS Pharmacy, Inc. and Staples, Inc. or otherwise adversely affect our existing business. We may not realize the anticipated benefits from the acquisition of Vertical Networks.

Our revenues will be primarily generated through the sales of only two product lines.

Our future revenues will be derived from the sales of only two product lines, TeleVantage and InstantOffice. These products are relatively new in the emerging market for software-based and server-based phone systems, respectively, and it is difficult to predict when or if sales of TeleVantage and InstantOffice will increase substantially or at all. We cannot assure you that these or any new products, if any, will meet with market acceptance. Furthermore, we cannot assure you that we will be in a position to become competitive with only two product lines. Failure to identify and develop a commercially viable number of products lines that are sought by the market could adversely affect our growth opportunities and, ultimately, our viability. Because we do not have a diverse product offering that would enable us to sustain our business while seeking to develop new types of products, our business may not be able to recover if we experience a steep decline in demand for either of our two current product offerings.

We may experience difficulties marketing our products to a new customer segment represented by large enterprise customers.

With the acquisition of Vertical Networks, we now market a significant amount of products, primarily InstantOffice and its family of products, to several large enterprise customers, including CVS and Staples. We have little experience marketing our products to, or establishing and maintaining customer relationships with, such large enterprise customers. If we are unable to maintain what are essentially new customers, it would likely result in a decline in sales of InstantOffice, which would likely have a material adverse effect on our ability to separate revenues. If we are unable to add additional large enterprise customers, we may have difficulty in our efforts to increase our revenues and achieve profitability.

We may need additional working capital, the lack of which would likely have a significant negative impact on our current level of operations.

We may need additional capital in the future to fund our operations, finance investments in product development and corporate infrastructure, expand in our various geographic markets and respond to competitive pressures and opportunities for growth. Failure to obtain additional funding could prevent us from making expenditures that are needed to allow us to grow or maintain our operations. We do not currently have any lending arrangements with any banks or other third parties, nor do we have any commitments to obtain such an arrangement. We cannot assure you that additional financing will be available on favorable terms, or at all. If funds are not available when required for our working capital needs or other transactions, our ability to carry out our business plan could be adversely affected, and we may be required to scale back our growth and operations to reflect the extent of available funding. If we are able to arrange for credit facilities from lenders, the debt instruments are likely to include limitations on our ability to incur other indebtedness, to pay dividends, to create liens, to sell or purchase our capital stock, to sell assets or to make acquisitions or enter into other transactions. Such restrictions may adversely affect our ability to finance our future operations or capital needs or to engage in other business activities. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our stockholders will be reduced. These securities would likely have rights, preferences or privileges senior to those of our common stockholders. In addition, we may seek to obtain a working capital or other traditional loan facility from a bank or other lending source. The inability to obtain substantial increases in our working capital resources will likely have a material adverse affect on our revenues and profits.

Our revenues are highly concentrated among a small number of customers and the loss of one of these customers would harm our business and prospects, perhaps materially.

A significant portion of our revenues is generated by a small number of customers. If we were to lose one or more of these customers, our revenues would decline and our business and prospects would be materially harmed. We expect that even if we are successful in developing relationships with additional customers, our revenues will continue to be concentrated. We cannot assure you that we will be able to retain any of our current customers or that we will be able to obtain new customers. Paracon accounts for 21.0% and 21.5% for the three and six months ended December 31, 2004, while CVS accounts for 51% of Deferred Revenue as of December 31, 2004.

We have only one significant original equipment manufacturer relationship, and we may not be able to establish relationships with similar original equipment manufacturers.

Our relationship with Toshiba represents our only arrangement to integrate any of our products with the products of an original equipment manufacturer (or “OEM”). We cannot assure you that we will be able to maintain this relationship or establish new relationships with other OEMs. Currently, our revenues from this OEM arrangement accounts are $.1 million and .2 million for the three and six months ended December 31, 2004.

Our OEM agreement with Toshiba expired in February 2005.

Our written contract with Toshiba expired in February 2005. If we do not renew this agreement our revenues may be adversely affected. Loss of this key relationship may send a negative message to other OEMs concerning computer telephony products generally or our products specifically. We are in the process of negotiating the renewal of this agreement. However, we cannot assure you that Toshiba will renew its contract with us when it expires or that, if it is renewed, it will be renewed on the same terms or on terms that are as favorable to us as the existing contract.

We do not have long-term contracts with a majority of our customers, which renders our sales channels particularly unstable.

We do not have any long-term agreements with our customers, who acquire our products pursuant to purchase orders at prices that fluctuate frequently. Accordingly, our customers are not contractually obligated to buy from us in the future. Our customers are not required to make minimum purchases from us, or make purchase at any particular time and are free to purchase from our competitors. Also, our customers can stop purchasing our products at any time without penalty. If our customers do not purchase our products in sufficient quantities or on a recurring basis, our business and prospects will suffer. Even if our customers are willing to purchase our products, we cannot assure you that we will be able to sell our products at prices that are favorable to us.

We rely on others to promote and sell our products, and their failure to do so may seriously harm our business.

We depend on distributors and resellers to market and sell our products. If distributors and resellers in the software industry do not focus their marketing efforts on software- or server-based phone systems or focus on products competitive with TeleVantage or InstantOffice, our sales will be materially adversely affected. Failure of distributors and resellers to focus on software- or server-based phone systems may send a negative signal to current and potential customers concerning the viability our industry or our product offerings. We depend upon the availability of distribution outlets to market our products. Loss of these outlets will harm our ability to broaden our brand acceptance and enhance our reputation in the market. In addition, our operating results would be adversely affected if one of our major distributors, resellers or original equipment manufacturers failed to timely and fully pay us for the products they purchased from us for resale or integration, as the case may be.

If software- and server-based phone systems do not achieve widespread acceptance, we may not be able to continue our operations.

The market for software- and server-based business phone systems is relatively new and rapidly evolving. Businesses have invested substantial resources in the existing telecommunications infrastructure, including traditional private telephone systems, and may be unwilling to replace these systems in the near term or at all. Businesses also may be reluctant to adopt computer telephony systems because of their concern about the current limitations of data networks, including the Internet. For example, end-users sometimes experience delays in receiving calls and reduced voice quality during calls when routing calls over data networks. Moreover, businesses that begin to route calls over the same networks that currently carry only their data also may experience these problems if the networks do not have sufficient capacity to carry all of these communications at the same time. We cannot assure you that businesses will migrate toward computer telephony systems or that computer telephony systems will gain widespread acceptance.

Disruption in supplies of certain essential components will impair our ability to manage our inventory with distributors and resellers.

As a result of the acquisition of Vertical Networks on September 28, 2004, we now design and distribute the hardware on which InstantOffice operates, including phones and custom server hardware. If we are unable to obtain supplies necessary to the manufacture of our hardware, our ability to maintain inventory with our distributors and resellers will be harmed. Continued sales of InstantOffice are dependent upon continued availability of the commercially available components used to manufacture the custom hardware incorporated into the product, as well as continued cooperation by the manufacturers involved in assembling the custom servers used by the product. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner in the quantities or configurations needed. Accordingly, our revenues and gross margins could suffer until other sources can be developed. Our operating results would also be adversely affected if, anticipating greater demand than actually develops, we commit to the purchase of more components than we need. We cannot assure you that we will not encounter these problems in the future. Although in many cases we use standard parts and components for our products, certain components are presently available only from a single source or limited sources. We may not be able to diversify sources in a timely manner, which could harm our ability to deliver products to customers and seriously impact present and future sales.

We do not manufacture the hardware utilized by InstantOffice and hold only limited amounts of inventory for purposes of replacements of systems or parts as required for field support. Should we experience a disruption in the supply of these components, it could have a material adverse effect on our ability to sell and service our InstantOffice product line. The fact that we do not own our manufacturing facilities could have an adverse impact on the supply of our products and on operating results. Financial problems of contract manufacturers on whom we rely, or reservation of manufacturing capacity by other companies, inside or outside of our industry, could either limit supply or increase costs.

Undetected flaws in our software may damage our reputation, cause loss of customers and increase customer support costs.

Telecommunications products as complex as TeleVantage and InstantOffice may contain undetected errors or flaws. The presence of any such errors or flaws could result in damage to our reputation, loss of customers, delay of market acceptance of our products or all of these consequences. Our customers or we may find errors in TeleVantage or InstantOffice or any new products after commencement of commercial shipments. In addition, if our products are flawed, or are difficult to use, customer support costs could rise. If we are unable to timely and effectively correct flaws in our products, we will lose customers and our ability to make future sales will be adversely affected. If we are unable to produce reliable products, our reputation will suffer, perhaps irreparably, and our business could fail.

Malfunctions or errors in third-party technology may limit our ability to sell our products and may damage the reputation of our products, perhaps materially.

TeleVantage operates on hardware manufactured by Intel Corporation. We are dependent on the reliability of this hardware and to the extent the hardware has defects it will affect the performance of TeleVantage. If the hardware becomes unreliable, does not perform in a manner that is acceptable to our customers or becomes more expensive, sales of TeleVantage could decline. Because our products run only on Microsoft software products and use other Microsoft Corporation technologies, including the Microsoft Data Engine, we must depend on the reliability and quality of such products and technologies. Errors or vulnerabilities in Microsoft products could impair sales of our products. Our customers may associate unreliability of the hardware and flaws in Microsoft products with a lack of quality of our products, which may cause us to lose customers and hurt future sales. Our ability to remedy malfunctions or errors will depend on the timeliness and availability of repair solutions from the manufacturers. Future success of our products and any new products will depend on the ability of our hardware and software manufacturers to produce reliable products in the future.

Many of our products incorporate technology licensed or acquired from third parties.

We sell products in markets that are characterized by rapid technological changes, evolving industry standards, frequent new product introductions, short product life cycles and increasing levels of integration. Our ability to keep pace with this market depends on our ability to obtain technology from third parties on commercially reasonable terms to allow our products to remain in a competitive posture. If licenses to such technology are not available on commercially reasonable terms and conditions, and we cannot otherwise integrate such technology, our products or our customers’ products could become unmarketable or obsolete, and we could lose market share. In such instances, we could also incur substantial unanticipated costs or scheduling delays to develop substitute technology to deliver competitive products.

We are subject to risks associated with international operations.

We conduct business globally. International sales accounted for approximately 9.4% of net sales for the six months ended December 31, 2004, and 15%, 12%, and 8% of net sales for the years ended June 30, 2004, 2003 and 2002, respectively. We also acquire various raw materials and components from international suppliers. We intend to expand our presence in international markets, and we cannot assure you that we will compete successfully in international markets or meet the service and support needs of foreign customers. Our future results could be harmed by a variety of factors relating to international operations, including:

•	difficulties in enforcing agreements and collecting receivables through the legal systems of foreign countries;

•	the longer payment cycles associated with many foreign customers;

•	the possibility that foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs or adopt other restrictions on foreign trade;

•	fluctuations in exchange rates, which may affect product demand and adversely affect the profitability in U.S. dollars of products and services provided by us in foreign markets where payment is made in local currency;

•	our ability to obtain U.S. export licenses and other required export or import licenses or approvals;

•	changes in the political, regulatory or economic conditions in a country or region; and

•	difficulty protecting our intellectual property in foreign countries.

We are in breach of certain provisions of the stock purchase agreement and may be subject to liquidated damages or liability for breach of contract.

We agreed in the September 29, 2004 stock purchase agreement we entered into to file with the Securities Exchange Commission the registration statement with respect to this registration by November 12, 2004 and to use our best efforts to cause the registration statement to become effective on or before December 31, 2004. We are in breach of the first part and will likely be unable to satisfy this second condition. If the registration statement is not declared effective by the SEC on or prior to March 31, 2005 or if the registration statement, after being declared effective, ceases to be effective and available for any continuous period that exceeds 30 days or for one or more periods that exceed in the aggregate 60 days in any 12-month period, we will be required to pay each investor in the financing liquidated damages in an amount equal to 1.0% of the aggregate purchase price paid by the investor under the stock purchase agreement (not to exceed 9.0% of such purchase price, in the aggregate). At this date it is likely that Artisoft will be required to pay some amount of liquidated damages since the registration will not be effective by March 31, 2005. In addition, we have made other representations, warranties and covenants that, if not satisfied, may subject our company to claims for indemnification, liability for breach of contract or other common law remedies.

Restrictive covenants in the stock purchase agreement may limit our ability to pursue our business strategies.

We have agreed under the stock purchase agreement that we will not, without the prior consent of M/C Venture Partners, take any of the following actions:

•	enter into a transaction involving a change in control;

•	incur indebtedness in excess of $3.0 million;

•	create any security with an equity component unless that security is junior to the common stock or, subject to specified exceptions, issue any equity securities;

•	transfer our intellectual property;

•	repurchase, redeem or pay dividends on any shares of capital stock (subject to limited exceptions);

•	grant stock options that are not authorized by a vote of our board of directors or our compensation committee;

•	liquidate or dissolve;

•	change the size of our board of directors;

•	amend our certificate of incorporation or bylaws;

•	change the nature of our business; or

•	alter the voting rights of shares of our capital stock in a disparate manner.

If we do not comply with these covenants, we could be subject to claims for indemnification, liability for breach of contract and other common law remedies. Compliance with these covenants may limit our ability to pursue growth opportunities or address concerns with our operations. Our ability to comply with these covenants and restrictions may be affected by changes in the economic or business conditions or events beyond our control.

We are not current in our periodic Exchange Act reports and may fail to timely file periodic Exchange Act reports in the future.

We failed to timely file this Quarterly Report and our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004. We also failed to timely file an amendment to our Current Report on Form 8-K originally filed September 29, 2004, to disclose the pro forma financial statements of Vertical Networks as well as the required financial statements of Vertical Networks, Inc. While we filed the Quarterly Report for the quarter ended September 30, 2004 on January 25, 2005, we are still not current in our Exchange Act reporting obligations. As a result, we will be ineligible to register our securities on Form S-3 until twelve months after we become current in our Exchange Act Report, and ineligible to qualify for the safe harbor provisions for resale of restricted securities under Rule 144 of the Exchange Act. Inability to register securities on Form S-3 or sell restricted securities under the safe harbor provisions of Rule 144 limits the liquidity of our securities and restricts the market for our securities.

In addition, failure to remain current in our Exchange Act reporting requirements may result in our common stock being delisted from the OTC Bulletin Board and adversely affect our ability to list our common stock on a national exchange or the NASDAQ Stock Market in the future. If our stock were to be delisted from the OTC Bulletin Board, the market for our common stock would become severely restricted and you may be unable to sell your shares. We have agreed in the stock purchase agreement to seek a listing of our common stock on a national exchange or the NASDAQ Stock Market. If are unable to list our securities on a national exchange or the NASDAQ Stock Market because we have failed to remain current in our Exchange Act reporting requirements, we may be subject to claims for indemnification, liability for breach of contract or other common law remedies.

If we do not resume trading on a national exchange or the NASDAQ Stock Market and if we are delisted from the OTC Bulleting Board, trading in our common stock may only be conducted based on trading information referenced on the Pink Sheets. Being quoted on the Pink Sheets could damage our general business reputation and could impair our ability to raise additional capital. Securities quoting on the Pink Sheets tend to be less liquid and subject to volatile stock prices.

Our market is highly competitive, and if we fail to compete successfully our products will not be successful.

We compete with other companies offering proprietary private branch exchanges, such as Nortel Networks Corporation, Siemens AG, and Avaya, Inc. As we focus on the development and marketing of computer telephony systems, we face intense competition from providers of voice communications systems as well as from data networking companies such as Cisco Systems, Inc. and 3Com Corp. In addition, because the market for our products is subject to rapid technological change, as the market evolves we may face competition in the future from companies that do not currently compete in the software- and server-based phone systems market, including companies that currently compete in other sectors of the technology, communications and software industries. Competition from these potential market entrants may take many forms, including offering products and applications similar to those we offer as part of a larger, bundled offering.

Several of these existing competitors have, and many of our future competitors may have, greater financial, personnel and capacity resources than us and as a result, these competitors may be in a stronger position to respond quickly to potential acquisitions and other market opportunities, new or emerging technologies and changes in customer requirements. Competitors with greater financial resources also may be able to offer lower prices, additional products or services or other incentives that we cannot match or do not offer. We cannot predict with precision which competitors may enter our markets in the future or what form such competition may take. In order to effectively compete with any new market entrant, we may need to make additional investments in our business or use more capital resources than our business currently requires.

Variability in product returns makes it difficult to predict our revenues.

We are exposed to the risk of product returns from our distributors, resellers and original equipment manufacturers, which are estimated and recorded by us as a reduction in sales. Actual returns in any period may exceed our estimates, thereby making it difficult to predict our revenues. To the extent we may, in the future, introduce new products, the predictability and timing of sales to end-users and the management of returns to us of unsold products by distributors and volume purchasers may become more complex.

The failure of our products to perform properly could result in a number of significant negative consequences to us, including a claim for substantial damages, the diversion of management’s attention and resources, and damage to our reputation. In addition, current and prospective customers may become discouraged from purchasing our products.

Because customers purchasing our products rely on them for the communication needs of their respective businesses, we may be exposed to potential claims for damages, including special or consequential damages, as a result of an actual or perceived failure of our products. Our failure or inability to meet a customer’s expectations in the performance of our products, or failure to address any failure or our products in a timely manner, regardless of our responsibility for failure, could:

•	result in a claim for substantial damages against us;

•	divert management’s attention and resources;

•	damages our business reputation; and

•	discourage other customers from purchasing our products in the future.

We maintain certain contractual limitations of liability and insurance against some of these risks; however, there can be no assurance that such provisions would be enforced or effective or that such insurance would be sufficient to cover the cost of damages. Further, we cannot assure you that insurance will continue to be available at commercially reasonable rates. If we are unable to rely on our contractual limitations of liability and/or maintain sufficient insurance, our business could be harmed.

Our market is subject to changing preferences and technological change, and our failure to keep up with these changes would harm our business and prospects, perhaps materially.

The introduction of products incorporating new technologies and the emergence of new industry standards could render our products obsolete and unmarketable. If we are unable to stay current or ahead of changes in the technology or industry standards, our business and prospects will suffer, perhaps materially. We cannot assure you that we will be able to respond to rapid technological change, changing customer needs, frequent product introductions and evolving industry standards within the markets for computer telephony solutions. We may be unable to develop and introduce new computer telephony products (including new releases and enhancements) on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of our customers.

Our independent registered public accounting firm have indicated that we have certain reportable conditions with our internal controls and as a result, our internal controls over financial reporting may not be effective.

Our independent registered public accounting firm, KPMG LLP, advised management and the Audit Committee that, in connection with its review of our financial statements for the three month period ended December 31, 2004, KPMG noted certain matters involving internal control and its operation that it considered to be material weakness that constituted reportable conditions under standards established by the American Institute of Certified Public Accountants. Reportable conditions are matters coming to an independent registered public accounting firms’ attention that, in their judgment, relate to significant deficiencies in the design or operation of internal control and could adversely affect the organization’s ability to record, process, summarize, and report financial data consistent with the assertions of management in the financial statements. KPMG advised management and our Audit Committee that it considered the following to constitute reportable conditions related to internal control and their operations: our company did not have adequate staffing in our finance group with the appropriate level of experience to effectively control the increased level of transaction activity, address the complex accounting matters and manage the increased financial reporting complexities resulting from the acquisition of Vertical Networks and the associated integration activities.

We are also in the preliminary stages of preparing for our report on internal controls over financial reporting, which must be filed with the annual report for our fiscal year ending June 30, 2007. The effectiveness of our controls and procedures may be limited by a variety of risks, including, without limitation, faulty human judgment and simple errors, omissions, or mistakes; the collusion of two or more people or inappropriate management override of procedures; and imprecision in estimating and judging cost-benefit relationships in designing controls. At this point in the process, it is not possible to ascertain whether this report will disclose any significant deficiencies or material weaknesses in our internal controls over financial reporting or even whether we will be able to conclude, after such analysis, that our internal controls are effective; however, our failure to timely file our periodic Exchange Act reports during the months of November and December of 2004 as well as the matters discussed above resulted in our accountants determining that we have a material weakness in our internal controls system. Upon a determination that we have such a material weakness, we will be required to report that our internal controls over financial accounting are not effective. If we fail to have effective internal controls and procedures for financial reporting in place, we could be unable to provide timely and reliable financial information.

Our disclosure controls and procedures are not effective.

Our Chief Executive Officer and Chief Financial Officer have determined that as of December 31, 2004, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in our Exchange Act reports is recorded, processed, summarized and reported within the time specified by the SEC’s rules and forms. This determination was made, in part, because we have failed to timely file this Quarterly Report, our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and an amendment to our Current Report on Form 8-K originally filed September 29, 2004 to disclose certain financial data in connection with our acquisition of Vertical Networks. Our management also believes that we currently lack sufficient resources to address the financial reporting related to significant and complex business transactions.

Our stockholders could be adversely affected if M/C Venture Partners use their influence in a manner adverse to our stockholders’ interests.

As of October 1, 2004, M/C Venture Partners beneficially owned approximately 51.7% of our common stock. Based upon its substantial stock ownership and their director rights, M/C Venture Partners is in a position to exert substantial influence over matters submitted to our stockholders for approval and our management and affairs, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, M/C Venture Partners currently maintains the contractual right to nominate two members to our seven member board of directors and has a shared right with our board of directors to nominate an additional two members. Under the September 29, 2004 stock purchase agreement, this shared nomination right increases to three directors on March 31, 2005. Accordingly, such concentration of ownership and ability to appoint members to our board may have the effect of delaying, deterring or preventing a change in control of our company, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to take control of our company, which in turn could have a negative effect on the market price of our stock. These actions could also be adverse to our other stockholders’ interests.

We have adopted anti-takeover defenses that could make it difficult for another company to acquire control of our company or limit the price investors might be willing to pay for our stock.

Certain provisions of our Certificate of Incorporation, as amended, could make a merger, tender offer or proxy contest involving us difficult, even if such events would be beneficial to the interests of our stockholders. These provisions include a classified board of directors, restrictions on calling and holding stockholder meetings, and giving our board the ability to issue preferred stock and determine the rights and designations of the preferred stock at any time without stockholder approval. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of our outstanding voting stock. These factors and certain provisions of the Delaware General Corporation Law may have the effect of deterring hostile takeovers or otherwise delaying or preventing changes in control or changes in our management, including transactions in which our stockholders might otherwise receive a premium over the fair market value of our common stock.

Our protection of intellectual property may not allow us to effectively prevent others from using our business model or our technology.

Our success is dependent upon our software code base, our programming methodologies and other intellectual property. We rely on copyright protection for such works of authorship and trade secret protection for our technical know-how and other confidential information. We do not currently maintain patent protection for our business model or our technology and we currently do not plan significant patent applications in the future. We generally enter into confidentiality agreements with our employees, vendors and consultants and with our clients and corporations with whom we have strategic relationships; however, the terms of these agreements vary and may not provide us with adequate protection against non-disclosure. In addition, we attempt to maintain control over, access to, and distribution of our intellectual property and technical know-how; however, despite these efforts, unauthorized parties may attempt to copy aspects of our service offering or the documentation used by us in delivering such services or to obtain and use other information that we regard as proprietary. Monitoring infringement of intellectual property rights is difficult and we cannot be certain that the steps we have taken will prevent unauthorized use of our intellectual property and technical know-how, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Accordingly, other parties, including competitors, may duplicate our product offerings.

We may become involved in intellectual property or other disputes that could cause us to incur substantial costs, divert the efforts of our management, and require us to pay substantial damages or require us to obtain licenses, which may not be available on commercially reasonable terms, if at all.

Third parties, including competitors, may already have patents on inventions, or may obtain patents on new inventions in the future, that could limit our ability to market and sell the products we provide now or new products we may offer in the future. Such third parties may claim that our products infringe their patent rights and assert claims against us. In addition, we have agreed in some of our contracts, and may in the future agree in other contracts, to indemnify third parties for any expenses or liabilities resulting from claimed infringements of the proprietary rights of third parties as it relates to the products we provide. We, or third parties that we are obligated to indemnify, may receive notifications alleging infringements of intellectual property rights relating to our business or the products previously sold by us. Litigation with respect to patents or other intellectual property matters, whether with or without merit, could be time-consuming to defend, result in substantial costs and diversion of management and other resources, cause delays or other problems in the marketing and sales of our products, or require us to enter into royalty or licensing agreements, any or all of which could have a material adverse effect on our business, operating results and financial condition. If any infringement claim is successful against us, we may be required to pay substantial damages or we may need to seek and obtain a license of the other party’s intellectual property rights. We may be unable to obtain such a license on commercially reasonable terms, if at all. We may be required to redesign those products that use the infringed technology. Moreover, we may be prohibited from selling, using, or providing any of our products that use the challenged intellectual property. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to cover us for all liability that may be imposed.

The integration of our new Chief Executive Officer and new directors into our management team may interfere with our operations.

William Y. Tauscher began been serving as our Chairman of the Board in February 2004, and was only recently elected our Chief Executive Officer and President in September and November of 2004, respectively. In addition, three new directors were appointed in September 2004. To successfully integrate into our company, each of these individuals must spend a significant amount of time learning our business model, our management system and, in some cases, our industry. Our CEO and President must do this in addition to performing his regular duties. All of our new directors also maintain full-time employment or other business interests outside of our company. If we fail to complete this integration in an efficient manner, our business and prospects will suffer.

Our common stock has a limited trading market, which could limit the liquidity of our common stock and our access to capital markets.

Our common stock is currently quoted on both the over-the-counter electronic bulletin board, also referred to as the OTC Bulletin Board and the National Quotation Service Bureau, also known as the Pink Sheets. There is only limited trading activity in our securities. We do not know if a market for our common stock will be re-established or that, if re-established, a market will be sustained. This could limit the liquidity of our common stock and reduce our stock price. The limited liquidity and reduced price of our common stock could have a material adverse effect on our ability to raise capital through alternative financing sources on terms acceptable to us or at all. The limited trading market may also result in other negative implications, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and fewer business development opportunities.

Our common stock is subject to additional regulation as a “penny stock,” which may reduce the liquidity of our common stock.

The SEC has adopted regulations that generally define a “penny stock” to be any security that is priced under five dollars. These regulations may have the effect of reducing the level of trading activity in our common stock and investors in our common stock may find it difficult to sell their shares. We cannot assure you that you will be able to resell our common stock and may lose your investment.

In addition, since the trading price of our common stock is less than $5.00 per share, trading in our common stock is also subject to the requirements of Rule 15g-9 of the Exchange Act. Under Rule 15g-9, brokers who recommend our common stock to persons who are not established customers and accredited investors, as defined in the Exchange Act, must satisfy special sales practice requirements, including requirements that they:

•	make an individualized written suitability determination for the purchaser; and

•	receive the purchaser’s written consent prior to the transaction.

The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosures in connection with any trades involving a penny stock, including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated with that market. Such requirements may severely limit the market liquidity of our common stock and the ability of purchasers of our equity securities to sell their securities in the secondary market. For all of these reasons, an investment in our equity securities may not be attractive to our potential investors.

Revenues in any quarter may vary to the extent recognition of revenue is deferred when contracts are signed. As a result, revenues in any quarter may be difficult to predict and unreliable indicators of future performance trends.

We frequently enter into contracts where we recognize only a portion of the total revenue under the contract in the quarter in which we enter into the contract. For example, we may recognize revenue on a ratable basis over the life of the contract or enter into contracts where the recognition of revenue is conditioned upon delivery of future product or service elements. This is the case with our contracts with CVS and Household Financial. The portion of revenues recognized on a deferred basis may vary significantly in any given quarter, and revenues in any given quarter are a function both of contracts signed in such quarter and contracts signed in prior quarters. We anticipate that product revenues in future quarters will generally be more dependent on revenues from new customer contracts entered into in those quarters rather than from amortization or recognition of product revenues deferred in prior quarters.

We sometimes experience long implementation cycles, which may increase our operating costs and delay recognition of revenues.

Our products are sophisticated systems that are generally deployed with many users. Implementation of these systems by enterprises is complex, time consuming and expensive. Long implementation cycles may delay the recognition of revenue as some of our customers engage us to perform system implementation services, which can defer revenue recognition for the related product revenue. In addition, when we experience long implementation cycles, we may incur costs at a higher level than anticipated, which may reduce the anticipated profitability of a given implementation.

Our costs could substantially increase if we receive a significant number of warranty claims.

We generally warrant each of our products against defects in materials and workmanship for a period of twelve months from the date of shipment. Further, we have entered into a long-term service agreement with a certain customer pursuant to which we have agreed to provide all necessary maintenance and services for a fixed fee. If we experience an increase in product returns or warranty claims, we could incur unanticipated additional expenditures for parts and service. In addition, our reputation and goodwill could be damaged, perhaps irreparably. While we have established reserves for liability associated with product warranties, unforeseen warranty exposure in excess of those reserves could adversely affect our operating results.

Item 3.—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. During the normal course of business we are routinely subjected to a variety of market risks, examples of which include, but are not limited to, interest rate movements and collectability of accounts receivable. We currently assess these risks and have established policies and practices to protect against the adverse effects of these and other potential exposures. Although we do not anticipate any material losses in these risk areas, no assurances can be made that material losses will not be incurred in these areas in the future.

Interest Rate Risk. We may be exposed to interest rate risk on certain of its cash equivalents. The value of certain of our investments may be adversely affected in a rising interest rate investment environment. Although we do not anticipate any material losses from such a movement in interest rates, no assurances can be made that material losses will not be incurred in the future.

Item 4.—CONTROLS AND PROCEDURES

Introduction.

“Disclosure Controls and Procedures” are defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as the controls and procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time period specified by the SEC’s rules and forms. Disclosure Controls and Procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principle executive and principal financial officers to all timely decisions regarding disclosure.

We have endeavored to design our Disclosure Controls and Procedures and Internal Controls Over Financial Reporting to provide reasonable assurances that their objectives will be met. However, management and our Audit Committee do not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud or a material weakness. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. All control systems are subject to inherent limitations, such as resource constraints, the possibility of human error, lack of knowledge or awareness, and the possibility of intentional circumvention of these controls. Furthermore, the design of any control system is based, in part, upon assumptions about the likelihood of future events, which assumptions may ultimately prove to be incorrect. As a result, we cannot assure you our control system will detect every error or instance of fraudulent conduct, including an error or instance of fraudulent conduct that could have a material adverse impact on our operations or results.

Evaluation of Disclosure Controls and Procedures.

As of December 31, 2004, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, the design and operation of these disclosure controls and procedures were not effective during the quarter ended December 31, 2004.

This determination was made because of our Chief Executive Officer’s and Chief Financial Officer’s belief that our company’s resources were insufficient to address its financial reporting requirements in a timely fashion during the quarter ended December 31, 2004. Recent filings of our Annual Reports on Form 10-K have been filed in a timely manner. However, we failed to timely file this Quarterly Report on Form 10-Q as well as our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and an amendment to our Current Report on Form 8-K originally filed September 29, 2004 to disclose certain financial data in connection with our acquisition of Vertical Networks. Our management, including our Chief Executive Officer and Chief Financial Officer, believes that, during the quarter ended December 31, 2004, our company lacked the resources to address the financial reporting related to significant and complex business transactions.

Assessment of Internal Controls Over Financial Reporting.

The Company’s independent registered public accounting firm, KPMG LLP, have advised management and the Audit Committee that, in connection with KPMG’s review of the financial statements of the Company for the three month period ended December 31, 2004, it noted certain matters involving internal control and its operation that it considered to be material weaknesses that constituted reportable conditions under standards established by the American Institute of Certified Public Accountants. Reportable conditions are matters coming to an independent registered public accounting firm’s attention that, in their judgment, relate to significant deficiencies in the design or operation of internal control and could adversely affect the organization’s ability to record, process, summarize, and report financial data consistent with the assertions of management in the financial statements. Further, a material weakness is a reportable condition in which the design or operation of one or more internal control components does not reduce to a relatively low level the risk that errors or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. KPMG advised management and the Audit Committee that it considered the following to constitute a material weakness in internal control and operations: the Company did not have adequate staffing its finance group with the appropriate level of experience to effectively control the increased level of transaction activity, address the complex accounting matters and manage the increased financial reporting complexities resulting from the acquisition of Vertical Networks, Inc. and the associated integration activities.

We are evaluating our resources for addressing our financial reporting and making appropriate changes to provide sufficient resources and time to prepare and file periodic reports within the time periods specified in the SEC’s rules and regulations and provide for reviews by management, the Audit Committee and the Board of Directors. Our Chief Executive Officer and Chief Financial Officer are, in connection with the evaluation, reviewing our personnel, resources and disclosure controls and procedures. The evaluation is intended to lead to changes that will ensure that our disclosure controls are effective at a reasonable assurance level. Specifically, the evaluation is aimed at ensuring that our disclosure controls are effective for gathering, analyzing and disclosing in a timely manner the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as noted above, we intend to take certain actions designed to enhance our internal control over financial reporting and its disclosure controls and procedures.

PART II—OTHER INFORMATION

Item 6.—EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTISOFT, INC.
Date: March 31, 2005

	By	/s/ WILLIAM Y. TAUSCHER
William Y. Tauscher Chief Executive Office and Chairman of the Board
Date: March 31, 2005

	By	/s/ DUNCAN G. PERRY
Duncan G. Perry Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002