Form 10-Q
period 2005-03-31
ARTISOFT INC
filed 2005-06-03
CIK 877931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class of Common Stock	Shares Outstanding as of March 31, 2005
Common Stock, $0.01 par value per share	36,497,546

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

ARTISOFT, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.—FINANCIAL STATEMENTS

ARTISOFT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2005	June 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$5,484	$2,747
Trade receivables, net of allowances of $1,078 and $80 at March 31, 2005 and June 30, 2004, respectively	7,517	1,334
Inventories	1,201	15
Prepaid expenses	494	340
Deferred costs	1,782	—
Restricted cash	1,000	—

Total current assets	17,478	4,436

Property and equipment	5,213	3,885
Less accumulated depreciation and amortization	(3,988)	(3,602)

Net property and equipment	1,225	283

Deferred costs – long term	5,498	—
Goodwill	12,735	—
Intangible Assets, net of accumulated amortization	3,863	—
Other assets	420	379

	$41,219	$5,098

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,903	$486
Accrued liabilities	1,931	1,252
Deferred revenue	7,452	2,629
Customer deposits	176	179

Total current liabilities	13,462	4,546

Deferred revenue-long term	9,252	—
Deferred tax liability	173	—

Total liabilities	22,887	4,546

Shareholders’ equity:
Preferred stock, $1.00 par value per share. Authorized 11,433,600 shares; Series A preferred stock. $1.00 par value, Authorized 50,000 Series A shares; no Series A shares issued at March 31, 2005 and at June 30, 2004.	—	—
Series B preferred stock. $1.00 par value, Authorized 2,800,000 Series B shares; no Series B shares issued or outstanding at March 31, 2005; issued 2,800,000 Series B shares at June 30, 2004 (Aggregate liquidation value $7 million)	—	2,800
Series C preferred stock. Authorized 2,627,002 shares; no shares issued or outstanding at March 31, 2005, and 2,627,002 shares issued and 2,530,335 outstanding at June 30, 2004 (aggregate liquidation value $4 million)	—	2,530
Common stock, $.01 par value per share. Authorized 50,000,000 shares; issued and outstanding 36,497,546 shares at March 31, 2005 and 6,085,488 at June 30, 2004	365	61
Additional paid-in capital	141,543	109,649
Accumulated deficit	(53,177)	(43,880)
Deferred Toshiba equity cost	(719)	(928)
Less treasury stock, at cost, 2,216,783 shares of common stock at March 31,2005 and June 30, 2004	(69,680)	(69,680)

Shareholders’ equity	18,332	552

	$41,219	$5,098

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ARTISOFT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net product revenue	$4,182	$2,494	$11,784	$6,431
Cost of sales	918	72	2,217	177

Gross profit	3,264	2,422	9,567	6,254
Operating expenses:
Sales and marketing	3,607	1,537	8,559	4,201
Product development	2,566	769	5,496	2,350
General and administrative	1,543	448	4,255	2,025
Amortization of intangible assets	215	—	437	—

Total operating expenses	7,931	2,754	18,747	8,576

Loss from operations	(4,667)	(332)	(9,180)	(2,322)
Other income, net	30	5	56	14

Loss before income taxes	(4,637)	(327)	(9,124)	(2,308)

Income tax provision	(84)	—	(173)	—

Net Loss	(4,721)	(327)	(9,297)	(2,308)
Deemed dividend to series C preferred shareholders	—	—	(1,368)	(2,009)
Deemed dividend to series B preferred shareholders	—	—	(100)	(1,088)

Net Loss applicable to common shareholders	$(4,721)	$(327)	$(10,765)	$(5,405)
Net Loss applicable to common shareholders per share—basic and diluted	$(0.14)	$(0.09)	$(0.44)	$(1.52)
Weighted average common shares outstanding—basic and diluted	34,262	3,823	24,244	3,551

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ARTISOFT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(9,297)	$(2,308)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	889	329
Deferred tax expense	173	—
Amortization of deferred Toshiba equity costs	209	266
Non-cash compensation	—	285
Non-cash changes in accounts receivable allowances	166	10
Changes in assets and liabilities:
Trade receivables	(2,636)	(500)
Inventories	(126)	2
Prepaid expenses	161	155
Deferred costs	(7,280)	—
Accounts payable	(1,221)	(122)
Accrued liabilities	(1,227)	(958)
Deferred revenue	11,514	(157)
Note payable	(272)	—
Customer deposits	(3)	229
Other assets	(25)	(99)

Net cash used in operating activities	(8,975)	(2,868)

Cash flows from investing activities:
Cash used to acquire Vertical Networks, net of cash acquired of $277	(13,227)	—
Purchases of property and equipment	(929)	(94)
Capitalization of developed software	—	(104)
Restricted cash contingently payable to Vertical Networks shareholders	(1,000)	—

Net cash used in investing activities	(15,156)	(198)

Cash flows from financing activities:
Proceeds from issuance of series C preferred stock, net of expenses	—	3,338
Net proceeds from issuance of common stock	26,868	31

Net cash provided by financing activities	26,868	3,369

Net increase in cash and cash equivalents	2,737	303
Cash and cash equivalents at beginning of period	2,747	3,041

Cash and cash equivalents at end of period	$5,484	$3,344

SUPPLEMENTAL CASH FLOW INFORMATION FROM FINANCING ACTIVITIES:
Non cash dividend to series C preferred shareholders	$1,368	$2,009
Non cash dividend to series B preferred shareholders	$100	$1,088

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ARTISOFT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

Artisoft, Inc., (“Artisoft”, the “Company” or the “Registrant”) develops, markets and sells computer telephony software applications and integrated computer telephony products. The Company’s principal products are TeleVantage and InstantOffice. The Company is in the process of changing it’s name, currently they are Doing Business As Vertical Communications.

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The balance sheet amounts at June 30, 2004 in this report were derived from the Company’s audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2004. In the opinion of management, the accompanying financial statements include all adjustments of a normal recurring nature, which are necessary for a fair presentation of the financial results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, the Company recommends that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004 on file with the SEC. The results of operations for the three and nine months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year or any other future periods.

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

(2) SIGNIFICANT ACCOUNTING POLICIES

Stock-Based Compensation

The Company applies Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, in accounting for its stock incentive plan. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statements of Financial Accounting Standards (SFAS) No.123, Accounting for Stock Based Compensation, the Company’s net loss and net loss per common equivalent share for the three-and nine month period ended March 31, 2005 and 2004 would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31
	2005	2004	2005	2004
Reported net loss applicable to common shareholders	$(4,721)	$(327)	$(10,765)	$(5,405)
Stock based compensation expense determined under fair value method for all awards	$(1,161)	$(268)	$(2,810)	$(891)

Pro forma net loss applicable to common shareholders	$(5,882)	$(595)	$(13,575)	$(6,296)
Reported loss per share applicable to common shareholders	$(0.14)	$(0.09)	$(0.44)	$(1.52)
Pro forma loss per share applicable to common shareholders	$(0.17)	$(0.16)	$(0.56)	$(1.77)

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

	Fiscal 2005	Fiscal 2004
Expected dividend yield	0%	0%
Volatility factor	115%	118%
Risk free interest rate	3.45%	3.04%
Expected life	6 years	6 years

(3) NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for annual reporting periods beginning on or after June 15, 2005. We are currently evaluating the impact of the adoption of SFAS No. 123(R) and therefore we are currently unable to quantify its effect on our condensed consolidated financial statements and results of operations; however, we believe that our stock compensation expense will increase in absolute dollars upon adoption of the standard. See the pro forma disclosure as currently provided under SFAS No. 123 in Note 2.

(4) ACQUISITION OF VERTICAL NETWORKS AND FINANCING

On September 28, 2004, Artisoft completed the acquisition of substantially all of the assets and assumed specific liabilities of Vertical Networks, a leading provider of distributed IP-PBX software and communications solutions to large enterprises, other than patents and patent rights, pursuant to the terms of an asset purchase agreement entered into on September 23, 2004. Artisoft also received a patent license for the use of all of Vertical Networks’ patents and patent applications other than Vertical Networks’ rights under specified patents that do not relate to the business purchased by Artisoft.

The acquisition of Vertical Networks provides Artisoft with a complementary product line and access to distributed large enterprise customers and a direct sales channel through systems integrator partners including IBM and AT&T.

The purchase price for Vertical Networks consisted of: $13.5 million in cash, paid at closing except for $1.0 million held in escrow to secure Vertical Networks’ indemnification obligations to Artisoft, $1.0 million in deal costs, the assumption of most liabilities of Vertical Networks and up to $5.5 million in cash payable under an earn-out provision in an amount equal to the first $5.5 million of non-refundable software license revenues received in cash by Artisoft from CVS Pharmacy, Inc. with respect to various types of Vertical Networks software to be used by CVS in connection with a rapid prescription refill project that it plans to roll out to its stores and other projects. Neither the $1.0 million held in escrow nor the $5.5 million earn-out provision were included in the total purchase price in the table below. The $1.0 million held in escrow is presented on the Consolidated Balance Sheet as Restricted Cash and the $5.5 million earn-out provision is not included in the accompanying financial statements. These contingent payments will be recorded as a component of the purchase price if and when the related contingencies are resolved.

The acquisition was financed with a portion of the proceeds from a $27.5 million common stock financing completed in two tranches on September 28, 2004 and October 1, 2004. Artisoft sold a total of 24,159,468 shares of its common stock at a per share purchase price of $1.1386 per share to several investors, including M/C Venture Partners. In connection with, or prior to the financing, the holders of all shares of Artisoft’s preferred stock converted those shares into common stock. Following the issuance and sale of common stock in the financing and the conversions of Artisoft’s preferred stock to common stock, M/C Venture Partners is now the largest beneficial holder of Artisoft’s common stock, with a 51.7% beneficial ownership interest.

Artisoft has agreed to register, under the Securities Act of 1933, the shares issued and sold under the stock purchase agreement for resale by the investors. Artisoft agreed to file with the Securities and Exchange Commission the registration statement with respect to this registration by November 12, 2004 and to use its best efforts to cause the registration statement to become effective on or before December 31, 2004. Artisoft has not yet filed the registration statement. If the registration statement is not declared effective by the SEC on or prior to March 31, 2005 or if the registration statement, after being declared effective, ceases to be effective and available for any continuous period that exceeds 30 days or for one or more periods that exceed in the aggregate 60 days in any 12-month period, Artisoft will be required to pay each investor in the financing liquidated damages in an amount equal to 1% of the aggregate purchase price paid by the investor under the purchase agreement (not to exceed 9% of such purchase price, in the aggregate). At this date Artisoft is obligated to pay liquidated damages, since the registration was not declared effective by March 31, 2005 . Commencing in April, 2005, the expense from each month of delay in achieving effective registration of the shares is $275,000 per month. Artisoft has also made other customary agreements regarding this registration, including matters relating to indemnification; maintenance of the registration statement; payment of expenses; and compliance with state “blue sky” laws.

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

As a result of the sale of common stock under the stock purchase agreement, the exercise price of all of the warrants to purchase an aggregate of 466,664 shares of common stock issued in Artisoft’s 2001 financing and all of the warrants to purchase an aggregate of 2,627,002 shares of common stock issued in Artisoft’s 2003 financing was reduced to $1.1386 per share pursuant to the terms of those warrants. Immediately prior to the sale of common stock under the purchase agreement, the exercise price of the warrants issued in 2001 was $1.50 per share, and the exercise price of the warrants issued in 2003 was $1.88 per share. The reduction of the exercise price of these warrants resulted in the recording of a non-cash deemed dividend equal to approximately $1.5 million in the first quarter of fiscal 2005. Additionally, under a consent, amendment and waiver agreement, all warrants issued in the 2001 and 2003 financings were amended to delete the price protection provisions of those warrants. Therefore, as so amended, the per share exercise price of those warrants will no longer be subject to adjustment in the event of sales of securities by Artisoft, except for customary adjustments for stock splits, dividends, recapitalizations and other similar transactions.

The following table represents the estimated allocation of the purchase price for our acquisition of Vertical Networks over the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. Artisoft is still in the process of assembling the information necessary for it to finalize the allocation of the total purchase price and has obtained supporting third party valuations of any intangible assets, assumed liabilities and acquired deferred revenue. Thus, the allocation of the purchase price may change upon completion of this assessment process.

Estimated Values at September 28, 2004 (millions)
Cash	$0.3
Accounts receivable net	3.7
Inventory, net	1.1
Other current assets	0.4
Property and equipment	0.4
Intangible assets	4.3
Goodwill	12.7

Total assets acquired	$22.9

Accounts payable	$4.9
Accrued expenses	2.6
Other current liabilities	0.3
Deferred revenue	2.6

Total liabilities assumed	10.4

Net assets acquired	$12.5

The estimated values of current assets and liabilities were based upon their historical costs in the hands of the seller on the date of acquisition due to their short-term nature. Property and equipment was also estimated based upon its historical cost as there was no appreciated real estate and the historical costs of the office equipment, furniture and machinery closely approximated fair value. This amount may be adjusted subsequently when we complete our assessment of the property and equipment that will be utilized in the combined operations and those that will be disposed. The estimated value of deferred revenue was based upon the guidance in Emerging Issues Task Force 01-03, Accounting in a Business Combination for Deferred Revenue of an Acquiree, and was calculated as the estimated cost for the Company to fulfill the contractual obligations acquired under various customer contracts plus a fair value profit margin. Additionally, of the seller’s recorded deferred revenue of $6.6 million, the company determined that only $2.6 million met the standard set by EITF 01-03 as representing assumed legal obligations; the balance of the deferred revenue, representing mostly customer payments with no remaining obligations, was not recorded by the company. The excess purchase price was allocated to goodwill based upon the following factors: the value acquired in the form of additional scale and economies of scale resulting from the size of the combined entity, and the value of the assembled workforce, especially the engineering and sales talent personnel who have continued as part of the acquired operation. The benefits of added scale and the economics resulting there from was a primary reason for the acquisition, along with the talents of the acquired personnel and the ability to leverage existing, owned technology over the acquired products.

The following pro forma unaudited condensed financial information gives effect to Artisoft’s acquisition of Vertical Networks as if it had occurred on July 1, of each period presented. The following information is based on historical results of operations of Artisoft for the three months and nine months ended March 31, 2005 and 2004 and of Vertical Networks for the same historical period. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of the consolidated company that would have actually occurred had the acquisition of Vertical Networks been effected as of July 1 for each period presented.

		Three Months Ended March 31, 2004
	Three Months Ended March 31, 2005 Combined	Artisoft	Vertical Networks	Pro Forma Adjustment	Combined Pro Forma as Adjusted
Net product revenue	4,182	2,494	5,212	(2,663)	5,043
Net loss after income tax	(4,721)	(327)	(1,592)	(1,622)	(3,541)
Loss applicable to common stock	(4,721)	(327)	(1,592)	(1,622)	(3,541)
Loss applicable to common stock – Basic and Diluted	(0.14)	(0.09)			(0.93)

	Nine Months Ended March 31, 2005				Nine Months Ended March 31, 2004
	Artisoft	Vertical Networks	Pro Forma Adjustments	Pro Forma as Adjusted	Artisoft	Vertical Networks	Pro Forma Adjustment	Pro Forma as Adjusted
Net product revenue	11,784	3,923	(447)	15,260	6,431	18,449	(11,197)	13,683
Net loss after income tax	(9,297)	(1,181)	(602)	(11,080)	(2,308)	(3,554)	(6,532)	(12,394)
Loss applicable to common stock	(10,765)	(1,181)	(602)	(12,548)	(5,405)	(3,554)	(6,532)	(15,491)
Loss applicable to common stock – Basic and Diluted	(0.44)	(0.25)		(0.52)	(1.52)			(4.36)

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

However, under Artisoft’s revenue recognition policy, the software license agreement for the telephone systems’ core software that provides when and if available updates and upgrades (“extended software support arrangement”) and the telephone system sales are considered multiple element arrangements. The extended software support agreement would apply to all previous and future system sales. As Vertical had not historically sold extended software support separately to other customers or on a renewal basis, sufficient vendor-specific objective evidence of fair value does not exist to allocate the arrangement fee to the systems and the extended software support arrangement. Accordingly, the fee for previous and future system sales considered to be part of a multiple element arrangement, or combined unit of accounting, with the extended software support arrangement is recognized ratably over the term of the extended software support arrangement along with the extended support fee and related costs of these sales. The pro forma adjustment reduces revenues and net income (loss) to the amount that would have been recognized under Artisoft’s policy in order to provide a better indication of what the results of operations would have been had the transaction occurred at the beginning of the period presented. For historical reporting purposes the deferred revenue and related deferred costs which are approximately $7.5 million and $4.2 million, and $12.9 and $7.5 respectively for the three and nine months ended March 31, 2005 will be amortized over a period of up to seventeen quarters or four years and three months.

Prior to the Vertical Networks acquisition, Vertical Networks had deferred revenue relating to certain software licenses, extended software support arrangements and an extended hardware warranty arrangement over the terms of the support arrangements. The Company evaluated their legal obligation that would have been assumed under these contracts if the acquisition had occurred on July 1, 2003 and estimated the fair value of this assumed liability. The book value of the deferred revenue on July 1, 2003 was written down by $5.4 million to reflect the fair value of the assumed liabilities and the related amortization was reduced by $.2 million per quarter.

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

(5) LIQUIDITY The Company has incurred losses and negative cash flows from operations in every fiscal period since 1996 and has an accumulated deficit, including non-cash equity charges, of $53 million as of March 31, 2005. For the nine months ended March 31, 2005 the Company incurred a net loss of approximately $9.3 million, which includes negative cash flows from operations of approximately $9.0 million. Management anticipates that operating losses and negative cash flows will continue in the near future and anticipates that losses will decrease somewhat from current levels as a result of the benefits of consolidating the operations acquired from Vertical Networks on September 28, 2004. The Company anticipates that it, with available cash of $5.4 million at March 31, 2005 combined with increased revenues and cash-flows, will meet its anticipated cash requirements during and through our fiscal 2005 and next fiscal year. The Company expects to increase its revenue and cash flows in the foreseeable future as the result of the acquisition of the InstantOffice product line from Vertical Networks and its resellers and systems integrators.

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

We warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer for 90 days. We warrant that our maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. Accordingly, we have no liabilities recorded for these agreements. Additionally, we warrant that our hardware products, those associated with the InstantOffice products, will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the products to the customer for one year, with the exception of shipments to Staples which holds warranties that expire sixteen months after the date of shipment. We have an extended warranty agreement with CVS Pharmacy that allows CVS Pharmacy to submit warranty claims after the initial one-year period. This agreement terminates on December 1, 2005. We have no liabilities recorded for this agreement since any warranty claims will be expensed as they occur to match the associated deferred revenue. We provide for the estimated cost of hardware product warranties based on specific warranty claims and claim history. If necessary, we would provide for the estimated cost of the software and services warranties based on specific warranty claims and claim history, however, we have never incurred any significant expenses under our product or service warranties.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Antidilutive potential common shares excluded from net loss per share (thousands)	3,597	10,528	4,972	8,563

(9) INVENTORIES

Inventories at March 31, 2005 and June 30, 2004 consist of the following (in thousands):

	March 31, 2005	June 30, 2004
Raw Materials	$89	$4
Finished Goods	$1,112	$11

	$1,201	$15

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

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Areas where significant judgments are made include, but are not limited to revenue recognition and values attributed to the assets and liabilities acquired pertaining to the acquisition of Vertical Networks. The estimated values of current assets and liabilities were based upon their historical costs in the hands of the seller on the date of acquisition due to their short-term nature. Property and equipment was also estimated based upon its historical cost as there was no appreciated real estate and the historical costs of the office equipment, furniture and machinery most closely approximated fair value. This amount may be adjusted subsequently when we complete our assessment of the property and equipment that will be utilized in the combined operations and those that will be disposed. The estimated value of deferred revenue was based upon the guidance in EITF 01-03, Accounting in a Business Combination for Deferred Revenue of an Acquiree, and was calculated as the estimated cost for the Company to fulfill the contractual obligations acquired under various customer contracts plus a fair value profit margin, which was based upon an independent valuation. Intangible assets totalling $4.3 million were identified and valued based upon our independent valuation. These assets consist primarily of customer contracts, customer relationship and acquired technology. The excess purchase price of $12.7 million was allocated to goodwill based upon the value acquired in the form of additional scale and economies of scale resulting from the size of the combined entity, and the value of the assembled workforce, especially the engineering and sales talent personnel who have continued as part of the acquired operation.

Actual results could differ materially from any one or all of these estimates discussed above. For a more detailed explanation of the judgments made in these areas, please refer to our annual report on Form 10-K for the year ended June 30, 2004, as filed with the Securities and Exchange Commission on October 13, 2004.

Summary

The following is a summary of the areas that management believes are important in understanding the results of the fiscal quarter and nine months ended March 31, 2005. This summary is not a substitute for the detail provided in the following pages or for the consolidated financial statements and notes that appear elsewhere in this document.

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

Most of our products from both product families are sold with perpetual licenses and some are also sold with maintenance contracts. Typically, these are sold on an annual basis. As the maintenance contracts near expiration, we contact customers or our resellers contact them to renew their contracts as applicable. We typically provide limited warranty on hardware when it is sold in conjunction with our software, and occasionally sell extended warranties to customers.

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

For the quarter and nine months ended March 31, 2005, Artisoft had total net revenue of approximately $4.2 million and $11.8 million compared to total net revenue for the same period in fiscal year 2004 of approximately $2.5 million and $6.4 million. The increase of approximately $1.7 million and $5.4 million in revenue from year to year is mostly attributable to the acquisition of Vertical Networks, which was completed on September 28, 2004. Our results include two full quarters of revenue and expenses for the nine months ending March 31, 2005 related to Vertical Networks. We expect revenues to increase in the fiscal year ending June 30, 2005, largely, as a result of the acquisition of Vertical Networks, Inc.

Sales by Geography: We sell our products in North America (U.S. and Canada); EMEA (Europe, Middle East, Africa) and LA/AP (Latin America and Asia Pacific). For the quarter ended March 31, 2005, 9.6% of our net revenue (or $0.4 million) was generated outside of North America. We anticipate that as we increase our investment in sales and marketing, particularly in EMEA, net revenues generated outside North America will increase as a percentage of total revenues because we expect our market share in EMEA to increase more rapidly than our market share in North America.

Cost of Sales

Cost of sales is generally comprised of royalties paid to software developers and the cost of hardware produced for us by contract manufacturers or purchased by us for resale to our customers.

Gross margins for the quarter and nine months ended March 31, 2005 decreased to 78.0% and 81.2%, compared to 97.1% and 97.3% in the same periods in the prior fiscal year. This decrease was primarily the result of the cost of hardware included in the net revenue. The cost of sales for InstantOffice products, which were acquired from Vertical Networks, includes several elements of telecommunication hardware, both of its own design and the design of third parties, all of which is manufactured by third parties. The Company expects over time, to decrease its sales of these hardware products and believes this will contribute to an increase in the Company’s gross margins.

Operating Expenses

Our operating expenses are comprised of:

•	Sales and marketing costs, which consist primarily of salaries and employee benefits for sales and marketing employees, travel and marketing programs;

•	Product development costs, which consist primarily of salaries and employee benefits for engineering and technical personnel;

•	General and administrative expenses, which generally represent salaries and employee benefits costs of corporate, finance, human resource and administrative personnel, as well as professional fees, insurance costs, consulting fees and administrative expenses; and

•	Amortization of intangible assets acquired from Vertical Networks, Inc.

Operating expenses for the quarter ended March 31, 2005 increased approximately 188.0%, compared to the same period in the prior fiscal year.

Sales and marketing expenses increased by 134.7%, compared to the same period in the prior fiscal year, due to costs associated with an increase in personnel in the sales and marketing organization resulting from the acquisition of Vertical Networks’ sales and marketing operations.

Expenses in product development increased by 233.7% during the quarter ended March 31, 2005 compared to the same period in the prior fiscal year. This increase reflects an increase in expenses due to increased development costs resulting from the acquisition of Vertical Networks’ product development operations.

General and administrative expenses increased approximately 244.4% compared to the same period in the prior fiscal year. This increase reflects an increase in expenses due to additional G&A costs resulting from the acquisition of Vertical Networks’ operations.

We expect operating expenses in all areas to decrease slightly in the fourth quarter of fiscal year 2005 from third quarter levels. The increases during the third quarter were expected as a result of the acquisition of Vertical Networks operations. However, the Company believes that it will be able to reduce some of these additional operating expenses beginning in the fourth quarter and over time as redundant operations are eliminated and overhead cost elements are reduced.

Results of Operations

Principal Factors; Outlook

Our operating performance for the three and nine months ended March 31, 2005 was mixed when compared to the same periods of 2004. Our revenues increased significantly as a result of the acquisition of the Instant Office product line. Our earnings for both the three and nine months, however, declined significantly when compared to the same periods of 2004. Though not establishing a trend, the principal factors affecting this change were:

•	The deferral of $7.5 million and $13.1 million of revenue, and $4.3 million and $7.8 million of cost of sales for the three and nine months ended March 31, 2005, relating to product sales linked to support contracts acquired from Vertical Networks, Inc., which resulted in the deferral of $3.2 million and $5.3 million of gross profit and earnings for the three and nine months ended March 31, 2005;

•	Decrease in gross margins by 19.1% from 97.1% to 78.0% and by 16.1% from 97.3% to 81.2% as a result of the inclusion of hardware in the sales of products acquired from Vertical Networks, Inc. for the three and nine months ended March 31, 2005;

•	Increased operating expenses of $ 5.2 million and $10.2 for the three and nine months ended March 31, 2005 related to the acquired operations of Vertical Networks, Inc.

We anticipate that the deferral of revenue, gross profit and earnings related to support contracts acquired from Vertical Networks, Inc. will decrease in both absolute dollars and as a percentage of revenue over time. We also anticipate that both cost of goods and operating expenses will decrease as a percentage of revenue. Accordingly, we anticipate that our operations will improve during the fiscal year ending June 30, 2006.

Net Product Revenue

Net product revenue was $4.2 million and $11.8 million for the quarter and nine months ended March 31, 2005, representing an increase of 68% and 84%, from $2.5 million and $6.4 million for the same fiscal periods from prior year.

We distribute our products both domestically and internationally. International product revenue was $.4 million, or 10% of total revenue, for the quarter ended March 31, 2005 and $.3 million, or 13% of total revenue, for the quarter ended March 31, 2004.

International product revenue for the nine months ended March 31, 2005 was $1.1 million, or 9% of total revenue, and $1.0 million, or 15% of total revenue, for the nine months ended March 31, 2004.

In January 2000, Artisoft entered into an OEM and Reseller Agreement with Toshiba. Also in January 2000, Artisoft entered into an agreement with Toshiba under which Toshiba acquired 16,666 shares of Artisoft common stock at a price of $41.964 per share and was issued warrants for an additional 8,333 shares of Artisoft common stock at an exercise price of $41.964 per share. The fair market value of the Artisoft common stock on the date of execution of the definitive agreement was $129. The difference between the issuance price and fair market value of the Artisoft common stock, and the fair value of the warrants (which were valued based upon the Black Scholes Options Pricing Model) amounted to $2.3 million. Artisoft determined that the $2.3 million charge should be deferred within equity as “Deferred Toshiba Equity Costs” with an offsetting increase to additional paid-in capital and should be amortized as a reduction of product revenue in proportion to revenue recognized relating to the OEM and reseller agreement. Each quarter, as revenue from Toshiba OEM sales are recognized, the balance of Deferred Toshiba Equity Costs are reduced by an amount equal to 45.79% of Toshiba OEM sales, while revenues are reduced by the same amount. For the quarters ended March 31, 2005 and March 31, 2004 net product revenue was reduced by amortization of Deferred Toshiba Equity Costs of $0.1 million and $0.1 million.

Gross Profit (in thousands, except percentages)

	Three Months Ended		Change	Nine Months Ended		Change
	March 31, 2005	March 31, 2004		March 31, 2005	March 31, 2004
Gross Profit	$3,264	$2,422	34.8%	$9,567	$6,254	52.9%
% of Net Revenue	78.0%	97.1%		81.2%	97.2%

The decrease in gross profit as a percentage of net revenue for the quarter and nine months ended March 31, 2005, compared to the corresponding period ended March 31, 2004, was due primarily to the addition of revenue from the InstantOffice product line. InstantOffice revenue includes the resale of hardware products manufactured by third parties.

Operating Expenses (in thousands, except percentages)

	Three Months Ended		Change	Nine Months Ended		Change
	March 31, 2005	March 31, 2004		March 31, 2005	March 31, 2004
Sales and Marketing	$3,607	1,537	134.6%	$8,559	$4,201	104.0%
% of Net Revenue	86.2%	61.6%		72.6%	65.3%
Product Development	$2,566	769	233.4%	$5,496	$2,350	133.9%
% of Net Revenue	61.4%	30.8%		47.0%	36.5%
General and Administrative	$1,543	448	244.4%	$4,255	$2,025	110.0%
% of Net Revenue	37.0%	18.0%		36.1%	31.5%
Total Operating Expenses (including Amortization of intangibles)	$7,931	2,754	188.0%	$18,747	$8,576	118.6%
% of Net Revenue	189.6%	110.0%		159.1%	133.0%

Sales and Marketing

The increase in sales and marketing expenses in aggregate dollars for the three month ended March 31, 2005 compared to the corresponding period ended March 31, 2004 was due primarily to an increase in payroll and related expenses for the additional 33 personnel for InstantOffice in sales and marketing following the acquisition. Acquired operations added $2.1 million in spending, related to increased payroll and related expenses associated with increased sales activity. The Company employed 72 sales and marketing personnel at March 31, 2005. The Company employed 39 sales and marketing personnel at March 31, 2004.

The increase in sales and marketing expenses in aggregate dollars for the nine months ended March 31, 2005 compared to the corresponding period ended March 31, 2004 was due primarily to an increase in payroll and related expenses for the additional 33 personnel for InstantOffice in sales and marketing following the acquisition. The increase in Sales and Marketing costs as a percentage of revenue for the nine months ended March 31, 2005 compared to the corresponding period ended March 31, 2004 was due to the increase in payroll related costs from the Vertical Network acquisition.

Product Development

The increase in product development expenses as a percentage of total revenue for the quarter ended March 31, 2005, compared to the corresponding period ended March 31, 2004, was due primarily to the acquisition of the operations of Vertical Networks. Product development expense grew 233% from March 2004 to March 2005. The increase in product development expenses, during the quarter ended March 31, 2005, compared to the quarter ended March 31, 2004, was driven by increased payroll expenses and employee related costs. Acquired operations added $1.8 million in spending to product development during the period. The Company employed 64 product development personnel at March 2004. The Company employed 26 product development personnel at March 31, 2004.

The increase in product development expenses in aggregate dollars for the nine months ended March 31, 2005 compared to the corresponding period ended March 31, 2004 was due primarily to an increase in payroll and related expenses for the additional 38 personnel for InstantOffice in product development following the acquisition. The additional personnel will primarily be developing the InstantOffice product. Acquired operations added $3.1 million in spending to product development. The increase in product development costs as a percentage of revenue for the nine months ended March 31, 2005 compared to the corresponding period ended March 31, 2004 was due to the increase in payroll related costs from the Vertical Networks acquisition.

General and Administrative

The increase in General and Administrative expenses for the quarter ended March 31, 2005, compared to the corresponding period ended March 31, 2004, was due primarily to the acquisition of the operations of Vertical Networks. Acquired operations added $1.1 million in operating expenses. General and Administrative expense grew 244% from March 2004 to March 2005. The increase in general and administrative expenses, during the quarter ended March 31, 2005, compared to the quarter ended March 31, 2004, was driven by increased payroll expenses and employee related costs. The Company employed 26 General and Administrative personnel at March 2005. The Company employed 10 General and Administrative personnel at March 31, 2004.

The increase in General and Administrative expenses in aggregate dollars for the nine months ended March 31, 2005 compared to the corresponding period ended March 31, 2004 was due primarily to an increase in payroll and related expenses for the additional 16 General and Administrative personnel working in the former Vertical Networks operations following the acquisition, along with acquisition related expenses. Acquired operations added $1.5 million, and acquisition related expenses added an additional $0.7 million in operating expense. The increase in General and Administrative costs as a percentage of revenue for the nine month period ended March 31, 2005 compared to the corresponding period ended March 31, 2004 was due to the increase in payroll related costs associated with Vertical Networks acquisition.

Financial Condition, Liquidity And Capital Resources (in thousands)

	Positions at		Change
	March 31, 2005	June 30, 2004
Cash and cash equivalents	$5,484	$2,747	$2,737
Working capital (excl. restricted cash)	3,016	(110)	3,126

	Nine Months Ended March 31, 2005	Nine Months Ended March 31, 2004	Difference
Cash used in operating activities	$8,975	$2,868	$6,107
Cash used in investing activities	15,156	198	14,958
Cash provided by financing activities	26,868	3,369	23,499

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

We used cash of $9.0 million to fund operating activities during the nine months ended March 31, 2005. The cash used in operating activities was due primarily to a net loss of $9.3 million, offset by depreciation and amortization of $.9 million, and amortization of deferred Toshiba equity costs of $.2 million, and $.1 million relating to a non-cash reserve charge. At March 31, 2005, compared to June 30, 2004, trade receivables increased by $6.2 million, inventory increased by $1.2 million and prepaid expenses of $.2 million and an increase in deferred revenue of $6.8 million after deducting the increase in related deferred costs.

Working capital, consisting of total current assets minus current liabilities, was $4.0 million at March 31, 2005, and includes $1.0 million of restricted cash relating to the acquisition of Vertical Networks that was paid at closing and is held in escrow to secure Vertical Networks’ indemnification obligations to Artisoft. This compared to a working capital deficit of $(.1) million at June 30, 2004, representing an increase of $4.1 million. The increase in working capital at March 31, 2005 reflects an increase of $2.7 million in cash and cash equivalents. The increase in cash and cash equivalents of approximately $2.7 million was primarily a result of our receipt of $26.2 million net of transaction costs, from the sale of common stock in our September 2004 financing, less $15 million used in investing activities primarily for the acquisition of Vertical Networks. Working capital also increased due to increases of $6.2 million in trade receivables, $1.2 in inventory and $1.8 million in current deferred costs relating to revenue that is deferred. Increases in working capital were offset by an increase of $3.4 million in accounts payable, $4.8 million in current deferred revenue and $.7 million in accrued liabilities.

The Company leases office, product packaging, storage space and equipment under noncancelable operating lease agreements expiring through 2005. The table below also includes those contractual payments acquired on the acquisition of Vertical Networks on September 28, 2004.

	Payment due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital Lease Obligations	$—	$—	$—	$—	$—
Operating Lease Obligations	568,000	568,000	—	—	—
Royalty Agreements	480,000	480,000	—	—	—

Total	$1,048,000	$1,048,000	$—	$—	$—

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

Artisoft was required to register, under the Securities Act of 1933, the shares issued and sold under the stock purchase agreement for resale by the investors. Artisoft agreed to file with the Securities and Exchange Commission the registration statement with respect to this registration by November 12, 2004 and to use its best efforts to cause the registration statement to become effective on or before December 31, 2004. Artisoft has not yet filed the registration statement. Because the registration statement was not declared effective by the SEC on or prior to March 31, 2005 or if the registration statement, after being filed and declared effective, ceases to be effective and available for any continuous period that exceeds 30 days or for one or more periods that exceed in the aggregate 60 days in any 12-month period, Artisoft will be required to pay each investor in the financing liquidated damages in an amount equal to 1% of the aggregate purchase price paid by the investor under the purchase agreement (not to exceed 9% of such purchase price, in the aggregate). At this date Artisoft is obligated to pay some amount of liquidated damages, since the registration statement was not declared effective at March 31, 2005. The estimated monthly cost for each month of delay in the effectiveness of the registration is $273,000. Artisoft has also made other customary agreements regarding this registration, including matters relating to indemnification; maintenance of the registration statement; payment of expenses; and compliance with state “blue sky” laws.

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

We had operating losses for the quarter ended March 31, 2005 and in each of the last eleven fiscal years. We also had negative cash flow from operating activities in the quarter ended March 31, 2005 and in six out of the last ten fiscal years. If our revenues do not increase significantly, without a corresponding increase in expenses, we may never achieve profitability, on a sustained basis or at all, or generate positive cash flow in the future. In that case our business will fail. We expect to incur significant future operating losses and negative cash flows. Vertical Networks also incurred operating losses in each of its last three fiscal years, and had negative cash flow from operating activity many of which were acquired when the Company acquired most of the assets of Vertical Networks. The operations acquired from Vertical Networks may not generate profits or positive cash flow.

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

A significant portion of our revenues is generated by a small number of customers. If we were to lose one or more of these customers, our revenues would decline and our business and prospects would be materially harmed. We expect that even if we are successful in developing relationships with additional customers, our revenues will continue to be concentrated. We cannot assure you that we will be able to retain any of our current customers or that we will be able to obtain new customers. Paracon accounts for 19.2% and 20.9% for the three and nine months ended March 31, 2005, while CVS accounts for 69% of Deferred Revenue as of March 31, 2005.

We have only one significant original equipment manufacturer relationship, and we may not be able to establish relationships with similar original equipment manufacturers.

Our relationship with Toshiba represents our only arrangement to integrate any of our products with the products of an original equipment manufacturer (or “OEM”). We cannot assure you that we will be able to maintain this relationship or establish new relationships with other OEMs. Currently, our revenues from this OEM arrangement accounts are $.1 million and .3 million for the three and nine months ended March 31, 2005.

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

We depend on distributors and resellers to market and sell our products. If distributors and resellers in the software industry do not focus their marketing efforts on software- or server-based phone systems or focus on products competitive with TeleVantage or InstantOffice, our sales will be materially adversely affected. Failure of distributors and resellers to focus on software- or server-based phone systems may send a negative signal to current and potential customers concerning the viability of our industry or our product offerings. We depend upon the availability of distribution outlets to market our products. Loss of these outlets will harm our ability to broaden our brand acceptance and enhance our reputation in the market. In addition, our operating results would be adversely affected if one of our major distributors, resellers or original equipment manufacturers failed to timely and fully pay us for the products they purchased from us for resale or integration, as the case may be.

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

TeleVantage operates on hardware manufactured by Intel Corporation. We are dependent on the reliability of this hardware, and to the extent the hardware has defects it will affect the performance of TeleVantage. If the hardware becomes unreliable, does not perform in a manner that is acceptable to our customers or becomes more expensive, sales of TeleVantage could decline. Because our products run only on Microsoft software products and use other Microsoft Corporation technologies, including the Microsoft Data Engine, we must depend on the reliability and quality of such products and technologies. Errors or vulnerabilities in Microsoft products could impair sales of our products. Our customers may associate unreliability of the hardware and flaws in Microsoft products with a lack of quality of our products, which may cause us to lose customers and hurt future sales. Our ability to remedy malfunctions or errors will depend on the timeliness and availability of repair solutions from the manufacturers. Future success of our products and any new products will depend on the ability of our hardware and software manufacturers to produce reliable products in the future.

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

We conduct business globally. International sales accounted for approximately 10% of net sales for the nine months ended March 31, 2005, and 15%, 12%, and 8% of net sales for the years ended June 30, 2004, 2003 and 2002, respectively. We also acquire various raw materials and components from international suppliers. We intend to expand our presence in international markets, and we cannot assure you that we will compete successfully in international markets or meet the service and support needs of foreign customers. Our future results could be harmed by a variety of factors relating to international operations, including:

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

We agreed in the September 29, 2004 stock purchase agreement we entered into to file with the Securities Exchange Commission the registration statement with respect to this registration by November 12, 2004 and to use our best efforts to cause the registration statement to become effective on or before December 31, 2004. We are currently in breach of these conditions. Under the terms of the stock purchase agreement if the registration statement is not declared effective by the SEC on or prior to March 31, 2005 or if the registration statement, after being declared effective, ceases to be effective and available for any continuous period that exceeds 30 days or for one or more periods that exceed in the aggregate 60 days in any 12-month period, we will be required to pay each investor in the financing liquidated damages in an amount equal to 1.0% of the aggregate purchase price paid by the investor under the stock purchase agreement (not to exceed 9.0% of such purchase price, in the aggregate). At this date it is likely that Artisoft will be required to pay some amount of liquidated damages since the registration was not effective by March 31, 2005. In addition, we have made other representations, warranties and covenants that, if not satisfied, may subject our company to claims for indemnification, liability for breach of contract or other common law remedies.

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

We failed to timely file this Quarterly Report and our Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2004 and December 31, 2004. We also failed to timely file an amendment to our Current Report on Form 8-K originally filed September 29, 2004, to disclose the pro forma financial statements of Vertical Networks as well as the required financial statements of Vertical Networks, Inc. We filed the Quarterly Report for the quarter ended September 30, 2004 on January 25, 2005, filed the Quarterly Report for the quarter ended December 31, 2004 on April 1, 2005 and filed our amendment to our Form 8-K on April 20, 2005. As a result, we will be ineligible to register our securities on Form S-3 until twelve months after April 20, 2005, and ineligible to qualify for the safe harbor provisions for resale of restricted securities under Rule 144 of the Exchange Act. Inability to register securities on Form S-3 or sell restricted securities under the safe harbor provisions of Rule 144 limits the liquidity of our securities and restricts the market for our securities.

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

Our former independent registered public accounting firm have indicated that we have certain reportable conditions with our internal controls and as a result, our internal controls over financial reporting may not be effective.

Our former independent registered public accounting firm, KPMG LLP, advised management and the Audit Committee that, in connection with its review of our financial statements for the three month period ended December 31, 2004, KPMG noted certain matters involving internal control and its operation that it considered to be material weakness that constituted reportable conditions under standards established by the American Institute of Certified Public Accountants. Reportable conditions are matters coming to an independent registered public accounting firms’ attention that, in their judgment, relate to significant deficiencies in the design or operation of internal control and could adversely affect the organization’s ability to record, process, summarize, and report financial data consistent with the assertions of management in the financial statements. KPMG advised management and our Audit Committee that it considered the following to constitute reportable conditions related to internal control and their operations: our company did not have adequate staffing in our finance group with the appropriate level of experience to effectively control the increased level of transaction activity, address the complex accounting matters and manage the increased financial reporting complexities resulting from the acquisition of Vertical Networks and the associated integration activities.

We are also in the preliminary stages of preparing for our report on internal controls over financial reporting, which must be filed with the annual report for our fiscal year ending June 30, 2007. The effectiveness of our controls and procedures may be limited by a variety of risks, including, without limitation, faulty human judgment and simple errors, omissions, or mistakes; the collusion of two or more people or inappropriate management override of procedures; and imprecision in estimating and judging cost-benefit relationships in designing controls. At this point in the process, it is not possible to ascertain whether this report will disclose any significant deficiencies or material weaknesses in our internal controls over financial reporting or even whether we will be able to conclude, after such analysis, that our internal controls are effective; however, our failure to timely file our periodic Exchange Act reports during the months of November and December of 2004, as well as the matters discussed above, resulted in our accountants determining that we have a material weakness in our internal controls system. Upon a determination that we have such a material weakness, we will be required to report that our internal controls over financial accounting are not effective. If we fail to have effective internal controls and procedures for financial reporting in place, we could be unable to provide timely and reliable financial information.

Our disclosure controls and procedures are not effective.

Our Chief Executive Officer and Chief Financial Officer have determined that as of March 31, 2005, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in our Exchange Act reports is recorded, processed, summarized and reported within the time specified by the SEC’s rules and forms. This determination was made, in part, because we have failed to timely file our Quarterly Report on Form 10-Q for the quarters ended September 30, 2004, December 31, 2004 and March 31, 2005 and an amendment to our Current Report on Form 8-K originally filed September 29, 2004 to disclose certain financial data in connection with our acquisition of Vertical Networks. Our management also believes that we currently lack sufficient resources to address the financial reporting related to significant and complex business transactions.

Our stockholders could be adversely affected if M/C Venture Partners use their influence in a manner adverse to our stockholders’ interests.

As of October 1, 2004 , M/C Venture Partners beneficially owned approximately 51.7% of our common stock. Based upon its substantial stock ownership and their director rights, M/C Venture Partners is in a position to exert substantial influence over matters submitted to our stockholders for approval and our management and affairs, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, M/C Venture Partners currently maintains the contractual right to nominate two members to our seven member board of directors and has a shared right with our board of directors to nominate an additional two members. Under the September 29, 2004 stock purchase agreement, this shared nomination right increases to three directors on March 31, 2005. Accordingly, such concentration of ownership and ability to appoint members to our board may have the effect of delaying, deterring or preventing a change in control of our company, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to take control of our company, which in turn could have a negative effect on the market price of our stock. These actions could also be adverse to our other stockholders’ interests.

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

Evaluation of Disclosure Controls and Procedures.

As of March 31, 2005, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, the design and operation of these disclosure controls and procedures were not effective during the quarter ended March 31, 2005.

This determination was made because of our Chief Executive Officer’s and Chief Financial Officer’s belief that our company’s resources were insufficient to address its financial reporting requirements in a timely fashion during the quarter ended March 31, 2005. Recent filings of our Annual Reports on Form 10-K have been filed in a timely manner. However, we failed to timely file our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2004 and December 31, 2004 and an amendment to our Current Report on Form 8-K originally filed September 29, 2004 to disclose certain financial data in connection with our acquisition of Vertical Networks. Our management, including our Chief Executive Officer and Chief Financial Officer, believes that, during the quarter ended March 31, 2005, our company lacked the resources to address the financial reporting related to significant and complex business transactions.

Assessment of Internal Controls Over Financial Reporting.

The Company’s former independent registered public accounting firm, KPMG LLP, have advised management and the Audit Committee that, in connection with their review of the financial statements of the Company for the three month period ended December 31, 2004, KPMG noted certain matters involving internal control and its operation that it considered to be material weaknesses that constituted reportable conditions under standards established by the American Institute of Certified Public Accountants. Reportable conditions are matters coming to an independent registered public accounting firm’s attention that, in their judgment, relate to significant deficiencies in the design or operation of internal control and could adversely affect the organization’s ability to record, process, summarize, and report financial data consistent with the assertions of management in the financial statements. Further, a material weakness is a reportable condition in which the design or operation of one or more internal control components does not reduce to a relatively low level the risk that errors or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. KPMG LLP advised management and the Audit Committee that it considered the following to constitute a material weakness in internal control and operations: the Company did not have adequate staffing its finance group with the appropriate level of experience to effectively control the increased level of transaction activity, address the complex accounting matters and manage the increased financial reporting complexities resulting from the acquisition of Vertical Networks and the associated integration activities.

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

Date: June 3, 2005

	By	/s/ WILLIAM Y. TAUSCHER
William Y. Tauscher Chief Executive Office and Chairman of the Board

Date: June 3, 2005

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