Form 10-Q/A
period 2004-09-30
ARTISOFT INC
filed 2005-10-13
CIK 877931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

One Memorial Dr., Cambridge, Massachusetts 02142

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class of Common Stock	Shares Outstanding as of November 15, 2004
Common Stock, $0.01 par value per share	36,197,508

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to a number of risks and uncertainties. All statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “will”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any financings, future acquisitions, mergers, dispositions, joint ventures or strategic alliances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. The forward-looking statements provided by Artisoft in this Quarterly Report on Form 10-Q represent Artisoft’s estimates as of the date this report is filed with the SEC. Forward-looking statements contained herein do not reflect events transpiring subsequent to that date. We anticipate that subsequent events and developments will cause our estimates to change. However, while we may elect to update our forward-looking statements in the future, we specifically disclaim any obligation to do so. Our forward-looking statements should not be relied upon as representing our estimates as of any date subsequent to the date this report is filed with the SEC.

EXPLANATORY NOTE

The purpose of this Form 10-Q/A is to amend the Form 10-Q filed on January 25, 2005 to:

(1) Restate financial statements for an adjustment to Operating Expense and Deferred Compensation resulting from the reassessment of the appropriate value of stock based compensation in the form of stock options granted to new and continuing employees on the day that the Company acquired Vertical Networks, Inc. Originally no value had been assigned to the stock option grants that occurred in September 2004; however, upon further review during the audit of our fiscal year, ended June 30, 2005 it was determined that the grants represented a significant amount of stock-based compensation based on the intrinsic value of the underlying stock on the day of the grants as determined under the guidelines of APB 25, “Accounting for Stock Issued to Employees”. As a result, the Company is restating this Form 10-Q to reflect the deferred compensation of $10.1 million represented by the stock options as valued using APB 25.

The Items of our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, which are amended and restated herein, are:

- Items 1 and 2 of Part I

ARTISOFT, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1—FINANCIAL STATEMENTS

ARTISOFT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2004	June 30, 2004
	As restated
ASSETS

Current assets:

Cash and cash equivalents	$7,256	$2,747

Trade receivables, net of allowances of $772 and $80 at September 2004 and June 2004, respectively	6,135	1,334

Other receivables	17	—

Inventories	1,537	15

Prepaid expenses	432	340

Restricted cash	1,000	—

Total current assets	16,377	4,436

Property and equipment	4,342	3,885

Less accumulated depreciation and amortization	(3,663)	(3,602)

Net property and equipment	679	283

Goodwill	15,817	—

Other assets	514	379

	$33,387	$5,098

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$4,413	$486

Accrued liabilities	3,012	1,252

Deferred revenue	3,120	2,629

Customer deposits	176	179

Note Payable	272	—

Total current liabilities	12,916	4,546

Deferred Revenue-long term	1,918	—

Deferred tax liability	5	—

Total liabilities	12,916	4,546

Shareholders’ equity:

Preferred stock, $1.00 par value per share. Authorized 11,433,600 shares;

Series A preferred stock. Authorized 50,000 shares; no shares issued or outstanding at September 30, 2004 and June 30, 2004
Series B preferred stock. Authorized 2,800,000 shares; no shares issued or outstanding at September 30, 2004 and 2,800,000 issued and outstanding at June 30, 2004 (aggregate liquidation value $7 million at June 30, 2004)	—	2,800
Series C preferred stock. Authorized 2,627,002 shares; no shares issued or outstanding at September 30, 2004, and 2,627,002 shares issued and outstanding at June 30, 2004 (aggregate liquidation value $4 million)	—	2,530
Common stock, $.01 par value per share. Authorized 50,000,000 shares; issued and outstanding 31,806,150 shares at September 30, 2004 and 6,085,488 at June 30, 2004	318	61
Additional paid-in capital	146,096	109,649

Accumulated deficit	(45,286)	(43,880)

Deferred Compensation	(10,145)	—

Deferred Toshiba equity cost	(832)	(928)

Less treasury stock, at cost, 2,216,783 shares of common stock at September 30, 2004 and June 30, 2004	(69,680)	(69,680)

Net shareholders’ equity (deficit)	20,471	552

	$33,387	$5,098

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

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Areas where significant judgments are made include, but are not limited to revenue recognition as well as the accounting for our recent acquisition of Vertical Networks Inc. (“VNI”) discussed below. Actual results could differ materially from these estimates. The accounting policies applied are consistent with those disclosed in the Company’s Annual Report on Form 10-K as disclosed in Note 1.

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

(2) RESTATEMENT

In September 2004, Artisoft granted stock options to its executives and employees, including new employees hired that month as a result of the acquisition of Vertical Networks. These options were granted with a strike price 15%, or 17 cents below the price of shares sold as part of the September 2004 Equity Financing which was completed at the same time at a per share price of $1.1386 per share. Initially, no stock based compensation or deferred compensation expense was recorded for these grants, and the discount to the presumed basis of $1.1386 per share price was determined to create a non-material stock based compensation expense under APB 25, “Accounting for Stock Issued to Employees”.

The Company has subsequently determined that under APB 25 the intrinsic value of stock options must be computed using the “quoted market price” of the underlying common stock. Accordingly, the options granted in September 2004 should have been determined using the Company’s common stock trading price on the OTC market the day of the grant, without any discount for liquidity, volume or other factors. This value was determined to be $2.85 per share. This intrinsic value yields a discount of $1.88 per share for the options that were granted in September 2004. This substantial discount yields an initial deferred compensation of $10.1 million, and a stock-based compensation expense of $634 thousand per quarter based on the four year vesting schedule of the stock options in question.

The Company has restated the financial statements for the quarters ended September 30, 2004, December 31, 2004 and March 31, 2005 to reflect the correct deferred compensation balance at the end of each quarter, as well as the stock-based compensation expense that should have been recorded in the quarters ended December 31, 2004 and March 31, 2005.

The principal adjustments to restate the financial statements for the quarter ended September 30, 2004 are as follows:

Balance Sheet

The Balance Sheet impact of the changes discussed above include an increase of Additional Paid in Capital of $10.1 million, and the creation of a Deferred Compensation in Shareholders Equity of $10.1 million, all as of December 31, 2004.

(3) SIGNIFICANT ACCOUNTING POLICIES

Stock-Based Compensation

The Company applies APB Opinion No. 25 in accounting for its stock incentive plan and accordingly, compensation cost has been recognized for certain of its stock options in the financial statements where the exercise price had been below the fair market value of the underlying stock on the grant date. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss and net loss per common equivalent share for the three-month period ended September 30, 2004 and 2003 would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

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

Following March 28, 2005, the stock purchase agreement provides that Artisoft’s board of directors will consist of (1) its chief executive officer (a class II director), (2) one member designated by Special Situations Fund III, L.P. (an affiliate of Austin W. Marxe and David M. Greenhouse) so long as Special Situations Fund III, L.P. and its affiliates continue to beneficially own at least 50% of the shares of Artisoft’s common stock acquired upon the conversion of their shares of Artisoft’s series B preferred stock, and otherwise, one member designated by the former holders of Artisoft’s series B preferred stock and series C preferred stock (a class II director), (3) two members designated by M/C Venture Partners (class III directors) and (4) three directors with relevant industry experience designated by M/C Venture Partners and Artisoft’s board of directors (class I directors).

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

The following pro forma unaudited condensed financial information give effect to Artisoft’s acquisition of Vertical Networks as if it had occurred on July 1, 2003 for each period presented. The following information is based on historical results of operations of Artisoft for the three months ended September 30, 2003 and 2004 and of Vertical Networks for the same historical periods. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the future financial position or future results of operations of the consolidated company that would have actually occurred had the acquisition of Vertical Networks been effected as of July 1 for each period presented.

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

However, under Artisoft’s revenue recognition policy, the software license agreement for the telephone systems’ core software that provides when and if available updates and upgrades (“extended software support arrangement”) and the telephone system sales are considered multiple element arrangements. The extended software support agreement would apply to all previous and future system sales. As Vertical had not historically sold extended software support separately to other customers or on a renewal basis, sufficient vendor-specific objective evidence of fair value does not exist to allocate the arrangement fee to the systems and the extended software support arrangement. Accordingly, the fee for previous and future system sales considered to be part of a multiple element arrangement, or combined unit of accounting, with the extended software support arrangement is recognized ratably over the term of the extended software support arrangement along with the extended support fee. The pro forma adjustment reduces revenues to the amount that would have been recognized under Artisoft’s policy in order to provide a better indication of what the results of operations would have been had the transaction occurred at the beginning of the period presented.

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

(9) INVENTORIES

Inventories at September 30, 2004 and June 30, 2004 consist of the following (in thousands):

	September 30, 2004	June 30, 2004
Raw Materials	$163	$4
Finished Goods	$1,374	$11
	$1,537	$15

The aforementioned acquisition of Vertical Networks Inc. is the reason for the substantial increase in inventory.

Item 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with the consolidated financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q. This item contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. Actual results may differ materially from those included in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth under “Risk Factors” commencing on page 23, as well as those otherwise discussed in this section and elsewhere in this quarterly report on Form 10-Q. See “Forward-Looking Statements”.

RESTATEMENT

Our previously issued consolidated balance sheets as of September 30, 2004 have been restated.

The following “Management’s Discussion and Analysis” has been restated to reflect the changes more fully described within note 2 of the notes to restated consolidated financial statements.

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

Expenses in product development increased by 11.8% during the quarter ended September 30, 2004 compared to the same period in the prior fiscal year. This increase reflects an increase in expenses due to increased activity in TeleVantage product development, and additional development costs resulting from the acquisition of Vertical Networks’ product development operations.

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

Furthermore, our failure to timely file our Exchange Act reports may result in our common stock being delisted from the OTC Bulletin Board and adversely affect our ability to list our common stock on a national exchange or the NASDAQ Stock Market (See “Risk Factors—We are not current in our Exchange Act reports and may fail to timely file periodic Exchange Act reports in the future.”)

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

The integration of Artisoft’s and Vertical Networks’ businesses may distract management from achieving its operational objectives which could limit Artisoft’s ability to retain its employees.

The integration of Artisoft’s and Vertical Networks’ businesses will require the dedication of management resources. This may distract management’s attention from the day-to-day business of Artisoft. Employee uncertainty and lack of focus during integration may also disrupt the business of Artisoft. The retention by Artisoft of key employees is critical to ensure continued advancement, development and support of Artisoft’s technologies as well as on-going sales and marketing efforts. During the integration phase, competitors may intensify their efforts to recruit key employees. Artisoft may not be able to retain key technical, sales or marketing personnel, which would adversely affect Artisoft’s business.

If Artisoft and Vertical Networks cannot be successfully integrated, the anticipated advantages of the recent acquisition of Vertical Networks may not be realized.

In order to maintain and increase profitability Artisoft will need to successfully integrate and streamline overlapping functions of Vertical Networks. The desired cost savings may not be achieved and the integration of Artisoft’s and Vertical Networks’ operations may not be accomplished smoothly, expeditiously or successfully.

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

Based upon its substantial stock ownership and their director rights, M/C Venture Partners may be able to exert substantial influence over matters submitted to our stockholders for approval and our management and affairs, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. As of October 1, 2004, M/C Venture Partners beneficially owned approximately 51.69% of our common stock. In addition to its beneficial ownership interest in Artisoft’s common stock, the stock purchase agreement governing M/C Venture Partners’ September 2004 investment in Artisoft provides for significant board of directors rights, and other privileges, for M/C Ventures.

The stock purchase agreement provides that, initially, (1) M/C Venture Partners may designate two members of Artisoft’s board of directors and (2) M/C Venture Partners and Artisoft’s board of directors may designate by mutual agreement two other directors. Pursuant to these provisions, M/C Venture Partners has designated John P. Ward and Matthew J. Rubins, each a general partner of M/C Venture Partners, as Artisoft directors, and M/C Venture Partners and Artisoft’s board of directors have mutually agreed to designate Michael P. Downey and Francis E. Girard, each an existing Artisoft director, Artisoft directors. Following March 28, 2005, the stock purchase agreement provides that (1) M/C Venture Partners may designate two members of Artisoft’s board of directors and (2) M/C Venture Partners and Artisoft’s board of directors may designate by mutual agreement three directors with relevant industry experience. M/C Venture Partners’ designees are entitled to membership on the compensation and nominating committees of the board of directors.

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

We have a change in control agreement with our Senior Vice President of Development, Christopher H. Brookins that provides that in the event of termination of Mr. Brookins’ employment within two years of a change in control either without cause or by Mr. Brookins for “good reason,” such as a reduction in duties and responsibilities:

•	all of Mr. Brookins’ unvested options vest and become exercisable in full; and

•	Artisoft will pay Mr. Brookins a lump sum equal to one year’s base salary plus bonus.

Due to open market purchases of our common stock, a change in control, within the meaning of the change in control agreement, occurred in December 2002. Therefore, Mr. Brookins will receive benefits under his change in control agreement in the event his employment at Artisoft is terminated prior to December 2006 either without cause or for good reason. Mr. Brookins’ current annual salary is $180,000 and he did not receive a bonus during the 2004 fiscal year.

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

Interest Rate Risk. Artisoft may be exposed to interest rate risk on certain of its cash equivalents. The value of certain of the Company’s investments may be adversely affected in a rising interest rate investment environment. Although Artisoft does not anticipate any material losses from such a movement in interest rates, no assurances can be made that material losses will not be incurred in the future.

Item 4—CONTROLS AND PROCEDURES

Artisoft’s management, with the participation of Artisoft’s chief executive officer and chief financial officer, evaluated the effectiveness of Artisoft’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2004. Based on this evaluation, Artisoft’s chief executive officer and chief financial officer concluded that, as of September 30, 2004, Artisoft’s disclosure controls and procedures were (1) designed to ensure that material information relating to Artisoft, including its consolidated subsidiaries, is made known to Artisoft’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by Artisoft in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

The Company’s independent auditors, KPMG LLP, have advised management and the Audit Committee that, in connection with KPMG’s review of the financial statements of the Company for the three month period ended September 30, 2004, it noted certain matters involving internal control and its operation that constituted reportable conditions under standards established by the American Institute of Certified Public Accountants. Reportable conditions are matters coming to an independent auditors’ attention that, in their judgment, relate to significant deficiencies in the design or operation of internal control and could adversely affect the organization’s ability to record, process, summarize, and report financial data consistent with the assertions of management in the financial statements. KPMG advised management and the Audit Committee that it considered the following to constitute reportable conditions related to internal control and their operations: the Company did not have adequate staffing in its finance group with the appropriate level of experience to effectively control the increased level of transaction activity, address the complex accounting matters and manage the increased financial reporting complexities resulting from the acquisition of Vertical Networks, Inc. and the associated integration activities.

The Company is still in the process of assessing the findings of its independent auditors. As noted above, however, the Company has made and is continuing to make changes in its controls and procedures, including its internal control over financial reporting, aimed at enhancing their effectiveness and ensuring that the Company’s systems evolve with, and meet the needs of, the Company’s business. The Company is also continually striving to improve its management and operational efficiency and the Company expects that its efforts in that regard will enhance and strengthen the Company’s controls and procedures, including its internal control over financial reporting. For example, the Company has recently added to its accounting staff and expects to hire additional professionals to upgrade and reinforce the technical resources available to the staff. The Company is also continuing its efforts to upgrade its information technology capabilities and is preparing for the implementation of a uniform and consolidated accounting system at all of its business units. The Company will also hire an outside firm, not affiliated with its independent auditors, to complete an objective review of internal controls and provide recommendations for continued improvement of financial processes and controls, in preparation for Sarbanes-Oxley compliance testing.

No change in Artisoft’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, Artisoft’s internal control over financial reporting.

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

ARTISOFT, INC.

Date: October 13, 2005	By	/s/ WILLIAM Y. TAUSCHER William Y. Tauscher Chief Executive Officer and Chairman of the Board

Date: October 13, 2005	By	/s/ DUNCAN G. PERRY Duncan G. Perry Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Sublease, dated January 7, 2000, by and between Vertical Networks Inc. and MMC Networks Inc., filed as Exhibit 10.1 of the Registrant’s Form 10-Q filed on January 25, 2005.

+10.2	Software Purchase Agreement, dated August 20, 2004 by and between Vertical Networks Inc. and CVS Pharmacy Inc., filed as Exhibit 10.2 of the Registrant’s Form 10-Q filed on January 25, 2005.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Confidential materials omitted and filed separately with the Commission