Form 10-Q/A
period 2004-12-31
ARTISOFT INC
filed 2005-10-13
CIK 877931

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

One Memorial Drive, Cambridge, Massachusetts 02142

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

EXPLANATORY NOTE

The purpose of this Form 10-Q/A is to amend the Form 10-Q filed on April 1, 2005 to:

(1) Restate financial statements for an adjustment to Operating Expense and Deferred Compensation resulting from the reassessment of the appropriate value of stock based compensation in the form of stock options granted to new and continuing employees on the day that the Company acquired Vertical Networks, Inc. Originally no value had been assigned to the stock option grants that occurred in September 2004; however, upon further review during the audit of our fiscal year, ended June 30, 2005 it was determined that the grants represented a significant amount of stock-based compensation based on the intrinsic value of the underlying stock on the day of the grants as determined under the guidelines of APB 25, “Accounting for Stock Issued to Employees”. As a result, the Company is restating this Form 10-Q to reflect stock based compensation expense resulting from the amortization of the deferred compensation of $10.1 million represented by the stock options as valued using APB 25.

The Items of our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, which are amended and restated herein, are:

•	Items 1 and 2 of Part I

ARTISOFT, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.—FINANCIAL STATEMENTS

ARTISOFT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2004	June 30, 2004
	As Restated
ASSETS
Current assets:
Cash and cash equivalents	8,280	$2,747
Trade receivables, net of allowances of $492 and $80 at December 2004 and June 2004, respectively	8,062	1,334
Other receivables	13	—
Inventories	1,329	15
Prepaid expenses	372	340
Deferred costs	795	—
Restricted cash	1,000	—

Total current assets	19,851	4,436

Property and equipment	5,010	3,885
Less accumulated depreciation and amortization	(3,794)	(3,602)

Net property and equipment	1,216	283

Deferred costs	2,540
Goodwill	12,896	—
Intangible Assets, net of accumulated amortization	4,078
Other assets	439	379

	$41,020	$5,098

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,253	$486
Accrued liabilities	2,939	1,252
Deferred revenue	4,595	2,629
Customer deposits	176	179

Total current liabilities	12,963	4,546

Deferred Revenue-long term	5,585	—
Deferred tax liability	89	—

Total liabilities	18,637	4,546

Shareholders’ equity:
Preferred stock, $1.00 par value per share. Authorized 11,433,600 shares;
Series A preferred stock. $1.00 par value, Authorized 50,000 Series A shares; no Series A shares issued at December 31 and at June 30, 2004.
Series B preferred stock. $1.00 par value, Authorized 2,800,000 Series B shares; no Series B shares issued or outstanding at December 31, 2004; issued 2,800,000 Series B shares at June 30, 2004 (Aggregate liquidation value $7 million)	—	2,800
Series C preferred stock. Authorized 2,627,002 shares; no shares issued or outstanding at December 31, 2004, and 2,627,002 shares issued and 2,530,335 outstanding at June 30, 2004 (aggregate liquidation value $4 million)	—	2,530
Common stock, $.01 par value per share. Authorized 50,000,000 shares; issued and outstanding 36,224,880 shares at December 31, 2004 and 6,085,488 at June 30, 2004	362	61
Additional paid-in capital	151,064	109,649
Accumulated deficit	(49,090)	(43,880)
Deferred compensation	(9,511)	—
Deferred Toshiba equity cost	(762)	(928)
Less treasury stock, at cost, 2,216,783 shares of common stock at December 31,2004 and June 30, 2004	(69,680)	(69,680)

Net shareholders’ equity	22,383	552

	$41,020	$5,098

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ARTISOFT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
	As Restated		As Restated
Net product revenue	$4,668	$1,970	$$7,602	$3,937
Cost of sales	934	47	1,299	105
Gross profit	3,734	1,923	6,303	3,832
Operating expenses:
Sales and marketing	3,154	1,314	4,952	2,663
Product development	2,057	800	2,930	1,581
General and administrative	1,410	803	2,712	1,577
Stock Based Compensation [1]	634	—	634	—
Amortization of Intangible assets	222	—	222	—

Total operating expenses	7,477	2,917	11,450	5,821

Loss from operations	(3,743)	(994)	(5,147)	(1,989)
Other income, net	23	4	26	9
Net loss	(3,720)	(990)	(5,121)	(1,980)

Income tax	(84)	—	(89)	—

Net Loss after income tax	(3,804)	(990)	(5,210)	(1,980)
Deemed dividend to series C preferred shareholders	—	—	(1,368)	(2,009)
Deemed dividend to series B preferred shareholders	—	—	(100)	(1,088)
Loss applicable to common shareholders	$(3,804)	$(990)	(6,678)	(5,077)
Loss applicable to common shareholders per share—basic and diluted	$(0.11)	$(0.27)	(0.35)	(1.49)
Weighted average common shares outstanding—basic and diluted	33,981	3,692	19,344	3,416
[1] The following tables summarizes the allocation of stock-based compensation:

Sales and Marketing	$205	$—	$205	$—
Product Development	281	—	281	—
General and Administrative	148	—	148	—

Total Stock-based compensation	634	—	634	—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ARTISOFT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended December 31,
	2004	2003
	As Restated
Cash flows from operating activities:
Net loss	$(5,210)	$(1,980)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	480	245
Deferred tax expense	89	—
Amortization of deferred Toshiba equity costs	166	149
Non-cash compensation	634	285
Non-cash changes in accounts receivable allowances:
Additions	71	56
Reductions	—	(45)
Changes in assets and liabilities:
Trade accounts receivables	(3,170)	(137)
Inventories	(348)	(104)
Prepaid expenses	283	193
Deferred costs	(3,335)	—
Accounts payable	(4)	(146)
Accrued liabilities	(86)	(858)
Deferred revenue	4,990	(18)
Note payable	(272)
Customer deposits	(3)	229
Other assets	(44)	7
Other receivables	4

Net cash used in operating activities	(5,755)	(2,124)

Cash used to acquire Vertical Networks, net of cash acquired of $277 and net of acquisition costs	(13,227)	—
Purchases of property and equipment	(726)	(88)
Restricted cash contingency payable to Vertical Networks shareholders	(1,000)	—

Net cash used in investing activities	(14,953)	(88)

Cash flows from financing activities:
Proceeds from issuance of series C preferred stock, net of expenses	—	3,338
Net proceeds from issuance of common stock	26,241	31

Net cash provided by financing activities	26,241	3,369

Net increase in cash and cash equivalents	5,533	1,157
Cash and cash equivalents at beginning of period	2,747	3,041
Cash and cash equivalents at end of period	8,280	4,198
SUPPLEMENTAL CASH FLOW INFORMATION FROM FINANCING ACTIVITIES:
Non cash dividend to series C preferred shareholders	1,368	2,009
Non cash dividend to series B preferred shareholders	100	1,088

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

The principal adjustments to restate the financial statements for the quarter ended December 31, 2004 are as follows:

Balance Sheet

The Balance Sheet impact of the changes discussed above include an increase of Additional Paid in Capital of $10.1 million, and increase in the Accumulated Deficit of $634 thousand and the creation of a Deferred Compensation in Shareholders Equity of $9.5 million, all as of December 31, 2004.

Statement of Operations

The Statement of Operations impact of the changes discussed above include an increase in Operating Expenses of $634 thousand, and a resulting increase in the Operating Loss, Net Loss and Loss Applicable to Common Shareholders of $634 thousand, for both the three and six month periods ended December 31, 2004.

(3) SIGNIFICANT ACCOUNTING POLICIES

Stock-Based Compensation

The Company applies APB Opinion No. 25 in accounting for its stock incentive plan and accordingly, compensation cost has been recognized for certain of its stock options in the financial statements where the exercise price had been below the intrinsic value of the underlying stock on the grant date. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss and net loss per common equivalent share for the three-and six month period ended December 31, 2004 and 2003 would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
	As Restated		As Restated
Reported net loss applicable to common stock	$(3,804)	$(990)	$(6,678)	$(5,077)
Stock-based compensation expense included in reported net loss	$634	$—	$634	$—
Stock based compensation expense determined under fair value method for all awards	$(1,238)	$(290)	$(1,649)	$(623)
Pro forma net loss applicable to common stock	$(4,408)	$(1,280)	$(7,693)	$(5,700)
Reported loss per share applicable to common stock	$(0.11)	$(.27)	$(0.35)	$(1.49)
Pro forma loss per share applicable to common stock	$(0.13)	$(.35)	$(0.40)	$(1.67)

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

(4) NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment , which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. We are currently evaluating the impact of the adoption of SFAS No. 123(R) and therefore we are currently unable to quantify its effect on our condensed consolidated financial statements and results of operations; however, we believe that our stock compensation expense will increase in absolute dollars upon adoption of the standard. See pro forma disclosure as currently provided under SFAS 123 in note 2.

(5) ACQUISITION OF VERTICAL NETWORKS AND FINANCING

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

(5) ACQUISITION OF VERTICAL NETWORKS AND FINANCING (CONTD.)

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

Artisoft has agreed to register, under the Securities Act of 1933, the shares issued and sold under the stock purchase agreement for resale by the investors. Artisoft agreed to file with the Securities and Exchange Commission the registration statement with respect to this registration by November 12, 2004 and to use its best efforts to cause the registration statement to become effective on or before December 31, 2004. Artisoft has not yet filed the registration statement. If the registration statement is not declared effective by the SEC on or prior to March 31, 2005 or if the registration statement, after being declared effective, ceases to be effective and available for any continuous period that exceeds 30 days or for one or more periods that exceed in the aggregate 60 days in any 12-month period, Artisoft will be required to pay each investor in the financing liquidated damages in an amount equal to 1% of the aggregate purchase price paid by the investor under the purchase agreement (not to exceed 9% of such purchase price, in the aggregate). At this date it is likely that Artisoft will be required to pay some amount of liquidated damages, since the registration will not be effective by March 31, 2005 . Commencing on April, 2005, the expense expected from each month of delay in achieving effective registration of the shares is $275,000 per month. Artisoft has also made other customary agreements regarding this registration, including matters relating to indemnification; maintenance of the registration statement; payment of expenses; and compliance with state “blue sky” laws.

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

		Three Months Ended December 31, 2003
	Three Months Ended December 31, 2004 Combined	Artisoft	Vertical Networks	Pro Forma Adjustment	Combined Pro Forma as Adjusted
Net product revenue	4,668	1,970	8,592	(3,719)	6,843
Net (loss)/income after income tax	(3,804)	(990)	1,679	(2,043)	(1,354)
(Loss)/income applicable to common stock	(3,804)	(990)	1,679	(2,043)	(1,354)
Loss applicable to common stock – Basic and Diluted	(0.11)	(0.27)			(0.37)

	Six Months Ended December 31, 2004				Six Months Ended December 31, 2003
	Artisoft	Vertical Networks	Pro Forma Adjustments	Pro Forma as Adjusted	Artisoft	Vertical Networks	Pro Forma Adjustment	Pro Forma as Adjusted
Net product revenue	7,602	3,923	(447)	11,078	3,937	16,618	(9,590)	10,966
Net (loss)/income after income tax	(5,210)	(1,181)	(602)	(6,359)	(1,980)	1,309	(5,410)	(6,081)
(Loss)/income applicable to common stock	(6,678)	(1,181)	(602)	(7,827)	(5,077)	1,309	(5,410)	(9,178)
Loss applicable to common stock – Basic and Diluted	(0.35)	(0.25)		(0.40)	(1.49)			(2.69)

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

(6) LIQUIDITY The Company has incurred losses and negative cash flows from operations in every fiscal period since 1996 and has an accumulated deficit, including non-cash equity charges, of $48 million as of December 31, 2004. For the six months ended December 31, 2004 the Company incurred a net loss of approximately $4.6 million, which includes negative cash flows from operations of approximately $5.8 million. Management expects that operating losses and negative cash flows will continue in the near future and anticipates that losses will increase somewhat from current levels as a result of the cost of absorbing the operations acquired from Vertical Networks on September 28, 2004. The Company anticipates that it, with available cash of $8.3 million at December 31, 2004 combined with increased revenues and cash-flows, will meet its anticipated cash requirements during and through our fiscal 2005 year. The Company expects to increase its revenue and cash flows in the foreseeable future as the result of the acquisition of the InstantOffice product line and its resellers and systems integrators.

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

(7) PREFERRED STOCK

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

(8) GUARANTEES

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

(9) COMPUTATION OF NET LOSS PER SHARE

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

(10) INVENTORIES

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

RESTATEMENT

Our previously issued consolidated balance sheets as of December 31, 2004 and the related consolidated statements of operations for the three and six month periods ended December 31, 2004 and cash flows for the six months ended December 31, 2004 have been restated.

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

Operating Expenses

Our operating expenses are comprised of:

•	Sales and marketing costs, which consist primarily of salaries and employee benefits for sales and marketing employees, travel and marketing programs

•	Product development costs, which consist primarily of salaries and employee benefits for engineering and technical personnel

•	General and administrative expenses, which generally represent salaries and employee benefits costs of corporate, finance, human resource and administrative personnel, as well as professional fees, insurance costs, consulting fees and administrative expenses.

•	Stock-based, non-cash compensation expense

•	Amortization of intangible assets acquired from Vertical Networks, Inc.

Operating expenses for the quarter ended December 31, 2004 increased approximately 156.3%, compared to the same period in the prior fiscal year.

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

Operating Expenses (in thousands, except percentages)

	Three Months Ended		Change	Six Months Ended		Change
	December 31, 2004	December 31, 2003		December 31, 2004	December 31, 2003
Sales and Marketing	3,154	1,314	140%	4,952	2,663	86%
% of Net Revenue	68%	67%		65%	68%
Product Development	2,057	800	157%	2,930	1,581	85%
% of Net Revenue	44%	41%		39%	40%
General and Administrative	1,410	803	76%	2,712	1,577	72%
% of Net Revenue	30%	41%		36%	40%
Total Operating Expenses (including Amortization of intangibles and stock-based compensation)	7,477	2,917	156%	11,450	5,821	97%
% of Net Revenue	160%	148%		151%	148%

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

Stock Based Compensation

Operating expenses for the quarter ended December 31, 2004 included $634 thousand of non-cash, stock based compensation expense relating to discounted stock options granted in September 2004. Prior periods included no stock based compensation.expense.

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

Our products are sophisticated systems that are generally deployed with many users. Implementation of these systems by enterprises is complex, time consuming and expensive. Long implementation cycles may delay the recognition of revenue as some of our customers engage us to perform system implementation services, which can defer revenue recognition for the related product revenue. In addition, when we experience long implementation cycles, we may incur costs at a higher level than anticipated, which may reduce the anticipated profitability of a given implementation .

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