Form 10-Q/A
period 2005-03-31
ARTISOFT INC
filed 2005-10-13
CIK 877931

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

EXPLANATORY NOTE

The purpose of this Form 10-Q/A is to amend the Form 10-Q filed on June 3, 2005 to:

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

The Items of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005, which are amended and restated herein, are:

•	Items 1 and 2 of Part I

ARTISOFT, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.—FINANCIAL STATEMENTS

ARTISOFT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2005	June 30, 2004
	As restated
ASSETS
Current assets:
Cash and cash equivalents	$5,484	$2,747
Trade receivables, net of allowances of $1,078 and $80 at March 31, 2005 and June 30, 2004, respectively	7,517	1,334
Inventories	1,201	15
Prepaid expenses	494	340
Deferred costs	1,782	—
Restricted cash	1,000	—

Total current assets	17,478	4,436

Property and equipment	5,213	3,885
Less accumulated depreciation and amortization	(3,988)	(3,602)

Net property and equipment	1,225	283

Deferred costs – long term	5,498	—
Goodwill	12,735	—
Intangible Assets, net of accumulated amortization	3,863	—
Other assets	420	379
	$41,219	$5,098

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,903	$486
Accrued liabilities	1,931	1,252
Deferred revenue	7,452	2,629
Customer deposits	176	179

Total current liabilities	13,462	4,546

Deferred revenue-long term	9,252	—
Deferred tax liability	173	—

Total liabilities	22,887	4,546

Shareholders’ equity:
Preferred stock, $1.00 par value per share. Authorized 11,433,600 shares; Series A preferred stock. $1.00 par value, Authorized 50,000 Series A shares; no Series A shares issued at March 31, 2005 and at June 30, 2004.	—	—
Series B preferred stock. $1.00 par value, Authorized 2,800,000 Series B shares; no Series B shares issued or outstanding at March 31, 2005; issued 2,800,000 Series B shares at June 30, 2004 (Aggregate liquidation value $7 million)	—	2,800
Series C preferred stock. Authorized 2,627,002 shares; no shares issued or outstanding at March 31, 2005, and 2,627,002 shares issued and 2,530,335 outstanding at June 30, 2004 (aggregate liquidation value $4 million)	—	2,530
Common stock, $.01 par value per share. Authorized 50,000,000 shares; issued and outstanding 36,497,546 shares at March 31, 2005 and 6,085,488 at June 30, 2004	365	61
Additional paid-in capital	151,688	109,649
Accumulated deficit	(54,445)	(43,880)
Deferred Compensation	(8,877)	—
Deferred Toshiba equity cost	(719)	(928)
Less treasury stock, at cost, 2,216,783 shares of common stock at March 31,2005 and June 30, 2004	(69,680)	(69,680)

Shareholders’ equity	18,332	552
	$41,219	$5,098

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ARTISOFT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
	As restated		As restated
Net product revenue	$4,182	$2,494	$11,784	$6,431
Cost of sales	918	72	2,217	177

Gross profit	3,264	2,422	9,567	6,254
Operating expenses:
Sales and marketing	3,607	1,537	8,559	4,201
Product development	2,566	769	5,496	2,350
General and administrative	1,543	448	4,255	2,025
Stock Based Compensation [1]	634	—	1,268	—
Amortization of intangible assets	215	—	437	—

Total operating expenses	8,565	2,754	20,015	8,576
Loss from operations	(5,301)	(332)	(10,448)	(2,322)
Other income, net	30	5	56	14

Loss before income taxes	(5,271)	(327)	(10,392)	(2,308)
Income tax provision	(84)	—	(173)	—

Net Loss	(5,355)	(327)	(10,565)	(2,308)
Deemed dividend to series C preferred shareholders	—	—	(1,368)	(2,009)
Deemed dividend to series B preferred shareholders	—	—	(100)	(1,088)

Net Loss applicable to common shareholders	$(5,355)	$(327)	$(12,033)	$(5,405)
Net Loss applicable to common shareholders per share—basic and diluted	$(0.16)	$(0.09)	$(0.50)	$(1.52)
Weighted average common shares outstanding—basic and diluted	34,262	3,823	24,244	3,551
(1) The following summarizes the allocation of stock-based compensation from discounted options:

Sales and marketing	$205	$—	$410	—
Product development	281	—	562	—
General and administrative	148	—	296	—

Total	634	—	1,268	—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ARTISOFT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended March 31,
	2005	2004
	As restated
Cash flows from operating activities:
Net loss	$(10,565)	$(2,308)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	889	329
Deferred tax expense	173	—
Amortization of deferred Toshiba equity costs	209	266
Non-cash compensation	1,268	285
Non-cash changes in accounts receivable allowances	166	10
Changes in assets and liabilities:
Trade receivables	(2,636)	(500)
Inventories	(126)	2
Prepaid expenses	161	155
Deferred costs	(7,280)	—
Accounts payable	(1,221)	(122)
Accrued liabilities	(1,227)	(958)
Deferred revenue	11,514	(157)
Note payable	(272)	—
Customer deposits	(3)	229
Other assets	(25)	(99)

Net cash used in operating activities	(8,975)	(2,868)
Cash flows from investing activities:
Cash used to acquire Vertical Networks, net of cash acquired of $277	(13,227)	—
Purchases of property and equipment	(929)	(94)
Capitalization of developed software	—	(104)
Restricted cash contingently payable to Vertical Networks shareholders	(1,000)	—

Net cash used in investing activities	(15,156)	(198)
Cash flows from financing activities:
Proceeds from issuance of series C preferred stock, net of expenses	—	3,338
Net proceeds from issuance of common stock	26,868	31

Net cash provided by financing activities	26,868	3,369
Net increase in cash and cash equivalents	2,737	303
Cash and cash equivalents at beginning of period	2,747	3,041

Cash and cash equivalents at end of period	$5,484	$3,344

SUPPLEMENTAL CASH FLOW INFORMATION FROM FINANCING ACTIVITIES:
Non cash dividend to series C preferred shareholders	$1,368	$2,009
Non cash dividend to series B preferred shareholders	$100	$1,088

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

The principal adjustments to restate the financial statements for the quarter ended March 31, 2005 are as follows:

Balance Sheet

The Balance Sheet impact of the changes discussed above include an increase of Additional Paid in Capital of $10.1 million, and increase in the Accumulated Deficit of $1.268 million and the creation of a Deferred Compensation in Shareholders Equity of $8.9 million, all as of March 31, 2005.

Statement of Operations

The Statement of Operations impact of the changes discussed above include an increase in Operating Expenses of $634 thousand and $1.268 million, respectively, for the three and nine month periods ended March 31, 2005, and a resulting increase in the Operating Loss, Net Loss and Loss Applicable to Common Shareholders of $634 thousand and $1.268 million, respectively, for three and nine month periods ended March 31, 2005.

(3) SIGNIFICANT ACCOUNTING POLICIES

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

	Three Months Ended March 31,		Nine Months Ended March 31
	2005	2004	2005	2004
Reported net loss applicable to common shareholders	$(5,355)	$(327)	$(12,033)	$(5,405)
Stock based compensation expense in reported net loss	$634	$—	$1,268	$—
Stock based compensation expense determined under fair value method for all awards	$(1,161)	$(268)	$(2,810)	$(891)

Pro forma net loss applicable to common shareholders	$(5,882)	$(595)	$(13,575)	$(6,296)
Reported loss per share applicable to common shareholders	$(0.16)	$(0.09)	$(0.50)	$(1.52)
Pro forma loss per share applicable to common shareholders	$(0.17)	$(0.16)	$(0.56)	$(1.77)

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

	Three Months Ended March 31, 2005 Combined as restated	Three Months Ended March 31, 2004
		Artisoft	Vertical Networks	Pro Forma Adjustment	Combined Pro Forma as Adjusted
Net product revenue	4,182	2,494	5,212	(2,663)	5,043
Net loss after income tax	(5,355)	(327)	(1,592)	(1,622)	(3,541)
Loss applicable to common stock	(5,355)	(327)	(1,592)	(1,622)	(3,541)
Loss applicable to common stock – Basic and Diluted	(0.16)	(0.09)			(0.93)

	Nine Months Ended March 31, 2005				Nine Months Ended March 31, 2004
	Artisoft As restated	Vertical Networks	Pro Forma Adjustments	Pro Forma as Adjusted	Artisoft	Vertical Networks	Pro Forma Adjustment	Pro Forma as Adjusted
Net product revenue	11,784	3,923	(447)	15,260	6,431	18,449	(11,197)	13,683
Net loss after income tax	(10,565)	(1,181)	(602)	(11,080)	(2,308)	(3,554)	(6,532)	(12,394)
Loss applicable to common stock	(12,033)	(1,181)	(602)	(12,548)	(5,405)	(3,554)	(6,532)	(15,491)
Loss applicable to common stock – Basic and Diluted	(0.50)	(0.25)		(0.52)	(1.52)			(4.36)

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

(10) INVENTORIES

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

RESTATEMENT

Our previously issued consolidated balance sheets as of March 31, 2005 and the related consolidated statements of operations for the three and nine month periods ended March 31, 2005 and cash flows for the nine months ended March 31, 2005 have been restated.

The following “Management’s Discussion and Analysis” has been restated to reflect the changes more fully described within note 2 of the notes to restated consolidated financial statements.

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Areas where significant judgments are made include, but are not limited to revenue recognition and values attributed to the assets and liabilities acquired pertaining to the acquisition of Vertical Networks. The estimated values of current assets and liabilities were based upon their historical costs in the hands of the seller on the date of acquisition due to their short-term nature. Property and equipment was also estimated based upon its historical cost as there was no appreciated real estate and the historical costs of the office equipment, furniture and machinery most closely approximated fair value. This amount may be adjusted subsequently when we complete our assessment of the property and equipment that will be utilized in the combined operations and those that will be disposed. The estimated value of deferred revenue was based upon the guidance in EITF 01-03, Accounting in a Business Combination for Deferred Revenue of an Acquiree , and was calculated as the estimated cost for the Company to fulfill the contractual obligations acquired under various customer contracts plus a fair value profit margin, which was based upon an independent valuation. Intangible assets totalling $4.3 million were identified and valued based upon our independent valuation. These assets consist primarily of customer contracts, customer relationship and acquired technology. The excess purchase price of $12.7 million was allocated to goodwill based upon the value acquired in the form of additional scale and economies of scale resulting from the size of the combined entity, and the value of the assembled workforce, especially the engineering and sales talent personnel who have continued as part of the acquired operation.

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

Operating Expenses

Our operating expenses are comprised of:

•	Sales and marketing costs, which consist primarily of salaries and employee benefits for sales and marketing employees, travel and marketing programs;

•	Product development costs, which consist primarily of salaries and employee benefits for engineering and technical personnel;

•	General and administrative expenses, which generally represent salaries and employee benefits costs of corporate, finance, human resource and administrative personnel, as well as professional fees, insurance costs, consulting fees and administrative expenses;

•	Non-cash, stock based compensation expense; and

•	Amortization of intangible assets acquired from Vertical Networks, Inc.

Operating expenses for the quarter ended March 31, 2005 increased approximately 211%, compared to the same period in the prior fiscal year.

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

Results of Operations

Principal Factors; Outlook

Our operating performance for the three and nine months ended March 31, 2005 was mixed when compared to the same periods of 2004. Our revenues increased significantly as a result of the acquisition of the Instant Office product line. Our earnings for both the three and nine months, however, declined significantly when compared to the same periods of 2004. Though not establishing a trend, the principal factors affecting this change were:

•	The deferral of $7.5 million and $13.1 million of revenue, and $4.3 million and $7.8 million of cost of sales for the three and nine months ended March 31, 2005, relating to product sales linked to support contracts acquired from Vertical Networks, Inc., which resulted in the deferral of $3.2 million and $5.3 million of gross profit and earnings for the three and nine months ended March 31, 2005;

•	Decrease in gross margins by 19.1% from 97.1% to 78.0% and by 16.1% from 97.3% to 81.2% as a result of the inclusion of hardware in the sales of products acquired from Vertical Networks, Inc. for the three and nine months ended March 31, 2005;

•	Increased operating expenses of $ 5.2 million and $10.2 for the three and nine months ended March 31, 2005 related to the acquired operations of Vertical Networks, Inc., and $0.6 million and $1.2 million of stock based compensation expense occurring in the three and nine months ended March 31, 2005

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

Operating Expenses (in thousands, except percentages)

	Three Months Ended		Change	Nine Months Ended		Change
	March 31, 2005	March 31, 2004		March 31, 2005	March 31, 2004
Sales and Marketing	$3,607	1,537	134.6%	$8,559	$4,201	104.0%
% of Net Revenue	86.2%	61.6%		72.6%	65.3%
Product Development	$2,566	769	233.4%	$5,496	$2,350	133.9%
% of Net Revenue	61.4%	30.8%		47.0%	36.5%
General and Administrative	$1,543	448	244.4%	$4,255	$2,025	110.0%
% of Net Revenue	37.0%	18.0%		36.1%	31.5%
Total Operating Expenses (including Amortization of intangibles and stock based compensation)	$8,565	2,754	211.0%	$20,015	$8,576	133.4%
% of Net Revenue	204.8%	110.0%		169.8%	133.0%

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

Stock Based Compensation

Operating expenses for the three and six months ended March 31, 2005 included $634 thousand and $1.268 million, respectively, of non-cash, stock based compensation expense relating to discounted stock options granted in September 2004. Prior periods included no stock based compensation.expense.

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