Form 10-K
period 2005-06-30
ARTISOFT INC
filed 2005-10-13
CIK 877931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549-1004

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2005

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number 000-19462

ARTISOFT, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-0446453
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

ONE MEMORIAL DRIVE, CAMBRIDGE, MA 02142

(Address of Principal Executive Offices including Zip Code)

Registrant’s telephone number, including area code: (617) 354-0600

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $0.01 PAR VALUE PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $8.0 million based on the closing per share sale price of $2.45 on December 31, 2004, on the over the counter bulletin board.

As of September 30, 2005, 45,757,342 shares of the registrant’s common stock, par value $0.01, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART III—Incorporated by reference to the registrant’s proxy materials to be mailed or sent to security holder on or about October 28, 2005.

i

PART I

ITEM 1. BUSINESS

Overview

We develop, market and sell business phone systems software, hardware and associated services. We sell our products through distributors, resellers and system integrators such as AT&T, Fujitsu, IBM and Scansource, and we engage in alliances with those parties and other technology vendors to assist us in selling and marketing our products. Most of our end user customers rely upon resellers or systems integrators to implement our products, and these resellers and systems integrators can significantly influence our customers’ purchasing decisions. We market and sell our products in the United States, Europe and Latin America. We also have distributor relationships in Africa, Asia, Australia and Middle East.

We were formed in 1982 and reincorporated by merger in Delaware in July 1991. We manufactured network interface cards and certain other communication devices until the year ended June 30, 1998. From the year ended June 30, 1996 to the year ended June 30, 1998, we were engaged in the design, development, sales and support of business communications software, including Visual Voice, a computer telephony development toolkit, and LANtastic, a local area network peer-to-peer operating system. Since March 1998, our company has focused on the development of computer telephony products and associated services. We sold our Visual Voice product line in December 1999, and we formally ended our affiliation with Visual Voice in July 2000. In June 2000, we sold our communications software group, which ended our involvement in the LANtastic product line. Since June 2000 the Company has focused on business phone systems, initially with the software based phone system, TeleVantage.

On September 28, 2004, Artisoft acquired substantially all of the assets, other than patents and patent rights, of Vertical Networks Inc. (the “Vertical Assets” or Vertical Networks”). Artisoft has also received a patent license for the use of all of Vertical Networks’ patents and patent applications other than Vertical Networks’ rights under specified patents that do not relate to the business purchased by Artisoft. In addition, Artisoft assumed specific liabilities of Vertical Networks. As a result of the acquisition, the Company now offers its enterprise customers, and dealer network, the InstantOffice telephony system and associated software to our product offerings (collectively the TeleVantage and InstantOffice products are referred to here as our “Historic Products”).

The acquisition was financed with a portion of the proceeds from a $27.5 million common stock financing also completed on September 28, 2004, and shortly thereafter, pursuant to which Artisoft sold a total of 24,159,468 shares of its common stock, par value $0.01 (the “Common Stock”) at a per share purchase price of $1.1386 to several investors (the “2004 Investors”). In connection with, or prior to the financing, the holders of all shares of Artisoft’s preferred stock converted those shares into Common Stock. See “Notes to Consolidated Financial Statements—Description of Business” for further details of the September 28, 2004 financing.

On September 1, 2005, the United States Bankruptcy Court for the District of Delaware approved an Asset Purchase Agreement (the “Asset Purchase Agreement”), by and among the Company, Comdial Corporation, a Delaware corporation (“Comdial”) and Vertical Communications Acquisition Corporation (“Acquisition Sub”), a wholly-owned subsidiary of the Company. Pursuant to the Asset Purchase Agreement, the Company, through Acquisition Sub, acquired substantially all of Comdial’s assets (the “Comdial Assets”) and assumed certain liabilities of Comdial (the “Assumed Comdial Liabilities”), all as set forth in the Asset Purchase Agreement. On September 28, 2005 (the “Closing Date”), the Company completed the acquisition of the Comdial Assets. With the acquisition of the Comdial Assets the Company has added three additional phone systems product lines to our product offerings.

Comdial, incorporated in 1982, was a converged voice and data enterprise communications systems provider that offered a comprehensive product line designed exclusively for small to midsize enterprises. Comdial’s products (the “Comdial Products”) include the MP5000 Media Platform, the FX II Communications

System, the DX-80 Small Business Communications System, and the CONVERSip media platforms. Comdial filed for Chapter 11 reorganization on May 26, 2005 in a voluntary petition to the Bankruptcy Court. (Please see “Recent Developments—Acquisition of the Comdial Assets” below).

The Company acquired the Comdial Assets principally for Comdial’s customer relationships and dealer distribution network. In addition, its products and a team of telephony experts are expected to add value to the Company, accelerate its growth and help realize its vision faster. The combination of the Company and the Comdial Assets and personnel is expected to make the Company a significant player within the IP-PBX space, with the momentum to make a greater impact on the IP telephony market. With reported revenues of $39.6 million for the 12 months ended December 31, 2004, the addition of the Comdial Assets more than doubles the size of the Company from a revenue perspective. The Company believes that dealers and customers will benefit from the Company’s larger combined research and development investment, which will accelerate the development and delivery of next-generation products. Likewise, the Company expects to benefit from larger consolidated marketing expenditures, which will allow the Company to launch more robust awareness and demand generation programs designed to raise the Company’s profile, increase the number of transactions the Company participates in, and improve the Company’s win rate. In addition, the Company believes that the combination of Historic Products and Comdial Products will create a more complete end-to-end product offering for customers.

The Company financed the acquisition of the Comdial Assets with the proceeds of a Common Stock financing completed pursuant to a stock purchase agreement entered into on September 28, 2005 (the “Stock Purchase Agreement”) between the Company and certain investors (the “2005 Investors”), (the “2005 Equity Financing”), together with amounts borrowed under that certain Loan and Security Agreement (the “SVB Loan Agreement”), also entered into on the Closing Date, among Silicon Valley Bank (“SVB”), the Company and Acquisition Sub (the “2005 Debt Financing”). The Company also executed a promissory note in favor of Comdial in the original principal amount of $2,500,000 (the “Comdial Note”). (Please see “Recent Developments—2005 Equity Financing” and “Recent Developments—2005 Debt Financing” below).

Our Historic Products

TeleVantage.    The TeleVantage family of products includes TeleVantage 7.0, TeleVantage Call Center module, and several add-ons, including TeleVantage Call Center Scoreboard, TeleVantage Call Classifier, TeleVantage Smart Dialer, TeleVantage Persistent Pager and TeleVantage Conference Manager. The TeleVantage product line is primarily sold to small and mid-size companies, or to large companies for use in their branch offices or call centers.

TeleVantage improves the productivity and lowers the cost of doing business with many other features, including rules-based call handling, graphical voice mail, comprehensive messaging, automated attendant, Web browser access and IP telephony. Industry-standard Application Programming Interface (“APIs”) enable development of customized applications and tight integration with database systems such as CRM applications.

InstantOffice.    As a result of the acquisition of the Vertical Assets on September 28, 2004, we have added the InstantOffice product family and associated software applications to our product offerings. This includes the InstantOffice integrated communications platforms, the MultiSite Manager application, the MultiSite Reporter application, and custom interactive voice response, or IVR solutions. The InstantOffice product line is primarily sold to highly-distributed large enterprises such as retailers, or businesses that require remote administration and centralized management and reporting on their telecommunications network. InstantOffice also features advanced add-on applications such as MultiSite Manager and MultiSite Reporter that facilitate the management of highly-distributed enterprises that desire centralized administration of their telecommunications infrastructure.

Comdial.    As a result of our acquisition of the Comdial Assets, we now design, distribute, promote and sell a number of products formerly offered by Comdial. For a more detailed description please see “Recent Development—Acquisition of the Comdial Assets—Description of Comdial Products”.

Raw Materials, Manufacturing and Suppliers

We design and distribute the hardware on which the InstantOffice product operates, including phones and custom server hardware. We do not manufacture the hardware utilized by the InstantOffice product ourselves, and consequently hold only limited amounts of inventory for purposes of replacements of systems or parts as required for field support. Our InstantOffice products are manufactured by third parties using commercially available components in the manufacture of the custom hardware incorporated into the product.

We do not manufacture any of the hardware necessary to be used in conjunction with our TeleVantage software-based phone system. Our software is delivered to our customers either electronically, via CD-ROM, or loaded onto a turnkey system by our distributors or resellers. Our distributors provide Intel® Dialogic® voice processing hardware and software for sale with TeleVantage.

As a result of the Comdial acquisition, we design and distribute the hardware comprising most of the Comdial Products, including phones and custom server hardware. We do not manufacture the hardware utilized by the Comdial products ourselves, but hold inventory for purposes of distribution to our dealers and distributors. Our Comdial products are manufactured by third parties using commercially available and custom components.

Marketing, Sales and Distribution

Distribution and Resale of the Company’s Historic Products.    Our principal marketing strategy is to create reseller and customer demand for our products and to use distributors and system integrators to meet this demand. Our authorized system integrators, resellers and distributors are selected for their sales ability, technical expertise, reputation and financial resources. We also sell directly to large enterprise customers that require coordinated sales and support across multiple geographic areas. Our marketing programs have three objectives:

•	to create brand name recognition of the Company and its products;

•	to generate sales leads for our resellers, distributors and systems integrators; and

•	to support the sales efforts of our resellers, distributors, and systems integrators through market development funding, sales tools and training.

Marketing activities that address the first two objectives include frequent participation in industry trade shows and seminars, direct mail, advertising in major trade publications, executive participation in press briefings and industry seminars, sponsoring seminars and ongoing communication with our end users. We are also increasing our focus on telemarketing to identify prospective customers and put them in touch with our resellers. To train and support resellers, distributors and systems integrators, we provide electronic mailings of product and technical updates, seminar materials, presentations, and promotions. We also conduct marketing and sales training to assist our resellers, distributors and systems integrators with growing their business, and we offer market development assistance to help them in generating leads for the TeleVantage and InstantOffice systems.

We utilize a sales, marketing and distribution strategy with regard to our TeleVantage product line and employ regional sales managers to recruit and support qualified TeleVantage resellers. TeleVantage software is sold to national distributors, principally Scansource, Inc. (through its sales division, Paracon). These distributors then sell the TeleVantage software and associated Intel® hardware to qualified TeleVantage resellers as warranted by end-user demand.

We distribute the InstantOffice product line directly to resellers and systems integrators, principally AT&T, IBM and Fujitsu. These partners sell and support the product line and provide value added services to InstantOffice customers.

We also have a large enterprise sales force that assists resellers and systems integrators or handles sales direct to customers who do not require the services of a value-added reseller or system integrator.

We support our products through phone support provided to resellers and systems integrators, and through a technical support web site. Our resellers attend training sessions provided by us prior to being certified as resellers.

Marketing to Highly-Distributed Enterprises.     The acquisition of Vertical Networks provided us with access to highly-distributed large enterprise customers and additional technology that can be incorporated into our product lines. Vertical Networks has provided highly-distributed large enterprise customers like CVS and Staples with a communications solution that supports the way they do business, and allows them an opportunity to maintain control of their telecommunications systems. During the year ended June 30, 2003, InstantOffice was selected by CVS as the telecommunications solution for all its stores, and to date CVS has rolled out over a thousand InstantOffice systems to its CVS/pharmacy® retail stores. Also during the year ended June 30, 2004, InstantOffice was selected as the telecommunications solution for Staples’ retail stores, and a roll out of systems to Staples stores is underway. We intend to continue to sell the InstantOffice product line to highly-distributed enterprise customers and will exchange advanced technologies and software applications between the TeleVantage product line and the InstantOffice product line. We will also benefit from the enterprise sales force inherited from Vertical Networks and its large systems integrator partners.

Marketing to the Small to Mid-size Business.    The Company currently sells and markets its Historic Products to small to mid-size businesses through its dealer network. Through a comprehensive sales and marketing effort, the Company expects to build on Comdial’s historic customer base of approximately 400,000 shipped business communications systems and 4 million telephones. In order to enhance market penetration opportunities, we intend to adopt Comdial’s Authorized Direct Dealer Program, which was developed to build closer working relationships with certain of Comdial’s pre-qualified dealer organizations, and to better understand end customer requirements and optimize supply chain logistics by gaining real time knowledge of field sales activities. This tiered program offers enhanced benefits to its dealer participants, including competitive pricing, geographic territory management, focused marketing support and reduced training costs, among other benefits. Stringent qualification guidelines were established based on specific market criteria such as annual purchases, technical qualifications, number of employees, number of dedicated sales people, number of years in the business, financial condition, local reputation and professionalism of the facility. The Company also intends to utilize Comdial’s historic distribution partners to market and sell the Comdial Products to dealers that are not associated with the program. During 2004, three distributors collectively accounted for more than 78% of Comdial’s net sales of the Comdial Products prior to the implementation of Comdial’s Authorized Direct Dealer Program. Other indirect channels include OEM relationships, international sales, and dealer direct sales for specific software products.

Proprietary Rights and Licenses

We have a number of registered trademarks, including “TeleVantage” and “InstantOffice.” These registered trademarks have the effect of helping us identify and distinguish our name and our products from others in the marketplace and protecting us from unauthorized use of these trademarks. These registered trademarks are of material importance to us because they identify our name and our lines of products. Under state common law, our trademarks continue indefinitely. As a result of the acquisition of the Comdial Assets, we also own a number of additional registered trademarks including “Comdial”, “CONVERSip” and “DX-80”.

Seasonality

Substantially all of our TeleVantage revenue in each fiscal quarter results from orders booked in that quarter. A significant percentage of our TeleVantage bookings and sales to major distributors on a quarterly basis historically has occurred during the last month of the quarter and is usually concentrated in the latter half of that month. The sales of our InstantOffice products are dependent on the implementation schedules of our large customers and, therefore, do not demonstrate any consistent seasonality. The timing of new product announcements and introductions by us, or significant product returns by major customers to us, could also result in material fluctuations in quarterly operating results. The timing of orders from large enterprise customers could also result in material fluctuations in quarterly operating results.

Significant Customers

We sell our products through a variety of channels of distribution, including system integrators, distributors, resellers and OEMs. For the years ended June 30, 2005, 2004, and 2003, our distributor Scansource, Inc. (through its sales division, Paracon) accounted for 19%, 37% and 42% of total net sales, respectively.

With the acquisition of Vertical Networks on September 28, 2004, we added several large enterprise customers including CVS/pharmacy®. These large customers will represent a majority of the sales of the InstantOffice product line. CVS/pharmacy® accounted for 10% of our revenues for the year ended June 30, 2005.

Backlog

Prior to the acquisition of Vertical Networks, substantially all of our revenue in each quarter resulted from orders booked in that quarter. Accordingly, we do not believe that our backlog at any particular point is indicative of future sales. However, as a result of the September 28, 2004 acquisition of Vertical Networks, we now have a backlog of orders for some customers. These orders will be scheduled for delivery at the discretion of the customers and as such are not necessarily indicative of levels of future sales during any period. At June 30, 2005 the Company had a backlog of $3.3 million all related to InstantOffice, and all expected to be fulfilled in the current fiscal year. At June 30, 2004 the Company had no backlog.

Competition

Our TeleVantage and InstantOffice software-based phone systems principally compete with PBXs, call centers and voice applications offered by companies such as Nortel, Avaya, and NEC and IP-PBX products offered by Cisco Systems, Inc. and 3Com Corporation. In addition, because the market for our products is subject to rapid technological change, as the market evolves, we may face competition in the future from companies that do not currently compete in the software- and server-based phone systems market, including companies that currently compete in other sectors of the technology, communications and software industries. Competition from these potential market entrants may take many forms, including offering products and applications similar to those we offer as part of a larger, bundled offering.

Our Comdial products compete with many PBX and IP-PBX vendors serving the small to mid-size business market, some of which have significantly greater financial, marketing, and technical resources than we do. We must compete to attract and retain dealers for our new Comdial Products.

Research and Development

Our ability to compete is dependent upon the timely introduction of new products to the marketplace and the timely enhancement of existing products. Our product development team develops software and hardware to provide premises switching, and voice applications to integrate voice-based technology into the overall business intelligence systems of organizations ranging from small to mid-size businesses to large distributed enterprises. The products include but are not limited to IP-PBX systems, call center systems, interactive voice response (IVR) software, and telecommunications systems management software. We have product development teams based in Santa Clara, California and Cambridge, Massachusetts. With the acquisition of the Comdial Assets, the Company has added development teams in Charlottesville, Virginia and Sarasota, Florida.

Product development expenses totaled approximately $8.2 million, $3.2 million and $3.1 million in the years ended June 30, 2005, 2004, and 2003 respectively.

Employees

As of June 30, 2005, we had 159 full-time employees, including approximately 68 in sales, marketing and customer support, 67 in engineering and product development, 7 in operations and 17 in administration. Our future success will depend in large part on our continued ability to retain highly skilled and qualified personnel.

None of our employees are represented by a labor union. We have not experienced any work stoppages and believe that our relations with our employees are good. As a result of the acquisition of the Comdial Assets, the Company now employs an additional 100 persons who were previously employed by Comdial.

International Business

We also market and sell our products in international markets. For the years ended June 30, 2005, 2004, and 2003, international sales accounted for 8%, 15% and 12%, respectively, of total net sales. Less than 1% of our assets were deployed to support our international business for each of those years.

Our international distribution relationships include the following: Icon PLC (United Kingdom), Midia (Ireland), Burkhalter (Switzerland), Boport Tele-Communication BV (The Netherlands), Logic Phone (Spain), and Selta Telematica (Italy) in Europe. We also have distribution relationships in Asia, Africa, Australia, South America, the Middle East, the Caribbean and New Zealand.

Substantially all of our sales to non-U.S. customers are in U.S. dollars. These customers may be affected by fluctuations in exchange rates and government regulations. Currency fluctuations in particular may make our products more expensive, in local currency, to our customers. To date, our operations have not been affected materially by currency fluctuations.

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

Recent Developments—Acquisition of the Comdial Assets

On September 1, 2005, the United States Bankruptcy Court for the District of Delaware approved the Asset Purchase Agreement. Pursuant to the Asset Purchase Agreement, the Company, through the Acquisition Sub, acquired the Comdial Assets and assumed the Assumed Comdial Liabilities as of the Closing Date. On the Closing Date, among other things:

•	The Company executed a secured promissory note in the aggregate principal amount of $2,500,000 (the “Comdial Note”) to Comdial. The Comdial Note bears interest at the rate of 8% per annum and matures on the first anniversary of the Closing Date. The Comdial Note is secured by all the assets of the Company and Acquisition Sub, and is junior in interest to any security interest granted with respect to any current or future indebtedness of the Company owed to SVB, including, without limitation, amounts owing under the 2005 Debt Financing, up to $9,000,000 plus principal amounts in connection with any existing cash secured credit extensions (including letters of credit and cash management services) in an amount not to exceed $500,000;

•	Acquisition Sub delivered $14,500,000 in cash, less $500,000 previously paid by Acquisition Sub as a deposit;

•	Acquisition Sub assumed liabilities in the amount of $1,653,692, which represented the existing debtor-in-possession financing to fund the operations of Comdial during the bankruptcy process;

•	Acquisition Sub paid $1,928,614 as a payment in full of that certain Amended and Restated Note dated May 25, 2005, issued by Comdial to Winfield Capital Corp, in the original principal amount of $2,000,000;

•	Acquisition Sub assumed Comdial’s obligation to make payments in the aggregate amount of $418,000 under a key employee retention plan with certain Comdial employees, as approved by an order of the Bankruptcy Court;

•	Acquisition Sub assumed approximately $1.6 million in assumed liabilities, which represents Comdial’s post-petition ordinary course trade payables, certain employee and customer related obligations and pre-petition obligations with certain vendors whose executory contracts were assumed; and

•	Acquisition Sub also assumed certain of Comdial’s obligations under remaining unfulfilled purchase orders outstanding on the Closing Date in an amount not to exceed $6.0 million in the aggregate, which, when filled, will increase the level of our inventory and for which approximately $1.5 million has been pre-paid by Comdial as of the Closing Date.

The purchase price is not subject to upward or downward adjustment based upon the working capital, net worth or other balance sheet items of Comdial. Comdial and Acquisition Sub made representations and warranties to each other such as are customary in such transactions. Neither party agreed to indemnify the other against damages due to misstatements and omissions in its representations and warranties, or for breaches of either party’s covenants and other specified matters under the Asset Purchase Agreement. Neither the representations and warranties of Comdial nor those of Acquisition Sub survived the closing.

Description of Comdial Products.    The Comdial Products are targeted to small to midsize businesses, Comdial Products can cost-effectively scale from four to over 400 seats in a single location and can network up to 14 locations. The Comdial Products’ scalability and distributed environment support facilitates organizational needs regardless of geographic boundaries. or regional offices of large organizations, national retailers, government agencies, and education campuses. The branch

Due to the voice and data convergence phenomenon, VoIP networks and the Internet are becoming increasingly important. As part of this technology shift, IP telephony is an important element of the Comdial Product portfolio. Its traditional, key hybrid products are able to migrate to the new CONVERSip™ brand of VoIP solutions to provide customers with a scalable solution that enables them to maintain existing infrastructure.

Communications Platforms.    The Comdial Products’ communications platforms consist of the CONVERSip MP5000 Media Platform, the FX II Communications System, and the DX-80 Small Business Communications System.

CONVERSip MP5000 Media Platform.    The CONVERSip MP5000 Media Platform represents a mid-market enterprise solution. It features a flexible architecture that can support analog, digital, conventional IP, SIP, and converged configurations. The MP5000 provides application support for call centers, real-time collaborative communications, unified messaging, telecommuting, video calling, hot-desking, meet-me conferencing, IP networking and presence management. The MP5000 is a versatile solution that supports several combinations of endpoints allowing existing customers to leverage their legacy endpoints in concert with SIP endpoints on the same MP5000 system.

FX II Business Communication System.    The FX II is a feature rich platform for midsize enterprises looking to start out with a traditional business communications system that supports VoIP migration. The FX II includes standard capabilities, such as paging, conferencing and DID support, but also includes a built-in, multi-port conference bridge. The FX II leverages the foundations of traditional, digital telephony solutions, while taking advantage of the latest in converged network technology. With a wide variety of connectivity options, including analog and digital PSTN, T1, and PRI, the FX II meets the evolving needs of growing enterprises.

The FX II can be deployed as a stand-alone system networked to other FX II systems via a secure LAN/WAN network.

Customers can also choose from several applications when deploying the FX II. These applications include Interchange Communications Suite, Corporate Office, Impact Attendant, Corporate Call, Impact Group, and Quick Q automated call distribution (“ACD”).

DX-80 Business Communication System.    The DX-80 Business Communications System provides a complete telecommunications solution for small enterprises. In addition to offering a comprehensive feature set previously available only on high-end Private Branch Exchanges (“PBXs”), the DX-80 also supports an integrated voice mail option based on our industry recognized Corporate Office Voice Messaging software. This combination provides small enterprises with a “large company” communications solution at a very affordable price. The DX-80’s expandable architecture grows with the small business, allowing room for future expansion.

Endpoints.    The Comdial Products include a variety of endpoints designed for all business needs. The new CONVERSip SIP endpoints such as the EP200 Multimedia Endpoint and EP300 SIP Endpoint are supported on CONVERSip platforms, while its traditional endpoints such as the EP100 Digital and IP Endpoints, Impact SCS, and Scout II Wireless Endpoints operate on either the FX II or MP5000.

Interchange Communications Suite—Unified Messaging and Workgroup Call Center.    With Interchange Communications Suite, customers can consolidate all their voice processing needs into a single, easy-to-use platform. Interchange Communications Suite was engineered to provide unified messaging, mobility and call handling in one, tightly integrated solution. Interchange’s modular design lets users choose the options that meet their unique communications requirements. The Unified Messaging option enables users to click their mouse to listen to, save or forward voicemails, and even listen to emails over the phone from remote locations. The Call Center option meets the needs of informal workgroup call centers requiring basic routing, reporting and administration. The Interactive Voice Response option captures and provides real-time information to callers by automating everyday phone inquiries.

CONVERSip Contact Center.    The CONVERSip Contact Center is designed for call centers that need advanced communication features typically found on larger call center systems. The CONVERSip Contact Center, available with MP5000 systems, delivers skills-based routing, unified voice messaging, call recording and Computer Telephony Integration in a fully integrated, modular design that can be customized to meet the needs of busy call centers. Advanced features include integration with customer relationship management systems for screen pops, automated call back of callers in the queue, call recording for improved quality control, skills-based routing and real-time monitoring of agent productivity.

Recent Developments—Execution of the Comdial Note

The Company executed the Comdial Note on the Closing Date. The Comdial Note is in the original principal amount of $2,500,000 and bears interest at the rate of 8% per annum maturing on the first anniversary of the Closing Date. The Comdial Note is secured by all the assets of the Company and Acquisition Sub, and is junior in interest to the security interest granted with respect to any current or future indebtedness of the Company and Acquisition Sub owed to SVB, including, without limitation, amounts owing under the 2005 Debt Financing, up to $9,000,000 plus principal amounts in connection with any existing cash secured credit extensions (including letters of credit and cash management services) in an amount not to exceed $500,000.

The following events constitute “Events of Default” under the Comdial Note: (a) the failure of the Company or Acquisition Sub to pay any installment of principal of or interest on the Comdial Note when due; (b) the dissolution or liquidation of the Company or Acquisition Sub; (c) the merger or consolidation of the Company or Acquisition Sub with any other entity and the Company is not the surviving entity in such merger or consolidation; (d) the Company or Acquisition Sub (i) applies for or consents to the appointment of a receiver, trustee, custodian, intervenor, or liquidator for itself or of all or a substantial part of its assets, (ii) files a voluntary petition in bankruptcy, admits in writing that it is unable to pay its debts as they become due, or generally does not pay its debts as they become due, (iii) makes a general assignment for the benefit of creditors, (iv) files a petition or answer seeking reorganization or an arrangement with creditors or to take advantage of any bankruptcy or insolvency laws, (v) files an answer admitting the material allegations of, or consents to, or default in answering, a petition filed against it in any bankruptcy, reorganization, or insolvency proceeding or (vi) takes any corporate or limited liability company, as applicable, action for the purpose of effecting any of the foregoing; (e) an involuntary proceeding is commenced against the Company or Acquisition Sub, seeking bankruptcy or reorganization of the Company or Acquisition Sub, as applicable, or the appointment of a receiver, custodian, trustee, liquidator, or other similar official of the Company or Acquisition Sub, or all or substantially all of their assets, and such proceeding is not dismissed within 60 days of the filing thereof; or an order, order for relief, judgment, or decree shall be entered by any court of competent jurisdiction or other competent authority approving a petition or complaint seeking reorganization of the Company or Acquisition Sub or appointing a receiver, custodian, trustee, liquidator, or other similar official for it, or of all or substantially all of its assets, and such order shall not have been dismissed within 60 days of the filing thereof.

In the event of an Event of Default, the Comdial bankruptcy estate may take any of the following actions: (a) declare the outstanding principal balance of and accrued but unpaid interest on the Comdial Note at once due and payable; (b) pursue any and all other rights, remedies and recourses available to the holder of the Comdial Note, including but not limited to any such rights, remedies or recourses under the Security Agreement, at law or in equity; (c) increase the interest rate to a rate per annum equal to 10%; or (d) pursue any combination of the foregoing.

In connection with the Comdial Note, on the Closing Date, the Comdial bankruptcy estate entered into a security agreement (the “Security Agreement”) with the Company and Acquisition Sub, wherein the Company and Acquisition Sub granted a security interest to the estate in all of the assets of the Company and Acquisition Sub, including the Comdial Assets. In connection with the Security Agreement, the Comdial bankruptcy estate also entered into a Subordination Agreement with SVB, pursuant to which the estate agreed to subordinate the obligations of the Company and Acquisition Sub under the Comdial Note, and its security interest under the Security Agreement, to the current and future obligations of the Company and Acquisition Sub to SVB, including, without limitation, amounts owing under the 2005 Debt Financing, up to $9,000,000 plus principal amounts in connection with any existing cash secured credit extensions (including letters of credit and cash management services) in an amount not to exceed $500,000.

Recent Developments—2005 Equity Financing

Under the Stock Purchase Agreement, the Company received a total of $12.9 million from the 2005 Investors in exchange for the issuance of 11,329,785 shares of Common Stock (the “Issued Shares”). The per share purchase price for the Issued Shares was $1.1386. Certain of our directors are designees of entities who participated in the 2005 Equity Financing as 2005 Investors. Therefore, our Board of Directors formed a special committee of directors (the “Special Committee”) to negotiate and finalize the terms of the 2005 Equity Financing. Among other things, the Special Committee (1) negotiated the terms of the agreements related to the 2005 Equity Financing, (2) engaged a financial consultant to provide an estimate of the indicated fair value of the Company’s post acquisition equity, (3) approved the sale of shares of Common Stock to the 2005 Investors and (4) authorized and directed the officers of the Company to place a proposal on the Company’s Proxy Statement for the Company’s 2005 annual meeting (the “Annual Meeting”) to amend the Company’s Certificate of Incorporation to increase the authorized number of shares of Common Stock to 250,000,000 shares (the “Capitalization Amendment”).

Obligation to Register Shares.    Pursuant to the Stock Purchase Agreement, the Company has agreed to register the Issued Shares for resale by the 2005 Investors under the Securities Act of 1933, as amended (the “Securities Act”). The Company has agreed to file with the Securities and Exchange Commission (the “Commission”) a registration statement (the “Registration Statement”) with respect to the Issued Shares no later than December 12, 2005 (the “Filing Date”), and to use its best efforts to cause the Registration Statement to become effective on or before the date that is the earlier of (1) in the event of no review by the Commission, within five days of being informed by the Commission that the Commission has decided not to review the Registration Statement, but in no event later than 30 days after the Filing Date, (2) in the event of a review by the Commission, within five days of being informed by the Commission that the Commission has no further comments on such Registration Statement, but in no event later than 90 days after the Filing Date (the earlier of (1) and (2), the “Required Effective Date”).

The Company will be liable for liquidated damages to each 2005 Investor under the following circumstances:

•	if the Registration Statement is not filed on or before December 12, 2005 (such an event, a “Filing Default”);

•	if the Registration Statement is not declared effective by the Commission on or prior to the Required Effective Date (the “Effectiveness Deadline”) (such an event, an “Effectiveness Default”); or

•	if the Registration Statement (after its effectiveness date) ceases to be effective and available to the 2005 Investors for any continuous period that exceeds 30 days or for one or more periods that exceed in the aggregate 60 days in any 12-month period (such an event, a “Suspension Default” and together with a Filing Default and an Effectiveness Default, a “Registration Default”).

In the event of a Registration Default, the Company shall pay as liquidated damages to the 2005 Investors, for each 30-day period of a Registration Default, an amount in cash equal to 1% of the aggregate purchase price paid by the 2005 Investor pursuant to the Stock Purchase Agreement; provided that in no event will the aggregate amount of cash to be paid as liquidated damages exceed 9% of the aggregate purchase price paid by such 2005 Investor.

The Company will pay the liquidated damages as follows:

•	in connection with a Filing Default, on the business day following the Filing Default, and each 30 the day thereafter, until the Registration Statement has been filed with the Commission;

•	in connection with an Effectiveness Default, on the business day following the Effectiveness Deadline, and each 30th day thereafter until the Registration Statement is declared effective by the Commission; or

•	in connection with a Suspension Default, on either (a) the 31st consecutive day of any Suspension or (b) the 61st day (in the aggregate) of any Suspensions in any 12-month period, and each 30th day thereafter until the Suspension is terminated in accordance with the Stock Purchase Agreement.

All periods described above will be tolled during delays directly caused by the action or inaction of any 2005 Investor, and the Company will have no liability to any 2005 Investor in respect of any such delay. The liquidated damages payable under the Stock Purchase Agreement will apply on a pro rata basis for any portion of a 30-day period of a Registration Default.

Obligation to Hold Annual Meeting.    The Company has agreed to hold the Annual Meeting on or before April 15, 2006, for, among other purposes, considering the approval of an amendment to the Company’s Certificate of Incorporation to effect, among other things, the following:

•	the elimination of all authorized shares of the Company’s Series B Preferred Stock, par value $1.00 per share and Series C Preferred Stock, par value $1.00 per share (the “Preferred Stock Amendment”); and

•	the Capitalization Amendment.

In connection with the Stock Purchase Agreement, the Company and the 2005 Investors entered into voting agreement on September 28, 2005 (the “Voting Agreement”), pursuant to which the 2005 Investors agreed to vote all of their shares of Common Stock in favor of the Capitalization Amendment. Because the 2005 Investors hold over 80% of the voting power, the approval of the Capitalization Amendment is assured.

Other Company Obligations Under the Stock Purchase Agreement.    The Company made certain affirmative and negative covenants under the Stock Purchase Agreement. The Company’s affirmative covenants include obligations related to (1) providing the 2005 Investors with a right of first refusal on future issuances of securities by the Company; (2) seeking a listing of its Common Stock on the NASDAQ National Market, NASDAQ SmallCap Marketplace or the American Stock Exchange at such time that the Company is so eligible; (3) using the proceeds from the 2005 Equity Financing for its acquisition of the Comdial Assets; (4) maintaining specified insurance coverage; (5) indemnifying and reimbursing the expenses of directors; (6) removing the legends on the certificates representing the Issued Shares; (7) providing information required by Rule 144 under the Securities Act; (8) amending the Company’s Certificate of Incorporation to the extent necessary to reflect the transactions contemplated by the Stock Purchase Agreement; (9) fixing the board of directors at seven and nominating directors in accordance with the terms of the Stock Purchase Agreement; (10) holding an annual meeting of the Company’s stockholders on or before April 15, 2006; and (11) altering the vesting schedules for employee stock option grants.

The Company’s negative covenants relate to obligations not to, without the prior consent of M/C Venture Partners, (1) enter into a transaction involving a change in control of the Company; (2) incur indebtedness in excess of $3.0 million, subject to specified exceptions; (3) create any security with an equity component unless that security is junior to the Common Stock; (4) issue any equity securities; (5) transfer its intellectual property; (6) repurchase, redeem or pay dividends on any shares of capital stock (subject to limited exceptions); (7) grant stock options that are not authorized by a vote of the Board of Directors or its Compensation Committee; (8) liquidate or dissolve; (9) change the size of the Company’s Board of Directors; (10) amend the Company’s Certificate of Incorporation or bylaws, other than to effect the Capitalization Amendment and the Preferred Stock Amendment; (11) change the nature of the Company’s business; (12) alter the voting rights of shares of the Company’s capital stock in a disparate manner; or (13) take any action which would cause an adjustment to the exercise price or number of shares to be delivered under the Section 8 of the New Warrants.

Board of Directors.    As of September 28, 2005, the Board of Directors consists of (1) the chief executive officer of the Company serving as a Class II director (currently William Y. Tauscher); (2) one member serving as a Class II director designated by the written consent of the majority-in-interest of the shares of Common Stock held by the investors (including the affiliated assignees of such investors, the “Series B Investors”) that are parties to the Series B Purchase Agreement, dated as of August 8, 2001, that were acquired upon the conversion of the shares of Series B Preferred Stock held by them, pursuant to the terms of a Consent, Waiver and Amendment Agreement, dated September 25, 2004 (the “2004 Consent”), acting as a single class (currently Robert J. Majteles); (3) one member serving as a Class II director designated by the written consent of the majority-in-interest of the shares of Common Stock held by the investors (including the affiliated assignees of such investors, the “Series C Investors”), that are parties to the Series C Purchase Agreement, dated as of June 27, 2003, as amended, that were acquired upon the conversion of the shares of Series C Preferred Stock held by them, pursuant to the terms of the 2004 Consent, acting as a single class (currently Randy Stolworthy); (4) two members serving as Class III directors designated in writing by M/C Venture Partners (currently John P. Ward and Matthew J. Rubins); and (5) two non-executive members serving as Class I directors designated by the mutual agreement of M/C Venture Partners and the Board of Directors (reflected by approval of the Board of Directors (or its Nominating or Corporate Governance committee) of a written designation by M/C Venture Partners), provided that each such non-executive member has relevant industry (each, an “Industry Director”) (currently Michael P. Downey and Francis E. Girard).

After March 28, 2006, the members of the Board of Directors shall consist of (and the Company agrees to nominate for election) (1) the chief executive officer of the Company who will serve as a Class II director,

(2) one member who will serve as a Class II director designated by the written consent of (a) Special Situations Fund, (“SSF”), so long as SSF and its affiliates continue to beneficially own at least 50% of the shares of Common Stock acquired by SSF and its affiliates upon the conversion of the shares of Series B Preferred Stock held by them, pursuant to the terms of the 2004 Consent or (b) in the event that SSF is not entitled to appoint a director pursuant to clause (a), the majority-in-interest of the shares of Common Stock held by the Series B and Series C Investors that were acquired by them upon the conversion, pursuant to the terms of the 2004 Consent, of the shares of Series B Preferred Stock and Series C Preferred Stock held by them, acting as a single class, (3) two members who will serve as Class III directors designated in writing by M/C Venture Partners and (4) three Industry Directors who will serve as Class I directors designated by the mutual agreement of M/C Venture Partners and the Board of Directors.

Representations and Indemnification.    The Company has made representations and warranties to the 2005 Investors in the Stock Purchase Agreement regarding matters that are customarily included in financings of this nature. These matters include (1) capitalization; (2) Commission filings and compliance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the OTC Bulletin Board; (3) financial statements; (4) solvency and obligations to related parties; (5) intellectual property; (6) absence of material adverse changes, (7) due authorization and valid issuance of the purchased shares; (8) private offering; (9) taxes; (10) contracts; (11) no manipulation of stock; (12) controls and procedures; (13) accountants; (14) legal proceedings; (15) investment company status; (16) permits; (17) foreign corrupt practices; and (18) no violations and non-contravention and organization. In addition, the Company made representations and warranties to the 2005 Investors regarding matters relating to its acquisition of the Comdial Assets. The representations and warranties will survive for one year after the closing. The Company has agreed to indemnify the 2005 Investors and specified related parties against damages with respect to breaches of the representations, warranties and covenants of the Company in the Stock Purchase Agreement.

The Amendments of the 2004 Stock Purchase Agreement and the Prior Agreements.     The Company previously entered into arrangements with certain parties to register shares of its Common Stock pursuant to the following agreements:

•	Registration Rights Agreement, dated August 8, 2001 (the “2001 Agreement”);

•	Registration Rights Agreement, dated September 27, 2002 (the “2002 Agreement”);

•	Registration Rights Agreement, dated June 27, 2003, (the “2003 Agreement,” together with the 2001 Agreement and the 2002 Agreement, the “Prior Agreements”);

•	Stock Purchase Agreement, dated September 28, 2004, pursuant to which certain registration rights were granted to the 2004 Investors (the “2004 Stock Purchase Agreement”).

The 2004 Investors and certain parties to the Prior Agreements (the “Prior Investors”) holding enough voting power to amend the 2004 Stock Purchase Agreement and the Prior Agreements, executed a Consent, Waiver, and Release Agreement, dated September 28, 2005, pursuant to which the 2004 Investors and the Prior Investors consented to the execution of the 2005 Stock Purchase Agreement and executed agreements to amend the 2004 Stock Purchase Agreement and the Prior Agreements (collectively, the “Amendments”). The Company agreed, among other things, to propose the Capitalization Amendment.

The Amendments effected, among other things, the following

•

With respect to the 2004 Stock Purchase Agreement (i) tolled the liquidated damages accrued or accruing under the 2004 Stock Purchase Agreement through September 28, 2005 by reason of the failure of the Company to file and have declared effective by the Commission a registration statement covering the resale of the shares of Common Stock purchased pursuant to the 2004 Stock Purchase Agreement (the “Liquidated Damages”); (ii) amended provisions relating to rights of first refusal, issuances of equity securities and restrictions on indebtedness with respect to the entry into the agreements with

SVB, solely for purposes of effecting the transactions contemplated by the Stock Purchase Agreement; (iii) changing the time frame in which the Company is obligated to register the shares issued in the 2004 Agreements to match the time frame for registering shares under the Stock Purchase Agreement; and (iv) in lieu of the cash payment of the Liquidated Damages under the 2004 Stock Purchase Agreement (the “Liquidated Damages”), the Company agreed to issue warrants to purchase an aggregate of 1,218,675 shares of its Common Stock (the “New Warrants”) to the 2004 Investors. The New Warrants have an exercise price of one cent per share and a life of 10 years.

•	With respect to the Prior Agreements, amended the registration rights provisions of the Prior Agreements including, among other things, (i) releasing the Company from any liability and waiving in full, the application of the Prior Agreements with respect to the payment of liquidated damages and permanently, irrevocably and unconditionally waived in full, any right to the payment of the liquidated damages, whether accrued or accruing, under the Prior Agreements, and (ii) changing the time frame in which the Company is obligated to register the shares issued in the Prior Agreements to match the time frame for registering shares under the Stock Purchase Agreement.

Further, if (1) the Capitalization Amendment is not effective as of April 15, 2006, and (2) the 2005 Investors affiliated with M/C Venture Partners V, L.P. and its affiliates (collectively, “M/C Venture Partners”) and SSF have voted their shares of Common Stock in favor of the Capitalization Amendment, which they are obligated to do under the terms and conditions of the Voting Agreement (see below), then the Liquidated Damages will be paid in cash by wire transfer of immediately available funds to each of the parties and upon payment thereof, and the New Warrants issued in satisfaction of the Liquidated Damages will expire unexercised.

Recent Developments—The 2005 Debt Financing

The Company entered into the SVB Loan Agreement with SVB on the Closing Date. The SVB Loan Agreement terms provide the Company with a revolving line of credit in an amount not to exceed $7,000,000 (the “Revolving Loan”), as well as a $2,000,000 term loan (the “Term Loan”). The Company will make monthly payments of all outstanding and accrued interest on the Revolving Loan beginning on October 31, 2005. The Revolving Loan matures and the principal balance thereof is payable in full, on September 27, 2006. The Term Loan is payable in monthly principle installments of $133,333.33 plus interest, due beginning July 31, 2006 through and until the maturity date of September 26, 2007. Borrowing availability under the Revolving Loan is based on the amount of the Company’s and Acquisition Sub’s accounts receivable.

For both the Term Loan and the Revolving Loan, interest shall accrue at a rate per annum equal to the “Prime Rate” in effect from time to time, plus 1.50% per annum. However during the period beginning on September 28, 2005 and continuing until September 30, 2006, interest under the Term Loan interest shall accrue a rate per annum equal to the “Prime Rate” in effect from time to time plus 2.00% per annum. Thereafter, interest shall accrue on the Term Loan at a rate equal to the “Prime Rate” in effect from time to time, plus (a) 2.00% per annum if the Company’s previous quarter’s Fixed Charge Coverage Ratio (“FCCR”) is less than or equal to 2.00 to 1.00, or (b) 1.50% per annum if the Company’s previous quarter’s FCCR is greater than or equal to 2.00 to 1.00, each as determined by SVB in accordance with generally accepted accounting principles. Pricing adjustments shall be effective no later than three business days after SVB’s receipt of satisfactory financial reporting and shall remain effective until receipt by SVB of financial statements for such next successive quarter. Interest in all circumstances shall be calculated on the basis of a 360-day year for the actual number of days elapsed. “Prime Rate” means the greater of (i) 6.50%, or (ii) the rate announced from time to time by SVB as its “prime rate;” it is a base rate upon which other rates charged by SVB are based, and it is not necessarily the best rate available at SVB. The interest rate applicable to the outstanding obligations shall change on each date there is a change in the Prime Rate. Regardless of the amount of obligations that may be outstanding from time to time under the SVB Loan Agreement, the Company is obligated to make minimum monthly interest payments to SVB equal to $15,000 during the term of this Agreement.

The Company’s obligations under the SVB Loan Agreement are secured by all of the assets of the Company and Acquisition Sub, including the Comdial Assets. These include accounts receivable, inventory, equipment, intellectual property, all claims, credit balances, proceeds (including proceeds of any insurance policies, proceeds of proceeds and claims against third parties), and all products, books and records related to such assets.

The following events constitute “Events of Default” under the SVB Loan Agreement: (a) if any warranty, representation, statement, report, or certificate made or delivered to SVB by the Company or Acquisition Sub or any of their officers, employees, or agents, now or in the future, is untrue or misleading in a material respect; (b) if the Company or Acquisition Sub fails to timely pay the Revolving Loan, the Term Loan or any interest thereon or any other monetary obligation within five days of when due; (c) if the total Revolving Loan and other obligations (other than the Term Loan) outstanding at any time shall exceed the credit limit; (d) if the Company or Acquisition Sub fails to comply with any of the financial covenants or fails to perform any other non-monetary obligation which by its nature cannot be cured, or fails to permit SVB to conduct an inspection or audit; (e) if the Company or Acquisition Sub fails to perform any other non-monetary obligation, which failure is not cured within 10 business days after the date due; (f) if any levy, assessment, attachment, seizure, lien or encumbrance, other than a permitted lien, is made on all or any part of the collateral and is not cured within 10 days after the occurrence of the same, or immediately upon the service of process upon SVB seeking to attach by trustee or other process; (g) if any default or event of default occurring under any obligation secured by a permitted lien that permits acceleration or exercise of remedies is not cured within any applicable cure period or waived in writing by the holder of the permitted lien; (h) if the Company or Acquisition Sub breaches any material contract or obligation which has, or may reasonably be expected to have, a material adverse effect on the Company’s or Acquisition Sub’s business or financial condition; (i) the dissolution, termination of existence, insolvency or business failure of the Company or Acquisition Sub, or appointment of a receiver, trustee or custodian, for all or any part of the property of, assignment for the benefit of creditors by, or the commencement of any proceeding by the Company or Acquisition Sub under any reorganization, bankruptcy, insolvency, arrangement, readjustment of debt, dissolution or liquidation law or statute of any jurisdiction, now or in the future in effect; (j) the commencement of any proceeding against the Company or Acquisition Sub or any guarantor of any of the obligations under any reorganization, bankruptcy, insolvency, arrangement, readjustment of debt, dissolution or liquidation law or statute of any jurisdiction, now or in the future in effect, which is not cured by the dismissal thereof within 30 days after the date commenced; (k) the revocation or termination of, or limitation or denial of liability upon, any guaranty of the obligations or any attempt to do any of the foregoing, or commencement of proceedings by any guarantor of any of the obligations under any bankruptcy or insolvency law; (l) the revocation or termination of, or limitation or denial of liability upon, any pledge of any certificate of deposit, securities or other property or asset of any kind pledged by any third party affiliated with the Company or Acquisition Sub to secure any or all of the obligations, or any attempt to do any of the foregoing, or commencement of proceedings by or against any such third party under any bankruptcy or insolvency law; (m) if the Company or Acquisition Sub defaults under any agreement evidencing any indebtedness to any third party; (n) if the Company or Acquisition Sub makes any payment on account of any indebtedness or obligation which has been subordinated to the obligations other than as permitted in the applicable subordination agreement, or a default occurs under any instrument evidencing such subordinated indebtedness, or the holder of any subordinated indebtedness accelerates all or any portion of the subordinated indebtedness or if any person who has subordinated the indebtedness or obligations terminates or in any way limits his subordination agreement other than in accordance with its terms; (o) (i) if there is any change in the record or beneficial ownership of the outstanding shares of stock of Acquisition Sub, compared to the ownership of outstanding shares of stock of the Company or Acquisition Sub in effect on the date hereof, without the prior written consent of SVB, or (ii) any “person” or “group” (within the meaning of Section 13(d) and 14 (d)(2) of the Exchange Act), becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly of 40% of the shares of all classes of stock then outstanding of the Company or Acquisition Sub ordinarily entitled to vote in the election of directors; (p) if the Company or Acquisition Sub generally does not pay its debts as they become due, or the Company or Acquisition Sub conceals, removes or transfers any part of its property, with intent to hinder, delay or defraud its creditors, or makes any transfer of any of its property which may be fraudulent under any bankruptcy, fraudulent conveyance or similar law; (q) if there is (i) a material impairment in the perfection or priority of SVB’s security interest in any material portion of the collateral or in the value of the collateral; (ii) a material adverse change in the business, operations or condition (financial or otherwise) of the Company or

Acquisition Sub; (iii) a material impairment of the prospect of repayment of any portion of the obligations; or (iv) SVB determines, based upon information available to it and in its reasonable judgment, that there is substantial likelihood that the Company or Acquisition Sub fails to comply with one or more financial covenants during the next succeeding financial reporting period; (r) if SVB, acting in good faith and in a commercially reasonable manner, deems itself insecure because of the occurrence of an event prior to the effective date hereof of which SVB had no knowledge on the effective date; or (s) if the Company or Acquisition Sub shall breach any term of the intellectual property security agreement granted by the Company or Acquisition Sub to SVB. SVB may cease making any loans during any of the above cure periods, and thereafter if an Event of Default has occurred and is continuing.

In the event of an Event of Default, SVB may take any of the following actions: (a) SVB may place a “hold” on any deposit account pledged as collateral; (b) cease making loans or otherwise extending credit to the Company or Acquisition Sub under the SVB Loan Agreement or any other document or agreement; (c) accelerate and declare all or any part of the obligations to be immediately due, payable, and performable, notwithstanding any deferred or installment payments allowed by any instrument evidencing or relating to any obligation; (d) take possession of any or all of the collateral, wherever it may be found, or enter onto any of the Company’s or Acquisition Sub’s premises without interference to search for, take possession of, keep, store, or remove any of the collateral, and remain on the premises or cause a custodian to remain on the premises in exclusive control thereof, without charge for so long as SVB deems it reasonably necessary in order to complete the enforcement of its rights under the SVB Loan Agreement or any other agreement; (e) require the Company or Acquisition Sub to assemble any or all of the collateral and make it available to SVB at places designated by SVB which are reasonably convenient to SVB and the Company or Acquisition Sub, and to remove the collateral to such locations as SVB may deem advisable; (f) complete the processing, manufacturing or repair of any collateral prior to a disposition thereof and, for such purpose and for the purpose of removal, SVB shall have the right to use the Company’s or Acquisition Sub’s premises, vehicles, hoists, lifts, cranes, and other equipment and all other property without charge; (g) sell, lease or otherwise dispose of any of the collateral, in its condition at the time SVB obtains possession of it or after further manufacturing, processing or repair, at one or more public and/or private sales, in lots or in bulk, for cash, exchange or other property, or on credit, and to adjourn any such sale from time to time without notice other than oral announcement at the time scheduled for sale. SVB shall have the right to conduct such disposition on the Company’s or Acquisition Sub’s premises without charge, for such time or times as SVB deems reasonable, or on SVB’s premises, or elsewhere and the collateral need not be located at the place of disposition. SVB may directly or through any affiliated company purchase or lease any collateral at any such public disposition, and if permissible under applicable law, at any private disposition. Any sale or other disposition of collateral shall not relieve the Company or Acquisition Sub of any liability the Company or Acquisition Sub may have if any collateral is defective as to title or physical condition or otherwise at the time of sale; (h) demand payment of, and collect any accounts and general intangibles comprising collateral and, in connection therewith, the Company and Acquisition Sub irrevocably authorizes SVB to endorse or sign the Company’s or Acquisition Sub’s name on all collections, receipts, instruments and other documents, to take possession of and open mail addressed to the Company or Acquisition Sub and remove therefrom payments made with respect to any item of the collateral or proceeds thereof, and, in SVB’s sole discretion, to grant extensions of time to pay, compromise claims and settle Accounts and the like for less than face value; (i) offset against any sums in any of the Company’s or Acquisition Sub’s general, special or other Deposit Accounts with SVB against any or all the obligations; and (j) demand and receive possession of any of the Company’s or Acquisition Sub’s federal and state income tax returns and the books and records utilized in the preparation thereof or referring thereto. All reasonable attorneys’ fees, expenses, costs, liabilities and obligations incurred by SVB with respect to the foregoing shall be added to and become part of the obligations, shall be due on demand, and shall bear interest at a rate equal to the highest interest rate applicable to any of the obligations. Without limiting any of SVB’s rights and remedies, from and after the occurrence and during the continuance of any Event of Default, the interest rate applicable to the obligations will be increased by an additional 3% per annum.

ITEM 2. PROPERTIES.

As of October 1, 2005 we lease property as detailed in the following table:

Location	Approximate Size	Owned or Leased	Expiration Date	Lease Intended Use	Aggregate Annual Rental Payments
Cambridge, Massachusetts	21,422 sq ft.	Leased	July, 2007	Office	$396,307
Santa Clara, California	24,907 sq ft.	Leased	March, 2011	Office	$407,564
Sarasota, Florida	67,832 sq ft.	Leased	June 30, 2006	Office/Warehouse	$780,000

Totals	114,161 sq ft.				$1,583,871

In September, 2005, we moved our corporate headquarters from 5 Cambridge Center, Cambridge Massachusetts to One Memorial Drive, Cambridge, Massachusetts, and entered into a two-year lease agreement for this facility. Also, in September 2005, we completed the move from our Sunnyvale, California facility to our new facility located at Suite 400, 3979 Freedom Circle Drive, Santa Clara, California and entered into a five-year lease agreement for this facility. We believe both new facilities address our anticipated needs for the foreseeable future. We do not own any real property.

Effective October 1, 2005, the Company entered into a lease agreement with DMB Sarasota I, L.P. for approximately 67,832 square feet of space in Sarasota, Florida, which will be used for offices and warehouse space. The initial term of this lease is for nine months, ending on June 30, 2006, with no automatic renewal provisions. The Company leases this space at a monthly rate of $65,000. Pursuant to the Asset Purchase Agreement, we have use of Comdial’s Charlottesville, Virginia facility until October 31, 2005 at a monthly rent of $12,880.

ITEM 3. LEGAL PROCEEDINGS.

We and our subsidiaries are involved in other legal proceedings from time to time, none of which we believe, if decided adversely to us or our subsidiaries, would have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year ended June 30, 2005, there were no matters submitted to a vote of security holders of Artisoft, through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Registrant’s Common Equity

Our common stock is currently quoted on both the OTC Bulletin Board and the Pink Sheets under the symbol ASFT. Our Common Stock was previously listed on the NASDAQ SmallCap Market but was de-listed effective November 19, 2003, as a result of total stockholders’ equity being below the required minimum of $2.5 million. We may pursue relisting on the NASDAQ SmallCap Market when, and if, we meet the listing requirements of the Nasdaq SmallCap Market.

In April 2003, we implemented a one-for-six reverse split of our Common Stock. Unless otherwise noted, data used throughout this report is adjusted to reflect that reverse stock split.

The following table presents the high and low bid prices of our Common Stock for each quarter of the fiscal years ended June 30, 2005, 2004, and 2003, as reported by the NASDAQ Stock Market and the OTC Bulletin Board. These quotations may reflect inter-dealer prices, without related mark-up, markdown or commission and may not necessarily represent actual transactions.

	2005		2004		2003
	High	Low	High	Low	High	Low
First Quarter, ending September 30	$2.98	$1.65	$3.69	$1.36	$9.06	$3.00
Second Quarter, ending December 31	$3.40	$2.25	$4.40	$2.45	$3.90	$2.04
Third Quarter, ending March 31	$2.43	$2.85	$3.30	$2.25	$3.00	$1.50
Fourth Quarter, ending June 30	$1.50	$2.45	$3.20	$2.02	$2.53	$1.60

There were 234 record holders of our Common Stock at September 30, 2005. This number does not include stockholders who hold their shares in “street name” or through broker or nominee accounts. On that same date, the high and low bid prices for our common stock on the OTC Bulletin Board was $1.60 and $1.60, respectively.

Dividend Policy

We have never paid cash dividends. We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends for the foreseeable future. Pursuant to the agreements executed in connection with the acquisition of Vertical Networks and the Comdial Assets, we cannot pay any cash dividends on any shares of our capital stock without the prior written consent of M/C Venture Partners. Further, the SVB Loan Agreement prohibits the Company from declaring any dividends on its shares of Common Stock.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table provides information about the securities authorized for issuance under our equity compensation plans. In accordance with the rules of the SEC, the information in the table is presented as of June 30, 2005, the end of our most recently completed fiscal year.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	7,998,090	(1)	2.13	387,723	(1)
Equity compensation plans not approved by security holders	—		—	—
Total	7,998,090		2.13	387,723

(1)	In addition to being available for future issuance upon exercise of options, up to 40,000 shares available for issuance under the 2004 Stock Incentive Plan may be issued in the form of restricted stock.

ITEM 6. SELECTED FINANCIAL DATA.

The selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report.

The selected consolidated financial data set forth below is derived from the audited consolidated financial statements of Artisoft. Artisoft’s historical results are not necessarily indicative of its results of operations to be expected in the future.

	2005	2004	2003
Statement of Operations Data:
Revenues, net	$17,460	$8,991	$6,606
Cost of Sales	3,302	264	236

Gross Margin	14,158	8,727	6,370
Operating Expenses:
Sales and marketing	12,632	5,863	5,539
Product development	8,215	3,204	3,084
General and administrative	6,238	2,832	4,837
Non-cash compensation	1,902	—	—
Amortization of Intangible Assets	532	—	—
Total operating expenses	29,519	11,899	13,460
Loss from operations	(15,361)	(3,172)	(7,090)

Net loss	$(15,531)	$(3,154)	$(7,029)

Net loss applicable to Common Shareholders	$(16,999)	$(6,251)	$(9,035)

Loss Applicable to Common Shareholders per Share—basic and diluted	(0.64)	(1.73)	(3.13)

Balance Sheet Data:
Cash and cash equivalents	$4,880	$2,747	$3,041
Total current assets	17,073	4,436	4,265
Total current liabilities	15,480	4,546	5,313
Total shareholders’ equity (deficit)	14,234	552	(319)

On September 28, 2004, we acquired Vertical Networks. As a result, the revenue, cost of goods and operating expenses for the year ended June 30, 2005 reflect the results of both our ongoing operations related to TeleVantage, and the results of operations related to the InstantOffice product line for the period September 28, 2004 through June 30, 2005.

FORWARD-LOOKING STATEMENTS

This Annual Report, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business,” contains forward-looking statements. These statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “expect,” “intend,” “may,” “would,” “could,” “plan,” “seek,” “potential,” “continue,” or the negative of these terms or other comparable terminology. You should not place undue reliance on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, levels of activity, performance or achievements. Factors that may cause actual results to differ materially from current expectations, which we describe in more detail elsewhere in this report under the heading “Risk Factors,” include, but are not limited to:

•	failure to increase the sales of our Historic Products or the products we acquired as part of the Comdial acquisition;

•	the loss of any of our key customers;

•	failure to successfully integrate the Comdial Assets into our business;

•	the introduction of competitive products, including other software- or server-based phone systems;

•	slower than expected development of the software- or server-based phone system market or any event that causes software- or server-based phone systems to be less attractive to customers;

•	continued failure to timely file our reports under the Exchange Act;

•	continued failure to have adequate disclosure controls in place;

•	continued lapses of internal controls;

•	the finding by our independent registered public accounting firm that we have a material weakness in our internal controls over financial reporting;

•	possible delisting from the OTC Bulletin Board for failure to remain current in our Exchange Act reporting obligations;

•	continued inability to achieve profitability;

•	failure to protect our intellectual property;

•	deteriorating financial performance;

•	failure to achieve the anticipated benefits from our acquisitions of Comdial and Vertical Networks, including, without limitation, failing to obtain the desired benefits for the Company’s dealers and customers;

•	the assumptions about the future performance of the Comdial Assets may prove to be incorrect;

•	the inability to achieve the desired synergies and economies of scale after the acquisition of the Comdial Assets;

•	the inability to become a significant player within the IP-PBX telephony market;

•	the risk that the Company may be unable to meet its future obligations resulting from the acquisition of the Comdial Assets including but not limited to its obligations to meet its financial covenants under the SVB Loan Agreement or meet its deadlines to register the shares of its Common Stock issued in the 2005 Equity Financing; and

•	the loss of any of its key dealers or customers or Comdial’s key dealers or customers.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we projected. Any forward-looking statement you read in this report reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. We assume no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

ITEM 7. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the financial condition and results of operations of our company should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Please see “Risk Factors” and “Forward-Looking Statements” elsewhere in this report.

Overview

We develop, market and sell business phone systems software, hardware and associated services.

As of June 30, 2005, we had two families of products:

•	TeleVantage, a software-based phone system that runs on a Windows server platform and Intel® communications hardware, TeleVantage has an optional Call Center module, and add-ons, such as TeleVantage Conference Manager, TeleVantage Call Center Scoreboard, TeleVantage Call Classifier, TeleVantage Smart Dialer and TeleVantage Persistent Pager and TeleVantage Enterprise Manager. All modules are fully integrated.

•	InstantOffice, a software-based phone system that runs on a Windows server platform and proprietary hardware. InstantOffice also supports software applications such as custom IVR applications, and telecommunications network management applications including MultiSite Manager and MultiSite Reporter which facilitate remote management of large networks of InstantOffice installations.

As a result of the acquisition of the Comdial Assets, we now have additional product offerings. For a description of these additional products, please see “Recent Events –Acquisition of the Comdial Assets.”

We sell our products through distributors, resellers and system integrators such as Scansource, Inc/Paracon, AT&T, Fujitsu and IBM. We engage in alliances with systems integrators and other technology vendors to assist us in selling and marketing our products. Most of our end user customers use resellers or systems integrators to implement our products, and these resellers and systems integrators can significantly influence our customers’ purchasing decisions. Our revenues are derived from the licensing of software, shipment of related hardware, and related software maintenance contracts.

Cost of sales is generally comprised of the cost of hardware produced for us by contract manufacturers or purchased by us for resale to our customers, and royalties paid to software developers.

Gross margins for the year ended June 30, 2005 decreased to 81% as compared to 97% for the year ended June 30, 2004, and 96% for 2003. This decrease was driven entirely by the shift in 2005 from that of being a pure software provider to that of providing combined hardware and software systems to our customer base. We expect over time, to decrease the relative proportion of these hardware products in our sales mix, and believe this will contribute to an increase in our gross margins.

Our operating expenses are comprised of:

•	Sales and marketing costs, which consist primarily of salaries and employee benefits for sales and marketing employees, travel, and marketing programs. We believe that our current complement of sales and marketing personnel can be effectively leveraged as the Company continues on its revenue growth pattern. Sales and marketing expenses increased 115% in 2005 versus 2004, as a result of increased resources applied to sales of the TeleVantage product line and additional resources acquired with the Vertical Networks acquisition. When taking into account the allocation of stock based compensation to sales and marketing, the increase in expenses was 126% in 2005 versus 2004;

•	Product development costs, which consist primarily of salaries and employee benefits for engineering and technical personnel. We believe that our continued focus on innovation will differentiate the Company from its competitors and that our spending levels are adequate to do so. Product development expenses increased 156% in 2005 versus 2004, primarily as a result of the additional resources acquired with the Vertical Networks acquisition. When taking into account the allocation of stock based compensation to product development, the increase in expenses was 183% in 2005 versus 2004;

•	General and administrative expenses, which generally represent salaries and employee benefits costs of corporate, finance, human resource and administrative personnel, as well as professional fees, insurance costs, consulting fees and administrative expenses. General and administrative expenses increased 120% in 2005 versus 2004, primarily as a result of the additional resources acquired with the Vertical Networks acquisition. When taking into account the allocation of stock based compensation to general and administrative expenses, the increase in expenses was 136% in 2005 versus 2004;

•	Stock-based, non-cash compensation; and

•	Amortization of intangible assets acquired from Vertical Networks, Inc.

Critical Accounting Policies

We identified the policies below as critical to the understanding of our results of operations. It should be noted that our preparation of this report requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

Critical accounting polices are those policies that are reflective of significant judgments and uncertainties and potentially result in materially different results under different assumptions and conditions. We believe our most critical accounting policies are as follows:

Revenue Recognition

The Company follows the provisions of the Statement of Position (SOP) 97-2, Software Revenue Recognition as amended by SOP 98-9, Modification of SOP 97-2 Software Revenue Recognition, with Respect to Certain Transactions, and further augmented by Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition,

and Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables. Generally, the Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectability is reasonably assured. The Company reduces revenue for estimated customer returns, rotations and sales rebates when such amounts are estimable. When not estimable the Company defers revenue until the product is sold to the end customer or the customer’s rights expire. As part of its product sales price, the Company provides telephone support, which is generally utilized by the customer shortly after the sale. The cost of the phone support is not significant but is accrued in the financial statements. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue.

The Company defers revenue on shipments to Toshiba until the product is resold by Toshiba to its customers. The deferral of revenue is due to the Company’s inability to reasonably estimate potential future stock rotations resulting from future product releases and their effect on future revenue. For all other license sales, assuming that all other revenue recognition criteria have been met, revenue is recognized at the time of shipment because the Company has sufficient information, experience and history to support its ability to estimate future stock rotations.

Revenue from delivered elements of one-time charge licensed software is recognized at the inception of the license term using the residual method, provided we have vendor-specific objective evidence (“VSOE”) of the fair value of each undelivered element. Revenue is deferred for the fair value of the undelivered elements based upon the price of these elements when sold separately. Revenue is also deferred for the entire arrangement if VSOE does not exist for each undelivered contract element. Examples of undelivered elements in which the timing of delivery is uncertain include contractual elements that give customers rights to any future upgrades at no additional charge or future maintenance that is provided within the overall price. The revenue that is deferred for any contract element is recognized when all of the revenue recognition criteria have been met for that element. Revenue for annual software subscriptions is recognized ratably over the length of the software subscription. Certain contracts acquired with Vertical Networks, Inc. in September 2004 were determined to be bundled with software subscriptions with lengths of up to five years from the date of acquisition. The revenue and cost of sales of the systems sold under these contracts have been deferred and will be amortized ratably over the length of the associated software subscription, as the Company does not have VSOE for these subscription agreements.

Revenue from time and material service contracts is recognized as the services are provided. Revenue from fixed price, long-term service or development contracts is recognized over the contract term, using a proportional performance model, based on the percentage of services that are provided during the period compared with the total estimated services to be provided over the entire contract. Losses on fixed price contracts are recognized during the period in which the loss first becomes apparent.

Asset Valuation

Asset valuation includes assessing the recorded value of certain assets, including accounts and notes receivable, inventories, goodwill and other intangible assets. We use a variety of factors to assess valuation, depending upon the asset. Accounts and notes receivable are evaluated based upon the credit-worthiness of our customers, our historical experience, and the age of the receivable. The recoverability of inventories is based upon the types and levels of inventory held, forecasted demand, and pricing. Should current market and economic conditions deteriorate, our actual recovery could be less than our estimate. Our intangible assets, are evaluated using established valuation models based upon the expected period the asset will be utilized, forecasted cash flows, changes in technology and customer demand. Our goodwill resulting from our acquisition of Vertical Networks, Inc, will be independently evaluated during the 2006 fiscal year to determine if impairment has occurred since it acquisition.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. We are currently evaluating the impact of the adoption of SFAS No. 123(R) and believe that the adoption will result in approximately $900 thousand per quarter of additional, non-cash compensation expense in our operating expenses.

Non-GAAP Financial Metrics.    We determined that in certain circumstances, non-GAAP financial measures can prove useful for our investors. We present non-GAAP information for 2005 as a result of our acquisition of Vertical Networks, which we compare to our prior year GAAP results. The results for the year ended June 30, 2005 reflect a significant deferral of $16.9 million of revenue for systems sold and delivered during the year, because these systems are covered under multi-year software subscription agreements, acquired as part of the Vertical Networks acquisition, the terms of which extend to March 2009 and cover all systems shipped to some of our large customers. Under GAAP, this revenue, and the related cost of goods of $9.6 million, will be amortized over the balance of the life of the software subscription agreements, which run through periods of up to four years and three months. The amortization of these sales and cost of sales is approximately $1.8 million and $1.1 million, respectively, for the year ended June 30, 2005.

In addition, we acquired $4.3 million of intangible assets as part of the Vertical Networks acquisition, which are being amortized over an estimated life of five years.

We have prepared the following non-GAAP presentation of condensed income statement information for the year ended June 30, 2005, to reflect the results of operations without this revenue and cost of sales deferral, without the related amortization of deferred revenue and of deferred cost of sales, and without the amortization of acquired intangible assets, and a related deferred tax liability. While this non-GAAP presentation should not be considered in isolation or as a substitute for net revenue, cost of sales, gross margins, operating expense, income (loss), or net income (loss) data prepared in accordance with GAAP, or as an indication of our financial performance or liquidity under GAAP, it is presented here because we believe that it provides useful information to investors with respect to our ability to generate sales of our products into the market, absent the deferral convention for accounting purposes, and to meet current and future working capital requirements and capital expenditure commitments by adjusting out the non-cash amortization and tax expense.

	GAAP	Deferred Adjustments	Non-GAAP
	Year Ended June 30, 2005		Year Ended June 30, 2005
Net Revenue	$17,460	16,907	$34,367
Cost of Sales	$3,302	9,610	$12,792

Gross Margins	$14,158	7,297	$21,575
Operating Expense	$29,519	(3,379)	$26,260

Operating Income (Loss)	$(15,361)	10,676	$(4,685)
Net Income (Loss)	$(15,531)	10,933	$(4,598)

Results of Operations

Principal Factors in Financial Performance for Fiscal Year Ended June 30, 2005

Our operating performance for the year ended June 30, 2005 was mixed when compared to the year ended June 30, 2004. Our revenues increased significantly as a result of the acquisition of the Instant Office product line. Our earnings for fiscal year 2005, however, declined significantly when compared to fiscal year 2004. Though not necessarily establishing a trend, the principal factors affecting this change were:

•	The deferral of $16.9 million of revenue, net of amortization, and $9.6 million of cost of sales, net of amortization, for the year ended June 30, 2005, relating to product sales linked to support contracts acquired from Vertical Networks, which resulted in the deferral of $7.3 million of gross profit. These deferrals are responsible for the vast majority of the $20.4 million of deferred revenue and $9.9 million of deferred cost of sales at June 30, 2005;

•	Decrease in gross margins by 15% from 97% to 81% as a result of the inclusion of hardware in the sales of products acquired from Vertical Networks for the year ended June 30, 2005; and

•	Operating expense increase of $17.7 million, driven primarily by of $15.3 million for the year ended June 30, 2005 related to the acquired operations of Vertical Networks

We anticipate that the deferral of revenue, gross profit and earnings related to support contracts acquired from Vertical Networks will decrease in both absolute dollars and as a percentage of revenue over time. We also anticipate that both cost of goods and operating expenses will decrease as a percentage of revenue.

Net Revenue and Gross Margin

Revenue and Gross Profit (in thousands, except percentages)

	Twelve Months Ended		Change	Twelve Months Ended		Change
	June 30, 2005	June 30, 2004		June 30, 2004	June 30, 2003
Total net revenue	17,460	8,991	94.2%	8,991	6,606	36.1%
Gross Profit	14,158	8,727	63.6%	8,727	6,370	37.0%
% of Net Revenue	81.1%	97.1%		97.1%	96.4%

Most of our products from both product families are delivered with perpetual non-exclusive licenses and some also with related maintenance contract. Typically, these are sold on an annual basis. As the maintenance contracts near expiration, we contact customers, or our resellers contact them, to renew their contracts as applicable. We typically provide a limited 12 month warranty on hardware when it is sold in conjunction with our software, and we occasionally sell extended warranties to customers.

Timing and Amount.    The timing and amount of our net revenues has been, and is expected to continue to be, influenced by a number of factors, including the following:

•	Product design, including our software and our bundled hardware and services where applicable;

•	The demand for our current products;

•	Acquisitions made by us, such as the acquisition of Vertical Networks and the Comdial Assets;

•	The length of our sales cycle; and

•	Budgeting cycles of our customers.

High Concentration Among Small Number of Customers.    A significant portion of our revenues is generated by a small number of customers. We expect that, as a result of our acquisition of the Comdial Assets, our revenues will be substantially less concentrated. For the year ended June 30, 2005, one distributor, Scansource through its Paracon division, accounted for 19% and one end-user customer, CVS, accounted for 10% our total revenues. In fiscal years 2004 and 2003, Scansource through its Paracon division, accounted for 37%, and 42%, respectively, of the Company’s net sales.

International.    We also derive revenue from international markets. International sales accounted for 8%, 15% and 12% of net revenue for the years ended June 30, 2005, 2004, and 2003, respectively. Less than 1% of our assets were deployed to support our international business for each of the years ended 2005, 2004 and 2003. We anticipate that a majority of our revenues will continue to be derived from sales activity in the United States. Nevertheless, we expect net revenues outside of the United States to increase over time as we expand our distributor, reseller and OEM relationships in additional geographic markets.

Our overall revenues increased by 94% in 2005, primarily as a function of the acquisition of Vertical Networks in September 2004. The additional revenue driven by the acquisition accounted for 79% of the growth in revenues while the Televantage standalone revenues grew by approximately 15% versus 36% in 2004.

Year Ended June 30, 2005 Compared to Year Ended June 30, 2004

Net product revenue increased 94% to $17.5 million for fiscal year 2005 from $9.0 million for fiscal year 2004. The acquisition of Vertical Networks on September 28, 2004 drove 79% of the overall increase in revenues while the historical business grew by 15% . With this acquisition, the Company acquired the InstantOffice product line, as well as relationships with AT&T and IBM, and large customers including CVS Pharmacy, Inc. and Staples, Inc.

We distribute our products internationally. International product revenue was 8% and 15% of total net revenue for fiscal years 2005 and 2004, respectively. Our international revenue continued to increase at the same pace as its underlying domestic business, and as we continue to focus on and strengthen our distribution efforts in international geographic regions, we expect that our international component will continue to grow in importance to our overall revenue.

Gross Margins declined from 97% of net revenue to 82% of net revenue in 2005. The decrease was attributable to the shift from the license of software with electronic delivery to the sales of both software and electronic systems resulting from the acquisition of Vertical Networks. Consequently, hardware is now a significant component of cost in the solution. The acquisition of the Comdial Assets will further depress gross margins in the short term, as a result of the increased percentage of hardware in the overall revenues of the Company. Longer term the margins on the combined offerings are expected to increase as the mix of software and hardware revenue shifts towards a greater emphasis on software applications.

Year Ended June 30, 2004 Compared to Year Ended June 30, 2003

For fiscal year 2004, we had total net revenue of $9.0 million compared to total net revenue in fiscal year 2003 of $6.6 million. This growth was achieved through an increase in the number of TeleVantage licenses sold and through increasing average deal size resulting from the release of TeleVantage 6.0.

The Company’s gross profit from net product revenue was $8.7 million and $6.4 million in fiscal years 2004 and 2003, respectively, or 97% and 96% of net product revenue, respectively. This increase was primarily the result of efficiencies and savings derived from increased use of electronic distribution of licenses.

Operating Expenses

Operating Expenses (in thousands, except percentages)

	Twelve Months Ended		Change	Twelve Months Ended		Change
	June 30, 2005	June 30, 2004		June 30, 2004	June 30, 2003
Sales and Marketing	12,632	5,863	115.0%	5,863	5,539	5.8%
% of Net Revenue	72.3%	65.2%		65.2%	83.8%
Product Development	8,215	3,204	156.4%	3,204	3,084	3.9%
% of Net Revenue	47.0%	35.6%		35.6%	46.7%
General and Administrative	6,238	2,832	119.1%	2,832	4,837	(41.5)%
% of Net Revenue	35.7%	31.5%		31.5%	73.2%
Stock-based Compensation	1,902	—		—	—
% of Net Revenue	10.9%	0%		0%	0%
Amortization of Intangibles	532	—		—	—
% of Net Revenue	3.0%	0%		0%	0%
Total Operating Expenses	29,519	11,899	148.1%	11,899	13,460	(11.6%)
% of Net Revenue	169.1%	132.3%		132.3%	203.8%

Year Ended June 30, 2005 Compared to Year Ended June 30, 2004

Sales and Marketing.    Sales and marketing expenses increased 115% to $12.6 million for fiscal year 2005 from $5.9 million for fiscal year 2004, representing 72% and 65% of total net revenue, respectively. The increase in sales and marketing expense in aggregate dollars was driven by the acquisition of Vertical Networks. The 2005 sales and marketing expense, however, was significantly lower than 2004 as a function of the pro-forma revenue numbers reported in “Non-GAAP Financial Metrics” above; 37% in 2005 versus 65% in 2004, reflecting the ability to leverage resources against increasing revenues.

Product Development.    Product development expenses were $8.2 million and $3.2 million for fiscal years 2005 and 2004, respectively, representing 47% and 36% of total net revenue, respectively. The increase in product development expenses was as a result of the acquisition of Vertical Networks, whose product development resources we retained in their entirety. The development expense as a proportion of pro forma revenue reported in “Non-GAAP Financial Metrics” above actually declined from 36% in 2004 to 24% in 2005. We believe that continued development and introduction to the market in a timely manner of new versions of our products is critical to their future success and we will continue to invest in this area.

General and Administrative.    General and administrative expenses were $6.2 million and $2.8 million for fiscal years 2005 and 2004, respectively, representing 36% and 32% of total net revenue, respectively. Included in general and administrative expenses in 2005 was a $825 thousand non-cash charge for accrued liquidated damages resulting from delays in registration of shares issued in September 2004. The remaining increase was driven primarily by the acquisition of Vertical Networks, which resulted in increased resources and operating expenses related to our California facility, its information systems, and human resources and accounting operations retained after the acquisition.

Non-Cash Compensation.    In 2005, there was a $1.9 million non-cash compensation expense under APB 25, “Accounting for Stock Issued to Employees”, representing 11% of net revenue, for employee stock options that were granted below fair market value in September 2004. Future non-cash compensation expenses will be determined by the Company under the guidelines of SFAS 123R, which the Company adopted on July 1, 2005, and are expected to be approximately $900 thousand per quarter.

Amortization of Intangibles.    Based upon an independent valuation of the intangible assets acquired from Vertical Networks in September 2004, and the life of those assets, the Company has been amortizing $215 thousand of intangible assets per quarter since September 28, 2004. During the fiscal year ended June 30, 2005 this resulted in $652 thousand of expenses, $532 thousand of which was allocated to operating expenses, and $120 thousand of which was allocated to cost of sales. These same intangible assets will result in $860 thousand of non-cash expense per year through September 2009.

Year Ended June 30, 2004 Compared to Year Ended June 30, 2003

Sales and Marketing

The increase in sales and marketing expense in aggregate dollars for fiscal year 2004 compared to fiscal year 2003 was primarily due to an increase in personnel. In fiscal 2003, we also incurred a non-recurring charge of approximately $0.2 million relating to executive severance compensation. The reduction of sales and marketing expenses in fiscal year 2004 as a percentage of net revenue in comparison to fiscal year 2003 was due to increases in TeleVantage sales outpacing increases in sales and marketing expenses resulting from larger sized system sales.

Product Development

Product development expenses for fiscal year 2004 increased slightly by 4% compared to fiscal year 2003, largely due to higher employee costs and a reduction in the capitalized development costs in fiscal 2004 relating to the release of TeleVantage 6.0 in comparison to the amount capitalized in fiscal year 2003 for the release of TeleVantage 5.0.

General and Administrative

The decrease in general and administrative expenses of $2.0 million, representing a 42% reduction, was the result of a reversal of a tax liability accrual related to our stock incentive plan, reduced professional fees, depreciation and executive severance costs.

Other Income

Other income, consisting primarily of interest income, increased from $0.02 million in 2004 to $0.09 million in 2005 as a result of having higher average cash and equivalents balances and from increasing interest rates. Other income decreased from $0.06 million in 2003 to $0.02 million in 2004 as a result of decreasing interest rates combined with lower average cash and invested balances.

Income Tax Expense

While we incurred net losses in 2005 and 2004, in 2005, we recorded a deferred tax provision associated with the goodwill created and intangibles acquired with the Vertical Networks’ acquisition during the year ended June 30, 2005. The effective tax rates for the Company were 0% for fiscal years 2004 and 2003. No income tax expense or benefit was recognized for fiscal years 2004 or 2003 as the Company incurred net losses for those periods, and has reserved for its deferred tax assets as the Company has concluded that its deferred tax assets may not be realized.

Net Operating Loss Carryforwards

As of June 30, 2005, we had federal and state net operating loss carryforwards of approximately $20 million, which will begin to expire in the year ending June 30, 2012. The amount of net operating losses that we can utilize may be limited under tax regulations in circumstances including a cumulative stock ownership change of more than 50.0% over a three-year period.

Financial Condition, Liquidity and Capital Resources

Financial Condition, Liquidity And Capital Resources (in thousands)

	Positions at		Change
	June 30, 2005	June 30, 2004
Cash and cash equivalents	$4,880	$2,747	$2,133
Working capital (excl. restricted cash)	448	(110)	558
Cash used in operating activities	8,875	3,459	5,416
Cash used in investing activities	15,747	233	15,514
Cash provided by financing activities	26,751	3,398	23,253

Working capital, consisting of total current assets minus current liabilities, was $0.45 million at June 30, 2005, compared to a working capital deficit of $(0.1) million at June 30, 2004, representing an increase of $0.56 million. The increase in working capital at June 30, 2005 reflects an increase of $2.1 million in cash and cash equivalents. The increase in cash and cash equivalents of $2.1 million was primarily a result of our receipt of $26 million, net of transaction costs, from the sale of Common Stock in our September 2004 financing, less $15 million used in investing activities primarily for the acquisition of Vertical Networks. Working capital also increased due to an increase of $4.6 million in trade receivables, $1.7 million in inventory and $2.7 million in current deferred costs relating to current revenue deferrals. All of the increase in inventory and virtually all of the increase in trade receivables and deferred costs were the result of the Vertical Networks acquisition. Increases in working capital were offset by an increase of $3.7 million in accounts payable, $5.1 million in current deferred revenue and $2.2 million in accrued liabilities. Virtually all of the increase in deferred revenue and most of the increases in accounts payable and accrued liabilities were attributable to the Vertical Networks acquisition.

We believe that our cash resources are adequate to meet our short-term requirements through at least the 2006 fiscal year. In the longer term, we believe that revenues will increase and after taking into account the anticipated elimination of redundant operations and the reduction of overhead cost elements following our acquisition of Vertical Networks that operating expenses will decrease as a percentage of net revenue, thereby reducing future operating losses.

If we require additional cash to meet future requirements, or if the level of growth of TeleVantage and InstantOffice revenue is insufficient to meet our long-term business objectives or if we determine we require additional capital for other business reasons, such as to fund acquisitions or other strategic initiatives, we will need to pursue additional equity or debt financing. Such financings may not be available on terms acceptable to us or at all, may significantly affect our stockholders, including for example, by substantially diluting their ownership interest.

Significant Financing Arrangements

September 2003 Financing.    In September 2003, we issued and sold an aggregate of 2,627,002 shares of our Series C Convertible Preferred Stock to investors in a private placement at a per share price equal to $1.50. The investors also received warrants to purchase up to 2,627,002 shares of our Common Stock at a per share exercise price equal to $1.1386. Net proceeds from the financing were approximately $3.3 million. The proceeds were used for general corporate purposes, including the funding of working capital and capital expenditures.

September 2004 Financing.    In September 2004, Artisoft completed the acquisition of substantially all of the assets of Vertical Networks.

The acquisition was financed with a portion of the proceeds from a $27.5 million common stock financing also completed on September 28, 2004 and shortly thereafter, pursuant to which Artisoft sold a total of 24,159,468 shares of its Common Stock at a per share purchase price of $1.1386 to the 2004 Investors. In connection with, or prior to the financing, the holders of all shares of Artisoft’s preferred stock converted those shares into Common Stock.

Artisoft has agreed to register, under the Securities Act of 1933, the shares issued and sold under the 2004 Agreement for resale by the 2004 Investors. Artisoft agreed to file with the Securities and Exchange Commission the registration statement with respect to this registration by November 12, 2004 and to use its best efforts to cause the registration statement to become effective on or before December 31, 2004. If the registration statement was not declared effective by the SEC on or prior to March 31, 2005 or if the registration statement, after being declared effective, ceases to be effective and available for any continuous period that exceeds 30 days or for one or more periods that exceed in the aggregate 60 days in any 12-month period, Artisoft is required to pay each investor in the financing liquidated damages in an amount equal to 1% of the aggregate purchase price paid by the investor under the purchase agreement (not to exceed 9% of such purchase price, in the aggregate). At this date the registration has not occurred and the Company has agreed upon a settlement of the liquidated damages occurring as a result of the Company’s failure to effect the registration per the terms of this agreement, whereby the Company issued warrants to purchase shares of Common stock in lieu of liquidated damages accrued through August 31, 2005 and revised the registration schedule. Please see “Recent Events – 2005 Equity Financing” for further details. Artisoft has also made other customary agreements regarding this registration, including matters relating to indemnification; maintenance of the registration statement; payment of expenses; and compliance with state “blue sky” laws.

As a result of the sale of Common Stock under the 2004 Agreement, the exercise price of all of the warrants to purchase an aggregate of 466,664 shares of common stock issued in Artisoft’s 2001 financing and all of the warrants to purchase an aggregate of 2,627,002 shares of common stock issued in Artisoft’s 2003 financing was reduced to $1.1386 per share pursuant to the terms of those warrants. Immediately prior to the sale of common stock under the purchase agreement, the exercise price of the warrants issued in 2001 was $1.50 per share, and the exercise price of the warrants issued in 2003 was $1.88 per share. The reduction of the exercise price of these warrants resulted in the recording of a non-cash deemed dividend equal to approximately $1.5 million in the first quarter of fiscal 2005.

Under a consent, amendment and waiver agreement, all warrants issued in the 2001 and 2003 financings were amended to delete the price protection provisions of those warrants. Therefore, as so amended, the per share exercise price of those warrants will no longer be subject to adjustment in the event of sales of securities by the Company, except for customary adjustments for stock splits, dividends, recapitalizations and other organic changes.

Future Capital Requirements

We anticipate that existing cash balances at June 30, 2005 will be adequate to meet our current and expected cash requirements for the current fiscal year ending June 30, 2006, including the potential payment of up to $5.5 million to the former Vertical Networks for additional purchase price “earn-out” as defined under the terms of our Asset Purchase Agreement, dated September 23, 2004. To date $0.75 million of the “earn-out” has been paid to the former Vertical Networks, Inc., all payments having been made during the 2006 fiscal year. A change in circumstance, such as a reduction in the demand for our products, could necessitate that we seek additional debt or equity capital or take actions to reduce our operating costs to levels that can be supported by our available cash. See “Risk Factors—We will need additional working capital the lack of which would likely have a significant negative impact on our current level of operations.” below. In addition, we may also from time to time seek debt or equity financing for various business reasons. There can be no assurance that any such additional financing will be available when needed or on acceptable terms to allow us to successfully achieve our operating plan or fund future investment in our product lines.

Contractual Obligations

We have contractual obligations that may affect our financial condition. The following table summarizes our significant contractual obligations as of June 30, 2005.

	Payment due by Period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$3,750	$1,531	$1,741	$478	—
Royalty Agreements	$220	$220	—	—	—
Total	$3,970	$1,751	$1,741	$478	—

We lease office space and equipment under non-cancelable operating lease agreements expiring through 2011.

Off-Balance Sheet Arrangements

As of the date of this report, we have no off-balance sheet arrangements.

Effect of Inflation

We do not believe that inflation has had a material effect on our business, results of operations or financial condition in the past three years. Although we do not anticipate that inflation will have a material effect on future results of operations, we cannot accurately anticipate the future effects of inflation. Over the next 12 months, our most liquid assets will be cash, cash equivalents and short-term investments. Because of their liquidity, these assets are not directly affected by inflation. Because we intend to retain and continue to use our equipment, furniture and fixtures and leasehold improvements, we believe that the incremental inflation related to replacement costs of such items will not materially affect our operations. Our expenses, such as those for employee compensation, could be affected by inflation, which might increase the rate at which we use our available resources.

RISK FACTORS

We caution you that the following important factors, among others, in the future could cause our actual results to differ materially from those expressed in forward-looking statements made by, or on behalf of, us in filings with the Commission, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Annual Report on Form 10-K, and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below are important in determining future results. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make in our reports filed with the Commission.

RISKS RELATED TO OUR HISTORIC BUSINESS OPERATIONS

We have a history of losses and expect to incur future losses.

We had operating losses for the year ended June 30, 2005 and in each of the last 11 fiscal years. We also had negative cash flow from operating activities in the year ended June 30, 2005 and in six out of the last ten fiscal years. If our revenues do not increase significantly, without a corresponding decrease in expenses, we may never achieve profitability, on a sustained basis or at all, or generate positive cash flow in the future. In that case our business will fail. We expect to incur significant future operating losses and negative cash flows. Vertical Networks, Inc. also incurred operating losses in each of its last three fiscal years, and had negative cash flow from operating activity many of which were acquired when the Company acquired most of the assets of Vertical Networks. Comdial’s revenues and operating results have experienced fluctuations in the past and may cause our revenues and operating results to vary in the future. Comdial’s revenues and operating results have varied significantly in the past due to various factors, including changes in market acceptance of Comdial’s services, regulatory changes that may affect the marketability of Comdial’s services, budgetary cycles of Comdial’s principal clients, the mix and timing of client projects, and one-time nonrecurring and unusual charges. As a result, the operations acquired from Vertical Networks and Comdial may not consistently generate profits or positive cash flow, which would likely have a material negative impact on our business, our financial condition and our results of operations.

We may need additional working capital, the lack of which would likely have a significant negative impact on our current level of operations.

The Comdial Assets were acquired with limited working capital as a result, we may require additional capital in the future to fund our operations, finance investments in product development and corporate infrastructure, expand in our various geographic markets and respond to competitive pressures and opportunities for growth. Failure to obtain additional funding could prevent us from making expenditures that are needed to allow us to grow or maintain our operations. We cannot assure you that additional financing will be available on favorable terms, or at all. If funds are not available when required for our working capital needs or other transactions, our ability to carry out our business plan could be adversely affected, and we may be required to scale back our growth and operations to reflect the extent of available funding. If we are able to arrange for additional credit facilities from lenders, the debt instruments are likely to include limitations on our ability to incur other indebtedness, to pay dividends, to create liens, to sell or purchase our capital stock, to sell assets or to make acquisitions or enter into other transactions. Such restrictions may adversely affect our ability to finance our future operations or capital needs or to engage in other business activities, including, without limitation, acquisitions of additional businesses. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our stockholders will be reduced. These securities would likely have rights, preferences or privileges senior to those of our Common Stockholders. In addition, we may seek to obtain a working capital or other traditional loan facility from a bank or other lending source. The inability to obtain substantial increases in our working capital resources will likely have a material negative impact on our business, our financial condition and our results of operations.

Our disclosure controls and procedures are not effective.

Our Chief Executive Officer and Chief Financial Officer have determined that as of June 30, 2005, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in our Exchange Act reports is recorded, processed, summarized and reported within the time specified by the SEC’s rules and forms. This determination was made, in part, because we failed to timely file our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2004, December 31, 2004, and March 31, 2005, an amendment to our Current Report on Form 8-K originally filed September 29, 2004 to disclose certain financial data in connection with our acquisition of Vertical Networks, and our Current Report on Form 8-K relating to the execution of an office lease dated July 6, 2005. Our management also believes that we currently lack sufficient resources to address the financial reporting related to significant and complex business transactions.

Our former and current independent registered public accounting firms have indicated that we have certain reportable conditions with our internal controls and as a result, our internal controls over financial reporting may not be effective.

Our former independent registered public accounting firm, KPMG LLP (“KPMG”), advised management and the Audit Committee that, in connection with its review of our financial statements for the three month period ended December 31, 2004, KPMG noted certain matters involving internal control and its operation that it considered to be a material weakness that constituted reportable conditions under standards established by the American Institute of Certified Public Accountants. Reportable conditions are matters coming to an independent registered public accounting firm’s attention that, in its judgment, relate to significant deficiencies in the design or operation of internal control and could adversely affect the organization’s ability to record, process, summarize, and report financial data consistent with the assertions of management in the financial statements. KPMG advised management and our Audit Committee that it considered the following to constitute reportable conditions related to internal control and their operations: the Company did not have adequate staffing in our finance group with the appropriate level of experience to effectively control the increased level of transaction activity, address the complex accounting matters and manage the increased financial reporting complexities resulting from the acquisition of Vertical Networks and the associated integration activities.

The Company’s current independent registered public accounting firm, Vitale Caturano and Company Ltd. (“VCC”) advised Management and the Audit Committee that, in connection with their audit of the financial statements of the Company for the year ended June 30, 2005, VCC noted certain matters involving internal control and its operation that it considered to be material weaknesses that constituted reportable conditions under standards established by the American Institute of Certified Public Accountants. VCC advised management and the Audit Committee that it considered the following to constitute a material weakness in internal control and operations: the Company did not have adequate staffing in its accounting and finance group with the appropriate level of experience to effectively accomplish timely and accurate closings, control the increased level of transaction activity, address the complex accounting matters and manage the increased financial reporting complexities resulting from recent acquisitions.

We are also in the preliminary stages of preparing for our report on internal controls over financial reporting, which must be filed with the annual report for our fiscal year ending June 30, 2008. The effectiveness of our controls and procedures may be limited by a variety of risks, including, without limitation, faulty human judgment and simple errors, omissions, or mistakes; the collusion of two or more people or inappropriate management override of procedures; and imprecision in estimating and judging cost-benefit relationships in designing controls. At this point in the process, it is not possible to ascertain whether this report will disclose any significant deficiencies or material weaknesses in our internal controls over financial reporting or even whether we will be able to conclude, after such analysis, that our internal controls are effective; however, our recent failure to timely file certain Exchange Act reports, as well as the matters discussed above, resulted in our auditor determining that we have a material weakness in our internal controls system. Upon a determination that we have such a material weakness, we will be required to report that our internal controls over financial accounting are not effective. If we fail to have effective internal controls and procedures for financial reporting in place, we could be unable to provide timely and reliable financial information.

We have not timely filed several of our periodic reports under the Securities Exchange Act of 1934 and may fail to timely file periodic Exchange Act reports in the future.

We failed to timely file our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2004, December 31, 2004, and March 31, 2005, an amendment to our Current Report on Form 8-K originally filed September 29, 2004 to disclose certain financial data in connection with our acquisition of Vertical Networks, and our Current Report on Form 8-K relating to the execution of an office lease dated July 6, 2005. We filed the Quarterly Report for the quarter ended September 30, 2004 on January 25, 2005, filed the Quarterly Report for the quarter ended December 31, 2004 on April 1, 2005, filed the Quarterly Report for the quarter ended March 31, 2005 on June 3, 2005, filed our amendment to our Form 8-K on April 20, 2005, and our 8-K on July 14, 2005. As a result, we will be ineligible to register our securities on Form S-3 until 12 months after July 14, 2005, and ineligible to qualify for the safe harbor provisions for resale of restricted securities under Rule 144 of the Exchange Act. Inability to register securities on Form S-3 or sell restricted securities under the safe harbor provisions of Rule 144 limits the liquidity of our securities and restricts the market for our securities.

In addition, failure to remain current in our Exchange Act reporting requirements in the future may in the future result in our Common Stock being de-listed from the OTC Bulletin Board and adversely affect our ability to list our Common Stock on a national exchange or the NASDAQ Stock Market in the future. If our Common Stock was to be de-listed from the OTC Bulletin Board, the market for our Common Stock would become severely restricted and holders of our Common Stock may be unable to sell your shares. We have agreed in the stock purchase agreement to seek a listing of our Common Stock on a national exchange or the NASDAQ Stock Market. If we are unable to list our securities on a national exchange or the NASDAQ Stock Market because we have failed to remain current in our Exchange Act reporting requirements, we may be subject to claims by M/C Venture Partners for indemnification, liability for breach of contract or other common law remedies.

If we do not resume trading on a national exchange or the NASDAQ Stock Market and if we are de-listed from the OTC Bulleting Board, trading in our Common Stock may only be conducted based on trading information referenced on the “Pink Sheets”. Being quoted on the “Pink Sheets” could damage our general business reputation and could impair our ability to raise additional capital. Securities quoting on the “Pink Sheets” tend to be less liquid and subject to volatile stock prices.

Our stockholders could be adversely affected if M/C Venture Partners use their influence in a manner adverse to our stockholders’ interests.

As of October 1, 2005, M/C Venture Partners beneficially owned approximately 48.5% of our Common Stock. Based upon its substantial stock ownership and their director rights, M/C Venture Partners is in a position to exert substantial influence over matters submitted to our stockholders for approval and our management and affairs, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, M/C Venture Partners currently maintains the contractual right to nominate two members to our seven member board of directors and has a shared right with our board of directors to nominate an additional two members. Accordingly, such concentration of ownership and ability to appoint members to our board may have the effect of delaying, deterring or preventing a change in control of our Company, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to take control of our company, which in turn could have a negative effect on the market price of our stock. These actions could also be adverse to our other stockholders’ interests.

If we fail to meet our obligations under the Comdial Note, our payment obligations may be accelerated.

Under the terms of the Comdial Note, if certain events occur, including, without limitation, our failure to pay any installment of principal or interest due under the Comdial Note, then the Comdial bankruptcy estate may, among other things, elect to accelerate our obligations under the Comdial Note and declare the outstanding principal balance of and accrued but unpaid interest immediately due and payable. It could also elect to increase the interest rate of the Comdial Note from 8% to 10% per year. Should we be unable to make immediate repayment of the Comdial Note at the time of an acceleration demand, the Comdial bankruptcy estate could elect to pursue its rights under the Security Agreement, which secured our obligations under the Comdial Note by granting a security interest on all of our assets and the assets of Acquisition Sub, subject to a subordination agreement with SVB. In the event that the Comdial bankruptcy estate declares the Comdial Note immediately due and payable or seeks to foreclose on any of our assets under the Security Agreement, it would likely have a material adverse affect on our financial position and our results of operations.

If we fail to meet certain covenants under our 2005 Debt Financing, our payment obligations may be accelerated.

The Company is obligated to make certain payments of principal and interest for both the Term Loan and The Revolving Loan under the SVB Loan Agreement. In addition, the Company is obligated to take certain actions and refrain from taking certain actions during the term of the SVB Loan Agreement, including, without limitation, meeting certain financial covenants, some of which are not completely within our ability to control. Should the company fail to meet its payment obligations, fail to comply with any affirmative or negative covenant, or should any other situation arise which constitutes an “Event of Default” under the SVB Loan Agreement, SVB could elect, among other things, to accelerate the Company’s indebtedness under the Term Loan and the Revolving Loan, or to take possession of, sell, lease, or otherwise dispose of any of the assets of the Company, including the Comdial Assets, which were pledged as collateral under the SVB Loan Agreement. In the event that SVB declares the Term Loan and/or Revolving Loan immediately due and payable or seeks to foreclose on any of our assets, it would likely have a material adverse affect on our financial position and our results of operations.

If we fail to file meet our obligations to file a registration statement on Form S-1 by December 12, 2005, or fail to cause such registration statement to be declared effective in accordance to the timetable set forth in the Stock Purchase Agreement, we will be subject to liquidated damages or liability for breach of contract.

Pursuant to the Stock Purchase Agreement, the Company agreed to register the Issued Shares for resale by the 2005 Investors under the Securities Act. The Company has agreed to file a registration statement covering the Issued Shares no later than December 12, 2005 (the “Filing Date”), and to use its best efforts to cause the Registration Statement to become effective in certain events but no later than 90 days after the Filing Date (the “Required Effective Date”). The Company will be liable for liquidated damages to each 2005 Investor (a) if the Registration Statement is not filed on or before December 12, 2005 (such an event, a “Filing Default”); (b) if the Registration Statement is not declared effective by the Commission on or prior to the Required Effective Date (the “Effectiveness Deadline”) (such an event, an “Effectiveness Default”); or (c) if the Registration Statement (after its effectiveness date) ceases to be effective and available to the 2005 Investors for any continuous period that exceeds 30 days or for one or more periods that exceed in the aggregate 60 days in any 12-month period (such an event, a “Suspension Default” and together with a Filing Default and an Effectiveness Default, a “Registration Default”). Our schedule to register shares under the 2004 Agreement and the Prior Agreements, as amended, is identical to the schedule for registration under the 2005 Stock Purchase Agreement.

In the event of a Registration Default, the Company shall pay as liquidated damages to the 2005 Investors, and the 2004 Investors for each 30-day period of a Registration Default, an amount in cash equal to 1% of the aggregate purchase price paid by the 2005 Investor or 2004 Investor, as the case may be, pursuant to the Stock Purchase Agreement or the 2004 Agreement, as amended; provided that in no event will the aggregate amount of cash to be paid as liquidated damages exceed 9% of the aggregate purchase price paid by such 2005 Investor or 2004 Investor.

Should we become obligated to make payment of these liquidated damages, it could have a material adverse affect on our financial position and our results of operations, particularly if we became obligated to make payment in full of all liquidated damages potential due and payable under these agreements.

If we fail to effect our Capitalization Amendment on or before April 15 2006, we will be obligated to make a $1.375 million cash payment to the 2004 Investors.

Under the terms of Amendment Number 1 to the 2004 Agreement, we issued the New Warrants to the 2004 Investors and agreed to present the Capitalization Amendment for consideration at a meeting of our stockholders to be held on or before April 15, 2006 in lieu of making a cash payment in the amount of $1.375 million for liquidated damages under the 2004 Agreement accrued through August 31, 2005 (the “Accrued Liquidated Damages”). In the event the Capitalization Amendment is not effective on or before April 15, 2006 and M/C Venture Partners and SSF have voted their shares in favor of the Capitalization Amendment, which they are obligated to do under the terms of the Voting Agreement, then we will be required to make a cash payment of the Accrued Liquidated Damages to the 2004 Investors, at which time the New Warrants issued in satisfaction of the Accrued Liquidated Damages which will expire unexercised. Should we become obligated to make immediate payment of these amounts to the 2004 Investors, it would reduce our available working capital and likely have a material adverse affect on our liquidity, our financial condition and our results of operations.

Restrictive covenants in the Stock Purchase Agreement and the 2004 Agreement may limit our ability to pursue our business strategies.

We have agreed under the terms of the Stock Purchase Agreement that we will not, without the prior consent of M/C Venture Partners, (1) enter into a transaction involving a change in control of the Company; (2) incur indebtedness in excess of $3.0 million, subject to specified exceptions; (3) create any security with an equity component unless that security is junior to the Common Stock; (4) issue any equity securities; (5) transfer our intellectual property; (6) repurchase, redeem or pay dividends on any shares of capital stock (subject to limited exceptions); (7) grant stock options that are not authorized by a vote of the Board of Directors or its Compensation Committee; (8) liquidate or dissolve; (9) change the size of the Company’s Board of Directors; (10) amend the Company’s Certificate of Incorporation or bylaws, other than to effect the Capitalization Amendment and the Preferred Stock Amendment, (11) change the nature of the Company’s business; (12) alter the voting rights of shares of the Company’s capital stock in a disparate manner; or (13) take any action which would cause an adjustment to the exercise price or number of shares to be delivered under the Section 8 of the New Warrants.

We have agreed under the 2004 Agreement that we will not, without the prior consent of M/C Venture Partners, (1) enter into a transaction involving a change in control; (2) incur indebtedness in excess of $3.0 million; (3) create any security with an equity component unless that security is junior to the Common Stock or, subject to specified exceptions, issue any equity securities; (4) transfer our intellectual property; (5) repurchase, redeem or pay dividends on any shares of capital stock (subject to limited exceptions); (6) grant stock options that are not authorized by a vote of our board of directors or our compensation committee; (7) liquidate or dissolve; (8) change the size of our board of directors; (9) amend our certificate of incorporation or bylaws; (10) change the nature of our business; or (11) alter the voting rights of shares of our capital stock in a disparate manner.

If we do not comply with these covenants, we could be subject to claims for indemnification, liability for breach of contract and other common law remedies. Compliance with these covenants may limit our ability to pursue growth opportunities or address concerns with our operations. Our ability to comply with these covenants and restrictions may be affected by changes in the economic or business conditions or events beyond our control

Restrictive Covenants in the SVB Loan Agreement may limit our ability to pursue our business strategies.

Under the terms of the SVB Loan Agreement, we are not permitted to take certain actions, without the prior written consent of SVB, including, without limitation, the following: (1) merge or consolidate with another corporation or entity except that we may merge with Acquisition Sub; (2) acquire any assets, except in the ordinary course of business; (3) enter into any other transaction outside the ordinary course of business; (4) sell or transfer any collateral pledged to SVB under the SVB Loan Agreement, except for the sale of finished inventory in the ordinary course of our business, and except for the sale of obsolete or unneeded equipment in the ordinary course of business and transfers between us and Acquisition Sub; (5) store any inventory or other collateral with any warehouseman or other third party; (6) sell any inventory on a sale-or-return, guaranteed sale, consignment, or other contingent basis; (7) except for advances in the ordinary course of business not exceeding $100,000 in the aggregate outstanding at any time, make any loans of any money or other assets; (8) incur any debts outside the ordinary course of business other than debts outstanding as of the date the SVB Loan Agreement; (9) guarantee or otherwise become liable with respect to the obligations of another party or entity; (10) pay or declare any dividends on our Common Stock (except for dividends payable solely in our capital stock) or dividends paid by Acquisition Sub to us; (11) redeem, retire, purchase or otherwise acquire, directly or indirectly, any of our stock; (12) make any change in our capital structure which would have a material adverse effect on us or on the prospect of repayment of the our obligations under the SVB Loan Agreement; (13) engage, directly or indirectly, in any business other than the business we currently engage in; or (14) dissolve or elect to dissolve.

If we do not comply with these covenants, we could be subject to claims for indemnification, liability for breach of contract and other common law remedies. Compliance with these covenants may limit our ability to pursue growth opportunities or address concerns with our operations. Our ability to comply with these covenants and restrictions may be affected by changes in the economic or business conditions or events beyond our control

Failure to successfully integrate the acquired operations of Vertical Networks and Comdial could have a material adverse effect on our combined operations.

Our decisions to acquire the operations of both Vertical Networks and Comdial were based in part, on our belief in the growth opportunities and cost savings we hope to achieve from the integration of those operations into our operations and our plans to expand our product offerings to our customers and future customers. Our success in realizing these and other anticipated benefits could be adversely affected by a number of factors, many of which are outside our control. These challenges include the timely, efficient and successful execution of a number of post-acquisition events, including:

•	integrating the operations and technologies of the two companies;

•	retaining and assimilating the key personnel of each company;

•	retaining existing customers of both companies and attracting additional customers;

•	retaining strategic partners of each company and attracting new strategic partners; and

•	creating uniform standards, controls, procedures, policies and information systems.

The execution of these post-acquisition events will involve considerable risks and may not be successful.

These risks include:

•	the potential disruption of the combined company’s ongoing business and distraction of its management;

•	the potential strain on our Company’s financial and managerial controls and reporting systems and procedures;

•	unanticipated expenses and potential delays related to integration of the operations, technology and other resources of the two companies; and

•	the impairment of relationships with employees, suppliers and customers as a result of the integration of personnel and any reductions in force.

The combined company may not succeed in addressing these risks or any other problems encountered in connection with these acquisitions. The inability to successfully integrate the operations, technology and personnel of the Company and those of Vertical Networks and Comdial, or any significant delay in achieving integration, could have a material adverse effect on the combined company after the acquisition and, as a result, on the market price of the Company’s Common Stock.

We may experience difficulties marketing our products following the acquisitions of Vertical Networks and Comdial.

With the acquisition of Vertical Networks, we now market a significant amount of products, primarily InstantOffice and its family of products, to several large enterprise customers, including CVS and Staples. We have little experience marketing our products to, or establishing and maintaining customer relationships with, such large enterprise customers. If we are unable to maintain what are essentially new customers, it would likely result in a decline in sales of InstantOffice, which would likely have a material adverse effect on our ability to generate revenues. If we are unable to add additional large enterprise customers, we may have difficulty in our efforts to increase our revenues and achieve profitability.

The former customers of Comdial may not continue their current buying patterns following our acquisition of the Comdial Assets. Any significant delay or reduction in orders for the Comdial Products could harm the combined company’s business, financial condition and results of operations. Former customers of Comdial may defer purchasing decisions as they evaluate the likelihood of successful integration of the Company’s and Comdial’s products and the combined company’s future product strategy, or consider purchasing products of our competitors. Former Comdial customers may also seek to modify or terminate existing agreements, or prospective customers may delay entering into new agreements or purchasing our products. In addition, by increasing the breadth of the Company’s business, the acquisition may make it more difficult for the combined company to enter into relationships, including customer relationships, with strategic partners, some of whom may view the combined company as a more direct competitor than either the Company or Comdial as an independent company.

Integrating our companies may divert management’s attention away from our operations.

Successful integration of the Company’s and Comdial’s operations, products and personnel may place a significant burden on our management and our internal resources. The diversion of management attention and any difficulties encountered in the transition and integration process could harm our business, financial condition and operating results.

If we fail to retain key employees, the benefits of the acquisitions could be diminished.

The successful acquisition of the Comdial Assets will depend in part on the retention of key personnel. As a result of the acquisition, employees of the Company and Comdial could experience uncertainty about their future roles within the Company. This uncertainty may adversely affect the ability of the Company to attract and retain key management, sales, marketing and technical personnel. There can be no assurance that the Company will be able to retain its or Comdial’s key management, technical, sales and customer support personnel. If we fail to retain such key employees, we may not realize the anticipated benefits of the acquisition.

Our revenues are highly concentrated among a small number of customers and the loss of one of these customers would harm our business and prospects, perhaps materially.

A significant portion of our revenues is generated by a small number of customers. If we were to lose one or more of these customers, our revenues would decline and our business and prospects would be materially harmed. We expect that even if we are successful in developing relationships with additional customers through the acquisition of the Comdial Assets, or through additional sales of our Historic Products, our revenues will continue to be concentrated. We cannot assure you that we will be able to retain any of our current customers or that we will be able to obtain new customers. Scansource, Inc., through its division Paracon, accounted for 19% of net revenue for the year ended June 30, while CVS accounted for 92% of deferred revenue as of June 30, 2005.

We do not have long-term contracts with a majority of our customers, which renders our sales channels particularly unstable.

We do not have any long-term agreements with our customers who acquire our products. Accordingly, our customers are not contractually obligated to buy from us in the future. Our customers are not required to make minimum purchases from us or make purchases at any particular time and are free to purchase from our competitors. Also, our customers can stop purchasing our products at any time without penalty. If our customers do not purchase our products in sufficient quantities or on a recurring basis, our business and prospects will suffer. Even if our customers are willing to purchase our products, we cannot assure you that we will be able to sell our products at prices that are favorable to us.

We rely on others to promote and sell our products, and their failure to do so may seriously harm our business.

We depend on distributors and resellers and system integrators to market and sell our products. If these customers do not focus their marketing efforts on software- or server-based phone systems or focus on products competitive with our products our sales will be materially adversely affected. Failure of distributors, system integrators, and resellers to focus on software- or server-based phone systems may send a negative signal to current and potential customers concerning the viability of our industry or our product offerings. We depend upon the availability of distribution outlets to market our products. Loss of these outlets will harm our ability to broaden our brand acceptance and enhance our reputation in the market. In addition, our operating results would be adversely affected if one of our major distributors, resellers or original equipment manufacturers failed to timely and fully pay us for the products they purchased from us for resale or integration, as the case may be.

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

Rapid technological change creates a dependence on development of new products.

The market for telecommunications systems and products has been characterized by rapid technological change and continuing demand for new products and features. Accordingly, the timely introduction of new products and product features, as well as new telecommunications applications are expected to continue to be major factors in our future success. Market needs and expectations will require us to continue to identify, develop, and sell new products and features that keep pace with technological developments and competitive pressures. In addition, technological difficulties occasionally inherent in new products and the time necessary to stabilize new product manufacturing costs may adversely affect operating costs. There can be no assurance that our products will achieve market acceptance, or that we will be able to continue to develop new products, technologies, and applications as required by changing market needs in the future.

Products in our new Comdial inventory may become obsolete.

Comdial offered a variety of communications products which included technologies that are enhanced rapidly in today’s business environment. Comdial measured its product inventories on hand at the lower of costs or market. Comdial also provided allowances for excess and obsolete inventory equal to the difference between the cost of inventory and the estimated market value based on assumptions about product life cycles, product demand and market conditions. The technologies incorporated into our new Comdial products are periodically modified in reaction to both customer requirements and to market conditions. This rapid technology change potentially impacts the carrying value of our new Comdial inventory on hand due to obsolescence.

Disruption in supplies of certain essential components will impair our ability to manage our inventory with distributors and resellers.

As a result of the acquisitions of Vertical Networks, we now design and distribute the hardware on which many of our products, particularly our InstantOffice products operate including phones and custom server hardware. If we are unable to obtain supplies necessary to the manufacture of our hardware, our ability to maintain inventory with our distributors and resellers will be harmed. Continued sales of our hardware-based products are dependent upon continued availability of the commercially available components used to manufacture the custom hardware incorporated into the product, as well as continued cooperation by the manufacturers involved in assembling the custom servers used by the product. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner in the quantities or configurations needed. Accordingly, our revenues and gross margins could suffer until other sources can be developed. Our operating results would also be adversely affected if, anticipating greater demand than actually develops, we commit to the purchase of more components than we need. We cannot assure you that we will not encounter these problems in the future. Although in many cases we use standard parts and components for our products, certain components are presently available only from a single source or limited sources. We may not be able to diversify sources in a timely manner, which could harm our ability to deliver products to customers and seriously impact present and future sales.

We do not manufacture the hardware utilized by InstantOffice and hold in-house only limited amounts of inventory for purposes of replacements of systems or parts as required for field support. Should we experience a disruption in the supply of these components, it could have a material adverse effect on our ability to sell and service our InstantOffice product line. The fact that we do not own our manufacturing facilities could have an adverse impact on the supply of our products and on operating results. Financial problems of contract manufacturers on whom we rely, or reservation of manufacturing capacity by other companies, inside or outside of our industry, could either limit supply or increase costs.

As part of its restructuring program, Comdial outsourced substantially all of its manufacturing requirements. Outsourced manufacturing is carried out in three principal locations: Asia, Mexico and the United States. Outsourcing, particularly with international manufacturers, carries certain risks which include, but may not be limited to:

•	the outsourcing contractors’ ability to manufacture products that meet our technical specification and that have minimal defects;

•	the outsourcing contractors’ ability to honor their product warranties;

•	the financial solvency, labor concerns and general business condition of our outsourcing contractors;

•	unexpected changes in regulatory requirements;

•	inadequate protection of intellectual property in foreign countries;

•	political and economic conditions in overseas locations;

•	risks of fire, flood or acts of God affecting manufacturing facilities; and

•	our ability to meet our financial obligations with our outsourcing contractors.

In addition, our new outsourcing contractors acquire component parts from various suppliers. Similar risks are involved in such procurement efforts. Due to our new dependency on outsourced manufacturing and the inherent difficulty in replacing outsourced manufacturing capacity in an efficient or expeditious manner, the occurrence of any condition preventing or hindering the manufacture or delivery of manufactured goods by any one or more of our outsourcing contractors would have a material adverse affect on our business in the short term and may have a material adverse affect in the long term. In calendar 2002, Comdial experienced significant problems associated with a principal outsource manufacturer. Faulty component parts used by the manufacturer in the production of a principal product caused a significant shortfall in product inventory, and lead to Comdial’s inability to meet product orders, negatively impacting sales and revenues. In addition, Comdial was adversely affected by a port strike that resulted in the temporary closure of certain ports on the West Coast of the United States.

During the third quarter of 2002, Comdial experienced difficulties in fulfilling certain product orders as a result of the production transition from Virginia to the outsourcing partners, and a backlog that has been built up with one of the United States outsourcing partners. Also in 2002, Comdial was forced to terminate its relationship with a principal outsource manufacturer and transition that work to other contractors. The terminated manufacturer was unable to meet substantially all of Comdial’s product delivery orders because of financial and operational problems. That inability caused further problems for Comdial in meeting customer orders and resulted in a substantial backlog, potential lost business and other losses. Comdial filed an arbitration action against that manufacturer in 2002 in order to seek recovery of the losses caused by their failure in performance. While these problems with these contract manufacturers have been addressed by Comdial, we cannot give assurances that they will not continue to have an impact on sales and revenues, or that similar or other significant problems will not occur in the future.

Undetected flaws in our products may damage our reputation, cause loss of customers and increase customer support costs.

Telecommunications products as complex as our products may contain undetected errors or flaws. The presence of any such errors or flaws could result in damage to our reputation, loss of customers, delay of market acceptance of our products or all of these consequences. Our customers or we may find errors in current or any new products after commencement of commercial shipments. In addition, if our products are flawed or are difficult to use, customer support costs could rise. If we are unable to timely and effectively correct flaws in our products, we will lose customers and our ability to make future sales will be adversely affected. If we are unable to produce reliable products, our reputation will suffer, perhaps irreparably, and our business could fail.

Malfunctions or errors in third-party technology may limit our ability to sell our products and may damage the reputation of our products, perhaps materially.

Our Historic Products and the Comdial Products operate on hardware manufactured by third parties. We are dependent on the reliability of this hardware and, to the extent the hardware has defects, it will affect the performance of our products. If the hardware becomes unreliable, does not perform in a manner that is acceptable to our customers or becomes more expensive, sales of our products could decline. Because many of our products run on Microsoft software products and use other Microsoft Corporation technologies, we must depend on the reliability and quality of such products and technologies. Errors or vulnerabilities in Microsoft products could impair sales of some of our products. Our customers may associate unreliability of the hardware and flaws in Microsoft products with a lack of quality of some of our products, which may cause us to lose customers and hurt future sales. Our ability to remedy malfunctions or errors will depend on the timeliness and availability of repair solutions from the manufacturers. Future success of our products and any new products will depend on the ability of our hardware and software manufacturers to produce reliable products in the future.

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

We conduct business globally. International sales accounted for approximately 8% of net sales for the year ended June 30, 2005, and 15% the year ended June 30, 2004. We also acquire various raw materials and components from international suppliers. We intend to expand our presence in international markets, and we cannot assure you that we will compete successfully in international markets or meet the service and support needs of foreign customers. Our future results could be harmed by a variety of factors relating to international operations, including:

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

Comdial competed with approximately 25 companies, many of which have significantly greater financial, marketing, and technical resources than we do. In addition, we must compete to attract and retain dealers for our new Comdial Products. There can be no assurance that we will be able to compete successfully in the marketplace or that we will be able to maintain Comdial’s prior dealer network.

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

Because customers purchasing our products rely on them for the communication needs of their respective businesses, we may be exposed to potential claims for damages, including special or consequential damages, as a result of an actual or perceived failure of our products. Our failure or inability to meet a customer’s expectations in the performance of our products, or failure to address any failure of our products in a timely manner, regardless of our responsibility for failure, could (1) result in a claim for substantial damages against us; (2) divert management’s attention and resources; (3) damage our business reputation; and (4) discourage other customers from purchasing our products in the future.

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

Furthermore, Comdial has, from time to time, been subject to proceedings alleging infringement of the intellectual property rights of others. We may find ourselves defending infringement claims related to intellectual property assets that are included in the Comdial Assets. Such proceedings could require us to expend significant sums in litigation, pay significant damages, develop non-infringing technology, or acquire licenses to the technology which is the subject of the asserted infringement, any of which could have a material adverse effect on our business. Moreover, Comdial has relied in the past upon intellectual property rights to protect its proprietary rights in its products and software. There can be no assurance that these protections will be adequate to deter misappropriation of our new Comdial technologies or independent third-party development of potentially infringing technologies.

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

Our Common Stock is currently quoted on both the over-the-counter electronic bulletin board, also referred to as the OTC Bulletin Board, and the National Quotation Service Bureau, also known as the Pink Sheets. There is only limited trading activity in our securities. We do not know if a market for our Common Stock will be re-established or that, if re-established, a market will be sustained. This could limit the liquidity of our Common Stock and reduce our stock price. The limited liquidity and reduced price of our Common Stock could have a material adverse effect on our ability to raise capital through alternative financing sources on terms acceptable to us or at all. The limited trading market may also result in other negative implications, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and fewer business development opportunities.

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

Revenues in any quarter may vary to the extent recognition of revenue is deferred when contracts are signed. As a result, revenues in any quarter may be difficult to predict and are unreliable indicators of future performance trends.

We frequently enter into contracts where we recognize only a portion of the total revenue under the contract in the quarter in which we enter into the contract. For example, we may recognize revenue on a ratable basis over the life of the contract or enter into contracts where the recognition of revenue is conditioned upon delivery of future product or service elements. This is the case with our contracts with CVS, Aramark and Household Financial. The portion of revenues that are deferred may vary significantly in any given quarter, and revenues in any given quarter are a function both of contracts signed in such quarter and contracts signed in prior quarters. We anticipate that product revenues in future quarters will generally be more dependent on revenues from new customer contracts entered into in those quarters rather than from amortization or recognition of product revenues deferred in prior quarters.

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

We generally warrant each of our products against defects in materials and workmanship for a period of 12 months from the date of shipment. Further, we have entered into a long-term service agreement with a certain customer pursuant to which we have agreed to provide all necessary maintenance and services for a fixed fee. If we experience an increase in product returns or warranty claims, we could incur unanticipated additional expenditures for parts and service. In addition, our reputation and goodwill could be damaged, perhaps irreparably. While we have established reserves for liability associated with product warranties, unforeseen warranty exposure in excess of those reserves could adversely affect our operating results.

We depend on distributors and resellers to market and sell our products.

If distributors and resellers in the software industry do not focus their marketing efforts on software- or server-based phone systems or on products competitive with TeleVantage or InstantOffice, our sales will be materially adversely affected. Failure of distributors and resellers to focus on software- or server-based phone systems may send a negative signal to current and potential customers concerning the viability our industry or product offering. We depend upon the availability of distribution outlets to market our products. Loss of these outlets will harm our ability to broaden our brand acceptance and enhance our reputation in the market. In addition, our operating results would be adversely affected if one of our major distributors, resellers or original equipment manufacturers failed to timely and fully pay us for the products they purchased from us for resale or integration, as the case may be.

ITEM 7A. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK.

Market Risk.    During the normal course of business we are routinely subjected to a variety of market risks, examples of which include, but are not limited to, interest rate movements and collectability of accounts receivable. We currently assess these risks and have established policies and practices to protect against the adverse effects of these and other potential exposures. Although we do not anticipate any material losses in these risk areas, the Company may nonetheless experience material losses in these areas in the future.

Foreign Currency Exchange Rate Risk.    Our functional currency is the United States dollar for all our operations except our sales subsidiary in Germany. Transactions through our German sales subsidiary have been limited to date and have resulted in immaterial exchange rate risk. We have not engaged in foreign currency hedging transactions nor does the Company have any derivative financial instruments. However, going forward, we may assess the need to enter into hedging transactions to limit our risk due to fluctuations in exchange rates.

Interest Rate Risk.    We may be exposed to interest rate risk on many of our cash equivalents. The value of many of our investments may be adversely impacted in a rising interest rate investment environment. Although we do not anticipate any material losses from such a movement in interest rates, we may nonetheless experience such material losses in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ARTISOFT, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Artisoft, Inc.

We have audited the accompanying consolidated balance sheet of Artisoft, Inc. as of June 30, 2005 and the related statements of operations, changes in shareholders’ equity (deficit) and comprehensive loss, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal controls over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Artisoft, Inc. as of June 30, 2005 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

VITALE, CATURANO & COMPANY, LTD.

Boston, Massachusetts

September 28, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Artisoft, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheet of Artisoft, Inc. and subsidiaries as of June 30, 2004 and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for each of the years in the two-year period ended June 30, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Artisoft, Inc. and subsidiaries as of June 30, 2004 and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Boston, Massachusetts

October 13, 2004

ARTISOFT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2005	June 30, 2004
Assets
Current assets:
Cash and cash equivalents	$4,880	$2,747
Trade receivables, net of allowances of $423 and $80 at June 30, 2005 and 2004 respectively	5,887	1,334
Inventories	1,686	15
Prepaid expenses	737	340
Deferred costs	2,738	—
Restricted cash	1,145	—

Total current assets	17,073	4,436
Net property and equipment	1,451	283
Deferred costs—long term	7,243	—
Goodwill	13,020	—
Intangible assets, net of accumulated amortization	3,648	—
Other assets	263	379

Total assets	$42,698	$5,098

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,134	$486
Accrued liabilities	3,473	1,252
Deferred revenue	7,697	2,629
Customer deposits	176	179

Total current liabilities	15,480	4,546

Deferred revenue—long term	12,727	—
Deferred tax liability	257	—

Total liabilities	28,464	4,546

Series A preferred stock. Authorized 50,000 shares; no shares issued at June 30, 2005 and June 30,2004	—	—
Series B Preferred Stock, $1.00 par value per share. Authorized 2,800,000 Series B shares; no Series B shares issued or outstanding at June 30, 2005; issued and outstanding 2,800,000 Series B shares at June 30, 2004 (aggregate liquidation value $7 million at June 30, 2004).	—	2,800
Series C Preferred Stock. Authorized 2,627,002 Series C shares; no Series C shares issued or outstanding at June 30, 2005 and June 30, 2004; issued 2,627,002 Series C shares and 2,530,335 outstanding at June 30, 2004 (aggregate liquidation value $4 million at June 30, 2004)	—	2,530
Common Stock, $.01 par value per share. Authorized 50,000,000 shares; issued and outstanding 36,612,765 and 6,085,488 shares at June 30, 2005 and 2004 respectively	366	61
Accumulated other comprehensive income	4	—
Additional paid-in capital	151,842	109,649
Accumulated deficit	(59,411)	(43,880)
Deferred compensation	(8,243)	—
Deferred Toshiba equity cost	(644)	(928)
Less treasury stock, at cost, 2,216,783 shares of common stock at June 30, 2005 and 2004	(69,680)	(69,680)

Shareholders’ equity	14,234	552

Total liabilities and shareholder equity	$42,698	$5,098

See accompanying notes to consolidated financial statements.

ARTISOFT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended June 30,
	2005	2004	2003
Net Revenue	$17,460	$8,991	$6,606
Cost of Sales	3,302	264	236

Gross profit	14,158	8,727	6,370
Operating expenses:
Sales and marketing	12,632	5,863	5,538
Product development	8,215	3,204	3,082
General and administrative	6,238	2,832	4,834
Non-cash compensation (1)	1,902	—	6
Amortization of intangible assets	532	—	—

Total operating expenses	29,519	11,899	13,460

Loss from operations	(15,361)	(3,172)	(7,090)

Other income:
Interest income	87	18	61

Total other income	87	18	61

Income tax provision	257	—	—

Net loss	(15,531)	(3,154)	(7,029)

Series C preferred deemed dividend	(1,368)	(2,009)	—
Series B preferred deemed dividend	(100)	(1,088)	(2,006)

Loss applicable to common stock	$(16,999)	$(6,251)	$(9,035)

Net loss per common share—Basic and Diluted	$(0.58)	$(0.87)	$(2.43)

Net loss applicable to common stock—Basic and Diluted	$(0.64)	$(1.73)	$(3.13)

Weighted average common shares outstanding—Basic and Diluted	26,747	3,621	2,889

(1)	The following summarizes the allocation of stock-based compensation from discounted employee stock options:

Sales and marketing	$615	$—	$1
Product development	$843	—	2
General and administrative	$444	—	3

Total	$1,902	$—	$6

See accompanying notes to consolidated financial statements.

ARTISOFT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Comprehensive Loss	Preferred Stock B		Preferred Stock C		Common Stock		Accumulated Other Comprehensive Income	Additional Paid in Capital	Accumulated Deficit	Deferred Compensation	Deferred Toshiba Equity Costs	Treasury Stock	Net Stockholders Equity/ (Deficit)
		Shares	$1.00 Par Value per Share	Shares	$1.00 Par Value per Share	Shares	$.01 Par Value per share
Balance at June 30, 2002		2,800,000	$2,800	—	$—	4,861,101	$48	$—	$106,704	$(33,697)	$—	$(1,518)	$(69,784)	$4,553
Stock Offering:		—	—	—	—	—	—	—	—	—	—	—	—	—
Common stock, net issuance costs		—	—	—	—	317,466	4	—	1,852	—	—	—	—	1,856
Warrants		—	—	—	—	—	—	—	2,006	—	—	—	—	2,006
Non cash dividend paid on Series B Preferred		—	—	—	—	—	—	—	(2,006)	—	—	—	—	(2,006)
Issuance of common stock under employee stock purchase plan		—	—	—	—	27,792	—	—	47	—	—	—	—	47
Redemption of common stock		—	—	—	—	(116)	—	—	—	—	—	—	—	—
Issuance of Treasury stock		—	—	—	—	—	—	—	(98)	—	—	—	104	6
Amortization of Deferred Toshiba Equity Costs		—	—	—	—	—	—	—	—	—	—	248	—	248
Net Loss	(7,029)					—	—	—	—	(7,029)	—	—	—	(7,029)

Comprehensive Loss	(7,029)	—	—	—	—	—	—	—	—			—	—

Balance at June 30, 2003		2,800,000	$2,800	—	$—	5,206,243	$52	$—	$108,505	$(40,726)	$—	$(1,270)	$(69,680)	$(319)

	Comprehensive Loss	Preferred Stock B		Preferred Stock C		Common Stock		Accumulated Other Comprehensive Income	Additional Paid in Capital	Accumulated Deficit	Deferred Compensation	Deferred Toshiba Equity Costs	Treasury Stock	Net Stockholders Equity/ (Deficit)
		Shares	$1.00 Par Value per Share	Shares	$1.00 Par Value per Share	Shares	$.01 Par Value per share
Exercise of Common Stock Options		—	—	—	$—	5,833	—	—	$17	—	$—	$—	$—	17
Sale of Series C Preferred Stock Offering		—	—	2,627,002	2,627	—		—	696	—	—	—	—	3,323
Common Stock issued relating to Series C Financing		—	—	—	—	660,328	7	—	(7)	—	—	—	—	—
Warrants									1,088
Non cash dividend paid on Series B Preferred									(1,088)
Warrants									2,009
Non cash dividend paid on Series C Preferred									(2,009)
Common Stock issued relating to non-registration penalty		—	—	—	—	82,610	1	—	284	—	—	—	—	285
Conversion of Series C Stock to Common		—	—	(96,667)	(97)	96,667	1	—	96	—	—	—	—	—
Issuance of common stock under employee stock purchase plan		—	—	—	—	33,807	—	—	58	—	—	—	—	58
Amortization of Toshiba Deferred Equity Costs		—	—	—	—	—	—	—	—	—	—	342	—	342
Net Loss	(3,154)	—	—	—	—	—	—	—	—	(3,154)	—	—	—	(3,154)

Comprehensive Loss	(3,154)	—	—	—	—	—	—	—	—	—	—	—	—	—

Balance at June 30, 2004		2,800,000	$2,800	2,530,335	$2,530	6,085,488	$61	$—	$109,649	$(43,880)	$—	$(928)	$(69,680)	$552

	Comprehensive Loss	Preferred Stock B		Preferred Stock C		Common Stock		Accumulated Other Comprehensive Income	Additional Paid in Capital	Accumulated Deficit	Deferred Compensation	Deferred Toshiba Equity Costs	Treasury Stock	Net Stockholders Equity/ (Deficit)
		Shares	$1.00 Par Value per Share	Shares	$1.00 Par Value per Share	Shares	$.01 Par Value per share
Common Stock issued		—	—	—	—	24,159,468	242	—	25,559	—	—	—	—	25,801
Issuance of warrants for services related to stock purchase agreement		—	—	—	—	—	—	—	393	—	—	—	—	393
Conversion of preferred stock to common stock		(2,800,000)	(2,800)	(2,530,335)	(2,530)	5,952,555	59	—	5,271	—	—	—	—	—
Issuance of common stock under ESPP		—	—	—	—	136,397	1	—	198	—	—	—	—	199
Exercise of common stock options		—	—	—	—	278,857	3	—	627	—	—	—	—	630
Amortization of Toshiba deferred equity costs		—	—	—	—	—	—	—	—	—	—	284	—	284
Deferred compensation related to options granted to employees below fair market value		—	—	—	—	—	—	—	10,145	—	(10,145)	—	—	—
Amortization of deferred compensation		—	—	—	—	—	—	—	—	—	1,902	—	—	1,902
Foreign currency translation adjustment	4	—	—	—	—	—	—	4	—	—	—	—	—	4
Net loss	(15,531)	—	—	—	—	—	—	—	—	(15,531)	—	—	—	(15,531)

Comprehensive Loss	(15,527)	—	—	—	—	—	—	—	—	—	—	—	—

Balance at June 30, 2005		—	$—	—	$—	36,612,765	$366	$4	$151,842	$(59,411)	$(8,243)	$(644)	$(69,680)	$14,234

ARTISOFT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended June 30,
	2005	2004	2003
Cash Flows from Operating Activities:
Net loss	$(15,531)	$(3,154)	$(7,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,331	418	712
Amortization of deferred Toshiba equity costs	284	342	248
Deferred tax expense	257	—	—
Non-cash registration settlement costs	—	285
Stock based compensation expense	1,902	—	6
Non-cash changes in accounts receivable and rotation allowances:
Additions	49	63	175
Reductions	(7)	(48)	(67)
Changes in operating assets and liabilities net of amounts acquired from Vertical Networks:
Trade accounts receivable	(803)	(511)	(88)
Inventories	(363)	3	(4)
Prepaid expenses	49	28	(94)
Deferred costs	(9,981)	—	—
Other assets	(10)	(118)	45
Accounts payable	(1,176)	90	20
Accrued liabilities	(108)	(897)	580
Deferred revenue	15,235	(139)	1,045
Customer Deposits	(3)	179	—

Net cash used in operating activities	(8,875)	(3,459)	(4,451)

Cash Flows From Investing Activities:
Cash used to acquire Vertical Networks, net of cash acquired of $278	(13,234)	—	—
Capitalization of developed software	—	(104)	(155)
Purchases of property and equipment	(1,368)	(129)	(276)
Restricted cash as a result of Vertical Networks acquisition	(1,000)	—	—
Certificates of deposit to secure long-term obligations	(145)	—	—

Net cash used in investing activities	(15,747)	(233)	(431)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net of issuance costs	26,194	—	1,856
Proceeds from issuance of common stock under stock plans	829	75	47
Proceeds from issuance of preferred stock	—	3,323	—
Repayment of Note Payable acquired from Vertical Networks	(272)	—	—

Net cash provided by financing activities	26,751	3,398	1,903

Effect of foreign currency exchange rates	4	—	—
Net increase (decrease) in cash and cash equivalents	2,133	(294)	(2,979)
Cash and cash equivalents, beginning of period	2,747	3,041	6,020

Cash and cash equivalents, end of year	$4,880	$2,747	$3,041

Supplemental Cash Flow Information:
Conversion of Preferred Stock to Common	5,330	—	—
Non cash dividend to Series B and C Preferred Stockholders	1,468	3,097	2,006
Cash paid for interest	—	—	—
Cash paid for income taxes	—	—	—
On September 28, 2004 the Company acquired Vertical Networks as follows (see Note 2)
Accounts Receivable	3,792
Inventory	1,308
Other current assets	315
Property and Equipment	395
Other assets	89
Intangible assets	4,300
Goodwill	13,020
Cash used to acquire Vertical Networks, net of cash acquired	(13,234)

Liabilities assumed	9,985

ARTISOFT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Artisoft, Inc., (“Artisoft”, the “Company” or the “Registrant”) develops, markets and sells computer telephony software applications and integrated computer telephony products. The Company’s principal products are TeleVantage and InstantOffice. The Company is in the process of changing its name, and is currently doing business as Vertical Communications.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Artisoft and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

ASSET VALUATION

Asset valuation includes assessing the recorded value of certain assets, including accounts and notes receivable, inventories, goodwill and other intangible assets. We use a variety of factors to assess valuation, depending upon the asset. Accounts and notes receivable are evaluated based upon the credit-worthiness of our customers, our historical experience, and the age of the receivable. The recoverability of inventories is based upon the types and levels of inventory held, forecasted demand, and pricing. Should current market and economic conditions deteriorate, our actual recovery could be less than our estimate. Our intangible assets, are evaluated using established valuation models based upon the expected period the asset will be utilized, forecasted cash flows, changes in technology and customer demand. Our goodwill resulting from our acquisition of Vertical Networks, Inc, will be independently evaluated during the 2006 fiscal year to determine if impairment has occurred since it acquisition.

USE OF ESTIMATES

The Company’s preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities during the reported periods. Actual results could differ from those estimates.

CASH EQUIVALENTS

The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. As of June 30, 2005 and 2004, the Company had classified securities of $3.2 million and $2.1 million, respectively, with a maturity of less than three months as cash and cash equivalents.

CONCENTRATION OF CREDIT RISK, PRODUCT REVENUE AND MAJOR CUSTOMERS

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and trade receivables. The Company places its cash and cash equivalents with high-credit-quality financial institutions. Credit risk with respect to trade receivables is generally concentrated in well-established entities. The Company often sells its products through distributors, resellers and system integrators and, as a result, may maintain individually significant receivable balances with major customers. The Company believes that its credit evaluation, approval and monitoring processes substantially mitigate potential credit risks.

In fiscal years 2005, 2004 and 2003, one customer accounted for 19%, 37%, and 42%, respectively, of the Company’s net sales, and in 2005 only, another customer accounted for 10% of net revenues.

At June 30, 2005 one customer accounted for approximately 49% , and another accounted for 12%, of the Company’s outstanding gross trade receivables and in 2004, one customer accounted for 31% of the Company’s outstanding gross trade receivables. The loss of any of the major systems integrators, distributors, resellers or OEMs, or their failure to pay the Company for products purchased from the Company, could have an adverse effect on the Company’s operating results.

INVENTORIES

Inventories are stated at the lower of cost or market and consist of telecommunications hardware, manuals, diskettes, CD-ROMs and packaging materials. Cost is determined using the first-in, first-out method.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of one to three years for computer software, three to five years for computer hardware and other equipment, three to seven years for furniture and fixtures, and the shorter of the asset life or the life of the lease in the case of leasehold improvements.

OTHER ASSETS

Other assets are stated at cost and consist of capitalized purchased technology, recoverable security deposits on leases and development costs.

Development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established and until the products are available for sale, software development costs are capitalized and amortized over the greater of the amount computed using: (a) the ratio that current gross revenue for the product bears to the total of current and anticipated future gross revenue for that product or (b) the straight line method over the estimated economic life of the product including the period being reported on. The amortization period has been determined as the life of the product, which is generally two years. The company capitalized $0 in 2005, $104 thousand in 2004, and $155 thousand in 2003. The amortization of capitalized development costs was $84 thousand in 2005, $113 thousand in 2004 and $98 thousand in 2003.

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

REVENUE RECOGNITION

The Company follows the provisions of the Statement of Position (SOP) 97-2, Software Revenue Recognition as amended by SOP 98-9, Modification of SOP 97-2 Software Revenue Recognition, with Respect to Certain Transactions, and further augmented by Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition, and Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables. Generally, the Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectability is reasonably assured. The Company reduces revenue for estimated customer returns, rotations and sales rebates when such amounts are estimable. When not estimable the Company defers revenue until the product is sold to the end customer or the customer’s rights expire. As part of its product sales price, the Company provides telephone support, which is generally utilized by the customer shortly after the sale. The cost of the phone support is not significant but is accrued in the financial statements. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue.

The Company defers revenue on shipments to Toshiba until the product is resold by Toshiba to its customers. The deferral of revenue is due to the Company’s inability to reasonably estimate potential future stock rotations resulting from future product releases and their effect on future revenue. For all other license sales, assuming that all other revenue recognition criteria have been met, revenue is recognized at the time of shipment because the Company has sufficient information, experience and history to support its ability to estimate future stock rotations.

Revenue from delivered elements of one-time charge licensed software is recognized at the inception of the license term using the residual method, provided we have vendor-specific objective evidence (“VSOE”) of the fair value of each undelivered element. Revenue is deferred for the fair value of the undelivered elements based upon the price of these elements when sold separately. Revenue is also deferred for the entire arrangement if VSOE does not exist for each undelivered contract element. Examples of undelivered elements in which the timing of delivery is uncertain include contractual elements that give customers rights to any future upgrades at no additional charge or future maintenance that is provided within the overall price. The revenue that is deferred for any contract element is recognized when all of the revenue recognition criteria have been met for that element. Revenue for annual software subscriptions is recognized ratably over the length of the software subscription. Certain contracts acquired with Vertical Networks, Inc. in September 2004 were determined to be bundled with software subscriptions with lengths of up to five years from the date of acquisition. The revenue and cost of sales of the systems sold under these contracts have been deferred and will be amortized ratably over the length of the associated software subscription, as the Company does not have VSOE for these subscription agreements.

Revenue from time and material service contracts is recognized as the services are provided. Revenue from fixed price, long-term service or development contracts is recognized over the contract term, using a proportional performance model, based on the percentage of services that are provided during the period compared with the total estimated services to be provided over the entire contract. Losses on fixed price contracts are recognized during the period in which the loss first becomes apparent.

Fixed price service contracts represent an immaterial part of the Company’s revenue, and no such losses have been recognized in any period presented.

FOREIGN CURRENCY TRANSLATION

The functional currency of the Company’s foreign operations (Germany) is the local currency. As a result, assets and liabilities are translated at period-end exchange rates and revenues and expenses are translated at the average exchange rates. Adjustments resulting from translation of such financial statements are classified in accumulated other comprehensive loss. Foreign currency gains and losses arising from transactions denominated in currencies other than the functional currency were included in operations in fiscal 2005 but were not significant.

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards (“SFAS”) No. 130 Reporting Comprehensive Income requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. To date, the Company’s comprehensive income items include net loss and foreign translation adjustments. Comprehensive income has been included in the Consolidated Statement of Changes in Shareholder’s Equity (Deficit) and Comprehensive Loss for all periods.

COMPUTATION OF NET LOSS PER SHARE

Net loss per share-basic is based upon the weighted average number of common shares outstanding. Net loss per diluted share is based upon the weighted average number of common and common equivalent shares outstanding assuming dilution. Common equivalent shares, consisting of outstanding stock options, warrants and convertible preferred stock are included in the per share calculations where the effect of their inclusion would be dilutive. See also Note 16 on impact of subsequent stock offering.

A reconciliation of basic weighted average common shares with weighted average shares assuming dilution is as follows (in thousands):

	Years Ended June 30,
	2005	2004	2003
Weighted average shares, excluding shares in Treasury—basic	26,747	3,621	2,889
Net effect of dilutive potential common shares outstanding based on the treasury stock method using the average market price	—	—	—

Weighted average common shares assuming dilution	26,747	3,621	2,889

Anti-dilutive potential common shares excluded from the computation above	8,716	7,436	1,143

STOCK BASED COMPENSATION

The Company applies Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees in accounting for its stock incentive plan and accordingly, compensation cost has been recognized for its stock options in the financial statements because the exercise price was below the fair market value on the grant date of September 28, 2004. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net loss and net loss per common equivalent share for the fiscal years ended June 30, 2005, 2004 and 2003 would have been increased to the pro forma amounts indicated below (in thousands, except per share prices):

	2005	2004	2003
Reported net loss applicable to common stock	$(16,999)	$(6,251)	$(9,035)
Add: stock based compensation expense included in reported net loss	$1,902	$—	6
Less: stock based compensation expense determined under fair value method for all awards	$(3,862)	$(1,676)	$(2,317)

Pro forma net loss applicable to common stock	$(18,959)	$(7,927)	$(11,346)

Reported loss per share applicable to common stock	$(0.64)	$(1.73)	$(3.13)
Pro forma loss per share applicable to common stock	$(0.71)	$(2.19)	$(3.93)

The per share weighted average fair value of stock options granted during the fiscal years ended June 30, 2005, 2004, and 2003 was $1.11, $2.14, and $2.49, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions.

	2005	2004	2003
Expected Dividend Yield	0%	0%	0%
Volatility Factor	115%	118%	111%
Risk free Interest Rate	3.45%	3.0%	3.3%
Expected Life	6 years	6 years	6 years

The Black Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25 and its related implementation guidance. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123(R) will be effective for annual reporting periods beginning on or after June 15, 2005. The Company expects to adopt SFAS No. 123(R) using the Statement’s modified prospective application method. Adoption of SFAS No. 123(R) is expected to increase stock compensation expense. Assuming the continuation of current programs, the preliminary estimate of stock compensation expense for fiscal 2006 is in an approximate range of $3 million to $4 million.

On March 29, 2005, the SEC issued SAB 107 which expresses the view of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instrument issues under shares-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R, and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS No. 123R.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets and certain identifiable intangibles, excluding software development costs, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Software development costs are reviewed for impairment annually pursuant to SFAS No. 86 Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In fiscal 2005, 2004 and 2003, there was no impairment of long-lived assets recorded.

SEGMENTATION OF FINANCIAL RESULTS

The Company presents its financial results as a single segment related to the sale of its telecommunication solutions.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, trade receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments.

(2)    ACQUISITION AND RELATED FINANCING

Vertical Networks, Inc.

On September 28, 2004, Artisoft acquired substantially all of the assets, other than patents and patent rights, of Vertical Networks Inc. Vertical Networks is a leading provider of distributed IP-PBX software and communications solutions to large enterprises. Artisoft has also received a patent license for the use of all of Vertical Networks’ patents and patent applications other than Vertical Networks’ rights under specified patents that do not relate to the business purchased by Artisoft. In addition, Artisoft assumed specific liabilities of Vertical Networks.

The purchase price for Vertical Networks consisted of: $12.5 million in cash, paid at closing, with an additional $1.0 million held in escrow to secure Vertical Networks’ indemnification obligations to Artisoft, $1.0 million in transaction costs, the assumption of most liabilities of Vertical Networks and an earnout provision of up to $5.5 million. The earnout obligation is equal to the first $5.5 million of non-refundable software license revenues collected by Artisoft from CVS Pharmacy, Inc. (“CVS”) in connection with a specific contract which provided CVS with software to be used in connection with, among other things, a rapid prescription refill project that CVS is implementing. The $1.0 million held in escrow is not included in the total purchase price in the table below. The Company has accrued $0.75 million of the earn-out provision to date as the initial earn-out contingency was met by June 30, 2005, which is included in the purchase price table below. The balance of the potential earn-out, $4.75 million has been excluded. The $1.0 million held in escrow is presented on the Consolidated Balance Sheet as Restricted Cash and the $5.5 million earn-out provision is not included in the accompanying financial statements, except for the $0.75 million noted above. The remaining contingent payments will be recorded as a component of the purchase price if and when the related contingencies are resolved.

The acquisition was financed with a portion of the proceeds from a common stock financing completed in two tranches on September 28, 2004 and October 1, 2004. Artisoft sold a total of 24,159,468 shares of its common stock at a per share purchase price of $1.1386 per share to several investors, including M/C Venture Partners, for net proceeds of $25.8 million, net of issuance costs of $1.7 million (of which $1.3 million was cash-based and $0.4 million was in the form of a warrant.)

The warrant was to purchase 168,542 shares of common stock, has an exercise price of $2.85 per share, and expires 5 years from the date of issuance. The warrant was payment in lieu of cash for investment banking services performed during the financing. The Company recorded the fair value of the warrant, $0.4 million, as a reduction of the proceeds from the financing. The Company determined the fair value of the warrants using the Black-Scholes option pricing model with the following assumptions: no dividend yield; weighted average risk free rate of 3.45%; volatility of 115% and a contractual life of 5 years.

In connection with, or prior to the financing, the holders of all shares of Artisoft’s preferred stock converted those shares into common stock. Following the issuance and sale of common stock in the financing and the conversions of Artisoft’s preferred stock to common stock, as at June 30, 2005, M/C Venture Partners is the largest beneficial holder of Artisoft’s common stock, with a 51.7% beneficial ownership interest.

Artisoft had agreed to register, under the Securities Act of 1933, the shares issued and sold under the stock purchase agreement, for resale by the investors. Artisoft agreed to file with the Securities and Exchange Commission the registration statement with respect to this registration by November 12, 2004 and to use its best efforts to cause the registration statement to become effective on or before December 31, 2004. Artisoft has not yet filed the registration statement. Since the registration statement was not declared effective by the SEC prior to March 31, 2005, Artisoft was required to pay each investor in the financing, monthly liquidated damages in an amount equal to 1% per month of the aggregate purchase price paid by each investor under the purchase agreement (not to exceed 9% of such purchase price, in the aggregate). Commencing in April, 2005, the fee resulting from each month of delay in achieving effective registration of the shares is $275,000 per month, and accordingly, the company has recorded an expense of $825,000 in fiscal 2005. Artisoft has also made other customary agreements regarding this registration, including matters relating to indemnification; maintenance of the registration statement; payment of expenses; and compliance with state “blue sky” laws.

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

The following table represents the allocation of the purchase price for our acquisition of Vertical Networks over the fair value of the assets acquired and liabilities assumed at the date of acquisition. The fair value of the identified intangible assets and the deferred revenue below were obtained using third party valuations.

Assigned Values at September 28, 2004 (millions)
Cash	$0.3
Accounts receivable net	3.8
Inventory, net	1.3
Other current assets	0.3
Property and equipment	0.4
Other Assets	0.1
Intangible assets	4.3
Goodwill	13.0
Accounts payable	(4.8)
Accrued expenses	(2.3)
Other current liabilities	(0.3)
Deferred revenue	(2.6)

Total Purchase Price	13.5

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

The following pro forma unaudited condensed financial information gives effect to Artisoft’s acquisition of Vertical Networks as if it had occurred on July 1, of each period presented. The following information is based on historical results of operations of Artisoft for the twelve months ended June 30, 2005 and 2004 and of Vertical Networks for the same historical period. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of the consolidated company that would have actually occurred had the acquisition of Vertical Networks been effected as of July 1 for each period presented.

	Year Ended June 30, 2005 (unaudited)				Years Ended June 30, 2004 (unaudited)
	Artisoft	Vertical Networks (a)	Pro Forma Adjustments	Pro Forma as Adjusted	Artisoft	Vertical Networks	Pro Forma Adjustment	Pro Forma as Adjusted
Net product revenue	17,460	3,923	(447)	20,936	8,991	28,674	(15,091)	22,574
Net loss after income tax	(15,531)	(1,181)	(602)	(17,314)	(3,154)	(2,027)	(8,504)	(13,685)
Loss applicable to common stock	(16,999)	(1,181)	(602)	(18,782)	(6,251)	(2,027)	(8,504)	(16,782)
Loss applicable to common stock—Basic and Diluted	(0.64)			(0.70)	(1.73)			(0.63)

(a)	For the period prior to the acquisition.

The following adjustments have been reflected in the above pro forma condensed financial information to adjust Vertical Network’s historical reported revenues from the sale of telephone systems (“systems”) to the amount that would have been reported under Artisoft’s revenue recognition policy:

In 2002 and 2003, Vertical Network’s entered into multiple element arrangements consisting of an extended warranty arrangement, software license agreements with rights for updates and upgrades on a when and if available basis and an agreement to specify pricing of uncommitted future telephone systems. Under Vertical Network’s policy, the extended warranty and software license arrangements were recognized over the term of the arrangements. The telephone system pricing agreement was assessed for significant and incremental discounts and future telephone systems were recognized upon shipment if all other revenue recognition criteria of SAB 104 had been met.

Under Artisoft’s revenue recognition policy, the software license agreement for the telephone systems’ core software that provides when and if available updates and upgrades (“extended software support arrangement”) and the telephone system sales are considered multiple element arrangements. The extended software support agreement would apply to all previous and future system sales. As Vertical Networks had not historically sold extended software support separately to other customers or on a renewal basis, sufficient vendor-specific objective evidence of fair value does not exist to allocate the arrangement fee to the systems and the extended software support arrangement. Accordingly, the fee for previous and future system sales considered to be part of a multiple element arrangement, or combined unit of accounting, with the extended software support arrangement is recognized ratably over the term of the extended software support arrangement along with the extended support fee and related costs of these sales. The pro forma adjustment reduces revenues and net income (loss) to the amount that would have been recognized under Artisoft’s policy in order to provide a better indication of what the results of operations would have been had the transaction occurred at the beginning of the period presented. For historical reporting purposes the deferred revenue and related deferred costs which are approximately $16.9 million and $9.6 million, for the year ended June 30, 2005 will be amortized over a period of up to sixteen quarters or four years.

Prior to the Artisoft’s acquisition of Vertical Networks, Vertical Networks had deferred revenue relating to certain software licenses, extended software support arrangements and an extended hardware warranty arrangement over the terms of the support arrangements. The Company evaluated its legal obligation that would have been assumed under these contracts if the acquisition had occurred on July 1, 2003 and estimated the fair value of this assumed liability. In arriving at the pro forma adjusted numbers above, the recorded value of the deferred revenue on July 1, 2003 was reduced by $5.4 million to reflect the fair value of the deferred revenue and the related amortization to revenue was similarly reduced by $0.2 million per quarter.

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

An income tax expense has been recorded against earnings to reflect the tax benefit received from amortizing goodwill for income tax purposes over a 15 year life. All periods presented include this tax charge.

(3)    INVENTORIES

Inventories at June 30, 2005 and 2004 consist of the following (in thousands):

	June 30,
	2005	2004
Raw Materials	$156	$4
Finished Goods	$1,530	$11

	$1,686	$15

(4)    PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2005 and 2004 consist of the following (in thousands):

	June 30,
	2005	2004
Furniture and Fixtures	$158	$132
Computers, software and other equipment	5,153	3,421
Leasehold improvements	336	332

	5,647	3,885
Accumulated depreciation and amortization	(4,196)	(3,602)

	$1,451	$283

(5)    INTANGIBLE ASSETS

	June 30,
	2005	2004
Acquired technology	$800	$—
Acquired customer—Contractual/Non Contractual	3,100	—
Acquired customer—High risk	400	—

	4,300	—
Accumulated amortization	(652)	—

	$3,648	$—

Each of the components of intangible assets is being amortized over a 5 year average life. Amortization expense for the year ended June 30, 2005 was $652, of which $120 was included in cost of sales.

(6)    OTHER ASSETS

Other assets at June 30, 2005 and 2004 consist of the following (in thousands):

	June 30,
	2005	2004
Capitalized software development costs, net	$37	$121
Purchased technology, net	120	125
Recoverable security deposits	106	133

	$263	$379

(7)    ACCRUED LIABILITIES

Accrued liabilities at June 30, 2005 and 2004 consist of the following (in thousands):

	June 30,
	2004	2005
Compensation and benefits	$1,080	$538
Payroll, sales and property taxes	21	25
Marketing	—	78
Professional fees	328	390
Other taxes payable	70	—
Earn-out obligation	750	—
Registration settlement fees	825	—
Other	399	221

	$3,473	$1,252

(8)    SHAREHOLDERS’ EQUITY

REVERSE SPLIT

On April 22, 2003 the Company’s stockholders authorized Artisoft’s board of directors to effect a reverse stock split of its common stock at a ratio of six-for-one. The Company has retroactively applied the reverse stock split to these financial statements.

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

Each share of Series B preferred stock was initially convertible into one-sixth of a share of common stock, subject to adjustment. Under certain circumstances, Artisoft has the right to effect the automatic conversion of the series B preferred stock to common stock in the event the closing per share bid price of the common stock exceeds $30.00 for 30 consecutive trading days. Prior to the financing transaction of September 28, 2004 all shares of Series B preferred stock were converted to common stock.

The holders of the Series B preferred stock, as a class, were also initially entitled to elect two directors of the Company. In August 2002, the holders of our series B preferred stock exercised this right, in part, to elect Robert J. Majteles as an Artisoft director.

The warrants will expire on September 30, 2006. The expiration date, the per share exercise price and the number of shares issue-able upon exercise of the warrants were initially subject to adjustment in certain events. Following the September 2004 financing, the per share exercise price of the warrants is $1.1386, and the per share exercise price and the number of shares issue-able upon exercise of the warrants are no longer subject to adjustment. The warrants have a call provision that provides that if the closing per share bid price of the common stock exceeds $45.00 for 30 consecutive trading days and certain other conditions are met, Artisoft has the right to require the warrant holders to exercise their warrants for common stock.

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

The holders of Series C preferred stock were entitled, before any distributions were made to the holders of common stock, to an amount equal to $1.50 per share, subject to adjustment. For purposes of this liquidation preference, the Series C preferred stock ranked on parity with the Series B preferred stock, which carried a similar liquidation preference in the amount of $2.50 per share.

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

The warrants will expire on June 27, 2010. The expiration date, the per share exercise price and the number of shares issue-able upon exercise of the warrants were initially subject to adjustment in certain events. Following the September 2004 financing, the per share exercise price of the warrants is $1.1386, and the per share exercise price and the number of shares issue-able upon exercise of the warrants are no longer subject to adjustment. Prior to the September 2004 financing, the remaining outstanding Series C preferred stock was converted into common stock at a rate of one share of common stock for each share of Series C preferred stock.

As a result of the sale of common stock in the September 28, 2004 equity financing, the exercise price of all of the warrants to purchase an aggregate of 466,664 shares of common stock issued in Artisoft’s 2001 financing and all of the warrants to purchase an aggregate of 2,627,002 shares of common stock issued in Artisoft’s 2003 financing was reduced to $1.1386 per share pursuant to the terms of those warrants. Immediately prior to the sale of common stock under the stock purchase agreement, the exercise price of the warrants issued in 2001 was $1.50 per share, and the exercise price of the warrants issued in 2003 was $1.88 per share. The reduction of the exercise price of these warrants resulted in the recording of a non-cash deemed dividend equal to approximately $1.5 million in the first quarter of fiscal 2005. Additionally, under a consent, amendment and waiver agreement, all warrants issued in the 2001 and 2003 financings were amended to delete the price protection provisions of those warrants. Therefore, as so amended, the per share exercise price of those warrants will no longer be subject to adjustment in the event of sales of securities by Artisoft, except for customary adjustments for stock splits, dividends, recapitalizations and other similar transactions.

TOSHIBA STOCK PURCHASE AND WARRANTS

In January 2000, Artisoft entered into an agreement with Toshiba under which Toshiba acquired 16,666 shares of Artisoft common stock at a price of $41.964 per share and was issued warrants for an additional 8,333 shares of Artisoft common stock at an exercise price of $41.964 per share. The fair market value of the Artisoft common stock on the date of execution of the definitive agreement was $129 per share. The difference between the issuance price and fair market value of the Artisoft common stock, and the fair value of the warrants (which were valued based upon the Black-Scholes Options Pricing Model) amounted to $2.3 million. This cost of equity is being amortized as a reduction of product revenues in proportion to revenue recognized relating to the OEM and Reseller Agreement. The unamortized portion of this amount is reported as “Deferred Toshiba Equity Costs” in the shareholders equity section of the consolidated balance sheets.

STOCK INCENTIVE PLANS

On October 20, 1994, the Company’s shareholders approved the Company’s 1994 Stock Incentive Plan (the “1994 Plan”). The 1994 Plan provides for the grant of Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights (Tandem and Free-standing), Restricted Stock, Deferred Stock, Performance Units and Performance Shares to officers, key employees, non-employee directors and certain consultants of the Company. This Plan was replaced by the 2004 Stock Incentive Plan (the “2004 Plan”) that was approved by the Company’s shareholders on March 15, 2004.

The 2004 Plan initially provided that the maximum number of options that could be granted would be 2,000,000 shares, plus the lesser of 150,000 shares of Common Stock or 1.5% of the number of shares of common stock issued and outstanding as of July 1 of each year commencing on July 1, 2004 (the “Evergreen” clause). On September 28, 2004, the 2004 Plan was amended to provide that the maximum number of options that can be granted would be increased to 8,236,255 shares and the Evergreen clause was removed from the plan so that the maximum number of shares that could be granted would no longer increase automatically each year. The maximum number of shares available for grant each year shall include all previously ungranted options plus all expired and cancelled options. With the exception of options granted on September 28, 2004, stock options are generally granted at a price not less than 100% of the fair market value of the common shares at the date of grant. Generally, options become exercisable over a four-year period commencing on the date of grant and vest 25% at the first anniversary of the date of grant with the remaining 75% vesting in equal monthly increments over the remaining three years of the vesting period. No 2004 Plan options may be exercised more than ten years from the date of grant. At June 30, 2005, there were 387,723 remaining shares available for grant under the 2004 Plan and none were available for grant under the 1994 Plan.

As previously discussed, at the end of September 2004, the Company completed a common stock financing whereby 24,159,468 shares of common stock for aggregate gross proceeds of $27.5 million were sold. The per share purchase price for all shares of common stock purchased under the agreement was $1.1386. In connection with the financing, the Company issued 5,208,480 options to its employees , exercisable at a price not less than 85% of the price the Company received in the stock financing. Based on the $2.85 over-the-counter trading value as the proxy for the fair market value of the Company’s stock, a deferred compensation charge of $10.145 million was recorded to Stockholders’ equity, and is being amortized ratably to income over the vesting period of four years. In 2005, a non-cash compensation charge of $1.9 million was recorded as an expense.

Stock option activity during the last three fiscal years is as follows:

	Total
	Number of Shares	Weighted Average Exercise Price
BALANCE AT JUNE 30, 2002	338,751	38.94
Granted	90,995	2.96
Exercised	—	—
Forfeited	(35,804)	25.67

BALANCE AT JUNE 30, 2003	393,942	38.94
Granted	1,945,996	2.52
Exercised	(5,833)	3.00
Forfeited	(33,803)	34.54

BALANCE AT JUNE 30, 2004	2,300,302	6.29
Granted	6,704,250	1.16
Exercised	(278,857)	2.26
Forfeited	(727,605)	2.75

BALANCE AT JUNE 30, 2005	7,998,090	2.13

The following table summarizes information about the stock options outstanding at June 30, 2005:

Range of Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.97 - $1.81	6,228,480	9.34	$1.11	1,008,505	$0.97
$2.16 - $3.00	1,567,724	8.69	2.56	503,590	2.58
$3.20 - $9.90	19,995	7.98	4.52	8,812	4.82
$11.70 - $12.75	46,020	5.71	11.83	42,886	11.84
$15.56 - $24.75	61,914	4.10	21.04	61,900	21.04
$26.25 - $50.63	45,265	4.59	43.15	45,265	43.15
$52.88 - $129.00	28,692	4.57	76.77	28,692	76.77

$0.97 - $129.00	7,998,090	9.10	2.13	1,699,650	4.87

At June 30, 2005, 2004 and 2003 the number of options exercisable was 1,699,650, 276,936, and 231,938 respectively, and the weighted average exercise price of those options was $2.13, $32.32, and $37.12 respectively.

On October 20, 1994, the shareholders approved the establishment of an Employee Stock Purchase Plan. The total number of shares authorized under the plan was 150,000 shares of common stock. The 1994 Plan was replaced by the 2004 Plan, which became effective on January 1, 2004 and made 250,000 shares available for purchase by eligible employees. During the fiscal years ended June 30, 2005, 2004, and 2003, 136,397, 33,807, and 27,792 shares of common stock were purchased, respectively, at prices ranging from $1.35 to $18.67 per share. At June 30, 2005 there were no remaining shares of common stock available for issuance under the plan. The plan provides for eligible participants to purchase common stock semi-annually at the lower of 85% of the market price at the beginning or end of the semi-annual period.

(9)    EMPLOYEE BENEFIT PLANS

The Company has a qualified 401(k) profit-sharing plan (defined contribution plan) which became effective July 1, 1991. The plan covers substantially all employees having at least 30 days of service. Participants may voluntarily contribute to the plan up to the maximum limits imposed by Internal Revenue Service regulations. The Company will match up to 50% of the participants’ annual contributions up to 3% of the participants’ compensation. Participants are immediately vested in the amount of their direct contributions and vest over a three-year period, as defined by the plan, with respect to the Company’s contribution.

The Company’s contribution to the profit-sharing plan was approximately $154,000, $123,000, and $98,000 for the fiscal years ended June 30, 2005, 2004 and 2003, respectively.

(10)    INCOME TAXES

No income tax expense (benefit) was recorded in fiscal years 2005, 2004 and 2003 as the Company incurred net losses for all periods. However, the Company recorded a deferred tax provision and corresponding liability arising from the timing differences associated with amortizing goodwill for income tax purposes over a 15 year life Income tax expense (benefit) differs from the amount computed by applying the combined statutory income tax rate to the loss before income taxes as follows (in thousands):

	2005	2004	2003
Computed “expected” tax benefit	$(5,248)	$(1,073)	$(2,390)
Losses not benefited	5,505	1,073	2,390

Total income tax expense, continuing operations	$257	$—	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2005 and 2004 are presented below (in thousands):

	June 30,
	2005	2004
Deferred tax assets:
Purchased technology	$115	$139
Allowances for doubtful accounts and returns	16	32
Allowances for inventory obsolescence	78	91
Accrued compensation and benefits	368	54
Other accrued liabilities	612	1,364
Depreciation and amortization	—	32
Prepaid expenses	65	—
Federal and state net operating loss and credit carryforwards	29,604	23,100

Total gross deferred tax assets	$30,858	$24,812
Less valuation allowance	(31,013)	(24,733)

Deferred tax assets	(155)	79
Deferred tax liabilities
Prepaid expenses	—	(79)
Depreciation and amortization	155	—
Goodwill and intangibles	(257)	—

Net deferred tax liabilities	$(257)	$—

Total valuation allowance increased/decreased by $6.3 million and $1.1 million for the fiscal years ended June 30, 2005 and 2004, respectively. The Company has evaluated the ability to realize its deferred tax assets and based on an evaluation of all of the evidence, both objective and subjective, including the existence of operating losses in recent years, it has concluded that it is more likely than not that the deferred tax assets will not be realized.

The Company believes that as a result of the equity financing activity that has that taken place, a change in control has occurred for purposes of the Internal Revenue Code section 382, which places limitations on utilization of loss carryforwards. If a section 382 change in control had not occurred, the company would have had $76.5 million in loss carryforwards for federal income tax purposes at June 30, 2005 and $46.5 million in loss carryforwards for state purposes at June 30, 2005. The Company expects that a substantial portion of these loss carryforwards will expire unutilized as a result of the application of section 382.

(11)    COMMITMENTS

OPERATING LEASES

The Company leases officespace and equipment under non-cancelable operating lease agreements expiring through 2010. These leases contain renewal options and the Company is responsible for certain executory costs, including insurance, maintenance, taxes and utilities. Total rent expense for these operating leases was approximately $1,730,000, $1,166,000, $1,225,000 for the fiscal years ended 2005, 2004 and 2003, respectively. In September 2005, the Company relocated to new office facilities, and the new minimum lease obligations are reflected in the below table.

The approximate minimum rental commitments under noncancelable operating leases that have remaining noncancelable lease terms in excess of one year at June 30, 2005 are as follows (in thousands):

Years Ending June 30	Future Minimum Lease Payments
2006	$946
2007	830
2008	448
2009	463
2010	478

Total	$3,165

Royalty Agreements

Artisoft licenses software from several software developers for inclusion with its products and use by its customers. These licenses are subject to royalty agreements. As of June 30, 2005 minimum royalty obligations of $220,000 existed based on royalty agreements expiring within one year.

(12)    CONTINGENCIES, GUARANTEES AND INDEMNIFICATIONS

The Company is subject to lawsuits and other claims arising in the ordinary course of its operations. In the opinion of management, based on consultation with legal counsel, the effect of such matters will not have a material adverse effect on the Company’s financial position or results of operations.

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

We warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer for 90 days. We warrant that our maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. Additionally, we warrant that our InstantOffice hardware products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the products to the customer for one year, with the exception of shipments to one customer which was offered warranties that expire sixteen months after the date of shipment, and there is an extended warranty agreement with another customer that allows that customer to submit warranty claims after the initial one-year period. This agreement terminates on December 1, 2005. We have no liabilities recorded for this agreement since any warranty claims will be expensed as they occur to match the associated deferred revenue amortization. We provide for the estimated cost of hardware product warranties based on specific warranty claims and claim history. If necessary, we would provide for the estimated cost of the software and services warranties based on specific warranty claims and claim history, however, we have never incurred any significant expenses under our product or service warranties.

(13)    DOMESTIC AND INTERNATIONAL OPERATIONS

A summary of domestic and international net sales for fiscal years 2005, 2004 and 2003, respectively, is shown below. Substantially all of the Company’s assets reside in the United States.

	2005	2004	2003
Domestic revenue	$16,000	$7,675	$5,844
International revenue	$1,460	1,316	762

Net sales	$17,460	$8,991	$6,606

(14)    SUPPLEMENTAL FINANCIAL INFORMATION

A summary of additions and deductions related to the allowances for accounts receivable for the fiscal years ended June 30, 2005, 2004 and 2003 are as follows:

	Balance at Beginning of Year	Acquired With Vertical Networks	Additions	Usage/ Adjustments	Balance at End of Year
Allowance for Doubtful Accounts and Rotation Reserves:
Year Ended June 30, 2005	80	301	49	(7)	423
Year Ended June 20, 2004	182	—	64	(166)	80
Year Ended June 30, 2003	258	—	175	(251)	182

(15)    QUARTERLY RESULTS (UNAUDITED)

The following tables present selected unaudited quarterly operating results for the Company’s four quarters ended June 30, 2005 and June 30, 2004 (in thousands). The Company believes that all necessary adjustments have been made to present fairly the related quarterly results, except per share data. The second and third quarters of fiscal 2005 have been restated to reflect the correction of our accounting for the discounted employee stock option grants discussed in Note 8.

Fiscal 2005	First Quarter	Second Quarter re-stated		Third Quarter re-stated		Fourth Quarter	Total
Net product revenue	$2,934	$4,668		$4,182		$5,676	$17,460
Total revenue	2,934	4,668		4,182		5,675	17,460
Gross profit-product	2,569	3,694		3,224		4,671	14,158
Total gross profit	2,569	3,694		3,224		4,671	14,158
Operating loss	(1,404)	(3,743	)(1)	(5,301	)(1)	(4,913)	(15,361)
Net loss	(1,406)	(3,804	)(1)	(5,355	)(1)	(4,966)	(15,531)
Loss applicable to common shares	(2,874)	(3,804	)(1)	(5,355	)(1)	(4,966)	(16,999)
Basic and diluted net
Loss per common share	(0.61)	(0.11	)(1)	(0.16	)(1)	(0.16)	(0.58)

Fiscal 2004	First Quarter	Second Quarter		Third Quarter		Fourth Quarter	Total
Net product revenue	$1,967	$1,970		$2,494		$2,560	$8,991
Total revenue	1,967	1,970		2,494		2,560	8,991
Gross profit-product	1,909	1,923		2,422		2,472	8,727
Total gross profit	1,909	1,923		2,422		2,472	8,727
Operating loss	(996)	(994		(332)		(852)	(3,172)
Net loss	(991)	(990)		(327)		(848)	(3,154)
Loss applicable to common shares	(4,088)	(990)		(327)		(848)	(6,251)
Basic and diluted net
Loss per common share	(1.30)	(.27)		(.09)		(.22)	(1.73)

(1)	Amounts re-stated

(16)    SUBSEQUENT EVENTS

Acquisition of Comdial Corporation Assets

On September 28, 2005, pursuant to Bankruptcy Court approval, Artisoft, acquired certain assets and assumed certain liabilities of Comdial Corporation (“Comdial”, and the “Comdial Acquisition”)

Comdial was a manufacturer and distributor of telephone systems targeted to small to midsize businesses, branch or regional offices of large organizations, national retailers, government agencies, and education campuses.

The purchase price consisted of $18.5 million in cash plus a $2.5 million 8% secured promissory note which matures in one year (the “Comdial Note”). The Comdial Note is secured by all the assets of the Company, and is junior in interest to any security interest granted with respect to any current or future indebtedness of the Company owed to Silicon Valley Bank (“SVB”), including, without limitation, amounts owing under the September 2005 Debt Financing (see below), up to $9 million plus principal amounts in connection with any existing cash secured credit extensions (including letters of credit and cash management services) in an amount not to exceed $0.5 million.

The Company has retained an independent expert to assess the value of the intangible assets and goodwill acquired upon completion of the acquisition. The Company estimates that goodwill and intangibles acquired in the transaction will be approximately $12 million.

September 2005 Equity Financing

On September 28, 2005, in connection with a stock purchase agreement, the Company received gross proceeds of of $12.9 million in exchange for the issuance of 11,329,785 shares of Common Stock. The per share purchase price was $1.1386. Certain of our directors are designees of entities who participated in the September 2005 Equity Financing as investors. Therefore, our Board of Directors formed a special committee of directors (the “Special Committee”) to negotiate and finalize the terms of the September 2005 Equity Financing. Among other things, the Special Committee (1) negotiated the terms of the agreements related to the 2005 Equity Financing, (2) engaged a financial consultant to provide an estimate of the indicated fair value of the Company’s post acquisition equity, (3) approved the sale of shares of common stock, par value $0.01 per share (the “Common Stock”) to the investors and (4) authorized and directed the officers of the Company to place a proposal on the Company’s Proxy Statement for the Company’s 2005 annual meeting (the “Annual Meeting”) to amend the Company’s Certificate of Incorporation to increase the authorized number of shares of Common Stock to 250,000,000 shares. Similar to previous stock purchase agreements, there are obligations and restrictive covenants which affect borrowing capacity, change in control provisions and require registration. Such covenants provide for damages in the event of non-performance.

September 2005 Debt Financing

The Company entered into a loan Agreement with SVB on September 28, 2005. The Loan Agreement terms provide the Company with a revolving line of credit in an amount not to exceed $7 million (the “Revolving Loan”), as well as a $2 million term loan (the “Term Loan”). The Company will make monthly payments of all outstanding and accrued interest on the Revolving Loan beginning on October 31, 2005. The Revolving Loan matures and the principal balance thereof is payable in full, on September 27, 2006. The Term Loan is payable in monthly principle installments of $133,333 plus interest, due beginning July 31, 2006 through and until the maturity date of September 26, 2007. The borrowing availability under the Revolving Loan is based on the amount of the Company’s.

For both the Term Loan and the Revolving Loan, interest shall accrue at a rate per annum equal to the “Prime Rate” in effect from time to time, plus 1.50% per annum. However during the period beginning on September 28, 2005 and continuing until September 30, 2006, interest under the Term Loan interest shall accrue a rate per annum equal to the “Prime Rate” in effect from time to time plus 2.00% per annum.

The Company’s obligations under the Loan Agreement are secured by all of the assets of the Company and the acquired Comdial Assets. These include accounts receivable, inventory, equipment, intellectual property, all claims, credit balances, proceeds (including proceeds of any insurance policies, proceeds of proceeds and claims against third parties), and all products and all books and records related to such assets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE.

On April 21, 2005, the Board of Directors of the Company (the “Board”) approved the dismissal of KPMG LLP (“KPMG”) as the Company’s auditors, and KPMG was immediately notified of its dismissal. On April 22, 2005, the Board approved Vitale Caturano & Company, Ltd. of Boston, Massachusetts (“Vitale”) as the new independent auditors for the Company, effective immediately.

KPMG’s reports on the Company’s consolidated financial statements for each of the years ended June 30, 2004 and 2003 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended June 30, 2004 and 2003 and the subsequent interim period ended April 21, 2005, the effective date of dismissal, there were no (1) disagreements with KPMG on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the subject matter of the disagreements in connection with KPMG’s reports on the Company’s consolidated financial statements for such years, or (2) reportable events, except that KPMG advised the Company of the following material weakness, as reported in our quarterly report on Form 10-Q for the fiscal quarter ended December 31, 2004: that in connection with KPMG’s review of the financial statements of the Company for the three month period ended December 31, 2004, that KPMG noted certain matters involving internal control over financial reporting that KPMG considered to constitute “material weaknesses”. KPMG advised management that the Company did not have adequate staffing in its finance group with the appropriate level of experience to effectively control the increased level of transaction activity, address the complex accounting matters and manage the increased financial reporting complexities resulting from the acquisition of Vertical Networks, Inc. and the associated integration activities.

The Company had not consulted with Vitale during the last two fiscal years ended June 30, 2004 or 2003 or during the subsequent interim periods from July 1, 2004 through and including April 22, 2005, on either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matter that was the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES.

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

Evaluation of Disclosure Controls and Procedures.

As of June 30, 2005, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, the design and operation of these disclosure controls and procedures were not effective during the year ended June 30, 2005.

This determination was made because of our Chief Executive Officer’s and Chief Financial Officer’s belief that our company’s resources were insufficient to address its financial reporting requirements in a timely fashion during the year ended June 30, 2005. We failed to timely file our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2004, December 31, 2004 and March 31, 2005 an amendment to our Current Report on Form 8-K originally filed September 29, 2004 to disclose certain financial data in connection with our acquisition of Vertical Networks, and our Current Report on Form 8-K relating to the execution of an office lease dated July 6, 2005, and the current filing of our Annual Reports on Form 10-K. Our management, including our Chief Executive Officer and Chief Financial Officer, believes that, during the year ended June 30, 2005, our company lacked the resources to address the financial reporting related to significant and complex business transactions.

Assessment of Internal Controls Over Financial Reporting.

The Company’s former independent registered public accounting firm, KPMG, advised management and the Audit Committee that, in connection with their review of the financial statements of the Company for the three month period ended December 31, 2004, KPMG noted certain matters involving internal control and its operation that it considered to be material weaknesses that constituted reportable conditions under standards established by the American Institute of Certified Public Accountants. Reportable conditions are matters coming to an independent registered public accounting firm’s attention that, in their judgment, relate to significant deficiencies in the design or operation of internal control and could adversely affect the organization’s ability to record, process, summarize, and report financial data consistent with the assertions of management in the financial statements. Further, a material weakness is a reportable condition in which the design or operation of one or more internal control components does not reduce to a relatively low level the risk that errors or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. KPMG advised management and the Audit Committee that it considered the following to constitute a material weakness in internal control and operations: the Company did not have adequate staffing in its finance group with the appropriate level of experience to effectively control the increased level of transaction activity, address the complex accounting matters and manage the increased financial reporting complexities resulting from the acquisition of Vertical Networks and the associated integration activities.

The Company’s current independent registered public accounting firm, Vitale Caturano and Company LTD. (“VCC”) advised Management and the Audit Committee that, in connection with their audit of the financial statements of the Company for the year ended June 30, 2005, VCC noted certain matters involving internal control and its operation that it considered to be material weaknesses that constituted reportable conditions under standards established by the American Institute of Certified Public Accountants. VCC advised management and the Audit Committee that it considered the following to constitute a material weakness in internal control and operations: the Company did not have adequate staffing in its accounting and finance group with the appropriate level of experience to effectively accomplish timely and accurate closings, control the increased level of transaction activity, address the complex accounting matters and manage the increased financial reporting complexities resulting from recent acquisitions.

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

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the our most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as noted above, we intend to take certain actions designed to enhance our internal control over financial reporting and its disclosure controls and procedures.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by Items 401, 405 and 406 of Regulation S-K will be in our 2005 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2005, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by Item 402 of Regulation S-K will be in our 2005 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2005, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Items 201(d) and 403 of Regulation S-K will be in our 2005 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2005, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 404 of Regulation S-K will be in our 2005 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2005, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 9(e) of Schedule 14A will be included in our definitive Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2005, is incorporated herein by reference.

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

Date:    October 13, 2005

ARTISOFT, INC.

By:	/S/ WILLIAM Y. TAUSCHER
William Y. Tauscher Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, this report statement has been signed by the following persons in the capacities indicated and on the dates indicated.

Signature	Title	Date

/S/ WILLIAM Y. TAUSCHER William Y. Tauscher	Chairman, President and Chief Executive Officer (Principal Executive Officer)	October 13, 2005

/S/ DUNCAN G. PERRY Duncan G. Perry	Chief Financial Officer (Principal Financial and Accounting Officer)	October 13, 2005

Michael P. Downey	Director	October 13, 2005

/S/ JOHN P. WARD John P. Ward	Director	October 13, 2005

/S/ FRANCIS E. GIRARD Francis E. Girard	Director	October 13, 2005

/S/ MATTHEW J. RUBINS Matthew J. Rubins	Director	October 13, 2005

/S/ ROBERT J. MAJTELES Robert J. Majteles	Director	October 13, 2005

/S/ R. RANDY STOLWORTHY R. Randy Stolworthy	Director	October 13, 2005

EXHIBIT INDEX

3.1	Artisoft’s Certificate of Incorporation, as amended was filed with the SEC on September 18, 2003 as an exhibit to Artisoft’s Current Report on Form 8-K dated September 10, 2003 and is incorporated herein by reference.

3.2	Artisoft’s Bylaws were filed with the SEC as an exhibit to Artisoft’s Quarterly Report on Form 10-Q dated November 14, 2001 and are incorporated herein by reference.

4.1	Specimen Certificate representing shares of Artisoft’s Common Stock, $0.01 par value per share was filed with the SEC on September 18, 2003 as an exhibit to Artisoft’s Current Report on Form 8-K dated September 10, 2003 and is incorporated herein by reference.

4.2	Registration Rights Agreement dated August 8, 2001 by and among Artisoft and the Investors set forth therein was filed with the SEC on October 5, 2001 as an exhibit to Artisoft’s Registration Statement on Form S-3 (File No. 333-71014) and is incorporated herein by reference.

4.2.1	Amendment No. 1 dated September 28, 2004 to Registration Rights Agreement originally dated August 8, 2001 by and among Artisoft and the Investors set forth therein.

4.3	Form of Warrant issued to the Investors party to the agreements filed as Exhibit 10.12 hereto was filed with the SEC on October 5, 2001 as an exhibit to Artisoft’s Registration Statement on Form S-3 (File No. 333-71014) and is incorporated herein by reference.

4.4	Registration Rights Agreement dated September 27, 2002 by and among Artisoft and the Investors set forth therein was filed with the SEC on September 30, 2002 as an exhibit to Artisoft’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 and is incorporated herein by reference.

4.5	Registration Rights Agreement dated September 10, 2003 by and among Artisoft and the Investors set forth therein was filed with the SEC on September 18, 2003 as an exhibit to Artisoft’s Current Report on Form 8-K dated September 10, 2003 and is incorporated herein by reference.

4.5.1	Amendment No. 1 dated September 28, 2005 to Registration Rights Agreement originally dated September 10, 2003 by and among Artisoft and the Investors set forth therein.

4.6	Form of Warrant issued to the Investors party to the agreements filed as Exhibits 10.16 and 10.17 hereto was filed with the SEC on September 18, 2003 as an exhibit to Artisoft’s Current Report on Form 8-K dated September 10, 2003 and is incorporated herein by reference.

4.7	Form of Warrant to purchase shares of the Company’s Common Stock, dated September 28, 2005, issued by Artisoft, Inc. with schedule of warrant holders attached.

4.8	Voting Agreement, dated September 28, 2005, by and among Artisoft, Inc. and the Investors set forth therein with schedule of stockholders to Voting Agreement attached.

10.1	1991 Director Option Plan was filed with the SEC on January 6, 1995 as an exhibit to Artisoft’s Current Report on Form 8-K dated December 23, 1994 and is incorporated herein by reference.

10.2	1994 Stock Incentive Plan was filed with the SEC on March 1, 1995 as an exhibit to Artisoft’s Current Report on Form 8-K dated February 10, 1995 and is incorporated herein by reference.

10.3	Severance Agreement dated November 1, 2000 between Artisoft and Steve Manson was filed with the SEC on September 30, 2002 as an exhibit to Artisoft’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 and is incorporated herein by reference.

10.4	Severance Agreement dated November 1, 2000 between Artisoft and Chris Brookins was filed with the SEC on September 30, 2002 as an exhibit to Artisoft’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 and is incorporated herein by reference.

10.5	Letter Agreement and General Release of Claims dated June 30, 2003 between Artisoft and Paul G. Burningham filed with the SEC on September 29, 2003 as an exhibit to Artisoft’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and is incorporated herein by reference.

10.6	Letter Agreement and General Release of Claims dated March 12, 2003 between Artisoft and Michael O’Donnell filed with the SEC on September 29, 2003 as an exhibit to Artisoft’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and is incorporated herein by reference.

10.7	Asset Purchase Agreement dated June 2, 2000 between Artisoft., Triton Technologies, SpartaCom Technologies and Spartacom Inc. (For Purposes of Articles IV, VI, XI and XIII Thereof) was filed with the SEC on September 22, 2000 as an exhibit to Artisoft’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and is incorporated herein by reference.

10.8	First Amendment to Asset Purchase Agreement between Artisoft, Triton Technologies, SpartaCom Technologies and SpartaCom, Inc. was filed with the SEC on September 22, 2000 as an exhibit to Artisoft’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and is incorporated herein by reference.

10.9+	OEM/Reseller Agreement, dated January 18, 2000, between Artisoft, Inc., and Toshiba America Information Systems, Inc. was filed with the SEC on September 28, 2001 as an exhibit to Artisoft’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001 and is incorporated herein by reference.

10.10	Second Addendum to OEM/Reseller Agreement dated January 18, 2000 by and between Artisoft and the Telecommunication Systems Division of Toshiba America Information Systems, Inc. was filed with the SEC on February 10, 2003 as an exhibit to Amendment No. 2 Artisoft’s Registration Statement on Form S-3 (File No. 333-100756) and is incorporated herein by reference.

10.11	Patent License Agreement between Lucent Technologies GRL Corporation and Artisoft effective as of June 30, 2002 was filed with the SEC on December 20, 2002 as an exhibit to Amendment No. 1 Artisoft’s Registration Statement on Form S-3 (File No. 333-100756) and is incorporated herein by reference.

10.12	Consent, Waiver and Amendment Agreement dated June 27, 2003 among Artisoft, the holders of Artisoft’s Series B Preferred Stock and certain holders of Artisoft’s Common Stock was filed with the SEC on September 18, 2003 as an exhibit to Artisoft’s Current Report on Form 8-K dated September 10, 2003 and is incorporated herein by reference.

10.13	Purchase Agreement dated June 27, 2003 among Artisoft and the Investors set forth therein, as amended was filed with the SEC on September 18, 2003 as an exhibit to Artisoft’s Current Report on Form 8-K dated September 10, 2003 and is incorporated herein by reference.

10.14	Agreement dated December 16, 2003 among Artisoft, Inc. and the Investors set forth therein (including the form of warrant) was filed with the SEC on December 19, 2003 as an exhibit to Artisoft’s Current Report on Form 8-K dated December 19, 2003 and is incorporated herein by reference.

10.15	Asset Purchase Agreement, dated as of September 23, 2004, between Artisoft, Inc. and Vertical Networks Incorporated was filed with the SEC on September 29, 2004 as an exhibit to Artisoft’s Current Report on Form 8-K dated September 29, 2004 and is incorporated herein by reference.

10.16	2004 Stock Incentive Plan, as amended, was filed with the SEC on October 13, 2004 as an exhibit to Artisoft’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004 and is incorporated herein by reference.

10.17	Stock Purchase Agreement dated September 28, 2004 among Artisoft and the Investors set forth therein, was filed with the SEC on October 4, 2004 as an exhibit to Artisoft’s Current Report on Form 8-K dated October 4, 2004 and is incorporated herein by reference.

10.17.1	Amendment No. 1 dated September 28, 2005 to Stock Purchase Agreement, originally dated September 28, 2004, by and among Artisoft, Inc. and the Investors set forth therein.

10.18	Consent, Waiver and Amendment dated September 25, 2004 among Artisoft and the shareholders of Artisoft set forth therein, was filed with the SEC on October 4, 2004 as an exhibit to Artisoft’s Current Report on Form 8-K dated October 4, 2004 and is incorporated herein by reference.

10.19	Sublease, dated January 7, 2000, by and between Vertical Networks, Inc. and MMC Networks, Inc. was filed with the SEC as an exhibit to Artisoft’s Quarterly Report on Form 10-Q, dated January 25, 2005 and is incorporated herein by reference.

10.20+	Software Purchase Agreement, dated August 20, 2004 by and between Vertical Networks Inc. and CVS Pharmacy Inc. was filed with the SEC as an exhibit to Artisoft’s Quarterly Report on Form 10-Q, dated January 25, 2005 and is incorporated herein by reference.

10.21	Asset Purchase Agreement, dated as of September 1, 2005, between Comdial Corporation and Vertical Communications Acquisition Corp filed as Exhibit 2.1 to Artisoft’s Current Report on Form 8-K, dated September 1, 2005 and is incorporated herein by reference.

10.22	Lease dated August 31, 2005, by and between Artisoft, Inc. and One Memorial Drive Sublease, LLC for One Memorial Drive, Cambridge, Massachusetts 02142.

10.23	Lease dated June 6, 2005, by and between Artisoft, Inc. and SRI Mission Towers II LLC for Suite 400, 3979 Freedom Circle Drive, Santa Clara, California.

10.24	Secured Subordinated Promissory Note, dated September 28, 2005, issued by Artisoft, Inc. to Comdial Corporation.

10.25	Security Agreement, dated September 28, 2005, by and among Comdial Corporation, Artisoft, Inc. and Vertical Communications Acquisition Corp.

10.26	Stock Purchase Agreement, dated September 28, 2005, by and among Artisoft, Inc. and certain Investors set forth therein.

10.27	Consent, Waiver and Release Agreement, dated September 28, 2005, by and among the Artisoft, Inc. and the Investors set forth therein.

10.28	Loan and Security Agreement, dated September 28, 2005, by and between Artisoft, Inc. and Silicon Valley Bank.

10.29	Subordination Agreement, dated September 28, 2005, by and among Artisoft, Inc., Comdial Corporation and Silicon Valley Bank.

10.30	Intellectual Property Security Agreement, dated September 28, 2005, by and between Artisoft, Inc. and Silicon Valley Bank.

10.31	Form of Agreement dated September 28, 2005, by and between Artisoft, Inc. and certain holders of options to purchase shares of Artisoft, Inc.’s common stock with schedule of option holders.

10.32	Lease Agreement, dated September 28, 2005, by and between DMB Sarasota I, L.P., as Landlord and Vertical Communications Acquisition Corp., as Tenant for Fruitville Business Park, Sarasota, Florida.

10.33	Intellectual Property Security Agreement, dated September 28, 2005, by and between Vertical Communications Acquisition Corp. and Silicon Valley Bank.

21.1	Subsidiaries of Artisoft.

23.1	Consent of Vitale, Caturano & Company, Ltd.

23.2	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Confidential materials omitted and filed separately with the Commission.