Form 10-K/A
period 2005-06-30
ARTISOFT INC
filed 2005-10-27
CIK 877931

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

As of October 15, 2005, 45,757,342 shares of the registrant’s common stock, par value $0.01, were issued and outstanding.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended June 30, 2005, as filed with the SEC on October 13, 2005, for the purpose of amending and restating in its entirety Part III of such Annual Report on Form 10-K, as set forth below. This Amendment No. 1 on Form 10-K/A does not change our previously reported financial statements and other financial disclosures.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information concerning our executive officers and directors as of June 30, 2005:

Name	Age	Position
William Y. Tauscher	55	Chief Executive Officer, President and Chairman of the Board
Richard N. Anderson	48	Senior Vice President of Sales, Marketing and Support
Peter H. Bailey	33	Senior Vice President of Business Development
Duncan G. Perry	42	Chief Financial Officer
Scott K. Pickett	43	Chief Technology Officer
Michael P. Downey	58	Director
John W. Watkins	44	Director
Francis E. Girard	65	Director
Matthew J. Rubins	37	Director
Robert J. Majteles	41	Director
R. Randy Stolworthy	48	Director

William Y. Tauscher. Mr. Tauscher has served as Chairman of our board of directors since February 2004 and as our Chief Executive Officer since September 2004. Mr. Tauscher has served as the managing member of The Tauscher Group since 1999, which invests and assists in the management of enterprises in various industries. Before founding The Tauscher Group, Mr. Tauscher served as chairman and CEO of Vanstar Corporation (formerly ComputerLand Corporation) until 1999, having led the group that acquired ComputerLand in 1987. He currently serves on several boards of directors, including Safeway Corporation, a $30 billion NYSE listed company, and holds controlling investments in a number of successful private companies.

Richard N. Anderson. Mr. Anderson joined the Company in January 2005 as Senior Vice President of Sales, Marketing and Support. Prior to joining Vertical he was the executive vice president and general manager of CFM Corporation, a leading integrated manufacturer of home products. He was with CFM Corporation from October 2003 until January 2005. Previously, Mr. Anderson was CEO of Temtex Industries, Inc. from July 2002 until its purchase by CFM Corporation in October 2003. Mr. Anderson also served in various executive roles, including chief operating officer of KnowledgePlanet from September 2000 until July 2002, and held senior vice president positions in sales and marketing for Inacom and Vanstar Corporations.

Peter H. Bailey. Mr. Bailey joined the Company in September 2004 as Senior Vice President of Business Development and Product Marketing. Prior to joining the Company, Mr. Bailey led the next-generation networking banking practice for ThinkEquity Partners LLC, a San Francisco based Investment Banking Firm, and advised Artisoft, Inc. on its acquisition of Vertical Networks and simultaneous private placement equity financing. Mr. Bailey joined ThinkEquity Partners in July 2003 when the banking practice of Pacific Crest Securities merged with ThinkEquity. Mr. Bailey joined Pacific Crest in July 2002. Prior to Pacific Crest, he was responsible for Corporate Development at Carrier1 International S.A., a pan European alternative telecom services provider, where he was responsible for M&A, corporate investment and financial restructuring initiatives from January 2000 through May 2002. Prior to Carrier1, Mr. Bailey held various roles including at a NY-based publishing/digital media start-up Convergence Media, which he co-founded. Prior to Convergence, Bailey was with Salomon Brothers Inc in New York in the investment banking division.

Duncan G. Perry. Mr. Perry joined the Company in February 2003 as Chief Financial Officer. Prior to joining us, he served as Chief Financial Officer for SupplyWorks, Inc., a software application developer in the supply chain management space from 2000 to 2002. He also held the roles of Chief Financial Officer and Chief Information Officer at Elron Software, an Internet security software company, from 1997 to 2000, and he was Director of Finance and Director of IT for ON Technology Corporation, a network software application provider, from 1994 to 1997. He also held numerous financial management positions at IBM between 1988 and 1994. Mr. Perry is a Certified Management Accountant.

Scott K. Pickett. Mr. Pickett joined the Company as Chief Technology Officer in September, 2004 as a result of our acquisition of Vertical Networks, a company he helped to co-found in 1996. Prior to co-founding Vertical Networks, Mr. Pickett served as director of development for National Semiconductor’s LAN division, where he led development of several industry-first systems and networking products, including multimedia product solutions (802.9), multiprotocol VoIP gateway, integrated communications platform, and the PCMCIA Ethernet card. Prior to National Semiconductor, he held positions with Fairchild Semiconductor and General Electric.

Michael P. Downey. Mr. Downey has served on our board of directors since February 1997. From March 2000 until June 2000, Mr. Downey served as our interim President and Chief Executive Officer. Mr. Downey currently is a private investor and executive consultant. From 1995 until 1997, Mr. Downey served as Executive Vice President and Chief Financial Officer of Nellcor Puritan Bennett, also referred to as NPB, a medical manufacturing company. Mr. Downey served as Vice President and Chief Financial Officer of NPB from 1989 until 1995 and in other capacities for NPB from 1986 until 1989. Prior to his employment by NPB, Mr. Downey was Vice President of Finance for Shugart Corporation, a manufacturer and distributor of computer disk drives, and he had several years experience in accounting management positions with General Motors Corporation. Mr. Downey is also a member of the board of directors of Emulex Corporation, a NYSE listed company that designs and manufacturs software- and hardware-based network access products and First Consulting Group, Inc., a consulting integration and management company for the healthcare and pharmaceutical industries that is listed on the Nasdaq National Market.

John W. Watkins. Mr. Watkins has served on our board of directors since October 2005, when he was appointed to fill the remaining term of Mr. John P. Ward. Prior to joining M/C Venture Partners in 2004, Mr. Watkins co-founded Telegraph Hill Communication Partners, a private equity firm focused in the media, communication services and information technology industries, and was with the firm from January 2001 to June 2003. From 1989 to 2001 he was a member of J.P. Morgan Capital, where he led the firm’s private equity investment effort in communications and media-related industries and served on the Investment Committee and Board. Prior to joining J.P. Morgan Capital, Mr. Watkins was an Associate in J.P. Morgan’s Corporate Finance group and an Investment Banking Analyst at E.F. Hutton and Company. M/C Venture Partners participated in our 2005 Equity Financing, our 2004 Equity Financing and holds in excess of five percent of our issued and outstanding common stock. See “Certain Relationships and Related Transactions,” below.

Francis E. Girard. Mr. Girard has served on our board of directors since October 1998. Mr. Girard currently serves as senior advisor to Comverse Network Systems, a manufacturer of computer and telecommunications systems and a subsidiary of Comverse Technologies, Inc. He also served as Vice Chairman of Comverse Technologies, Inc. from 2001 to 2004 and served as Chief Executive Officer from 1998 until January 2001. From 1996 to 1998, Mr. Girard served as President and Chief Executive Officer and as a director of Boston Technology, Inc., a provider of communications and information processing systems. Previously, Mr. Girard has also served as Vice President of Sales, Marketing and Support of NEC Information Systems, Inc.

Matthew J. Rubins. Mr. Rubins has served on the board of directors since September 2004. Mr. Rubins has been a general partner of M/C Venture Partners, a private equity firm, since 1997. Prior to joining M/C Venture Partners, he was an Assistant Vice President with Deutsche Morgan Grenfell Technology Group. Previously, Mr. Rubins was a financial analyst and then Associate in the media and telecommunications groups at Donaldson, Lufkin & Jenrette. M/C Venture Partners participated in our 2005 Equity Financing, our 2004 Equity Financing and holds in excess of five percent of our issued and outstanding common stock. See “Certain Relationships and Related Transactions,” below.

Robert J. Majteles. Mr. Majteles has served on our board of directors since August 2002. Mr. Majteles founded Treehouse Capital, LLC, an investment firm focused on blending value and growth investment disciplines to make active investments in later-stage technology companies. Treehouse Capital is a joint venture between Mr. Majteles and Special Situations Funds (“SSF”), an affiliate of Austin W. Marxe and David M. Greenhouse. In October of 2005, Mr. Majteles became a member of Coral’s Momentum Fund Management Partners, LLC, the general partner of Coral’s Momentum Fund, Limited Partnership. SSF was a 2004 Investor and a 2005 Investor, and Coral’s Momentum Fund, Limited Partnership participated as a 2005 Investor. Both of these entities hold in excess of five percent of our currently issued and outstanding common stock. See “Certain Relationships and Related Transactions,” below. From January 2000 to April 2001, Mr. Majteles served as Chief Executive Officer of Citadon, Inc., a provider of collaboration software to the construction and engineering industries. From 1997 until August 1999, Mr. Majteles served as Chief Executive Officer of Ultradata Corporation, a developer of software for financial institutions. Mr. Majteles is a member of the board of directors of World Heart Corporation (NASDAQ: WHRT), a global medical device company, Adept Technology, Inc. (NASDAQ: ADEO), a leading manufacturer of flexible automation for the semiconductor, life sciences, electronics and automotive industries and Unify Corporation, (NASDAQ: UNFY) a developer of business process automation solutions including market leading applications for specialty markets within the insurance industry.

R. Randy Stolworthy. Mr. Stolworthy has served on our board of directors since September 2004. Mr. Stolworthy has been a Managing Member of RRS & Company, a real estate investment and development company since 1992. Prior to RRS & Company, Mr. Stolworthy was President and CEO of NZ Corporation and CEO of Bridge Financial Corporation, a subsidiary of NZ Corporation. Previously, he co-founded Voicelink Data, which merged with Digital Systems International in 1991. Prior to Voicelink Data Services, Mr. Stolworthy was a general partner and manager of the Seattle office for FBS Venture Capital Company. Mr. Stolworthy is also a co-manager of the managing partner of PathFinder Ventures, which beneficially owns in excess of 5% of our issued and outstanding common stock. See “Certain Relationships and Related Transactions,” below.

Board of Directors

Classified Board. Our board of directors is divided into three classes with one class of directors elected annually for a term of three years. Each class serves staggered three-year terms as follows:

•	The Class I Directors consist of Michael P. Downey and Francis E. Girard. The Class I Directors were to serve until the annual meeting of stockholders to be held during the fiscal year ended June 30, 2005. As no such meeting was held during this fiscal year, we intend to elect Class I Directors at the next annual meeting of stockholders, to be held sometime during our current fiscal year;

•	The Class II Directors consist of William Y. Tauscher, Robert J. Majteles and R. Randy Stolworthy. The Class II Directors serve until the annual meeting of stockholders to be held during the fiscal year ending June 30, 2007; and

•	The Class III Directors consist of John W. Watkins and Matthew J. Rubins. The Class III Directors serve until the annual meeting of stockholders to be held during the fiscal year ending June 30, 2006.

In each case, a director serves until his or her respective successor has been elected and qualified. At each annual meeting of stockholders, directors are elected for a full term of three years to succeed those whose terms are expiring.

Board Structure. Our Board of Directors currently consists of (1) the chief executive officer of the Company serving as a Class II director (currently William Y. Tauscher); (2) one member serving as a Class II director designated by the written consent of the majority-in-interest of the shares of common stock held by the investors (including the affiliated assignees of such investors, the “Series B Investors”) that are parties to the Series B Purchase Agreement, dated as of August 8, 2001, that were acquired upon the conversion of the shares of Series B Preferred Stock held by them, pursuant to the terms of a Consent, Waiver and Amendment Agreement, dated September 25, 2004 (the “2004 Consent”), acting as a single class (currently Robert J. Majteles); (3) one member serving as a Class II director designated by the written consent of the majority-in-interest of the shares of common stock held by the investors (including the affiliated assignees of such investors, the “Series C Investors”), that are parties to the Series C Purchase Agreement, dated as of June 27, 2003, as amended, that were acquired upon the conversion of the shares of Series C Preferred Stock held by them, pursuant to the terms of the 2004 Consent, acting as a single class (currently R. Randy Stolworthy); (4) two members serving as Class III directors designated in writing by M/C Venture Partners (currently John W. Watkins and Matthew J. Rubins); and (5) two non-executive members serving as Class I directors designated by the mutual agreement of M/C Venture Partners and the Board of Directors (reflected by approval of the Board of Directors (or its Nominating or Corporate Governance committee) of a written designation by M/C Venture Partners), provided that each such non-executive member has relevant industry experience (each, an “Industry Director”) (currently Michael P. Downey and Francis E. Girard).

After March 28, 2006, the members of the Board of Directors shall consist of (and the Company agrees to nominate for election) (1) the chief executive officer of the Company who will serve as a Class II director, (2) one member who will serve as a Class II director designated by the written consent of (a) SSF, so long as SSF and its affiliates continue to beneficially own at least 50% of the shares of common stock acquired by SSF and its affiliates upon the conversion of the shares of Series B Preferred Stock held by them, pursuant to the terms of the 2004 Consent or (b) in the event that SSF is not entitled to appoint a director pursuant to clause (a), the majority-in-interest of the shares of common stock held by the Series B and Series C Investors that were acquired by them upon the conversion, pursuant to the terms of the 2004 Consent, of the shares of Series B Preferred Stock and Series C Preferred Stock held by them, acting as a single class, (3) two members who will serve as Class III directors designated in writing by M/C Venture Partners and (4) three Industry Directors who will serve as Class I directors designated by the mutual agreement of M/C Venture Partners and the Board of Directors.

Audit Committee. The audit committee consists of Michael P. Downey, Francis E. Girard, and R. Randy Stolworthy all of whom have been determined by our board to be independent under the criteria set forth under applicable securities laws and NASDAQ standards. Mr. Downey serves as the chair of this committee and as the audit committee financial expert. The audit committee has oversight responsibility for the integrity of our financial reporting process and systems of internal controls regarding finance, accounting and legal compliance. The audit committee monitors the independence and performance of our independent auditors and internal auditing department. The audit committee also provides an avenue of communication among the independent auditors, management, our internal auditing department and our board of directors. Our audit committee has the authority to conduct investigations appropriate to fulfill its responsibilities, and has the ability to retain, at our expense, special legal, accounting or other consultants or experts it deems necessary in the performance of its duties.

Compensation Committee. The compensation committee consists of Michael P. Downey, Francis E. Girard, and John W. Watkins. Messrs. Downey and Girard have been determined by our board to be independent under the criteria set forth under applicable securities laws and NASDAQ standards. The compensation committee recommends the compensation of our Chief Executive Officer to our board of directors. The compensation committee also reviews and approves the design, administration and effectiveness of compensation programs for other key executive officers, including salary, bonus, other perquisites and option grants under our stock incentive plans.

Nominating Committee. The nominating committee consists of Michael P. Downey and Francis E. Girard, each of whom has been determined by our board to be independent under the criteria set forth under applicable securities laws and NASDAQ standards. Mr. Downey serves as the chair of this committee. The nominating committee identifies qualified individuals to become members of the board of directors and oversees the evaluation of our board of directors and management.

Controlled Company Status. Because M/C Venture Partners owns more than 50.0% of our common stock, we are considered a “controlled company” under the NASD Marketplace Rules. Because we are a “controlled company,” we are exempt from the requirements of NASD Marketplace Rule 4350(c) that our board of directors consist of a majority of independent directors and Rule 4350(c)(3) and (c)(4) requiring the compensation of officers and the nomination of directors be determined by a committee of independent directors or a majority of independent directors.

Section 16 Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on a review of the copies of such reports and written representations that no other reports were required, we believe that all filing requirements applicable to our officers, directors and greater than 10% stockholders were satisfied during the fiscal year ended June 30, 2005, with the exception of Forms 3 filed on behalf of Mr. Bailey and Mr. Pickett in November 2004, which were filed late as a result of a delay in getting first time filing codes for these two newly elected officers of the corporation.

Code of Business Conduct and Ethics. On November 2, 2004, we approved a Code of Business Conduct and Ethics, within the meaning of Item 406(b) of Regulation S-K, which applies to our directors, officers and employees. A complete copy of the Code of Business Conduct and Ethics is posted on our website at www.artisoft.com under “Company / Investor Relations.” We will disclose on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be disclosed pursuant to the disclosure requirements of Item 5.05 of Form 8-K.

Involvement in Certain Legal Proceedings. The Company’s Senior Vice President of Sales, Richard N. Anderson, served as Vice Chief Executive Officer of Temtex Industries, Inc. from July 2002 until October 2003. That company filed for Chapter 11 Bankruptcy Protection on May 2, 2003.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table shows for the fiscal years ended June 30, 2005, 2004 and 2003, compensation awarded, paid to, or earned by, (i) our Chief Executive Officer; (ii) our four other most highly compensated individuals who were serving as executive officers as of June 30, 2005, and (iii) two individuals for whom disclosure would have been provided but for the fact that the individuals were not serving as an executive officer of the Company as of June 30, 2005 (our “Named Executive Officers”).

Summary Compensation Table

	Annual Compensation			Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary($)	Bonus($)	Securities Underlying Options (Shares)(#)	All Other Compensation($)
William Y. Tauscher(1) President Chief Executive Officer Chairman of the Board	2005 2004 2003	250,000 50,000 —	— — —	1,800,000 583,333 —	— — —

Steven G. Manson(2) Former President Former Chief Executive Officer	2005 2004 2003	84,100 210,330 210,375	— — —	— 270,000 10,000	494,108 3,712 5,407	(3) (3)

Richard N. Anderson Senior Vice President of Sales, Marketing and Support	2005 2004 2003	111,859 — —	125,000 — —	460,000 — —	2,297 — —	(4)

Peter H. Bailey Senior Vice President of Business Development and Product Management	2005 2004 2003	153,077 — —	— — —	460,000 — —	250 — —	(5)

Mel Edward Passarelli (6) Former Vice President of Sales Former Vice President of International Sales	2005 2004 2003	173,692 60,072 —	83,846 42,702 —	— 180,000 —	4,383 2,444 —	(7) (7)

Duncan G. Perry (8) Chief Financial Officer	2005 2004 2003	198,235 152,966 49,967	— — —	340,000 120,000 8,333	3,818 3,159 1,057	(9) (9) (9)

Scott K. Pickett Chief Technology Officer	2005 2004 2003	159,083	— — —	460,000 — —	2,500	(10)

(1)	Mr. Tauscher began serving as our Chief Executive Officer on September 28, 2004 and as our President on November 16, 2004.

(2)	Mr. Manson served as our Chief Executive Officer and President during the year ended June 30, 2004 and the beginning of the year ended June 30, 2005. In September 2004, our board of directors elected William Y. Tauscher our Chief Executive Officer. Mr. Manson ceased to be our President on November 16, 2004.

(3)	For the year ended June 30, 2005, consists of $2,523 of contributions under our 401(k) plan and $807 for life insurance premiums, and $490,778 in severance payments. For the year ended June 30, 2004, consists of $3,150 of contributions under our 401(k) plan and $562 for life insurance premiums. For the year ended June 30, 2003, consists of $4,600 of contributions under our 401(k) plan and $807 for life insurance premiums.

(4)	For the year ended June 30, 2005, consists of $2,297 of contributions under our 401(k) plan.

(5)	For the year ended June 30, 2005, consists of $250 of contributions under our 401(k) plan.

(6)	Mr. Passarelli joined the Company as our Vice President of Sales in January 2004. Mr. Passarelli ceased to be our Vice President of Sales and became our Vice President of International Sales in January 2005. Mr. Passarelli ceased to be our Vice President of International Sales in June 2005.

(7)	For the year ended June 30, 2005, consists of $3,061 of contributions under our 401(k) plan and $1,321 for life insurance premiums. For the year ended June 30, 2004, consists of $2,444 of contributions under our 401(k) plan.

(8)	Mr. Perry joined the Company as our Chief Financial Officer in February 2003.

(9)	For the year ended June 30, 2005, consists of $3,256 of contributions under our 401(k) plan and $562 for life insurance premiums. For the year ended June 30, 2004, consists of $2,291 of contributions under our 401(k) plan and $869 for life insurance premiums. For the year ended June 30, 2003, consists of $881 of contributions under our 401(k) plan and $176 for life insurance premiums.

(10)	For the year ended June 30, 2005, consists of $2,500 of contributions under our 401(k) plan.

Option Grants In Last Fiscal Year

The following table sets forth information concerning individual grants of options to purchase our common stock made during the year ended June 30, 2005 to our Named Executive Officers. Each option has a term of ten years, has a per share exercise price equal to the per share fair market value of our common stock on the option grant date and, unless otherwise noted, vests as to 25.0% one year after the grant date, with the remaining 75.0% vesting in equal monthly installments over the succeeding 36 months. We granted options to purchase an aggregate of up to 6,704,250 shares of our common stock to our employees, including the officers listed in the table below, during the year ended June 30, 2005.

Amounts described in the following table under the heading “Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term” represent hypothetical gains that could be achieved for the options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5.0% and 10.0% compounded annually from the date the options were granted to their expiration date. Actual gains, if any, on stock option exercises will depend upon the future performance of our common stock and the date on which the options are exercised.

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in for year ended June 30, 2005(%)	Exercise Price ($/share)	Expiration Date	5%($)	10%($)
William Y. Tauscher	1,800,000	27%	$0.97	09/28/2014	$1,098,050	$2,782,684
Richard N. Anderson	460,000	7%	$1.81	4/13/2015	$910,018	$1,326,950
Peter H. Bailey	460,000	7%	$0.97	09/28/2014	$280,613	$711,128
Duncan G. Perry	340,000	5%	$0.97	09/28/2014	$207,409	$525,616
Scott K. Pickett	460,000	7%	$0.97	09/28/2014	$280,613	$711,128

Note: Each option granted on September 28, 2004 vests in equal monthly installments over the succeeding 48 months.

Aggregate Option Exercises In Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth information regarding stock options exercised during the year ended June 30, 2005 and the number and value of unexercised stock options held as of June 30, 2005 by each of our Named Executive Officers. In the following table, amounts set forth under the heading “Value of Unexercised In-the-Money Options at Fiscal Year End” are calculated based upon a per share option value determined by subtracting the option exercise price from $1.60, the per share closing sale price of our common stock on June 30, 2005, on the OTC Bulletin Board (the principal market on which our common stock was traded on that date).

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Year Ended June 30, 2005 Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at year ended June 30, 2005 Exercisable/Unexercisable($)
William Y. Tauscher	—	—	521,528/1,861,805	$212,625/$921,375
Steven G. Manson	270,000	$121,500	—	$0/$0
Richard N. Anderson	—	—	0/460,000	$0/$0
Peter H. Bailey	—	—	86,250/373,750	$54,338/$235,462
Mel E. Passarelli			71,844/78,156	$24,480/$7,020
Duncan G. Perry	—	—	103,264/365,069	$40,163/$174,038
Scott K. Pickett	—	—	86,250/373,750	$54,338/$235,462

Employment, Change of Control and Severance Arrangements

We have a change in control agreement with Christopher Brookins, our Vice President of Development. The agreement provides that in the event of a change in control of our company and a termination of the executive’s employment within two years of the change in control either without cause or by the executive for “good reason,” such as a reduction in duties and responsibilities:

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

On November 20, 2004, we entered into a severance agreement with our former President Steven G. Manson, pursuant to which Mr. Manson’s employment with us was terminated. By its terms, the severance agreement was effective on November 27, 2004. Under the severance agreement, we paid to Mr. Manson a lump sum severance payment of $490,778.36. All of Mr. Manson’s previously unvested options to purchase our common stock became immediately 100% vested and fully exercisable and we will continue to provide, at our expense, specified insurance benefits during the period ending 18 months following the date of termination. In addition to these benefits, we also agreed to extend our provision to Mr. Manson of specified life insurance benefits to a total of 24 months following the date of termination and to allow Mr. Manson to retain specified personal property. The severance agreement supersedes the severance agreement entered into between the Company and Mr. Manson on November 1, 2000.

Compensation of Directors-Standard. Directors who are not employees of the Company receive a $10,000 annual retainer. All directors receive an additional $2,000 annual retainer for each committee of the board of directors on which they serve as a Chairman, plus $1,000 per board meeting attended and $700 per committee meeting attended ($400 for telephonic board or committee meetings). Directors are eligible to receive awards under our 2004 Stock Incentive Plan, however, the plan does not provide for the automatic grant of stock options to our non-employee directors. We expect that from time to time, in our discretion, we will grant equity awards to our non-employee directors under the 2004 Stock Incentive Plan under such terms consistent with the plan as we deem appropriate at the time of those grants. All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with attendance at board and committee meetings. Directors who are employees of the Company do not receive compensation for service on the board or committees of the board other than their compensation as employees.

Compensation of Directors—Chairman of the Board. In connection with Mr. Tauscher’s election as a director and as Chairman of the Board and consistent with our policies then in effect for awarding options to our directors, we granted to Mr. Tauscher options to purchase 5,833 shares of our common stock at a per share exercise price equal to $2.55. This award consisted of options to purchase 3,333 shares due to Mr. Tauscher’s election as a director and options to purchase 2,500 shares due to Mr. Tauscher’s election as Chairman of the Board. These options have a ten-year term and vest in three equal annual installments commencing on February 20, 2005, unless a change in control of the Company occurs, in which case they become 100% vested and exercisable. In addition, under a prior consulting arrangement with us, we granted to Mr. Tauscher options to purchase an additional 77,500 shares of our common stock at a per share exercise price equal to $2.55 and, prior to his election as Chief Executive Officer, paid Mr. Tauscher a monthly cash retainer in the amount of $10,000. These options also have a ten-year term and vest in three equal annual installments commencing February 20, 2005, unless a change in control of the Company occurs, in which case, they will become 100% vested and exercisable. On March 26, 2004, we granted to Mr. Tauscher additional ten-year options to purchase 500,000 shares of common stock for service under a consulting agreement that was in place until his election as Chief Executive Officer. These options vest as to 25.0% of the shares subject to the options on March 26, 2005, with the remaining shares vesting in equal monthly installments over the succeeding 36 months. In addition, on September 28, 2004, we granted to Mr. Tauscher options to purchase 1,800,000 shares of common stock for service as Chief Executive Officer. The per share exercise price of all of these options is $0.97, being the per share sale price of the common stock sold by us in our September 2004 financing. The options have a ten-year term and vest in equal monthly installments over the four-year period commencing September 28, 2004. The change in control of the Company pursuant to the September 2004 Financing did not result in an acceleration of Mr. Tauscher’s options.

Compensation Committee Interlocks and Insider Participation. Michael P. Downey served as our interim President and Chief Executive Officer from March 2000 until June 2000. Mr. Girard has never been an officer or employee of the Company or any of its subsidiaries. None of our executive officers is a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, whose executive officers served as a director or member of our board of directors.

REPORT OF THE COMPENSATION COMMITTEE

This report is submitted by the compensation committee of the board of directors and addresses our policies for the fiscal year ended June 30, 2005. The members of the compensation committee are Messrs. Girard, Downey and Watkins. All members of the compensation committee are non-employee directors.

Compensation Philosophy. The objectives of our executive compensation policies are:

•	to attract, retain and reward executive officers who contribute to our Company’s success;

•	to align the financial interests of executive officers with the performance of our Company;

•	to strengthen the relationship between executive pay and shareholder value;

•	to motivate executive officers to achieve our Company’s business objectives; and

•	to reward individual performance.

In general, the compensation committee considers, among other things, the following:

•	The level of compensation paid to executive officers in companies similarly situated in size and products. To ensure that pay is competitive, the compensation committee, from time to time, compares our Company’s executive compensation packages with those offered by other companies in the same or similar industries. Compensation surveys used by our Company include the companies comprising the software and telecommunications industry;

•	The individual performance of each executive officer. Individual performance includes meeting performance objectives, demonstration of knowledge, skills and teamwork and acceptance of our Company core values;

•	Corporate performance. Corporate performance is evaluated by factors such as performance relative to competitors, performance relative to business conditions and progress in meeting our Company’s objectives and goals; and

•	The responsibility and authority of each position relative to other positions within our Company.

Base Salary. Base salaries are established for each executive officer at levels that are intended to be competitive with comparable positions at other software and telecommunications industry companies of similar size or products. Our Company seeks to pay salaries to executive officers that are commensurate with their qualifications, duties and responsibilities and that are competitive in the marketplace. In conducting annual salary reviews, the compensation committee considers each individual executive officer’s achievements during the prior fiscal year in meeting financial and business objectives, as well as the executive officer’s performance of individual responsibilities and our company’s financial position and overall performance.

Performance Bonus. Executives are generally eligible to receive a performance bonus payable in cash. Performance bonuses are used to provide executive officers with financial incentives to meet performance targets of our Company and individual performance objectives. At the beginning of each fiscal year, the compensation committee establishes a targeted bonus for each executive and establishes the individual performance objectives for the executive to achieve the bonus. These bonuses are targeted between 0 % and 25% of the executive officer’s base salary, for the applicable period. Before a bonus becomes payable, the predetermined objectives must have been achieved. Individual bonuses increase if our company exceeds its established objectives. The individual performance objectives for executives other than the Chief Executive Officer are proposed by management and reviewed and approved by the compensation committee. Individual performance objectives for the Chief Executive Officer are determined by the compensation committee and reviewed and approved by the board of directors (other than the Chief Executive Officer).

Option Grants. The compensation committee believes that equity ownership by executive officers provides incentives to build stockholder value and aligns the interests of executive officers with the stockholders. The compensation committee typically awards a stock option subject to four-year vesting upon hiring an executive officer. After the initial grant, the compensation committee considers awarding additional options, usually on an annual basis. Options are generally granted at the market price for our common stock at the time of grant. In determining the size of stock option grants, the compensation committee considers the level and responsibility of the executive officer, the contribution that the executive officer is expected to make to our Company and comparable equity compensation offered by other software and telecommunications industry companies.

Compensation of Our Former Chief Executive Officer. Steven G. Manson served as our Chief Executive Officer until September 28, 2004 at a base salary of $210,330. On November 20, 2004, we entered into a severance agreement with Mr. Manson, pursuant to which Mr. Manson’s employment with the Company was terminated. By its terms, the severance agreement was effective on November 27, 2004. Under the severance agreement, we paid Mr. Manson a lump sum severance payment of $490,778.36, all of Mr. Manson’s previously unvested options to purchase our common stock became immediately 100% vested and fully exercisable and we will continue to provide, at our expense, specified insurance benefits during the period ending 18 months following the date of termination. In addition to these benefits, we also agreed to extend our provision to Mr. Manson of specified life insurance benefits to a total of 24 months following the date of termination and to allow Mr. Manson to retain specified personal property.

Compensation of Our Current Chief Executive Officer. William Y. Tauscher was appointed as our Chief Executive Officer on September 28, 2004. Mr. Tauscher receives compensation of $250,000 annually in his role as Chief Executive Officer. In connection with Mr. Tauscher’s election as a director and as Chairman of the Board and consistent with our policies then in effect for awarding options to our directors, we granted to Mr. Tauscher options to purchase 5,833 shares of our common stock at a per share exercise price equal to $2.55. This award consisted of options to purchase 3,333 shares due to Mr. Tauscher’s election as a director and options to purchase 2,500 shares due to Mr. Tauscher’s election as Chairman of the Board. These options have a ten-year term and vest in three equal annual installments commencing on February 20, 2005, unless a change in control of the Company occurs, in which case they become 100% vested and exercisable. In addition, under a prior consulting arrangement with us, we granted to Mr. Tauscher options to purchase an additional 77,500 shares of our common stock at a per share exercise price equal to $2.55 and, prior to his election as Chief Executive Officer, paid Mr. Tauscher a monthly cash retainer in the amount of $10,000. These options also have a ten-year term and vest in three equal annual installments commencing February 20, 2005, unless a change in control of the Company occurs, in which case, they will become 100% vested and exercisable. On March 26, 2004, we granted to Mr. Tauscher additional ten-year options to purchase 500,000 shares of common stock for service under a consulting agreement that was in place until his election as Chief Executive Officer. These options vest as to 25.0% of the shares subject to the options on March 26, 2005, with the remaining shares vesting in equal monthly installments over the succeeding 36 months. In addition, on September 28, 2004, we granted to Mr. Tauscher options to purchase 1,800,000 shares of common stock for service as Chief Executive Officer. The per share exercise price of all of these options is $0.97, being the per share sale price of the common stock sold by us in our September 2004 financing. The options have a ten-year term and vest in equal monthly installments over the four-year period commencing September 28, 2004. The change in control of the Company pursuant to the September 2004 Financing did not result in an acceleration of Mr. Tauscher’s options.

Impact of Section 162(m) of the Internal Revenue Code. Section 162(m) of the Internal Revenue Code of 1986 generally disallows a tax deduction to public companies for compensation in excess of $1,000,000 paid to a corporation’s chief executive officer and the other four most highly compensated executive officers. Certain compensation, including qualified performance-based compensation, will not be subject to the deduction limit if certain requirements are met. The compensation committee reviews the potential effect of Section 162(m) periodically and generally seeks to structure the stock options granted to its executive officers in a manner that is intended to avoid disallowances under Section 162(m). However, the compensation committee reserves the right to use its judgment to authorize compensation payments which may be in excess of the limit when the compensation committee believes such payments are appropriate and in the best interests of the stockholders, after taking into consideration changing business conditions and the performance of its employees.

The Compensation Committee

Michael P. Downey             Francis E. Girard             John W. Watkins

Comparison of Stock Performance. The following graph compares the cumulative total stockholder returns on Artisoft’s common stock during each of the fiscal years in the period commencing June 30, 2000 and ending June 30, 2005 with the cumulative total return over the same period of the NASDAQ Stock Market Index (which, in some past proxy statements, we have referred to as the NASDAQ National Market Index) and the NASDAQ Telecommunications Index. The comparison assumes the investment of $100 on June 30, 2000 in our common stock, the NASDAQ Stock Market Index and the NASDAQ Telecommunications Index and assumes dividends, if any, were reinvested. June 30, 2000 was the last day of our 2000 fiscal year.

	Fiscal Year Ended June 30,
	2000	2001	2002	2003	2004	2005
ARTISOFT, INC.	100.00	37.44	12.37	2.20	3.09	2.20
NASDAQ STOCK MARKET (U.S.)	100.00	54.49	36.89	40.92	51.63	51.86
NASDAQ TELECOMMUNICATIONS	100.00	35.79	11.89	16.83	21.37	21.27

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information as of October 15, 2005, except as otherwise noted, with respect to the beneficial ownership of our common stock by:

•	each person known to own beneficially more than five percent of our outstanding common stock;

•	each of our directors;

•	each Named Executive Officer; and

•	all executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the securities. Unless otherwise indicated below and except to the extent authority is shared by spouses under applicable law, to our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The number of shares of common stock used to calculate the percentage ownership of each listed person includes the shares of common stock underlying options, warrants and other convertible securities held by such persons that are exercisable within 60 days of October 15, 2005. Unless otherwise indicated, the address of each of our employees, officers and directors is c/o Artisoft, Inc., One Memorial Drive, Cambridge, Massachusetts 02142.

	Shares Beneficially Owned Prior to Capitalization Amendment			Shares Beneficially Owned Following the Capitalization Amendment
	Number(1)		Percent(2)	Number(3)		Percent
Named Directors and Executive Officers
John W. Watkins	22,176,357	(4)	48.5%	23,062,410	(5)	49.1%
Matthew Rubins	22,176,357	(6)	48.5%	23,062,410	(5)	49.1%
William Y. Tauscher	—		*	713,196	(7)	1.5%
R. Randy Stolworthy	3,753,588	(8)	8.2%	4,794,098	(9)	9.9%
Duncan G. Perry	1,000	(10)	*	143,292	(11)	*
Michael P. Downey	78,449	(12)	*	78,449		*
Frances E. Girard	24,333	(13)	*	24,333		*
Robert J. Majteles	2,549,766	(14)	5.6%	2,549,766		5.4%
Peter H. Bailey	—		—	124,583	(15)	*
Richard N. Anderson	—		—	—		—
Scott K. Pickett	—		—	124,583	(16)	*
Steven G. Manson(17)	—		—	—		—
Mel E. Passarelli(18)	—		—	—		—
All directors and executive officers as a group (13 persons, including two former executive officers)(19)	28,583,498		62.4%	31,614,070		64.4%

5% Stockholders

M/C Venture Partners 75 State Street, Suite 2500 Boston, MA 02109	22,176,357	(20)	48.5%	23,062,410	(21)	49.1%

Austin W. Marxe and David M. Greenhouse c/o Special Situations Funds 153 East 53rd Street New York, NY 10022	11,538,904	(22)	25.2%	12,184,034	(23)	25.7%

Pathfinder Ventures 4131 N. 24th St., Suite C-207 Phoenix, AZ 85016	3,748,272	(24)	8.2%	4,794,689	(25)	9.9%

Coral’s Momentum Fund, Limited Partnership 60 South Sixth Street, Suite 3510 Minneapolis, MN 55402	2,546,988		5.6%	2,546,988		5.4%

*	Less than 1%

(1)	In connection with the acquisition of Comdial and the sale of shares of our common stock to finance the acquisition, certain holders of warrants and options to purchase our common stock agreed to unreserve shares of common stock that we had previously reserved for issuance upon exercise of those warrants and options. Because those warrants and options are not exercisable until we file the Capitalization Amendment, the number of shares reported in this column do not include warrants or options to purchase common stock for stockholders that have agreed to unreserve the shares issuable upon exercise of those warrants or options.

(2)	The percentages reported in this column are based on 45,757,342 shares of common stock issued and outstanding as of October 15, 2005.

(3)	Upon filing of the Capitalization Amendment (See “Amendments of the 2004 Stock Purchase Agreement and the prior Agreements” below) Amendment, the options and warrants described in Footnote 1 above will become exercisable in accordance with their respective terms. As a result, the numbers in reported in this column includes (a) warrants and/or options and (b) warrants to purchase shares of common stock issued to certain stockholders as liquidated damages (the “Liquidated Damages Warrants”) pursuant to the Stock Purchase Agreement dated September 28, 2004. The Liquidated Damages Warrants will be automatically exercised upon filing of the Capitalization Amendment.

(4)	Consists of: (a) 20,931,572 shares of common stock owned by M/C Venture Partners V, L.P., of which Mr. Watkins is a Manager of M/C VP V, LLC, the sole general partner of M/C Venture Partners V, L.P., (b) 486,595 owned by M/C Venture Investors, LLC, of which Mr. Watkins is a Manager, and (c) 758,190 shares of common stock owned by Chestnut Venture Partners, L.P. of which, Mr. Watkins is a General Partner of Chestnut Street Partners, Inc., the General Partner of Chestnut Venture Partners, L.P.

(5)	In addition to shares of common stock directly held, includes (a) 836,318 shares of common stock issuable upon exercise of Liquidated Damages Warrants held by M/C Venture Partners V, L.P. to be automatically exercised upon filing of the Capitalization Amendment, (b) 15,579 of common stock issuable upon exercise of Liquidated Damages Warrants held by M/C Venture Investors, LLC to be automatically exercised upon filing of the Capitalization Amendment, and (c) 34,156 shares of common stock issuable upon exercise of Liquidated Damages Warrants held by Chestnut Venture Partners, L.P. to be automatically exercised upon filing of the Capitalization Amendment.

(6)	Consists of: (a) 20,931,572 shares of common stock owned by M/C Venture Partners V, L.P., of which Mr. Rubins is a Manager of M/C VP V, LLC, the sole general partner of M/C Venture Partners V, L.P., (b) 486,595 owned by M/C Venture Investors, LLC, of which Mr. Rubins is a Manager, and (c) 758,190 shares of common stock owned by Chestnut Venture Partners, L.P. of which, Mr. Rubins is a General Partner of Chestnut Street Partners, Inc., the General Partner of Chestnut Venture Partners, L.P.

(7)	Consists of 713,196 shares of common stock issuable upon exercise of options exercisable within 60 days of October 15, 2005 and upon filing of the Capitalization Amendment.

(8)	Consists of (a) 878,272 shares of common stock owned by Pathfinders Ventures III, L.L.C., of which Mr. Stolworthy is a co-manager of the managing member, (b) 2,850,000 shares of common stock owned by Pathfinder Ventures II, L.L.C., of which Mr. Stolworthy is a co-manager of the managing member of Pathfinder Ventures II, L.L.C. (c), (d) 20,000 shares of common stock owned by Pathfinder Ventures, LLC, of which Mr. Stolworthy is the managing member, (e) 5,266 shares of common stock owned by Mr. Stolworthy, and (f) 50 shares of common stock owned by Mr. Stolworthy’s children.

(9)	Includes the shares described in Footnote 8 above, and (a) up to 967,368 of 1,400,000 shares of common stock issuable upon exercise of warrants held by Pathfinder Ventures II, L.L.C. exercisable within 60 days of October 15, 2005 and upon filing of the Capitalization Amendment and (b) 73,142 shares of common stock issuable upon exercise of Liquidated Damages Warrants held by Pathfinder Ventures II, L.L.C. to be automatically exercised upon filing of the Capitalization Amendment. In general, the aggregate number of shares of common stock that Mr. Stolworthy may acquire upon exercise is limited to the extent necessary to ensure that, following such exercise, the total number of shares of common stock then beneficially owned by Mr. Stolworthy or any affiliate thereof does not exceed 9.999% of the total number of issued and outstanding shares of common stock giving effect to such conversion or exercise.

(10)	Consists of 1,000 shares of common stock owned by Mr. Perry.

(11)	Includes the shares described in Footnote 10 above and 142,292 shares issuable upon exercise of options exercisable within 60 days of August 31, 2005 and upon filing of the Capitalization Amendment.

(12)	Consists of 55,600 shares of common stock owned by Mr. Downey and 22,849 shares issuable upon exercise of options exercisable within 60 days of October 15, 2005.

(13)	Consists of 9,333 shares of common stock owned by Mr. Girard and 15,000 shares issuable upon exercise of options exercisable within 60 days of October 15, 2005.

(14)	Consists of (a) 2,778 shares of common stock issuable upon exercise of options exercisable within 60 days of August 31, 2005 and (b) 2,546,988 shares of common stock held by Coral’s Momentum Fund, Limited Partnership, of which Mr. Majteles is an affiliate director of Coral’s Momentum Fund Management Partners, LLC, the general partner of Coral’s Momentum Fund, Limited Partnership and has shared voting and dispositive control over such shares. Mr. Majteles disclaims beneficial ownership of the shares beneficially owned by Coral’s Momentum Fund, Limited Partnership.

(15)	Consists of 124,583 shares of common stock issuable upon exercise of options exercisable within 60 days of August 31, 2005 and upon filing of the Capitalization Amendment.

(16)	Consists of 124,583 shares of common stock issuable upon exercise of options exercisable within 60 days of August 31, 2005 and upon filing of the Capitalization Amendment.

(17)	Mr. Manson served as our Chief Executive Officer and President during the year ended June 30, 2004. In September 2004, our board of directors elected William Y. Tauscher our Chief Executive Officer. Mr. Manson ceased to be our President on November 16, 2004. Pursuant to a severance agreement entered into on November 20, 2004, all of Mr. Manson’s previously unvested options to purchase our common stock became immediately 100% vested and fully exercisable.

(18)	Mr. Passarelli joined the Company as our Vice President of Sales in January 2004. Mr. Passarelli ceased to be our Vice President of Sales and became our Vice President of International Sales in January 2005. Mr. Passarelli ceased to be our Vice President of International Sales in June 2005.

(19)	Includes an aggregate of 1,154,614 shares of common stock issuable upon the exercise of options exercisable within 60 days of August 31, 2005 and upon filing of the Capitalization Amendment and up to 967,368 of 1,400,000 shares of common stock issuable upon the exercise of warrants to purchase common stock convertible or exercisable, as applicable, within 60 days of August 31, 2005.

(20)	Consists of: (a) 20,931,572 shares of common stock owned by M/C Venture Partners V, L.P., (b) 486,595 owned by M/C Venture Investors, LLC, and (c) 758,190 shares of common stock owned by Chestnut Venture Partners, L.P.

(21)	Includes the shares described in Footnote 20 above, and (a) 836,318 shares of common stock issuable upon exercise of Liquidated Damages Warrants held by M/C Venture Partners V, L.P. to be automatically exercised upon filing of the Capitalization Amendment, (b) 15,579 shares of common stock issuable upon exercise of Liquidated Damages Warrants held by M/C Venture Investors, LLC to be automatically exercised upon filing of the Capitalization Amendment, and (c) 34,156 shares of common stock issuable upon exercise of Liquidated Damages Warrants held by Chestnut Venture Partners, L.P. to be automatically exercised upon filing of the Capitalization Amendment.

(22)	Consists of (a) 6,337,043 shares of common stock owned by Special Situations Fund III, L.P.; (b) 2,011,310 shares of common stock owned by Special Situations Cayman Fund, L.P.; (c) 1,963,649 shares of common stock owned by Special Situations Private Equity Fund, L.P.; (d) 188,765 shares of common stock owned by Special Situations Technology Fund, L.P. and (e) 1,038,137 shares of common stock owned by Special Situations Technology Fund II, L.P. MGP Advisors Limited is the general partner of Special Situations Fund III, L.P. AWM Investment Company, Inc. is the general partner of MGP Advisors Limited and the general partner of and investment adviser to the Special Situations Cayman Fund, L.P. SST Advisers, L.L.C. is the general partner of and investment adviser to the Special Situations Technology Fund, L.P. and the Special Situations Technology Fund II, L.P. MG Advisers, L.L.C. is the general partner of and investment adviser to the Special Situations Private Equity Fund, L.P. Austin W. Marxe and David M. Greenhouse are the principal owners of MGP Advisors Limited, SST Advisers, L.L.C., AWM Investment Company, Inc. and MG Advisers, L.L.C. and are principally responsible for the selection, acquisition and disposition of the portfolio securities by each investment adviser on behalf of its fund.

(23)	Includes the shares described in Footnote 22 and (a) warrants to purchase 234,842 shares of common stock and 118,161 shares of common stock issuable upon exercise of Liquidated Damages Warrants to be automatically exercised upon filing of the Capitalization Amendment owned by Special Situations Fund III, L.P.; (b) warrants to purchase 78,285 shares of common stock and 38,254 shares of common stock issuable upon exercise of Liquidated Damages Warrants to be automatically exercised upon filing of the Capitalization Amendment owned by Special Situations Cayman Fund, L.P.; (c) warrants to purchase 78,285 shares of common stock and 36,978 shares of common stock issuable upon exercise of Liquidated Damages Warrants to be automatically exercised upon filing of the Capitalization Amendment owned by Special Situations Private Equity Fund, L.P.; (d) warrants to purchase 6,743 shares of common stock and 3,188 shares of common stock issuable upon exercise of Liquidated Damages Warrants to be automatically exercised upon filing of the Capitalization Amendment owned by Special Situations Technology Fund, L.P. and (e) warrants to purchase 34,455 shares of common stock and 15,939 shares of common stock issuable upon exercise of Liquidated Damages Warrants to be automatically exercised upon filing of the Capitalization Amendment owned by Special Situations Technology Fund II, L.P.

(24)	Consists of (a) 878,272 shares of common stock owned by Pathfinders Ventures III, L.L.C., (b) 2,850,000 shares of common stock owned by Pathfinder Ventures II, L.L.C., and (c) 20,000 shares of common stock owned by Pathfinder Ventures, LLC, of which Mr. Stolworthy is the managing member.

(25)	Includes the shares described in Footnote 24 above, and (a) up to 967,368 of 1,400,000 shares of common stock issuable upon exercise of warrants held by Pathfinder Ventures II, L.L.C. exercisable within 60 days of August 31, 2005 and upon filing of the Capitalization Amendment and (b) 73,142 shares of common stock issuable upon exercise of Liquidated Damages Warrants to be automatically exercised upon filing of the Capitalization Amendment held by Pathfinder Ventures II, L.L.C. In general, the aggregate number of shares of common stock that Mr. Stolworthy may acquire upon exercise is limited to the extent necessary to ensure that, following such exercise, the total number of shares of common stock then beneficially owned by Mr. Stolworthy or any affiliate thereof does not exceed 9.999% of the total number of issued and outstanding shares of common stock giving effect to such conversion or exercise.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

2005 Equity Financing

Under the Stock Purchase Agreement, dated September 28, 2005 (the “Stock Purchase Agreement”) between the Company and certain investors (the “2005 Investors”), the Company received a total of $12.9 million from the 2005 Investors in exchange for the issuance of 11,329,785 shares of common stock (the “Issued Shares”). The per share purchase price for the Issued Shares was $1.1386. Certain of our directors are designees of entities who participated in the 2005 Equity Financing as investors. Therefore, our Board of Directors formed a special committee of directors (the “Special Committee”) to negotiate and finalize the terms of the Stock Purchase Agreement. Among other things, the Special Committee (1) negotiated the terms of the agreements related to the Stock Purchase Agreement, (2) engaged a financial consultant to provide an estimate of the indicated fair value of the Company’s post acquisition equity, (3) approved the sale of shares of our common stock to the 2005 Investors and (4) authorized and directed the officers of the Company to place a proposal on the Company’s Proxy Statement for the Company’s 2005 annual meeting (the “Annual Meeting”) to amend the Company’s Certificate of Incorporation to increase the authorized number of shares of our common stock to 250,000,000 shares (the “Capitalization Amendment”).

Obligation to Register Share. Pursuant to the Stock Purchase Agreement, the Company has agreed to register the Issued Shares for resale by the 2005 Investors under the Securities Act of 1933, as amended (the “Securities Act”). The Company has agreed to file with the Securities and Exchange Commission (the “Commission”) a registration statement (the “Registration Statement”) with respect to the Issued Shares no later than December 12, 2005 (the “Filing Date”), and to use its best efforts to cause the Registration Statement to become effective on or before the date that is the earlier of (1) in the event of no review by the Commission, within five days of being informed by the Commission that the Commission has decided not to review the Registration Statement, but in no event later than 30 days after the Filing Date, (2) in the event of a review by the Commission, within five days of being informed by the Commission that the Commission has no further comments on such Registration Statement, but in no event later than 90 days after the Filing Date (the earlier of (1) and (2), the “Required Effective Date”). The Company will be liable for liquidated damages to each 2005 Investor under the following circumstances:

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

The Company will pay the liquidated damages as follows:

•	in connection with a Filing Default, on the business day following the Filing Default, and each 30th day thereafter, until the Registration Statement has been filed with the Commission;

•	in connection with an Effectiveness Default, on the business day following the Effectiveness Deadline, and each 30th day thereafter until the Registration Statement is declared effective by the Commission; or

•	in connection with a Suspension Default, on either (a) the 31st consecutive day of any Suspension or (b) the 61st day (in the aggregate) of any Suspensions in any 12-month period, and each 30th day thereafter until the Suspension is terminated in accordance with the Stock Purchase Agreement.

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

In connection with the Stock Purchase Agreement, the Company and each of the 2005 Investors entered into separate voting agreements on September 28, 2005 (the “Voting Agreements”), pursuant to which the 2005 Investors agreed to vote all of their shares of common stock in favor of the Capitalization Amendment. Because the 2005 Investors hold over 80% of the voting power, the approval of the Capitalization Amendment is assured.

Other Company Obligations Under the Stock Purchase Agreement. The Company made certain affirmative and negative covenants under the Stock Purchase Agreement. The Company’s affirmative covenants include obligations related to (1) providing the 2005 Investors with a right of first refusal on future issuances of securities by the Company; (2) seeking a listing of its common stock on the NASDAQ National Market, NASDAQ SmallCap Marketplace or the American Stock Exchange at such time that the Company is so eligible; (3) using the proceeds from the 2005 Equity Financing for its acquisition of the assets of Comdial Corporation; (4) maintaining specified insurance coverage; (5) maintaining provisions in the Company’s bylaws and certificate of incorporation indemnifying all of its directors against liability to the maximum extent permitted under the laws of the state of Delaware and, in addition, entering into contractual indemnification agreements acceptable to such directors; (6) removing the legends on the certificates representing the Issued Shares; (7) providing information required by Rule 144 under the Securities Act; (8) amending the Company’s Certificate of Incorporation to the extent necessary to reflect the transactions contemplated by the Stock Purchase Agreement; (9) fixing the board of directors at seven and nominating directors in accordance with the terms of the Stock Purchase Agreement; (10) holding an annual meeting of the Company’s stockholders on or before April 15, 2006; and (11) altering the vesting schedules for employee stock option grants.

The Company’s negative covenants relate to obligations not to, without the prior consent of M/C Venture Partners, (1) enter into a transaction involving a change in control of the Company; (2) incur indebtedness in excess of $3.0 million, subject to specified exceptions; (3) create any security with an equity component unless that security is junior to the common stock; (4) issue any equity securities; (5) transfer its intellectual property; (6) repurchase, redeem or pay dividends on any shares of capital stock (subject to limited exceptions); (7) grant stock options that are not authorized by a vote of the Board of Directors or its Compensation Committee; (8) liquidate or dissolve; (9) change the size of the Company’s board of directors; (10) amend the Company’s Certificate of Incorporation or bylaws, other than to effect the Capitalization Amendment and the Preferred Stock Amendment; (11) change the nature of the Company’s business; (12) alter the voting rights of shares of the Company’s capital stock in a disparate manner; or (13) take any action which would cause an adjustment to the exercise price or number of shares to be delivered under the Section 8 of the New Warrants, as defined below.

2004 Equity Financing

We financed our acquisition of Vertical Networks on September 28, 2004 with a portion of the proceeds of a common stock financing completed pursuant to a stock purchase agreement entered into on that same date (the “2004 Equity Financing”). Under the agreement, on September 28, 2004, we sold a total of 19,768,110 shares of common stock for aggregate gross proceeds of $22.5 million, and on October 1, 2004, we sold a total of 4,391,358 shares of common stock for aggregate gross proceeds of $5.0 million. The per share purchase price for all shares of common stock purchased under the agreement was $1.1386, and we received total net proceeds of $26.2 million.

Conversion of Preferred Stock. On September 28, 2004 Artisoft entered into a consent, waiver and amendment agreement, dated September 25, 2004, with investors in its 2001, 2002 and 2003 financings. These investors included affiliates of Austin W. Marxe and David M. Greenhouse, Perkins Capital Management, Inc., Constable Advisors, LLC and Pathfinder Ventures Under the consent, waiver and amendment agreement, on September 27, 2004 all holders of Artisoft’s outstanding shares of preferred stock (that had not otherwise converted their shares of preferred stock into common stock) converted those shares into common stock at a rate of approximately 1.22 shares of common stock for each of the 2,100,000 outstanding shares of series B preferred stock held by them, for a total of 2,566,665 shares of common stock, and a rate of one share of common stock for each of the 2,197,000 outstanding shares of series C preferred stock held by them, for a total of 2,197,000 shares of common stock. SSF and its affiliates received 2,556,665 shares of common stock upon conversion of its shares of Series B preferred stock; Perkins Capital Management received 497,000 shares of common stock upon the conversion of its shares of Series C preferred stock; Constable Advisors, LLC received 300,000 shares of common stock upon conversion of its shares of Series C preferred stock; and Pathfinder Ventures received 1,400,000 shares of common stock upon conversion of its shares of Series C preferred Stock.

Warrants. As a result of the sale of common stock under the stock purchase agreement described above, the exercise price of all of the warrants to purchase an aggregate of 466,664 shares of common stock issued in Artisoft’s 2001 financing and all of the warrants to purchase an aggregate of 2,627,002 shares of common stock issued in Artisoft’s 2003 financing was reduced to $1.1386 per share pursuant to the terms of those warrants. Immediately prior to the sale of common stock under the purchase agreement, the exercise price of the warrants issued in 2001 was $6.30 per share, and the exercise price of the warrants issued in 2003 was $1.88 per share. Under the consent, amendment and waiver agreement, all warrants issued in the Company’s 2001 and 2003 financings were amended to delete the price protection provisions of those warrants. Therefore, as so amended, the per share exercise price of those warrants will no longer be subject to adjustment in the event of sales of securities by the Company, except for customary adjustments for stock splits, dividends, recapitalizations and other organic changes.

Other Consents, Waivers and Amendment. The Company and the investors in its 2001, 2002 and 2003 financings also agreed to the following consents, waivers and amendment, pursuant to the consent, waiver and amendment agreement: (a) a waiver of the accrual and payment by the Company of liquidated damages under the registration rights agreements for the 2001, 2002 and 2003 financings, during any time when the Company is not eligible to use Form S-3, until March 31, 2005; (b) a waiver of the rights of first refusal under the purchase agreements for the 2001, 2002 and 2003 financings with respect to the financing contemplated by the stock purchase agreement described above; and (c) the deletion of substantially all of the Company’s covenants under the purchase agreements for the 2001, 2002 and 2003 financings, including the rights of first refusal and director rights of the investors therein and the price protection provisions of the 2002 purchase agreement, but excluding the Company’s indemnification obligations

The Amendments of the 2004 Stock Purchase Agreement and the Prior Agreements. The Company previously entered into arrangements with certain parties to register shares of its common stock pursuant to the following agreements:

•	Registration Rights Agreement, dated August 8, 2001 (the “2001 Agreement”);

•	Registration Rights Agreement, dated September 27, 2002 (the “2002 Agreement”);

•	Registration Rights Agreement, dated June 27, 2003, (the “2003 Agreement,” together with the 2001 Agreement and the 2002 Agreement, the “Prior Agreements”);

•	Stock Purchase Agreement, dated September 28, 2004, pursuant to which certain registration rights were granted (the “2004 Stock Purchase Agreement”).

Certain parties to the 2004 Stock Purchase Agreement (the “2004 Investors”), and certain parties to the Prior Agreements (the “Prior Investors”) holding enough voting power to amend the 2004 Stock Purchase Agreement and the Prior Agreements, executed a Consent, Waiver, and Release Agreement, dated September 28, 2005, pursuant to which the 2004 Investors and the Prior Investors consented to the execution of the 2005 Stock Purchase Agreement and executed agreements to amend the 2004 Stock Purchase Agreement and the Prior Agreements (collectively, the “Amendments”). The Company agreed, among other things, to propose the Capitalization Amendment.

The Amendments effected, among other things, the following:

•	With respect to the 2004 Stock Purchase Agreement (i) tolled the liquidated damages accrued or accruing under the 2004 Stock Purchase Agreement through September 28, 2005, by reason of the failure of the Company to file and have declared effective by the Commission a registration statement covering the resale of the shares of common stock purchased pursuant to the 2004 Stock Purchase Agreement; (ii) amended provisions relating to rights of first refusal, issuances of equity securities and restrictions on indebtedness with respect to the entry into the agreements with Silicon Valley Bank (“SVB”), solely for purposes of effecting the transactions contemplated by the Stock Purchase Agreement; and (ii) in lieu of a portion of accrued liquidated damages under the 2004 Stock Purchase Agreement (the “Liquidated Damages”), the Company agreed to issue warrants to purchase an aggregate of 1,218,675 shares of its common stock (the “New Warrants”) to the 2004 Investors. Each New Warrant has a term of exercise expiring on September 28, 2010. The number of shares issuable upon exercise is subject to adjustment in the case of any stock dividend, stock split, combination, capital reorganization, reclassification or merger or consolidation. The New Warrants are exercisable at any time prior to the expiration date by delivering the warrant certificate to the Company, together with a completed election to exercise and payment of the exercise price, which is equal to $0.01 per share of common stock. The New Warrants contain a “net exercise” feature under which the Company does not receive any cash, but rather, the number of shares issued upon exercise is net of the number of shares withheld by the Company pursuant to a formula, with the result that if all holders of New Warrants elect to use the net exercise feature, the Company would issue an aggregate of 1,202,728 shares of common stock. Upon the filing of the certificate of amendment to effect the Capitalization Amendment, the New Warrants will be automatically exercised in a cashless exercise.

•	With respect to the Prior Agreements, amended the registration rights provisions of the Prior Agreements including, among other things, (i) releasing the Company from any liability and waiving in full, the application of the Prior Agreements with respect to the payment of Liquidated Damages and permanently, irrevocably and unconditionally waived in full, any right to the payment of the Liquidated Damages, whether accrued or accruing, under the Prior Agreements, and (ii) changing the time frame in which the Company is obligated to register the shares issued in the Prior Agreements to match the time frame for registering shares under the Stock Purchase Agreement.

Further, if (1) the Capitalization Amendment is not effective as of April 15, 2006, and (2) the 2005 Investors affiliated with M/C Venture Partners V, L.P. and its affiliates (collectively, “M/C Venture Partners”) and SSF have voted their shares of common stock in favor of the Capitalization Amendment, which they are obligated to do under the terms and conditions of the Voting Agreements, then the Liquidated Damages will be paid in cash by wire transfer of immediately available funds to each of the parties and upon payment thereof, and the New Warrants issued in satisfaction of the Liquidated Damages will expire unexercised.

Relationship Between the 2005 Investors, the 2004 Investors, and Certain Members of our Board of Directors.

John W. Watkins and Matthew J. Rubins are each general partners of M/C Venture Partners. Each of Messrs. Watkins and Rubins were elected to our board of directors, as designees of M/C Venture Partners, pursuant to the terms of the Stock Purchase Agreement. See “Board Structure,” above. M/C Venture Partners is a 2005 Investor, a 2004 Investor and the largest holder of our issued and outstanding common stock. M/C Venture Partners and its related entities purchased an aggregate of 4,610,926 shares of our common stock in the 2005 Equity Financing, representing approximately 40.7% of the total shares purchased in that transaction. In addition, they received New Warrants for the purchase of 886,053 shares of common stock. The New Warrants will be automatically exercised upon the filing of the Capitalization Amendment. M/C Venture Partners and its related entities purchased an aggregate of 17,565,431 shares of common stock in the 2004 Equity Financing, representing approximately 72.7% of the total shares purchased in that transaction.

Robert J. Majteles is the managing member of Treehouse Capital, LLC, an investment firm. Mr. Majteles and Treehouse Capital have entered into an agreement with SSF, an affiliate of Austin W. Marxe and David M. Greenhouse pursuant to which Treehouse Capital, through Mr. Majteles, provides management and financial advisory services for the funds on request. Pursuant to this agreement, the funds pay Treehouse Capital a retainer of $10,000 per month. If Mr. Majteles’ services are requested by the funds with respect to a particular portfolio investment, Treehouse Capital is entitled to 10% of the funds’ net gain or net loss on the investment during the term of the agreement, offset by fees that may be paid by the portfolio company to Treehouse Capital or Mr. Majteles directly and, except in some cases, the amount of the retainer paid to Treehouse Capital. Under that agreement, Mr. Majteles is required to act independently of the funds in discharging his fiduciary duties to stockholders of any company for which he serves as a member of the board of directors and also is obligated not to disclose to the funds or use for his own benefit any confidential information he obtains in connection with his service for a particular portfolio company. Mr. Majteles does not have or share voting or dispositive power over any securities held by the funds. Mr. Majteles has agreed to serve as a director of the Company pursuant to that agreement, and has been elected a director of the Company, as a designee of the former holders of our Series B Preferred

Stock (a majority of which was held by investment funds affiliated with Austin W. Marxe and David M. Greenhouse), pursuant to the terms of the stock purchase agreement. See “Board Structure,” above. In addition, Mr. Majteles is a member of Coral’s Momentum Fund Management Partners, LLC, the general partner of Coral’s Momentum Fund, Limited Partnership, a 2005 Investor and an affiliate director of Coral’s Momentum Fund, Limited Partnership. SSF was a 2004 Investor and a 2005 Investor, and Coral Momentum Fund, Limited Partnership participated as a 2005 Investor. Both of these entities hold in excess of five percent of our currently issued and outstanding common stock. SSF and its related entities purchased an aggregate of 3,293,600 shares of our common stock in the 2005 Equity Financing, representing approximately 29.1% of the total shares purchased in that transaction. In addition, they received New Warrants for the purchase of 212,520 shares of common stock. The New Warrants will be automatically exercised upon the filing of the Capitalization Amendment. SSF and its related entities purchased an aggregate of 4,213,068 shares of common stock in the 2004 Equity Financing, representing approximately 17.4% of the total shares purchased in that transaction. Coral’s Momentum Fund, Limited Partnership purchased 2,546,988 shares of common stock in the 2005 Equity Financing, representing approximately 22.5% of the total shares purchased in that transaction.

Steven C. Zahnow and R. Randy Stolworthy are each co-managers of the managing member of Pathfinder Ventures. Mr. Zahnow’s term as a director of the Company ceased in connection with the September 27, 2004 conversion of all outstanding shares of our Series C Preferred Stock into common stock. Mr. Stolworthy was elected a director of the Company, as a designee of the former holders of our Series C Preferred Stock (a majority of which was held by Pathfinder Ventures), pursuant to the terms of the 2004 Agreement. See “Board Structure,” above. Pathfinder Ventures and its affiliates were 2005 Investors and hold in excess of five percent of our issued and outstanding common stock. Pathfinder Ventures and its related entities purchased an aggregate of 878,272 shares of our common stock in the 2005 Equity Financing, representing approximately 7.8% of the total shares purchased in that transaction. In addition, they also received New Warrants for 73,142 shares of our common stock. The New Warrants will be automatically exercised upon the filing of the Capitalization Amendment. Pathfinder Ventures and its affiliates purchased an aggregate of 1,450,000 shares in the 2004 Equity Financing, representing approximately 6.0% of the total shares purchased in that transaction.

Acquisition of the Assets of Vertical Networks.

On September 28, 2004, the Company acquired substantially all of the assets, other than patents and patent rights, of Vertical Networks Inc. The Company has also received a patent license for the use of all of Vertical Network’s patents and patent applications other than its rights under specified patents that do not relate to the business we purchased. In addition, we assumed specific liabilities of Vertical Networks. The purchase price for Vertical Networks consisted of: $12.5 million in cash, paid at closing, with an additional $1.0 million held in escrow (the “Escrowed Amounts”) to secure indemnification obligations owing to the Company, $1.0 million in transaction costs, the assumption of most liabilities of Vertical Networks and an earnout provision of up to $5.5 million. The earnout obligation is equal to the first $5.5 million of non-refundable software license revenues collected by us from CVS Pharmacy, Inc. (“CVS”) in connection with a specific contract which provided CVS with software to be used in connection with, among other things, a rapid prescription refill project that CVS is implementing. The Company has accrued $0.75 million of the earn-out provision to date as the initial earn-out contingency was met by June 30, 2005. The balance of the potential earn-out is $4.75. Pursuant to the terms of the September 28, 2004 agreement, Vertical Networks changed its name to Consolidated Intellectual Property Holdings, Inc. (“CIPH”) after the transaction was completed. The Company presented CIPH with a claim against the Escrowed Amounts in the amount of approximately $589,566 which CIPH has disputed. We are currently in discussions with CIPH to resolve this matter. Scott Pickett, our Chief Technology Officer, is a former employee and current director of CIPH.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Auditors’ Fees

The following table summarizes the fees of KPMG LLP and Vitale Caturano & Company, our independent auditors, billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two fiscal years for other services:

Fee Category	2005	2004
Audit Fees(1)	$315,100	$177,100
Audit-Related Fees(2)	$181,450	$195,052
Tax Fees(3)	$20,000	$35,000
All Other Fees	—	—

Total Fees	$516,550	$407,152

(1)	Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees”. These services relate to employee benefit audits, internal control reviews, attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

None of the audit-related fees billed in 2005 or 2004 related to services provided under the de minimis exception to the audit committee pre-approval requirements.

(3)	Tax fees consist solely of fees for tax compliance, which relate to preparation of original and amended tax returns and claims for refunds.

None of the tax fees billed in 2005 or 2004 were provided under the de minimis exception to the audit committee pre-approval requirements.

Pre-Approval Policies and Procedures

The Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by the Company’s independent auditors. This policy generally provides that the Company will not engage its independent auditors to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.

From time to time, the Audit Committee may pre-approve specified types of services that are expected to be provided to the Company by its independent auditors during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount. All accounting work for the year ended June 30, 2005 was pre-approved by the audit committee in accordance with its stated pre-approval policies.

The Audit Committee has also delegated to the chairman of the Audit Committee the authority to approve any audit or non-audit services to be provided to the Company by its independent auditors. Any approval of services by a member of the Audit Committee pursuant to this delegated authority is reported on at the next meeting of the Audit Committee.

FORWARD-LOOKING STATEMENTS

This Amendment No. 1 to the Annual Report contains forward-looking statements. These statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “expect,” “intend,” “may,” “would,” “could,” “plan,” “seek,” “potential,” “continue,” or the negative of these terms or other comparable terminology. You should not place undue reliance on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, levels of activity, performance or achievements. Factors that may cause actual results to differ materially from current expectations, which we describe in more detail elsewhere in our Annual Report for fiscal year ended June 30, 2005, filed with the Commission on October 13, 2005, under the heading “Risk Factors,” include, but are not limited to:

•	failure to increase the sales of our historic products or the products we acquired as part of the Comdial acquisition;

•	the loss of any of our key customers;

•	failure to successfully integrate our business with that of Comdial Corporation;

•	the introduction of competitive products, including other software- or server-based phone systems;

•	slower than expected development of the software- or server-based phone system market or any event that causes software- or server-based phone systems to be less attractive to customers;

•	failure to timely file our reports under the Exchange Act;

•	failure to have adequate disclosure controls in place;

•	the finding by our independent registered public accounting firm that we have a material weakness in our internal controls over financial reporting;

•	possible delisting from the OTC Bulletin Board for failure to remain current in our Exchange Act reporting obligations;

•	continued lapses of internal controls;

•	continued inability to achieve profitability;

•	failure to protect our intellectual property;

•	deteriorating financial performance;

•	failure to achieve the anticipated benefits from its acquisitions of Comdial and Vertical Networks, including, without limitation, failing to obtain the desired benefits for the Company’s dealers and customers;

•	the assumptions about the future performance of the Comdial Assets may prove to be incorrect;

•	inability to achieve the desired synergies and economies of scale after the acquisition of the Comdial assets;

•	inability to become a significant player within the IP-PBX telephony market;

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of or are included in this Annual Report on Form 10-K/A:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTISOFT, INC.

By:	/s/ WILLIAM Y. TAUSCHER
William Y. Tauscher Chairman and Chief Executive Officer

Date: October 27, 2005

EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002