Form 10-Q
period 2005-09-30
ARTISOFT INC
filed 2005-11-16
CIK 877931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class of Common Stock	Shares Outstanding as of November 1, 2005
Common Stock, $0.01 par value per share	45,777,309

ARTISOFT, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1—FINANCIAL STATEMENTS

ARTISOFT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2005	June 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$4,738	$4,880
Trade receivables, net of allowances of $404 and $423 at September 2005 and June 2005, respectively	10,843	5,887
Other receivables	211	—
Inventories	6,369	1,686
Prepaid expenses	2,882	737
Deferred costs	3,002	2,738
Restricted cash	1,394	1,145

Total current assets	29,439	17,073

Property and equipment	7,184	6,115
Less accumulated depreciation and amortization	(4,419)	(4,663)

Net property and equipment	2,765	1,451

Goodwill	22,997	13,020
Intangible assets, net of accumulated amortization	7,730	3,648
Deferred costs – long term	6,451	7,243
Other assets	146	263

Total Assets	$69,528	$42,698

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,285	$4,134
Accrued liabilities	6,941	3,473
Deferred revenue	8,117	7,697
Customer deposits	176	176
Notes Payable	9,920	—

Total current liabilities	30,439	15,480
Deferred Revenue-long term	12,196	12,727
Deferred tax liability	341	257
Note payable – long term	1,633	—

Total liabilities	44,609	28,464

Shareholders’ equity:
Preferred stock, $1.00 par value per share. Authorized 11,433,600 shares;
Series A preferred stock. Authorized 50,000 shares; no shares issued or outstanding at September 30, 2005 and June 30, 2005	—	—
Series B preferred stock. Authorized 2,800,000 shares; no shares issued or outstanding at September 30, 2005 and June 30, 2005	—	—
Series C preferred stock. Authorized 2,627,002 shares; no shares issued or outstanding at September 30, 2005, and June 30, 2005	—	—
Common stock, $.01 par value per share. Authorized 50,000,000 shares; issued and outstanding 45,777,309 shares at September 30, 2005 and 36,612,765 at June 30, 2005	458	366
Accumulated other comprehensive income	2	4
Additional paid-in capital	87,849	151,842
Accumulated deficit	(62,773)	(59,411)
Deferred compensation		(8,243)
Deferred Toshiba equity cost	(617)	(644)
Less treasury stock, at cost, no shares of common stock at September 30, 2005 and 2,216,783 shares at June 30, 2005	—	(69,680)
Shareholders’ equity (deficit)	24,918	14,234

Total Liabilities and Shareholder’s Equity	$69,528	$42,698

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ARTISOFT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended September 30,
	2005	2004
Net product revenue	$9,887	$2,934
Cost of sales	3,646	365

Gross profit	6,241	2,569

Operating expenses:
Sales and marketing	3,670	1,798
Product development	2,610	873
General and administrative	1,909	1,302
Non-Cash Compensation (1)	1,168	—
Amortization of Intangible Assets	179	—

Total operating expenses	9,536	3,973

Loss from operations	(3,295)	(1,404)
Other income, net	17	3

Loss before provision for income taxes	(3,278)	(1,401)

Provision for income tax	84	5

Net Loss	(3,362)	(1,406)

Deemed dividend to series C preferred shareholders	—	(1,368)
Deemed dividend to series B preferred shareholders	—	(100)

Loss applicable to common shareholders	$(3,362)	$(2,874)

Loss applicable to common shareholders per share—basic and diluted	$(0.10)	$(0.61)
Weighted average common shares outstanding—basic and diluted	34,720	4,707
(1) The following summarizes the allocation of stock-based compensation from employee stock options:
Sales and marketing	$269	$—
Product development	$385	—
General and administrative	$514	—
Total	$1,168	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ARTISOFT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(3,362)	$(1,406)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	480	99
Amortization of deferred Toshiba equity costs	27	96
Stock based compensation expense	1,168	—
Deferred tax liability	80	—
Non-cash changes in accounts receivable	5	60
Changes in assets and liabilities, net of amounts acquired:
Trade receivables	(2,014)	(1,208)
Inventories	(143)	60
Prepaid expenses	205	223
Deferred costs	528	—
Other assets	(24)	(28)
Accounts payable	(63)	(668)
Accrued liabilities	(214)	222
Deferred revenue	(111)	122
Customer deposits	—	(3)

Net cash used in operating activities	(3,010)	(2,431)

Cash used for acquisitions net of cash acquired	(18,633)	(13,227)
Purchases of property and equipment	(251)	(62)
Restricted cash	(99)	(1,000)

Net cash used in investing activities	(18,983)	(14,289)

Cash flows from financing activities:
Proceeds from debt facilities	9,000	—
Proceeds from issuance of common stock, net of issue costs	12,853	21,229

Net cash provided by financing activities	21,853	21,229

Effect of foreign currency exchange rates	(2)	—
Net increase (decrease) in cash and cash equivalents	(142)	4,509
Cash and cash equivalents at beginning of period	4,880	2,747
Cash and cash equivalents at end of period	4,738	7,256
SUPPLEMENTAL CASH FLOW INFORMATION FROM FINANCING ACTIVITIES:
Non cash dividend to series B and C preferred shareholders	—	1,468
Cash paid for taxes	—	—
Cash paid for interest	—	—

On September 28, 2004 the Company acquired Vertical Networks, and on September 28, 2005 the Company acquired Comdial Corporation as follows (see Note 3)
Accounts Receivable	3,158	3,792
Inventory	4,540	1,308
Other current assets	2,248	315
Property and Equipment	1,285	395
Other assets	150	89
Intangible assets	4,300	4,300
Goodwill	9,170	13,020
Cash used in acquisitions, net of cash acquired	(18,613)	(13,227)

	6,238	9,992
Note payable to Comdial Corporation	(2,500)	—
Accrued direct acquisition costs	(617)	(7)

Liabilities assumed	3,121	9,985

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ARTISOFT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

Artisoft, Inc., currently doing business as Vertical Communications, Inc. (the “Company”, “we”, “our”, “us” or the “Registrant”), develops, markets and sell business phone systems; software, hardware and associated services. We sell our products through distributors, resellers and system integrators such as AT&T, Fujitsu, and IBM, and we engage in alliances with those parties and other technology vendors to assist us in selling and marketing our products. Most of our end user customers rely upon resellers or systems integrators to implement our products, and these resellers and systems integrators can significantly influence our customers’ purchasing decisions. We market and sell our products in the United States, Europe and Latin America. We also have distributor relationships in Africa, Asia, Australia and Middle East.

The unaudited condensed consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The balance sheet amounts at June 30, 2005 in this report were derived from our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005. In the opinion of management, the accompanying financial statements include all adjustments of a normal recurring nature, which are necessary for a fair presentation of the financial results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although we believe that the disclosures are adequate to make the information presented not misleading, we recommend that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 on file with the SEC. The results of operations for the three months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year or any other future periods.

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Areas where significant judgments are made include, but are not limited to, revenue recognition, as well as the accounting for our recent acquisition of the assets of Comdial Corporation discussed below. Actual results could differ materially from these estimates. The accounting policies applied are consistent with those disclosed in our Annual Report on Form 10-K as disclosed in Note 1.

Acquisition of Vertical Networks Inc.

On September 28, 2004, we completed the acquisition of substantially all of the assets, other than patents and patent rights, of Vertical Networks Inc. (“Vertical Networks”), pursuant to the terms of an asset purchase agreement entered into on September 23, 2004. Vertical Networks was a leading provider of distributed IP-PBX software and communications solutions to large enterprises. We also received a patent license for the use of all of Vertical Networks’ patents and patent applications other than Vertical Networks’ rights under specified patents that do not relate to the business we purchased. In addition, we assumed specific liabilities of Vertical Networks. The operational results of this acquisition have been included in all periods since September 28, 2004, the date that the acquisition was consummated.

Acquisition of Comdial Corporation Assets

On September 28, 2005, pursuant to approval of the United State Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), we, through our subsidiary Vertical Communications Acquisitions Corporation (“Acquisition Sub”) acquired certain assets and assumed certain liabilities of Comdial Corporation (“Comdial” and the “Comdial Acquisition”)

Comdial was a manufacturer and distributor of telephone systems targeted to small to midsize businesses, branch or regional offices of large organizations, national retailers, government agencies, and education campuses. The purchase price consisted of $18.5 million in cash plus a $2.5 million 8% secured subordinated promissory note which matures in one year (the “Comdial Note”). The Comdial Note is secured by all of our assets, and is junior in interest to any security interest granted with respect to any of our current or future indebtedness owed to Silicon Valley Bank (“SVB”), including, without limitation, amounts owing under the debt financing, up to $9 million plus principal amounts in connection with any existing cash secured credit extensions (including letters of credit and cash management services) in an amount not to exceed $0.5 million. The operational results of this acquisition have been included in all periods since September 28, 2005, the date that the Comdial Acquisition was consummated.

(2) SIGNIFICANT ACCOUNTING POLICIES

Stock-Based Compensation

On July 1, 2005, we adopted the provisions of FASB Statement No. 123 (revised 2004) Accounting for Stock-Based Compensation (“SFAS No. 123R”) and elected to use the modified prospective transition method. The modified prospective transition method requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption and requires that prior periods not be restated. Prior to the adoption of SFAS No. 123R, we used the intrinsic-value based method to account for stock options and made charges against earnings with respect to options granted.

Prior to July 1, 2005, the Company applied Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees in accounting for its stock incentive plan and accordingly, compensation cost was recognized for its stock options in the financial statements when the exercise price was below the fair market value. No stock-based compensation cost was recognized during the period ended September 30, 2004. Had the Company determined compensation cost in all periods based on the fair value at the grant date for its stock options under SFAS No. 123R, , the Company’s net loss and net loss per common equivalent share for the three months ended September 30, 2005, and 2004 would have been increased to the pro forma amounts indicated below (in thousands, except per share prices):

	Three Months Ended September 30,
	2005	2004
Reported net loss applicable to common stock	$(3,362)	$(2,874)
Stock based compensation expense determined under fair value method for all awards	(1,168)	(411)
Stock based compensation expense included in the reported net loss applicable to common stock	1,168	—
Pro forma net loss applicable to common stock	$(3,362)	$(3,285)
Reported loss per share applicable to common stock	$(0.10)	$(0.61)
Pro forma loss per share applicable to common stock	$(0.10)	$(0.70)

The adoption of SFAS No. 123R reduced income from operations and net income for the first quarter of fiscal 2006 by $1.2 million ($.03 per basic and diluted share). The adoption of this Statement had no effect on the Statement of Cash Flows for the three months ended September 30, 2005.

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

	Fiscal 2006	Fiscal 2005
Expected dividend yield	0%	0%
Volatility factor	115%	115%
Risk free interest rate	4.1%	3.45%
Expected life	6 Years	6 Years

Goodwill

The Company accounts for its goodwill in accordance with the provisions of FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This statement requires that goodwill be periodically tested for impairment, with impaired assets written down to fair value. As of September 1, 2005, the Company conducted its annual impairment test of goodwill by comparing fair value to the carrying amount of its underlying assets and liabilities. The Company determined that the fair value exceeded the carrying amount of the assets and liabilities, therefore no impairment existed as of the testing date.

(3) ACQUISITIONS AND RELATED FINANCINGS

Vertical Networks, Inc.

On September 28, 2004, we acquired substantially all of the assets, other than patents and patent rights, of Vertical Networks. Vertical Networks was a leading provider of distributed IP-PBX software and communications solutions to large enterprises. We also received a patent license for the use of all of Vertical Networks’ patents and patent applications other than Vertical Networks’ rights under specified patents that do not relate to the business we purchased. In addition, we assumed specific liabilities of Vertical Networks.

The purchase price for Vertical Networks consisted of: $12.5 million in cash, paid at closing, with an additional $1.0 million held in escrow to secure Vertical Networks’ indemnification obligations to us, $1.0 million in transaction costs, the assumption of most liabilities of Vertical

Networks and an earnout provision of up to $5.5 million. The earnout obligation is equal to the first $5.5 million of non-refundable software license revenues collected by us from CVS Pharmacy, Inc. (“CVS”) in connection with a specific contract which provided CVS with software to be used in connection with, among other things, a rapid prescription refill project that CVS is implementing. The $1.0 million held in escrow is not included in the total purchase price in the table below. We have paid $0.7 of the earn-out provision and accrued and additional $0.8 million of the earn-out provision to date as $1.6 million of the earn-out contingency was met by September 30, 2005, all of which is included in the purchase price table below. The balance of the potential earn-out, $3.9 million has been excluded. The $1.0 million held in escrow is presented on the Consolidated Balance Sheet as Restricted Cash.. The remaining contingent payments will be recorded as a component of the purchase price if and when the related contingencies are resolved.

The acquisition was financed with a portion of the proceeds from a common stock financing completed pursuant to a stock purchase agreement executed on September 28, 2004 (the “2004 Stock Purchase Agreement”) in two tranches on September 28, 2004 and October 1, 2004 (the “2004 Equity Financing”). We sold a total of 24,159,468 shares of our common stock at a per share purchase price of $1.1386 per share to several investors, including M/C Venture Partners V, L.P. and its affiliates (collectively “M/C Venture Partners”), for net proceeds of $25.8 million, net of issuance costs of $1.7 million, of which $1.3 million was cash-based and $0.4 million was in the form of a warrant. The warrant was to purchase 168,542 shares of common stock, has an exercise price of $2.85 per share, and expires 5 years from the date of issuance. The warrant was payment in lieu of cash for investment banking services performed during the 2004 Equity Financing. We recorded the fair value of the warrant, $0.4 million, as a reduction of the proceeds from the 2004 Equity Financing. We determined the fair value of the warrants using the Black-Scholes option pricing model with the following assumptions: no dividend yield; weighted average risk free rate of 3.45%; volatility of 115% and a contractual life of 5 years.

In connection with, or prior to the 2004 Equity Financing, the holders of all shares of our preferred stock converted those shares into common stock. Following the issuance and sale of common stock in the 2004 Equity Financing and the conversions of our preferred stock to common stock, as at September 30, 2005, M/C Venture Partners is the largest beneficial holder of our common stock, currently with a 48.5% beneficial ownership interest.

We agreed to register, under the Securities Act of 1933, as amended (the “Securities Act”), the shares issued and sold in the 2004 Equity Financing, for resale by the investors in this financing (the “2004 Investors”). We agreed to file with the SEC the registration statement with respect to this registration by November 12, 2004 and to use our best efforts to cause the registration statement to become effective on or before December 31, 2004. We have not yet filed the registration statement. Since the registration statement was not declared effective by the SEC prior to March 31, 2005, We were required to pay each 2004 Investor, monthly liquidated damages in an amount equal to 1% per month of the aggregate purchase price paid by each investor under the purchase agreement (not to exceed 9% of such purchase price, in the aggregate). Commencing in April, 2005, the fee resulting from each month of delay in achieving effective registration of the shares is $275,000 per month, and accordingly, we have recorded an expense and corresponding accrual of $1,375,000 through August 2005.

In lieu of a payment of the accrued liquidated damages under the 2004 Equity Financing, we issued warrants for the purchase of our common stock on September 28, 2005 to the 2004 Investors (the “New Warrants”). Each New Warrant has a term of exercise expiring on September 28, 2010. The number of shares issuable upon exercise is subject to adjustment in the case of any stock dividend, stock split, combination, capital reorganization, reclassification or merger or consolidation. The New Warrants are exercisable at any time prior to the expiration date by delivering the warrant certificate to us, together with a completed election to exercise and payment of the exercise price, which is equal to $0.01 per share of common stock. The New Warrants contain a “net exercise” feature under which we do not receive any cash, but rather, the number of shares issued upon exercise is net of the number of shares withheld by us pursuant to a formula, with the result that if all holders of New Warrants elect to use the net exercise feature, we would issue an aggregate of 1,202,728 shares of common stock. Upon the filing of the certificate of amendment to effect an amendment to our Certificate of Incorproation to increase the authorized number of our common stock to 250,000,000 shares, allowing us to issue shares to fulfill the exercise of the New Warrants (the “Capitalization Amendment”), the New Warrants will be automatically exercised in a cashless exercise. If the Capitalization Amendment is not completed by April 15, 2006 the holders of the New Warrants will be entitled to a cash settlement in the amount of $1,375,000 in lieu of warrants. In accordance with Emerging Issues Task Force Issue 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock we have recorded the New Warrants as an accrued liability at September 30, 2005.

We also made other customary agreements regarding this registration, including matters relating to indemnification; maintenance of the registration statement; payment of expenses; and compliance with state “blue sky” laws.

We also agreed to several negative covenants under the 2004 Stock Purchase Agreement. Our negative covenants relate to obligations not to, without the prior consent of M/C Venture Partners, enter into a transaction involving a change in control of our company; incur indebtedness in excess of $3.0 million; create any security with an equity component unless that security is junior to the common stock or, subject to specified exceptions, issue any equity securities; transfer our intellectual property; repurchase, redeem or pay dividends on any shares of capital stock (subject to limited exceptions); grant stock options that are not authorized by a vote of the board of directors or our compensation committee; liquidate or dissolve; change the size of our board of directors; amend our certificate of incorporation or bylaws; change the nature of our business; or alter the voting rights of shares of our capital stock in a disparate manner. We believe that we are in compliance with all covenants other than the registration covenant described above.

The following table represents the allocation of the purchase price for our acquisition of Vertical Networks over the fair value of the assets acquired and liabilities assumed at the date of acquisition. The fair value of the identified intangible assets and the deferred revenue below were obtained using third party valuations.

Values at September 30, 2005
(millions)
Cash	$0.3
Accounts receivable net	3.8
Inventory, net	1.3
Other current assets	0.3
Property and equipment	0.4
Other Assets	0.1
Intangible assets	4.3
Goodwill	13.8
Accounts payable	(4.8)
Accrued expenses	(2.3)
Other current liabilities	(0.3)
Deferred revenue	(2.6)

Net Assets Acquired	$14.3

The values of current assets and liabilities were based upon their historical costs in the hands of the seller, Vertical Networks, on the date of acquisition due to their short-term nature. Property and equipment was also estimated based upon its historical cost as there was no appreciated real estate and the historical costs of the office equipment, furniture and machinery closely approximated fair value. The estimated value of deferred revenue was based upon the guidance in EITF 01-03, Accounting in a Business Combination for Deferred Revenue of an Acquiree, and was calculated as the estimated cost for us to fulfill the contractual obligations acquired under various customer contracts plus a fair value profit margin. Of the seller’s recorded deferred revenue of $6.6 million, we determined that only $2.6 million met the standard set by EITF 01-03 as representing assumed legal obligations; the balance of the deferred revenue, representing mostly customer payments with no remaining obligations, was not recorded by us. The excess purchase price was allocated to goodwill based upon the following factors: the value acquired in the form of additional scale and economies of scale resulting from the size of the combined entity, and the value of the assembled workforce, especially the engineering and sales talent personnel who have continued as part of the acquired operation. The benefits of added scale and the economics resulting there from was a primary reason for the acquisition, along with the talents of the acquired personnel and the ability to leverage existing, owned technology over the acquired products.

The following pro forma unaudited condensed financial information gives effect to our acquisition of Vertical Networks as if it had occurred on July 1, of each period presented. The following information is based on historical results of our operations for the three months ended September 30, 2005 and 2004 and of Vertical Networks for the same historical period. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of the consolidated company that would have actually occurred had the acquisition of Vertical Networks been effected as of July 1, 2004.

	3 Months Ended September 30, 2004 (unaudited)
	Artisoft	Vertical Networks (a)	Pro Forma Adjustment	Pro Forma as Adjusted
Net product revenue	2,934	3,923	(449)	6,408
Net loss after income tax	(1,406)	(3,148)	(744)	(5,297)
Loss applicable to common stock	(1,406)	(3,148)	(744)	(6,765)
Loss applicable to common stock—Basic and Diluted	(0.61)			(1.44)

(a)	For the period prior to the acquisition.

The following adjustments have been reflected in the above pro forma condensed financial information to adjust Vertical Network’s historical reported revenues from the sale of telephone systems to the amount that would have been reported under our revenue recognition policy:

In 2002 and 2003, Vertical Networks entered into multiple element arrangements consisting of an extended warranty arrangement, software license agreements with rights for updates and upgrades on a when and if available basis and an agreement to specify pricing of uncommitted future telephone systems. Under Vertical Networks’ policy, the extended warranty and software license arrangements were recognized over the term of the arrangements. The telephone system pricing agreement was assessed for significant and incremental discounts and future telephone systems were recognized upon shipment if all other revenue recognition criteria of SAB 104 had been met.

(i) Under our revenue recognition policy, the software license agreement for the telephone systems’ core software that provides when and if available updates and upgrades (“extended software support arrangement”) and the telephone system sales are considered multiple element arrangements. The extended software support agreement would apply to all previous and future system sales. As Vertical Networks had not historically sold extended software support separately to other customers or on a renewal basis, sufficient vendor-specific objective evidence of fair value does not exist to allocate the arrangement fee to the systems and the extended software support arrangement. Accordingly, the fee for previous and future system sales considered to be part of a multiple element arrangement, or combined unit of accounting, with the extended software support arrangement is recognized ratably over the term of the extended software support arrangement along with the extended support fee and related costs of these sales. The pro forma adjustment reduces revenues and net income (loss) to the amount that would have been recognized under our policy in order to provide a better indication of what the results of operations would have been had the transaction occurred at the beginning of the period presented. For historical reporting purposes the deferred revenue and related deferred costs which are approximately $16.9 million and $9.6 million, for the year ended June 30, 2005 will be amortized over a period of up to sixteen quarters or four years.

(ii) Prior to the our acquisition of Vertical Networks, Vertical Networks had deferred revenue relating to certain software licenses, extended software support arrangements and an extended hardware warranty arrangement over the terms of the support arrangements. We evaluated its legal obligation that would have been assumed under these contracts if the acquisition had occurred on July 1, 2003 and estimated the fair value of this assumed liability. In arriving at the pro forma adjusted numbers above, the recorded value of the deferred revenue on July 1, 2003 was reduced by $5.4 million to reflect the fair value of the deferred revenue and the related amortization to revenue was similarly reduced by $0.2 million per quarter.

(iii) The value of intangible assets we acquired as part of the acquisition of Vertical Networks was based upon an independent valuation of those assets. Three amortizable intangible assets were identified: existing technology, existing customer contracts, and other anticipated revenue from existing customers. The total amortizable intangible assets value was determined to be $4.3 million, and each of the three elements of the intangible assets were determined to have a 5 year life. Accordingly, these intangible assets will be amortized over a 5 year period starting September 28, 2004. The pro-forma adjustment reflects this amortization over the periods presented.

(iv) An income tax expense has been recorded against earnings to reflect the tax benefit received from amortizing goodwill for income tax purposes over a 15 year life. All periods presented include this tax charge.

Comdial Corporation

On September 28, 2005, we completed the acquisition of the Comdial Assets from Comdial, pursuant to the terms of an asset purchase agreement entered into on September 1, 2005.

The assets acquired include all of Comdial’s intellectual property, fixed assets, equipment, inventories, accounts receivable, rights under contracts and leases, cash and other current assets.

In exchange for the acquired assets, we (i) delivered $14.5 million in cash, (ii) executed an 8% secured promissory note in the aggregate principal amount of $2.5 million to Comdial which matures on the first anniversary of the closing date, (iii) repaid $1.7 million of debtor-in-possession financing incurred to fund operations of Comdial prior to the closing, (iv) repaid an amended and restated note dated May 25, 2005, issued by Comdial to Dialcom Acquisition, LLC, in the principal amount of $1.9 million and (v) paid $0.4 million and assumed $0.2 million of Comdial’s remaining obligations under a key employee retention plan with Comdial’s employees, as approved by an order of the Bankruptcy Court. In addition, we incurred approximately $0.8 million in transaction costs related to the acquisition.

We also assumed certain liabilities of Comdial such as post petition ordinary course trade payables outstanding as of the acquisition date, certain employee related obligations, and certain customer related obligations and liabilities related to certain assumed executory contracts. In addition, we assumed pre-petition and post petition obligations under remaining unfulfilled purchase orders outstanding as of the closing date. The estimated amount of the liabilities we assumed as of September 28, 2005 was approximately $8.9 million, which includes $6.0 million in open purchase order obligations.

The following table represents the estimated allocation of the purchase price for our acquisition of Comdial over the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

Estimated Fair Values at September 28, 2005 (millions)
Cash	$0.2
Accounts Receivable, net	3.2
Inventory, net	4.5
Other Current Assets	2.2
Property and Equipment	1.3
Intangible assets	4.3
Goodwill	9.2
Accounts Payable	(0.2)
Accrued Expenses	(1.0)
Other Current Liabilities	(1.9)

Net assets acquired	$21.8

The estimated values of current assets and liabilities were based upon their historical costs on the date of acquisition due to their short-term nature. Inventory was valued at estimated selling prices less the sum of (i) the cost of disposal and (ii) a reasonable profit allowance for the selling effort. Property and equipment was also estimated based upon its historical cost as there was no appreciated real estate and the historical costs of the office equipment, furniture and machinery most closely approximated fair value. The fair value of the identified intangible assets was obtained using a third party valuation analysis. The excess purchase price was recorded to goodwill based upon the following factors: the value acquired in the form of additional scale and economies of scale resulting from the size of the combined entity, the value of the assembled workforce, especially the sales, engineering and operations personnel who have continued as part of the acquired business and the ability to leverage existing, owned technology over the acquired products.

The following are the identifiable intangible assets acquired and the respective periods over which the assets will be amortized on a straight-line basis:

	AMOUNT	LIFE
	(IN THOUSANDS)	(IN YEARS)
Trade names/Trademarks	$200	1
Customer relationships	$3,300	10
Existing technology	800	5

	$4,300

The preliminary amounts assigned to identifiable intangible assets acquired was based on their respective fair values determined as of the acquisition date, by a third party valuation analysis, using a discounted cash flow analysis and reverse royalty methodology. The valuation is preliminary and is subject to change. The excess of the purchase price over the tangible and identifiable intangible assets was recorded as goodwill and amounted to approximately $9.2 million. In accordance with current accounting standards, the goodwill is not being amortized and will be tested for impairment annually in the fourth quarter of our fiscal year, as required by SFAS No. 142 or more often if impairment indicators arise.

The following pro forma unaudited condensed financial information gives effect to our acquisition of Comdial as if it had occurred on July 1, of each period presented. The following information is based on historical results of our operations for the three months ended September 30, 2005 and 2004 and of Comdial for the same historical period. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of the consolidated company that would have actually occurred had the acquisition of Comdial been effected as of July 1 for each period presented. The unaudited pro forma combined financial data and related notes thereto should be read in conjunction with our Management’s Discussion and Analysis of Financial Condition and Results of Operations as previously filed on our Form 10-K for the year ended June 30, 2005 and the historical consolidated financial statements of Comdial as filed in our Form 8-K/A filed November 14, 2005.

	3 Months Ended September 30, 2005 (unaudited)				3 Months Ended September 30, 2004 (unaudited)
	Artisoft	Comdial Corporation (a)	Pro Forma Adjustments	Pro Forma as Adjusted	Artisoft	Comdial Corporaiton	Pro Forma Adjustment	Pro Forma as Adjusted
Net product revenue	9,899	8,969	—	18,868	2,934	11,913	—	14,847
Net loss after income tax	(3,362)	(2,806)	(336)	(6,504)	(1,406)	(632)	(348)	(2,386)
Loss applicable to common stock	(3,362)	(2,806)	(336)	(6,504)	(1,406)	(632)	(348)	(2,386)
Loss applicable to common stock—Basic and Diluted	(0.10)			(0.19)	(0.61)			(1.04)

(a)	For the period prior to the acquisition.

The pro forma adjustments include the amortization expense for the acquired identifiable intangible assets, of approximately $0.1 million per quarter, and the interest expense for the amounts borrowed to finance the acquisition of approximately $0.2 million.

(4) LIQUIDITY

We have incurred losses and negative cash flows from operations in every fiscal period since 1996 and have an accumulated deficit, including non-cash equity charges, of $62 million as of September 30, 2005. For the three months ended September 30, 2005 we incurred a net loss of approximately $3.3 million, which includes negative cash flows from operations of approximately $3.0 million. Our management expects that operating losses and negative cash flows will continue in the near future. We anticipate that, with available cash of $4.7 million at September 30, 2005, combined with increased revenues and cash-flows, we will meet our anticipated cash requirements during and through our fiscal 2006 year. We will also utilize available borrowing under a revolving line of credit which has been established to facilitate the Comdial Acquisition. Please see Note 7 “Debt” for details on this line of credit. We expect to increase our revenue and cash flows in the foreseeable future as the result of the acquisition of the Comdial Assets, including product lines and its resellers and distributors.

There can be no assurance that the available cash and increased revenues will be sufficient to meet our cash requirements. If we are unable to satisfy such cash requirements from these sources, our ability to continue as a going concern and to achieve our intended business objectives could be adversely affected. In such case, we could be required to adopt one or more alternatives, such as reducing or delaying marketing and promotional activities, reducing or delaying capital expenditures, developing restructuring plans to reduce discretionary costs deemed nonessential, and selling additional shares of our capital stock. Additionally, changes in circumstances could necessitate that we seek additional debt or equity capital. There can be no assurance that any such additional financing will be available when needed or on acceptable terms to allow us to successfully achieve our operating plan or fund future investment in our TeleVantage and InstantOffice product lines.

(5) PREFERRED STOCK

Prior to September 28, 2004, we had authorized 11,433,600 shares of preferred stock par value $1.00 per share, of which 5,427,002 shares had been issued as of June 30, 2004. On December 6, 1994, our board of directors authorized the designation and reservation of 50,000 shares of preferred stock as “Series A Participating Preferred Stock” subject to a Rights Agreement dated December 23, 1994. The reserved shares were to be automatically adjusted to reserve such number of shares as may be required in accordance with the provisions of the Series A Participating Preferred Stock and the Rights Agreement. The Rights Agreement was to expire in December 2004. In connection with the issuance of the Series B convertible preferred stock in 2001, our board of directors terminated the Rights Agreement effective December 31, 2001.

2001 Financing Series B Preferred Stock. In August and November 2001, we issued and sold an aggregate of 2,800,000 shares of our Series B convertible preferred stock to investors in a private placement at a per share price equal to $2.50. The investors also received warrants to purchase up to 466,666 shares of our common stock at an initial per share exercise price equal to $1.50 (the “2001 Warrants”). Gross proceeds from the financing were $7.0 million.

Each share of Series B preferred stock was initially convertible into one-sixth of a share of common stock, subject to adjustment. Under certain circumstances, we had the right to effect the automatic conversion of the series B preferred stock to common stock in the event the closing per share bid price of the common stock exceeds $30.00 for 30 consecutive trading days. Prior to the financing transaction of September 28, 2004 all shares of Series B preferred stock were converted to common stock.

The holders of the Series B preferred stock, as a class, were also initially entitled to elect two of our directors. In August 2002, the holders of our series B preferred stock exercised this right, in part, to elect Robert J. Majteles one of our directors.

The warrants will expire on September 30, 2006. The expiration date, the per share exercise price and the number of shares issue-able upon exercise of the 2001 Warrants were initially subject to adjustment in certain events. Following the 2004 Equity Financing, the per share exercise price of the 2001 Warrants is $1.1386, and the per share exercise price and the number of shares issue-able upon exercise of the 2001 Warrants are no longer subject to adjustment. The 2001 Warrants have a call provision that provides that if the closing per share bid price of the common stock exceeds $45.00 for 30 consecutive trading days and certain other conditions are met, we have the right to require the 2001 Warrant holders to exercise their warrants for common stock.

The closing of the issuance and sale of shares of common stock in our September 2002 financing, a private placement of restricted common stock, resulted in anti-dilution adjustments to the Series B preferred stock and the 2001 Warrants. As a result of these anti-dilution adjustments, each share of Series B preferred stock was convertible into approximately 2.38 shares of common stock. Prior to the issuance and sale of shares of common stock under this agreement each share of Series B preferred stock was convertible into one share of common stock. In addition, the per share exercise price of each 2001 Warrant was reduced from $3.75 to $1.05. These adjustments resulted in a significant increase in potential common shares outstanding. Prior to the 2004 Equity Financing, the remaining outstanding Series B preferred stock was converted into common stock at a rate of approximately 1.22 shares of common stock for each share of Series B preferred stock.

2003 Financing, Serices C Preferred Stock. In September 2003, we issued and sold an aggregate of 2,627,002 shares of Series C convertible preferred stock to investors in a private placement at a per share price equal to $1.50. The investors also received warrants to purchase up to 2,627,002 shares of our common stock at a per share exercise price equal to $1.88 (the “2003 Warrants”). Gross proceeds from the financing were $3.9 million.

The shares of Series C preferred stock were initially convertible into a like number of shares of common stock, subject to adjustment. Each share of Series C preferred stock generally received .8152 of a vote, subject to adjustment, when voting on matters presented for the approval of our stockholders. The holders of the Series C preferred stock, as a class, were also entitled to elect one of our directors. In September 2003, the holders of our Series C preferred stock exercised this right to elect Steven C. Zahnow as a director.

The holders of Series C preferred stock were entitled, before any distributions were made to the holders of common stock, to an amount equal to $1.50 per share, subject to adjustment. For purposes of this liquidation preference, the Series C preferred stock ranked on parity with the Series B preferred stock, which carried a similar liquidation preference in the amount of $2.50 per share.

The holders of the Series C preferred stock were entitled to receive dividends only when and if declared by our board of directors. Any such dividends were to be paid to the holders of the Series C preferred stock and Series B preferred stock prior to any distribution to holders of common stock, on a per share basis equal to the number of shares of common stock into which each share of preferred stock is then convertible.

The 2003 Warrants will expire on June 27, 2010. The expiration date, the per share exercise price and the number of shares issueable upon exercise of the 2003 Warrants were initially subject to adjustment in certain events. Following the September 2004 financing, the per share exercise price of the 2003 Warrants is $1.1386, and the per share exercise price and the number of shares issue-able upon exercise of the 2003 Warrants are no longer subject to adjustment. Prior to the 2004 Equity Financing, the remaining outstanding Series C preferred stock was converted into common stock at a rate of one share of common stock for each share of Series C preferred stock.

As a result of the sale of common stock in the 2004 Equity Financing, the exercise price of all of the 2001 and 2003 Warrants was reduced to $1.1386 per share pursuant to the terms of those warrants. Immediately prior to the sale of common stock under the 2004 Stock Purchase Agreement, the exercise price of the 2001 Warrants was $1.50 per share, and the exercise price of the 2003 Warrants was $1.88 per share. The reduction of the exercise price of these warrants resulted in the recording of a non-cash deemed dividend equal to approximately $1.5 million in the first quarter of fiscal 2005. Additionally, under a consent, amendment and waiver agreement, all warrants issued in the 2001 and 2003 financings were amended to delete the price protection provisions of those warrants. Therefore, as so amended, the per share exercise price of those warrants will no longer be subject to adjustment in the event of future sales of our securities, except for customary adjustments for stock splits, dividends, recapitalizations and other similar transactions.

(6) EQUITY

On September 28, 2004 and October 1, 2004. Artisoft sold a total of 24,159,468 shares of its common stock at a per share purchase price of $1.1386 to several investors, including M/C Venture Partners, under the terms of the 2004 Stock Purchase Agreement. In connection with, or prior to the financing, the holders of all shares of our preferred stock converted those shares into common stock.

On September 28, 2005 and September 30, 2005 we sold a total of 11,329,785 shares of common stock at a per share purchase price for the Issued Shares of $1.1386, under the terms of a stock purchase agreement closed on September 28, 2005 (the “2005 Stock Purchase Agreement”). Following the issuance and sale of common stock in the financing and the conversions of ours preferred stock to common stock, M/C Venture Partners is now the largest beneficial holder of our common stock, with a 48.7% beneficial ownership interest.

As a result of these and previous financings we entered into arrangements with certain parties to register shares of our common stock pursuant to the following agreements:

•	Registration Rights Agreement, dated August 8, 2001 (the “2001 Agreement”) related to the Series B preferred equity financing;

•	Registration Rights Agreement, dated September 27, 2002 (the “2002 Agreement”);

•	Registration Rights Agreement, dated June 27, 2003, (the “2003 Agreement,” together with the 2001 Agreement and the 2002 Agreement, the “Prior Agreements”) related to the Series C preferred equity financing; and

•	the 2004 Stock Purchase Agreement

The 2004 Investors and certain parties to the Prior Agreements (the “Prior Investors”) holding enough voting power to amend the 2004 Stock Purchase Agreement and the Prior Agreements, executed a consent, waiver, and release agreement, dated September 28, 2005, pursuant to which the 2004 Investors and the Prior Investors consented to the execution of the 2005 Stock Purchase Agreement (the “2005 Stock Purchase Agreement”) and executed agreements to amend the 2004 Stock Purchase Agreement and the Prior Agreements (collectively, the “Amendments”). We agreed, among other things, to propose the Capitalization Amendment. The Amendments effected, among other things, the following:

•	With respect to the 2004 Stock Purchase Agreement (i) tolled the liquidated damages accrued or accruing under the 2004 Stock Purchase Agreement through September 28, 2005 by reason of our failure to file and have declared effective by the SEC a registration statement covering the resale of the shares of our common stock purchased pursuant to the 2004 Stock Purchase Agreement (the “Liquidated Damages”); (ii) amended provisions relating to rights of first refusal, issuances of equity securities and restrictions on indebtedness with respect to the entry into the agreements with SVB, solely for purposes of effecting the transactions contemplated by the 2005 Stock Purchase Agreement; (iii) changing the time frame in which we are obligated to register the shares issued in the 2004 Agreements to match the time frame for registering shares under the 2005 Stock Purchase Agreement; and (iv) in lieu of the cash payment of the Liquidated Damages, we agreed to issue the New Warrants to the 2004 Investors.

•	With respect to the Prior Agreements, amended the registration rights provisions of the Prior Agreements including, among other things, (i) releasing us from any liability and waiving in full, the application of the Prior Agreements with respect to the payment of liquidated damages and permanently, irrevocably and unconditionally waived in full, any right to the payment of the liquidated damages, whether accrued or accruing, under the Prior Agreements, and (ii) changed the time frame in which we are obligated to register the shares issued in the Prior Agreements to match the time frame for registering shares under the 2005 Stock Purchase Agreement.

Further, if (1) the Capitalization Amendment is not effective as of April 15, 2006, and (2) M/C Venture Partners and Special Situations Fund and its affiliates (collectively “SSF”) have voted their shares of common stock in favor of the Capitalization Amendment, which they are obligated to do under the terms and conditions of voting agreements each of M/C Venture Partners and SSF entered into with us (the “Voting Agreements”), then the Liquidated Damages will be paid in cash by wire transfer of immediately available funds to each of the parties and upon payment thereof, and the New Warrants issued in satisfaction of the Liquidated Damages will expire unexercised. If the Capitalization Amendment is not completed by April 15, 2006 the holders of the New Warrants will be entitled to a cash settlement in the amounts of $1,375,000 in lieu of warrants.

(7) DEBT

The Company financed a portion of the purchase price for the Comdial Assets (the “2005 Debt Financing”) by entering into a loan agreement with SVB on September 28, 2005 (the “SVB Loan Agreement”). The SVB Loan Agreement terms provide the Company with a revolving line of credit in an amount not to exceed $7,000,000 (the “Revolving Loan”), as well as a $2,000,000 term loan (the “Term Loan”). The Company will make monthly payments of all outstanding and accrued interest on the Revolving Loan beginning on September 30, 2005. The Revolving Loan matures and the principal balance thereof is payable in full, on September 27, 2006. The Term Loan is payable in monthly principle installments of $133,333.33 plus interest, due beginning July 31, 2006 through and until the maturity date of September 26, 2007. Borrowing availability under the Revolving Loan is based on the amount of the Company’s and Acquisition Sub’s accounts receivable.

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

On September 28, 2005 (the “Closing Date”) we also executed a secured promissory note in the aggregate principal amount of $2,500,000. The Comdial Note bears interest at the rate of 8% per annum and matures on the first anniversary of the Closing Date. The Comdial Note is secured by all our assets, and is junior in interest to any security interest granted with respect to any current or future indebtedness of the Company owed to SVB, including, without limitation, amounts owing under the 2005 Debt Financing, up to $9,000,000 plus principal amounts in connection with any existing cash secured credit extensions (including letters of credit and cash management services) in an amount not to exceed $500,000.

(8) GUARANTEES

We are subject to lawsuits and other claims arising in the ordinary course of our operations. In the opinion of management, based on consultation with legal counsel, the effect of such matters will not have a material adverse effect on our financial position or results of operations.

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

We warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer for 90 days. We warrant that our maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. Additionally, we warrant that our hardware products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the products to the customer for one year, with the exception of shipments to one customer which was offered warranties that expire sixteen months after the date of shipment, and there is an extended warranty agreements with other customers that allows those customers to submit warranty claims after the initial one-year period. We have no liabilities recorded for these agreements since any warranty claims will be expensed as they occur to match the associated deferred revenue amortization. We provide for the estimated cost of hardware product warranties based on specific warranty claims and claim history. If necessary, we would provide for the estimated cost of the software and services warranties based on specific warranty claims and claim history, however, we have never incurred any significant expenses under our product or service warranties.

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

	Three Months Ended September 30,
	2005	2004
Antidilutive potential common shares excluded from net loss per share (thousands)	9,752	8,849

(10) INVENTORIES

Inventories at September 30, 2005 and June 30, 2005 consist of the following (in thousands):

	September 30, 2005	June 30, 2005
Raw Materials	$346	$156
Finished Goods	$6,023	$1,530

	$6,369	$1,686

The Comdial Acquisition is the primary reason for the substantial increase in inventory, having added $4.5 million in inventory as of September 30, 2005.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including, without limitation, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements. These statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “expect,” “intend,” “may,” “would,” “could,” “plan,” “seek,” “potential,” “continue,” or the negative of these terms or other comparable terminology. You should not place undue reliance on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, levels of activity, performance or achievements. Factors that may cause actual results to differ materially from current expectations, which we describe in more detail elsewhere in this Quarterly Report on Form 10-Q under the heading “Risk Factors,” include, but are not limited to:

•	failure to increase the sales of our products;

•	the loss of any of our key customers;

•	failure to successfully integrate the Comdial Assets into our business;

•	the introduction of competitive products, including other software- or server-based phone systems;

•	slower than expected development of the software- or server-based phone system market or any event that causes software- or server-based phone systems to be less attractive to customers;

•	continued failure to timely file our reports under the Exchange Act;

•	continued failure to have adequate disclosure controls in place;

•	continued lapses of internal controls;

•	the finding by our independent registered public accounting firm that we have a material weakness in our internal controls over financial reporting;

•	possible delisting from the OTC Bulletin Board for failure to remain current in our Exchange Act reporting obligations;

•	continued inability to achieve profitability;

•	failure to protect our intellectual property;

•	deteriorating financial performance;

•	failure to achieve the anticipated benefits from our acquisitions of Comdial and Vertical Networks, including, without limitation, failing to obtain the desired benefits for the Company’s dealers and customers;

•	failure to retain our rights to certain patents that we acquired through a license agreement resulting from the Vertical Networks Acquisition

•	the assumptions about the future performance of the Comdial Assets may prove to be incorrect;

•	the inability to achieve the desired synergies and economies of scale after the acquisition of the Comdial Assets;

•	the inability to become a significant player within the IP-PBX telephony market;

•	the risk that the Company may be unable to meet its future obligations resulting from the acquisition of the Comdial Assets including but not limited to its obligations to meet its financial covenants under the SVB Loan Agreement or meet its deadlines to register the shares of its Common Stock issued in the 2005 Equity Financing; and

•	the loss of any of its key dealers or customers or Comdial’s key dealers or customers.

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

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the SEC. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Areas where significant judgments are made include, but are not limited to revenue recognition and values attributed to the assets and liabilities acquired pertaining to the Comdial Acquisition. The estimated values of current assets and liabilities and property and equipment were based upon their historical costs in the hands of the seller on the date of acquisition due to their short-term nature. This amount may be adjusted subsequently when we complete our assessment of the property and equipment that will be utilized in the combined operations and those that will be disposed.

Actual results could differ materially from any one or all of these estimates discussed above. For a more detailed explanation of the judgments made in these areas, please refer to our annual report on Form 10-K for the year ended June 30, 2005, as filed with the Securities and Exchange Commission on October 13, 2005.

Summary

The following is a summary of the areas that management believes are important in understanding the results of the fiscal first quarter ended September 30, 2005. This summary is not a substitute for the detail provided in the following pages or for the consolidated financial statements and notes that appear elsewhere in this document.

Prior to the Comdial Acquisition on September 28, 2005, we had two families of products, TeleVantage, a shrink-wrap software-based phone system that runs on a Windows server platform and Intel communications hardware, and InstantOffice an advanced phone system that runs on a Windows server platform and proprietary hardware. TeleVantage has an optional Call Center module, and add-ons, such as TeleVantage Conference Manager. All modules are fully integrated and represent shrink-wrap software. InstantOffice also supports software applications such as custom IVR applications, and telecommunications network management applications including MultiSite Manager and MultiSite Reporter which facilitate remote management of large networks of InstantOffice installations.

For the quarter ended September 30, 2005, we had total net revenue of approximately $9.9 million compared to total net revenue for the same period in fiscal year 2004 of approximately $2.9 million. The increase of approximately $7 million in revenue from year to year is attributable to an increase of InstantOffice product revenue of $6.2 million. This increase is largely the result of a full quarter of sales during the quarter ended September 2005. Since the acquisition of Vertical Networks was completed on September 28, 2004, our results also include revenue and expenses for the three days September 28 through September 30, 2004 related to Vertical Networks. The three days activity contributed approximately $.5 million in net revenue related to InstantOffice. The results for the quarter ended September 2005 also reflect three days of revenue and expenses related to the operations of Comdial Corporation acquired September 28, 2005. The three days activity contributed approximately $.4 million in net revenue related to Comdial products. We expect revenues to increase in the quarter ending December 31, 2005 and in the fiscal year ending June 30, 2006 as a result of the Comdial Acquisition.

Gross margins for the quarter ended September 30, 2005 decreased to 63.1%, compared to 87.6% in the same period in the prior fiscal year. This decrease was primarily the result of the cost of hardware included in the net revenue related to the InstantOffice product line. The TeleVantage net revenues during the period had an average gross margin of 97% while the InstantOffice products sold during the quarter had an average gross margin of 54.2%. The cost of goods for InstantOffice products includes several elements of telecommunication hardware, both of our own design and the design of third parties, which is all manufactured by third parties. We expect over time, to decrease our sales of these hardware products and believe this will contribute to an increase in our gross margins.

Operating expenses for the quarter ended September 30, 2005 increased approximately 142.1%, compared to the same period in the prior fiscal year. The increase was largely the result of the addition of the acquired operations of Vertical Networks, combined with non-cash compensation expenses of $1.1 million resulting from the implementation of SFAS No. 123R, $0.6 million of liquidated damages penalties resulting from the failure to fulfill registration rights obligations arising from the September 2004 financing associated with the Vertical Networks acquisition, and $0.2 million in amortization of intangibles resulting from the Vertical Networks acquisition.

Sales and marketing expenses increased by 108.8% due to costs associated with an increase in personnel in the sales and marketing organization resulting from the acquisition of Vertical Networks sales operations, an increase of 21 personnel and associated expenses.

Expenses in product development increased by 199.0% during the quarter ended September 30, 2005 compared to the same period in the prior fiscal year. This increase reflects an increase in expenses due to increased activity in TeleVantage product development, and additional development costs resulting from the acquisition of Vertical Networks’ product development operations, which added 36 personnel and associated expenses.

General and administrative expenses increased approximately 46.6% compared to the same period in the prior fiscal year. This increase reflects approximately $.6 million in liquidated damages costs relating to the failure to fulfill registration rights obligations guaranteed in the stock purchase agreement for the financing associated with the September 2004 acquisition of Vertical Networks. On September 28, 2005 we entered into an agreement to settle these damages, and no additional accrual for liquidated damages costs relating to the aforementioned registration rights is anticipated. A decrease in severance costs of $0.5 million which resulted from the severance of our former CEO and President in 2004 was offset by the addition of Vertical Networks general and administrative operations, which added 10 personnel, and a significant new location in California with its associated overhead costs.

We expect operating expenses in all areas to increase significantly in the second quarter of fiscal year 2006. We also expect operating expenses to increase for the balance of fiscal year 2006. These expected increases are solely as a result of the acquisition of Comdial Corporation operations and the impact of a full period of those expenses when compared to only three days of expenses resulting from the acquisition during the period ended September 30, 2005. However, we believe that we will be able to reduce some of these additional operating expenses over time as redundant operations are eliminated and overhead cost elements are reduced. Excluding the acquired operations of Comdial we expect our operating expenses in all areas to decrease.

The Comdial Acquisition

The Acquisition. On September 28, 2005, pursuant to Bankruptcy Court approval, we acquired certain assets and assumed certain liabilities of Comdial. Comdial was a manufacturer and distributor of telephone systems targeted to small to midsize businesses, branch or regional offices of large organizations, national retailers, government agencies, and education campuses. The purchase price consisted of $18.5 million in cash plus a $2.5 million 8% secured promissory note which matures in one year (the “Comdial Note”). This price included the assumption of the debtor in possession financing and an existing note from secured creditors, along with the settlement of certain obligations under Comdial’s key employee retention plan. We also assumed liabilities totaling $3.1 miilion including certain payables and accrued liabilities. The Comdial Note is secured by all of our assets, and is junior in interest to any security interest granted with respect to any of our current or future indebtedness owed to Silicon Valley Bank, including, without limitation, amounts owing under the a debt financing, up to $9 million plus principal amounts in connection with any existing cash secured credit extensions (including letters of credit and cash management services) in an amount not to exceed $0.5 million. The operational results of this acquisition have been included in all periods since September 28, 2005, the date that the acquisition was consummated.

The Comdial Note and Security Agreement. In connection with the closing of the Comdial acquisition, we executed the Comdial Note on the September 28, 2005, the same date that the 2005 Equity Financing was consummated (referred to as the “Closing Date”). The Comdial Note is in the original principal amount of $2,500,000 and bears interest at the rate of 8% per annum maturing on the first anniversary of the Closing Date. The Comdial Note is secured by all our assets and Vertical Communications Acquisition Corporation, and is junior in interest to the security interest granted with respect to any of our current or future indebtedness or Vertical Communications Acquisition Corporation owed to Silicon Valley Bank, including, without limitation, amounts owing under the 2005 Debt Financing, up to $9,000,000 plus principal amounts in connection with any existing cash secured credit extensions (including letters of credit and cash management services) in an amount not to exceed $500,000.

In connection with the Comdial Note, on the Closing Date, the Comdial bankruptcy estate entered into a security agreement (the “Security Agreement”) with us and Vertical Communications Acquisition Corporation, a wholly owned subsidiary of Artisoft, Inc., wherein we and Vertical Communications Acquisition Corporation granted a security interest to the estate in all of our assets and those of Vertical Communications Acquisition Corporation, including the Comdial assets. In connection with the Security Agreement, the Comdial bankruptcy estate also entered into a Subordination Agreement with Silicon Valley Bank, pursuant to which the estate agreed to subordinate our obligations and those of Vertical Communications Acquisition Corporation under the Comdial Note, and its security interest under the Security Agreement, to the current and future obligations of us and Vertical Communications Acquisition Corporation to Silicon Valley Bank, including, without limitation, amounts owing under the 2005 Debt Financing, up to $9,000,000 plus principal amounts in connection with any existing cash secured credit extensions (including letters of credit and cash management services) in an amount not to exceed $500,000.

The 2005 Equity Financing. Under the 2005 Stock Purchase Agreement, we received a total of $12.9 million from the 2005 Investors in exchange for the issuance of 11,329,785 shares of common stock (the “Issued Shares”). The per share purchase price for the Issued Shares was $1.1386. Certain of our directors are designees of entities who participated in the 2005 Equity Financing as investors (the “2005 Investors”). Therefore, our board of directors formed a special committee of directors (the “Special Committee”) to negotiate and finalize the terms of the 2005 Equity Financing. Among other things, the Special Committee (1) negotiated the terms of the agreements related to the 2005 Equity Financing, (2) engaged a financial consultant to provide an estimate of the indicated fair value of our company’s post acquisition equity, (3) approved the sale of shares of common stock to the 2005 Investors and (4) authorized and directed our officers to place the Capitalization Amendment on our proxy statement for our 2005 annual meeting (the “Annual Meeting”).

Our Obligation to Register Shares. Pursuant to the 2005 Stock Purchase Agreement, we agreed to register the Issued Shares for resale by the 2005 Investors under the Securities Act. We agreed to file with the Commission a registration statement (the “Registration Statement”) with respect to the Issued Shares no later than December 12, 2005, and to use our best efforts to cause the Registration Statement to become effective on or before the date that is the earlier of (1) in the event of no review by the Commission, within five days of being informed by the Commission that the Commission has decided not to review the Registration Statement, but in no event later than 30 days after the Filing Date, (2) in the event of a review by the Commission, within five days of being informed by the Commission that the Commission has no further comments on such Registration Statement, but in no event later than 90 days after the Filing Date (the earlier of (1) and (2), the “Required Effective Date”). We will be liable for liquidated damages to each 2005 Investor under the following circumstances:

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

In the event of a Registration Default, we will pay as liquidated damages to the 2005 Investors, for each 30-day period of a Registration Default, an amount in cash equal to 1% of the aggregate purchase price paid by the 2005 Investor pursuant to the 2005 Stock Purchase Agreement; provided that in no event will the aggregate amount of cash to be paid as liquidated damages exceed 9% of the aggregate purchase price paid by such 2005 Investor. We will pay the liquidated damages as follows:

•	in connection with a Filing Default, on the business day following the Filing Default, and each 30th day thereafter, until the Registration Statement has been filed with the Commission;

•	in connection with an Effectiveness Default, on the business day following the Effectiveness Deadline, and each 30th day thereafter until the Registration Statement is declared effective by the Commission; or

•	in connection with a Suspension Default, on either (a) the 31st consecutive day of any Suspension or (b) the 61st day (in the aggregate) of any Suspensions in any 12-month period, and each 30th day thereafter until the Suspension is terminated in accordance with the 2005 Stock Purchase Agreement.

All periods described above will be tolled during delays directly caused by the action or inaction of any 2005 Investor, and we will have no liability to any 2005 Investor in respect of any such delay. The liquidated damages payable under the 2005 Stock Purchase Agreement will apply on a pro rata basis for any portion of a 30-day period of a Registration Default.

Our Obligation to Hold a Meeting. We agreed to hold the Annual Meeting on or before April 15, 2006, for, among other purposes, considering the approval of an amendment to our certificate of incorporation to effect, among other things, the elimination of all authorized shares of our Series B preferred stock, par value $1.00 per share, and our Series C preferred stock, par value $1.00 per share (the “Preferred Stock Amendment”), and the Capitalization Amendment.

The Voting Agreements. In connection with the 2005 Stock Purchase Agreement, we and the 2005 Investors entered into the Voting Agreements, pursuant to which the 2005 Investors agreed to vote all of their shares of common stock in favor of the Capitalization Amendment.

Affirmative Covenants Under the 2005 Stock Purchase Agreement. We made certain affirmative and negative covenants under the 2005 Stock Purchase Agreement. Our affirmative covenants include obligations related to (1) providing the 2005 Investors with a right of first refusal on our future issuances of securities; (2) seeking a listing of our common stock on the NASDAQ National Market, NASDAQ SmallCap Marketplace or the American Stock Exchange at such time that we are so eligible; (3) using the proceeds from the 2005 Equity Financing for our acquisition of the Comdial assets; (4) maintaining specified insurance coverage; (5) indemnifying and reimbursing the expenses of directors; (6) removing the legends on the certificates representing the Issued Shares; (7) providing information required by Rule 144 under the Securities Act; (8) amending our certificate of incorporation to the extent necessary to reflect the transactions contemplated by the 2005 Stock Purchase Agreement; (9) fixing the board of directors at seven and nominating directors in accordance with the terms of the 2005 Stock Purchase Agreement; (10) holding an annual meeting of our stockholders on or before April 15, 2006; and (11) altering the vesting schedules for employee stock option grants.

Negative Covenants Under the 2005 Stock Purchase Agreement. Our negative covenants relate to obligations not to, without the prior consent of M/C Venture Partners, (1) enter into a transaction involving a change in control; (2) incur indebtedness in excess of $3.0 million, subject to specified exceptions; (3) create any security with an equity component unless that security is junior to the common stock; (4) issue any equity securities; (5) transfer our intellectual property; (6) repurchase, redeem or pay dividends on any shares of capital stock (subject to limited exceptions); (7) grant stock options that are not authorized by a vote of our board of directors or its compensation committee; (8) liquidate or dissolve; (9) change the size of our board of directors; (10) amend our certificate of incorporation or bylaws, other than to effect the Capitalization Amendment and the Preferred Stock Amendment; (11) change the nature of our business; (12) alter the voting rights of shares of our capital stock in a disparate manner; or (13) take any action which would cause an adjustment to the exercise price or number of shares to be delivered under Section 8 of the New Warrants, as defined below.

Our Board of Directors. As of November 11, 2005, our board of directors consists of (1) our chief executive officer serving as a Class II director (currently William Y. Tauscher); (2) one member serving as a Class II director designated by the written consent of the majority-in-interest of the shares of common stock held by the investors (including the affiliated assignees of such investors, the “Series B Investors”) that are parties to the Series B Purchase Agreement, dated as of August 8, 2001, that were acquired upon the conversion of the shares of Series B preferred stock held by them, pursuant to the terms of a Consent, Waiver and Amendment Agreement, dated September 25, 2004 (the “2004 Consent”), acting as a single class (currently Robert J. Majteles); (3) one member serving as a Class II director designated by the written consent of the majority-in-interest of the shares of common stock held by the investors (including the affiliated assignees of such investors, the “Series C Investors”), that are parties to the Series C Purchase Agreement, dated as of June 27, 2003, as amended, that were acquired upon the conversion of the shares of Series C preferred stock held by them, pursuant to the terms of the 2004 Consent, acting as a single class (currently R. Randy Stolworthy); (4) two members serving as Class III directors designated in writing by M/C Venture Partners (currently John P. Ward and Matthew J. Rubins); and (5) two non-executive members serving as Class I directors designated by the mutual agreement of M/C Venture Partners and our board of directors (reflected by approval of the board of directors (or its nominating or corporate governance committee) of a written designation by M/C Venture Partners), provided that each such non-executive member has relevant industry (each, an “Industry Director”) (currently Michael P. Downey and Francis E. Girard).

After March 28, 2006, the members of our board of directors shall consist of (and we agree to nominate for election) (1) our the chief executive officer who will serve as a Class II director, (2) one member who will serve as a Class II director designated by the written consent of (a) Special Situations Fund, (“SSF”), so long as SSF and its affiliates continue to beneficially own at least 50% of the shares of common stock acquired by SSF and its affiliates upon the conversion of the shares of Series B preferred stock held by them, pursuant to the terms of the 2004 Consent or (b) in the event that SSF is not entitled to appoint a director pursuant to clause (a), the majority-in-interest of the shares of common stock held by the Series B and Series C Investors that were acquired by them upon the conversion, pursuant to the terms of the 2004 consent, of the shares of Series B preferred stock and Series C preferred stock held by them, acting as a single class, (3) two members who will serve as Class III directors designated in writing by M/C Venture Partners and (4) three industry directors who will serve as Class I directors designated by the mutual agreement of M/C Venture Partners and our board of directors.

Amendments of the 2004 Stock Purchase Agreement and Prior Agreements.

The 2004 Investors and prior investors holding enough voting power to amend the 2004 Stock Purchase Agreement and the Prior Agreements, executed a Consent, Waiver, and Release Agreement, dated September 28, 2005, pursuant to which the 2004 Investors and the Prior Investors consented to the execution of the 2005 Stock Purchase Agreement and executed agreements to amend the 2004 Stock Purchase Agreement and the Prior Agreements (collectively, the “Amendments”). We agreed, among other things, to propose the Capitalization Amendment. The Amendments effected, among other things, the following

•	With respect to the 2004 Stock Purchase Agreement (i) tolled the Liquidated Damages; (ii) amended provisions relating to rights of first refusal, issuances of equity securities and restrictions on indebtedness with respect to the entry into the agreements with Silicon Valley Bank, solely for purposes of effecting the transactions contemplated by the 2005 Stock Purchase Agreement; (iii) changing the time frame in which we are obligated to register the shares issued in the 2004 Agreements to match the time frame for registering shares under the 2005 Stock Purchase Agreement; and (iv) in lieu of the cash payment of the Liquidated Damages, we agreed to issue the New Warrants to the 2004 Investors.

•	With respect to the Prior Agreements, amended the registration rights provisions of the Prior Agreements including, among other things, (i) releasing us from any liability and waiving in full, the application of the Prior Agreements with respect to the payment of liquidated damages and permanently, irrevocably and unconditionally waived in full, any right to the payment of the liquidated damages, whether accrued or accruing, under the Prior Agreements, and (ii) changing the time frame in which we are obligated to register the shares issued in the Prior Agreements to match the time frame for registering shares under the 2005 Stock Purchase Agreement.

Further, if (1) the Capitalization Amendment is not effective as of April 15, 2006, and (2) the 2005 Investors affiliated with M/C Venture Partners and SSF have voted their shares of common stock in favor of the Capitalization Amendment, which they are obligated to do under the terms and conditions of the Voting Agreement, then the Liquidated Damages will be paid in cash by wire transfer of immediately available funds to each of the parties and upon payment thereof, and the New Warrants issued in satisfaction of the Liquidated Damages will expire unexercised. If the Capitalization Amendment is not completed by April 15, 2006 the holders of the New Warrants will be entitled to a cash settlement in the amounts of $1,375,000 in lieu of warrants.

The 2005 Debt Financing. We entered into the SVB Loan Agreement with Silicon Valley Bank on September 28, 2005. The SVB Loan Agreement terms provide us with a revolving line of credit in an amount not to exceed $7,000,000 (the “Revolving Loan”), as well as a $2,000,000 term loan (the “Term Loan”). We will make monthly payments of all outstanding and accrued interest on the Revolving Loan beginning on October 31, 2005. The Revolving Loan matures and the principal balance thereof is payable in full, on September 27, 2006. The Term Loan is payable in monthly principle installments of $133,333.33 plus interest, due beginning July 31, 2006 through and until the maturity date of September 26, 2007. Borrowing availability under the Revolving Loan is based on the amount of the accounts receivable held by us and our acquisition subsidiary. Our obligations under the SVB Loan Agreement are secured by all of our assets and the assets of Vertical Communications Acquisition Corporation, including the Comdial Assets. These include accounts receivable, inventory, equipment, intellectual property, all claims, credit balances, proceeds (including proceeds of any insurance policies, proceeds of proceeds and claims against third parties), and all products, books and records related to such assets.

For both the Term Loan and the Revolving Loan, interest shall accrue at a rate per annum equal to the “Prime Rate” in effect from time to time, plus 1.50% per annum. However during the period beginning on September 28, 2005 and continuing until September 30, 2006, interest under the Term Loan interest shall accrue a rate per annum equal to the “Prime Rate” in effect from time to time plus 2.00% per annum. Thereafter, interest shall accrue on the Term Loan at a rate equal to the “Prime Rate” in effect from time to time, plus (a) 2.00% per annum if our previous quarter’s Fixed Charge Coverage Ratio (“FCCR”) is less than or equal to 2.00 to 1.00, or (b) 1.50% per annum if our previous quarter’s FCCR is greater than or equal to 2.00 to 1.00, each as determined by Silicon Valley Bank in accordance with generally accepted accounting principles. Pricing adjustments shall be effective no later than three business days after Silicon Valley Bank’s receipt of satisfactory financial reporting and shall remain effective until receipt by Silicon Valley Bank of financial statements for such next successive quarter. Interest in all circumstances shall be calculated on the basis of a 360-day year for the actual number of days elapsed. “Prime Rate” means the greater of (i) 6.50%, or (ii) the rate announced from time to time by Silicon Valley Bank as its “prime rate;” it is a base rate upon which other rates charged by Silicon Valley Bank are based, and it is not necessarily the best rate available at Silicon Valley Bank. The interest rate applicable to the outstanding obligations shall change on each date there is a change in the Prime Rate. Regardless of the amount of obligations that may be outstanding from time to time under the SVB Loan Agreement, we are obligated to make minimum monthly interest payments to Silicon Valley Bank equal to $15,000 during the term of this Agreement. As of September 30, 2005, we have borrowed $2.0 million under the Term Loan and $7.0 under the Revolving Loan.

Results of Operations

Net Product Revenue

Net product revenue was $9.9 million for the quarter ended September 30, 2005, representing an increase of 241% from $2.9 million for the quarter ended September 30, 2004.

The increase in revenue in the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004 resulted from the growth in TeleVantage software sales of licenses for use by end-users by $0.2 million, the growth in InstantOffice products sales of $6.2 million, and the addition of revenue of $0.4 million from the sale of Comdial products between September 28 and September 30, 2005. InstantOffice products which were only sold between between September 28, and September 30, 2004 and therefore only contributed $0.5 million in net product revenue to the earlier period.

We distribute our products both domestically and internationally. International product revenue was $0.4 million, or 4.0% of total revenue, for the quarter ended September 30, 2005 and $.3 million, or 11.8% of total revenue, for the quarter ended September 30, 2004.

In January 2000, we entered into an OEM and Reseller Agreement with Toshiba. Also in January 2000, we entered into an agreement with Toshiba under which Toshiba acquired 16,666 shares of our common stock at a price of $41.964 per share and was issued warrants for an additional 8,333 shares of our common stock at an exercise price of $41.964 per share. The fair market value of our common stock on the date of execution of the definitive agreement was $129. The difference between the issuance price and fair market value of our common stock, and the fair value of the warrants (which were valued based upon the Black Scholes Options Pricing Model) amounted to $2.3 million. We determined that the $2.3 million charge should be deferred within equity as “Deferred Toshiba Equity Costs” with an offsetting increase to additional paid-in capital and should be amortized as a reduction of product revenue in proportion to revenue recognized relating to the OEM and reseller agreement. Each quarter, as revenue from Toshiba OEM sales are recognized, the balance of Deferred Toshiba Equity Costs are reduced by an amount equal to 45.79% of Toshiba OEM sales, while revenues are reduced by the same amount. For the quarters ended September 30, 2005 and September 30, 2004 net product revenue was reduced by amortization of Deferred Toshiba Equity Costs of less than $0.1 million and $0.1 million respectively.

Gross Profit (in thousands, except percentages)

	Three Months Ended
	September 30, 2005	September 30, 2004	Change
Gross Profit	6,241	2,569	3,672
% of Net Revenue	63.1%	87.6%

The decrease in gross profit as a percentage of net revenue for the three-month period ended September 30, 2005, compared to the corresponding period ended September 30, 2004, was due primarily to the substantial increase in revenue from InstantOffice products which were sold for a full quarter in 2005 and were sold for only three days in the quarter ended September 30, 2004. The TeleVantage net revenues during the period had an average gross margin of 97% while the InstantOffice products sold during the quarter had an average gross margin of

54.2%. InstantOffice revenue includes the resale of hardware products manufactured by third parties. The increase in gross profit in absolute dollars resulted both from the hardware and software revenue associated with InstantOffice sales, plus an additional $70 thousand of gross profit contributed by the acquired operation of Comdial during the three days in which they were owned by us.

Operating Expenses (in thousands, except percentages)

	Three Months Ended
	September 30, 2005	September 30, 2004	Change
Sales and Marketing	3,670	1,798	104.1%
% of Net Revenue	37.1%	61.3%

Product Development	2,610	873	199.0%
% of Net Revenue	26.4%	29.8%

General and Administrative	1,909	1,302	46.6%
% of Net Revenue	19.3%	44.4%

Stock Based Compensation	1,168	—
% of Net Revenue	11.8%

Amortization of Intangibles	179	—
% of Net Revenue	1.8%

Total Operating Expenses	9,536	3,973	142.1%
% of Net Revenue	96.4%	135.4%

Sales and Marketing

The decrease in sales and marketing expense as a percentage of total net revenue for the quarter ended September 30, 2005, compared to the corresponding period ended September 30, 2004, was due primarily to an increase in InstantOffice sales. While sales and marketing expenses increased, their costs as a percentage of revenue decreased from 61.3% to 37.1%. The increase in sales and marketing expenses in aggregate dollars for the three month ended September 30, 2005 compared to the corresponding period ended September 30, 2004 was due primarily to an increase in payroll and related expenses due to the full period of expenses for the operations related to InstantOffice. We employed 68 sales and marketing personnel throughout the quarter ended September 30, 2005, and added 44 sales and marketing personnel with the acquisition of Comdial. We employed 48 sales and marketing personnel throughout the quarter ended September 30, 2004, but added 21 employees with the acquisition of Vertical Networks for only the final three days of the period.

Product Development

The decrease in product development expenses as a percentage of total revenue for the quarter ended September 30, 2005, compared to the corresponding period ended September 30, 2004, was due to the increase in net product revenue. Product development expense grew 199.0% from September 2004 to September 2005. The increase in product development expenses, during the quarter ended September 30, 2005 was driven by increased payroll expenses and employee related costs. We employed 72 product development personnel throughout the quarter ended September, 2005, and added 21 product development personnel with the acquisition of Comdial. We employed 36 product development personnel throughout the quarter ended September 30, 2004 and added 36 product development personnel with the acquisition of Vertical Networks.

General and Administrative

The decrease in general and administrative expenses as a percentage of total revenue for the quarter ended September 30, 2005, compared to the quarter ended September 30, 2004, was due primarily to the significant increase in total revenue. General and Administrative expenses were increased in the period ended September 2005 by approximately $.6 million in liquidated damages expenses relating to the failure to fulfill registration rights incorporated in the financing completed in September 2004. We employed 26 general and administrative personnel throughout the quarter ended September 30, 2005, and added 31 general and administrative personnel with the acquisition of Comdial. We employed 11 general and administrative personnel throughout the quarter ended September 30, 2004, and added 10 with the acquisition of Vertical Networks.

Financial Condition, Liquidity And Capital Resources (in thousands)

	Positions at
	September 30, 2005	June 30, 2005	Change
Cash and cash equivalents	4,738	4,880	(142)
Working capital (excl. restricted cash)	(2,794)	448	(3,242)

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Difference
Cash used in operating activities	(3,010)	(2,431)	(579)
Cash used in investing activities	(18,983)	(14,289)	(4,694)
Cash provided by financing activities	21,853	21,229	624

We used cash of $3.0 million to fund operating activities during the three months ended September 30, 2005. The cash used in operating activities was due primarily to a net loss of $3.3 million plus an increase in trade accounts receivable of $2.0 million, offset by depreciation and amortization of $0.5 million, $1.1 million relating to stock based compensation of employees under SFAS No. 123R, and $0.6 million related to a non-cash settlement of liquidated damages relating to the delayed registration of shares issued in the September 2004 financing. Trade receivables increased by $2.0 million, inventories increased $0.1 million, deferred revenue increased by $0.1 million, and accounts payable decreased by $0.1 million. At September 30, 2005, compared to at June 30, 2005, excluding the impact of the acquisition of Comdial Corporations assets and assumed liabilities, prepaid expenses reduced $0.2 million, and accrued liabilities increased by $0.3 million.

Working capital, consisting of total current assets minus current liabilities, was $(2.8) million at September 30, 2005, which excludes $1.0 million of restricted cash relating to the acquisition of Vertical Networks that was paid at closing and is held in escrow to secure Vertical Networks’ indemnification obligations to Vertical. This compared to working capital of $.4 million at June 30, 2005, representing a decrease of $3.2 million. The decrease in working capital at September 30, 2005 reflects an increase of $4.7 million in inventory resulting primarily from the acquisition of Comdial Corporation, an increase in trade receivables of $5.0 million of which $3.4 was attributable to the acquisition of Comdial Corporation, $1.0 million for expenses related to our September 2005 financing and $19.0 million expended in investing activities. Investing activities included $18.6 million to acquire the assets and some of the liabilities of Comdial Corporation and the associated costs related to this acquisition. Increases in these elements of working capital were offset by an increase of $1.2 million in accounts payable, $0.4 million in current deferred revenue and $3.5 million in accrued liabilities of which $2.6 million was attributable to the acquisition of Comdial Corporation, and the addition of $9.9 million in notes payable resulting from the debt portions of the financing to accomplish the Comdial Acquisition. The result of these changes is that we will have limited working capital in the near term.

We have incurred losses and negative cash flows from operations in every fiscal period since 1996 and have an accumulated deficit, including non-cash equity charges, of $62 million as of September 30, 2005. For the three months ended September 30, 2005 we incurred a net loss of approximately $3.3 million, which includes negative cash flows from operations of approximately $3.0 million. We anticipate that, with available cash of $4.7 million at September 30, 2005, combined with increased revenues and cash-flows, we will meet our anticipated cash requirements during and through our fiscal 2006 year. We will also utilize available borrowing under a revolving line of credit which has been established to facilitate the Comdial acquisition. We expect to increase our revenue and cash flows in the foreseeable future as the result of the acquisition of the Comdial assets, including product lines and our resellers and distributors.

There can be no assurance that the available cash and increased revenues will be sufficient to meet ours cash requirements. If we are unable to satisfy such cash requirements from these sources, our ability to continue as a going concern and to achieve our intended business objectives could be adversely affected. In such case, we could be required to adopt one or more alternatives, such as reducing or delaying marketing and promotional activities, reducing or delaying capital expenditures, developing restructuring plans to reduce discretionary costs deemed nonessential, and selling additional shares of our capital stock. Additionally, changes in circumstances could necessitate that we seek additional debt or equity capital. There can be no assurance that any such additional financing will be available when needed or on acceptable terms to allow us to successfully achieve our operating plan or fund future investment in our TeleVantage and InstantOffice product lines.

We lease office, product packaging, storage space and equipment under non-cancelable operating lease agreements expiring through 2011. The table below also includes those contractual payments acquired on the acquisition of Comdial on September 28, 2005.

	Payment due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term Debt Obligations	11,553	9,920	1,633	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	3,481	1,262	1,278	941	—

Total	15,034	11,182	2,911	941	—

We intend to continue investing in the sales, marketing and development of our TeleVantage, InstantOffice and Comdial products. We may incur increases in research and development expenditures in response to customer requirements for features or functionality in future releases of the product.

RISK FACTORS

We caution you that the following important factors, among others, in the future could cause our actual results to differ materially from those expressed in forward-looking statements made by, or on behalf of, us in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Form 10-Q, and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below are important in determining future results. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make in our reports filed with the SEC.

RISKS RELATED TO OUR HISTORIC BUSINESS OPERATIONS

We have a history of losses and expect to incur future losses.

We had operating losses for the year ended September 30, 2005 and in each of the last 12 fiscal quarters. We also had negative cash flow from operating activities in the year ended June 30, 2005 and in six out of the last ten fiscal years. If our revenues do not increase significantly, without a corresponding decrease in expenses, we may never achieve profitability, on a sustained basis or at all, or generate positive cash flow in the future. In that case our business will fail. We expect to incur significant future operating losses and negative cash flows. Vertical Networks, Inc. also incurred operating losses in each of our last three fiscal years, and had negative cash flow from operating activity many of which were acquired when we acquired most of the assets of Vertical Networks. Comdial’s revenues and operating results have experienced fluctuations in the past and may cause our revenues and operating results to vary in the future. Comdial’s revenues and operating results have varied significantly in the past due to various factors, including changes in market acceptance of Comdial’s services, regulatory changes that may affect the marketability of Comdial’s services, budgetary cycles of Comdial’s principal clients, the mix and timing of client projects, and one-time nonrecurring and unusual charges. As a result, the operations acquired from Vertical Networks and Comdial may not consistently generate profits or positive cash flow, which would likely have a material negative impact on our business, our financial condition and our results of operations.

We may need additional working capital, the lack of which would likely have a significant negative impact on our current level of operations.

The Comdial Acquisition consumed significant amounts of working capital and the Comdial Assets were acquired with limited working capital, as a result we had negative working capital at September 30, 2005, and we may require additional capital in the future to fund our operations, finance investments in product development and corporate infrastructure, expand in our various geographic markets and respond to competitive pressures and opportunities for growth. Failure to obtain additional funding could prevent us from making expenditures that are needed to allow us to grow or maintain our operations. We cannot assure you that additional financing will be available on favorable terms, or at all. If funds are not available when required for our working capital needs or other transactions, our ability to carry out our business plan could be adversely affected, and we may be required to scale back our growth and operations to reflect the extent of available funding. If we are able to arrange for additional credit facilities from lenders, the debt instruments are likely to include limitations on our ability to incur other indebtedness, to pay dividends, to create liens, to sell or purchase our capital stock, to sell assets or to make acquisitions or enter into other transactions. Such restrictions may adversely affect our ability to finance our future operations or capital needs or to engage in other business activities, including, without limitation, acquisitions of additional businesses. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our stockholders will be reduced. These securities would likely have rights, preferences or privileges senior to those of our Common Stockholders. In addition, we may seek to obtain a working capital or other traditional loan facility from a bank or other lending source. The inability to obtain substantial increases in our working capital resources will likely have a material negative impact on our business, our financial condition and our results of operations.

Our disclosure controls and procedures are not effective.

Our Chief Executive Officer and Chief Financial Officer have determined that as of September 30, 2005, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in our Exchange Act reports is recorded, processed, summarized and reported within the time specified by the SEC’s rules and forms. This determination was made, in part, because we failed to timely file our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2004, December 31, 2004, and March 31, 2005, an amendment to our Current Report on Form 8-K originally filed September 29, 2004 to disclose certain financial data in connection with our acquisition of Vertical Networks, and our Current Report on Form 8-K relating to the execution of an office lease dated July 6, 2005. Our management also believes that we currently lack sufficient resources to address the financial reporting related to significant and complex business transactions.

Our former and current independent registered public accounting firms have indicated that we have certain reportable conditions with our internal controls and as a result, our internal controls over financial reporting may not be effective.

Our former independent registered public accounting firm, KPMG LLP (“KPMG”), advised our management and our audit committee that, in connection with its review of our financial statements for the three month period ended December 31, 2004, KPMG noted certain matters involving internal control and its operation that it considered to be a material weakness that constituted reportable conditions under standards established by the American Institute of Certified Public Accountants. Reportable conditions are matters coming to an independent registered public accounting firm’s attention that, in its judgment, relate to significant deficiencies in the design or operation of internal control and could adversely affect the organization’s ability to record, process, summarize, and report financial data consistent with the assertions of management in the financial statements. KPMG advised our management and our audit committee that it considered the following to constitute reportable conditions related to internal control and their operations: we did not have adequate staffing in our finance group with the appropriate level of experience to effectively control the increased level of transaction activity, address the complex accounting matters and manage the increased financial reporting complexities resulting from the acquisition of Vertical Networks and the associated integration activities.

Our current independent registered public accounting firm, Vitale Caturano and Company Ltd. (“VCC”) advised our management and our audit committee that, in connection with their audit of our financial statements for the year ended June 30, 2005, VCC noted certain matters involving internal control and its operation that it considered to be material weaknesses that constituted reportable conditions under standards established by the American Institute of Certified Public Accountants. VCC advised our management and our audit committee that it considered the following to constitute a material weakness in internal control and operations: we did not have adequate staffing in our accounting and finance group with the appropriate level of experience to effectively accomplish timely and accurate closings, control the increased level of transaction activity, address the complex accounting matters and manage the increased financial reporting complexities resulting from recent acquisitions.

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

If we do not resume trading on a national exchange or the NASDAQ Stock Market and if we are de-listed from the OTC Bulletin Board, trading in our Common Stock may only be conducted based on trading information referenced on the “Pink Sheets”. Being quoted on the “Pink Sheets” could damage our general business reputation and could impair our ability to raise additional capital. Securities quoting on the “Pink Sheets” tend to be less liquid and subject to volatile stock prices.

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

We are obligated to make certain payments of principal and interest for both the Term Loan and The Revolving Loan under the SVB Loan Agreement. In addition, we are obligated to take certain actions and refrain from taking certain actions during the term of the SVB Loan Agreement, including, without limitation, meeting certain financial covenants, some of which are not completely within our ability to control. Should we fail to meet our payment obligations, fail to comply with any affirmative or negative covenant, or should any other situation arise which constitutes an “Event of Default” under the SVB Loan Agreement, SVB could elect, among other things, to accelerate our indebtedness under the Term Loan and the Revolving Loan, or to take possession of, sell, lease, or otherwise dispose of any of our assets, including the Comdial Assets, which were pledged as collateral under the SVB Loan Agreement. In the event that SVB declares the Term Loan and/or Revolving Loan immediately due and payable or seeks to foreclose on any of our assets, it would likely have a material adverse affect on our financial position and our results of operations.

If we fail to file meet our obligations to file a registration statement on Form S-1 by December 12, 2005, or fail to cause such registration statement to be declared effective in accordance to the timetable set forth in the Stock Purchase Agreement, we will be subject to liquidated damages or liability for breach of contract.

Pursuant to the Stock Purchase Agreement, we agreed to register the Issued Shares for resale by the 2005 Investors under the Securities Act. We agreed to file a registration statement covering the Issued Shares no later than December 12, 2005 (the “Filing Date”), and to use our best efforts to cause the Registration Statement to become effective in certain events but no later than 90 days after the Filing Date (the “Required Effective Date”). We will be liable for liquidated damages to each 2005 Investor (a) if the Registration Statement is not filed on or before December 12, 2005 (such an event, a “Filing Default”); (b) if the Registration Statement is not declared effective by the Commission on or prior to the Required Effective Date (the “Effectiveness Deadline”) (such an event, an “Effectiveness Default”); or (c) if the Registration Statement (after its effectiveness date) ceases to be effective and available to the 2005 Investors for any continuous period that exceeds 30 days or for one or more periods that exceed in the aggregate 60 days in any 12-month period (such an event, a “Suspension Default” and together with a Filing Default and an Effectiveness Default, a “Registration Default”). Our schedule to register shares under the 2004 Agreement and the Prior Agreements, as amended, is identical to the schedule for registration under the 2005 Stock Purchase Agreement.

In the event of a Registration Default, we shall pay as liquidated damages to the 2005 Investors, and the 2004 Investors for each 30-day period of a Registration Default, an amount in cash equal to 1% of the aggregate purchase price paid by the 2005 Investor or 2004 Investor, as the case may be, pursuant to the Stock Purchase Agreement or the 2004 Agreement, as amended; provided that in no event will the aggregate amount of cash to be paid as liquidated damages exceed 9% of the aggregate purchase price paid by such 2005 Investor or 2004 Investor.

Should we become obligated to make payment of these liquidated damages, it could have a material adverse affect on our financial position and our results of operations, particularly if we became obligated to make payment in full of all liquidated damages potential due and payable under these agreements.

If we fail to effect our Capitalization Amendment on or before April 15, 2006, we will be obligated to make a $1.375 million cash payment to the 2004 Investors.

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

We have agreed under the terms of the Stock Purchase Agreement that we will not, without the prior consent of M/C Venture Partners, (1) enter into a transaction involving a change in control of our company; (2) incur indebtedness in excess of $3.0 million, subject to specified exceptions; (3) create any security with an equity component unless that security is junior to the Common Stock; (4) issue any equity securities; (5) transfer our intellectual property; (6) repurchase, redeem or pay dividends on any shares of capital stock (subject to limited exceptions); (7) grant stock options that are not authorized by a vote of the board of directors or its compensation committee; (8) liquidate or dissolve; (9) change the size of our board of directors; (10) amend ourCertificate of Incorporation or bylaws, other than to effect the Capitalization Amendment and the Preferred Stock Amendment, (11) change the nature of the Company’s business; (12) alter the voting rights of shares of our capital stock in a disparate manner; or (13) take any action which would cause an adjustment to the exercise price or number of shares to be delivered under the Section 8 of the New Warrants.

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

Our decisions to acquire the operations of both Vertical Networks and Comdial were based in part, on our belief in the growth opportunities and cost savings we hope to achieve from the integration of those operations into our operations and our plans to expand our product offerings to our customers and future customers. Our success in realizing these and other anticipated benefits could be adversely affected by a number of factors, many of which are outside our control. These challenges include the timely, efficient and successful execution of a number of post-acquisition events, including:

•	integrating the operations and technologies of the two companies;

•	retaining and assimilating the key personnel of each company;

•	retaining existing customers of both companies and attracting additional customers;

•	retaining strategic partners of each company and attracting new strategic partners; and

•	creating uniform standards, controls, procedures, policies and information systems.

The execution of these post-acquisition events will involve considerable risks and may not be successful.

These risks include:

•	the potential disruption of the combined company’s ongoing business and distraction of its management;

•	the potential strain on our financial and managerial controls and reporting systems and procedures;

•	unanticipated expenses and potential delays related to integration of the operations, technology and other resources of the two companies; and

•	the impairment of relationships with employees, suppliers and customers as a result of the integration of personnel and any reductions in force.

The combined company may not succeed in addressing these risks or any other problems encountered in connection with these acquisitions. The inability to successfully integrate our operations, technology and personnel with those of Vertical Networks and Comdial, or any significant delay in achieving integration, could have a material adverse effect on the combined company after the acquisition and, as a result, on the market price of our Common Stock.

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

The former customers of Comdial may not continue their current buying patterns following our acquisition of the Comdial Assets. Any significant delay or reduction in orders for the Comdial Products could harm the combined company’s business, financial condition and results of operations. Former customers of Comdial may defer purchasing decisions as they evaluate the likelihood of successful integration of our products with those of Comdial, and the combined company’s future product strategy, or consider purchasing products of our competitors. Former Comdial customers may also seek to modify or terminate existing agreements, or prospective customers may delay entering into new agreements or purchasing our products. In addition, by increasing the breadth of our business, the acquisition may make it more difficult for the combined company to enter into relationships, including customer relationships, with strategic partners, some of whom may view the combined company as a more direct competitor than either entity as an independent company.

Integrating our companies may divert management’s attention away from our operations.

Successful integration of our operations, products and personnel with those of Comdial may place a significant burden on our management and our internal resources. The diversion of management attention and any difficulties encountered in the transition and integration process could harm our business, financial condition and operating results.

If we fail to retain key employees, the benefits of the acquisitions could be diminished.

The successful acquisition of the Comdial Assets will depend in part on the retention of key personnel. As a result of the acquisition, our employees and those of Comdial could experience uncertainty about their future roles within our continuing operations. This uncertainty may adversely affect our ability to attract and retain key management, sales, marketing and technical personnel. There can be no assurance that we will be able to retain our key management, technical, sales and customer support personnel or those of Comdial. If we fail to retain such key employees, we may not realize the anticipated benefits of the acquisition.

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

We are in a dispute regarding patent licenses we obtained when we acquired the assets of Vertical Networks.

As part of our agreement to acquire the assets of Vertical Networks, we entered into a separate agreement with Vertical Networks on September 28, 2004 (the “License Agreement”). The License Agreement, among other things, granted us the license to use certain patents held by Vertical Networks (the “Licensed Patents”). On November 4, 2005, we received a notice from CIPH claiming that we have materially breached certain terms under the License Agreement. Should this dispute result in the termination of the License Agreement and our inability to use the Licensed Patents, it would limit our ability to produce and sell our InstantOffice products, or may necessitate licensing or developing alternate technology, any of which would have a material adverse effect on our financial condition and results of operations.

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

Interest Rate Risk. We may be exposed to interest rate risk on certain of our cash equivalents. The value of certain of our investments may be adversely affected in a rising interest rate investment environment. Although we do not anticipate any material losses from such a movement in interest rates, no assurances can be made that material losses will not be incurred in the future.

Item 4—CONTROLS AND PROCEDURES

”Disclosure Controls and Procedures” are defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as the controls and procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time period specified by the SEC’s rules and forms. Disclosure Controls and Procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including our principle executive and principal financial officers to all timely decisions regarding disclosure.

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

Evaluation of Disclosure Controls and Procedures.

As of September 30, 2005, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our Disclosure Controls and Procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, the design and operation of these disclosure controls and procedures were not effective during the quarter ended September 30, 2005.

This determination was made because of our Chief Executive Officer’s and Chief Financial Officer’s belief that our company’s resources were insufficient to address our financial reporting requirements in a timely fashion during the quarter ended September 30, 2005. We failed to timely file our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2004, December 31, 2004 and March 31, 2005 an amendment to our Current Report on Form 8-K originally filed September 29, 2004 to disclose certain financial data in connection with our acquisition of Vertical Networks, and our Current Report on Form 8-K relating to the execution of an office lease dated July 6, 2005, and the filing of our Annual Reports on Form 10-K. Our management, including our Chief Executive Officer and Chief Financial Officer, believes that, during the quarter ended September 30, 2005, our company lacked the resources to address the financial reporting related to significant and complex business transactions.

Assessment of Internal Controls Over Financial Reporting.

Our former independent registered public accounting firm, KPMG, advised management and the audit committee that, in connection with their review of our financial statements for the three month period ended December 31, 2004, KPMG noted certain matters involving internal control and its operation that it considered to be material weaknesses that constituted reportable conditions under standards established by the American Institute of Certified Public Accountants. Reportable conditions are matters coming to an independent registered public accounting firm’s attention that, in their judgment, relate to significant deficiencies in the design or operation of internal control and could adversely affect the organization’s ability to record, process, summarize, and report financial data consistent with the assertions of management in the financial statements. Further, a material weakness is a reportable condition in which the design or operation of one or more internal control components does not reduce to a relatively low level the risk that errors or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. KPMG advised management and the audit committee that it considered the following to constitute a material weakness in internal control and operations: we did not have adequate staffing in our finance group with the appropriate level of experience to effectively control the increased level of transaction activity, address the complex accounting matters and manage the increased financial reporting complexities resulting from the acquisition of Vertical Networks and the associated integration activities.

Our current independent registered public accounting firm, Vitale Caturano and Company LTD. (“VCC”) advised our management and our audit committee that, in connection with their audit of our financial statements for the year ended June 30, 2005, VCC noted certain matters involving internal control and its operation that it considered to be material weaknesses that constituted reportable conditions under standards established by the American Institute of Certified Public Accountants. VCC advised our management and our audit committee that it considered the following to constitute a material weakness in internal control and operations: we did not have adequate staffing in our accounting and finance group with the appropriate level of experience to effectively accomplish timely and accurate closings, control the increased level of transaction activity, address the complex accounting matters and manage the increased financial reporting complexities resulting from recent acquisitions.

We continue to evaluate our resources for addressing our financial reporting and making appropriate changes to provide sufficient resources and time to prepare and file periodic reports within the time periods specified in the SEC’s rules and regulations and provide for reviews by our management, our audit committee and our board of directors. Our Chief Executive Officer and Chief Financial Officer continue to review our personnel, resources and disclosure controls and procedures. We are taking steps that are intended to lead to changes that will ensure that our disclosure controls are effective at a reasonable assurance level. Specifically, beginning in the quarter ended September 30, 2005 we took a number of corrective actions to address the material weaknesses discussed above, including:

•	Engaged a full-time contract senior finance professional to supplement our accounting and financial reporting resources;

•	Hired a new senior corporate controller with extensive software industry experience in November 2005;

•	Migrated the accounting systems of our operations in California and Massachusetts onto a common general ledger system;

These steps are aimed at ensuring that our disclosure controls are effective for gathering, analyzing and disclosing in a timely manner the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as noted above, we intend to take certain actions designed to enhance our internal control over financial reporting and our disclosure controls and procedures.

PART II—OTHER INFORMATION

Item 1—Legal

On September 27, 2005 we delivered a claim to Consolidated IP Holdings, Inc. (“CIPH”), the former Vertical Networks, Inc. making claims against the escrow established as a part of the acquisition of the assets of Vertical Networks on September 28, 2004. We have asserted claims that $0.6 million of the $1 million escrow should be retained by us as a result of a failure by CIPH to meet certain terms and conditions under Asset Purchase Agreement entered into September 23, 2004. We have subsequently received a Response to Claim notice from CIPH, wherein they dispute our claims. According to the terms of the escrow agreement, we are working with CIPH in good faith to resolve this dispute, which may include, among other options, submitting the issue to arbitration.

As part of our agreement to acquire the assets of Vertical Networks, we entered into a separate agreement with Vertical Networks on September 28, 2004 (the “License Agreement”). The License Agreement, among other things, granted us the license to use certain patents held by Vertical Networks (the “Licensed Patents”). On November 4, 2005, we received a notice from CIPH claiming that we have materially breached certain terms of the License Agreement. We dispute the claims made by CIPH, and we are preparing our response to this claim with the hope of amicably resolving this dispute. Should this dispute result in the termination of the License Agreement and our inability to use the Licensed Patents, it would limit our ability to produce and sell our InstantOffice products, which would have a material adverse effect on our financial condition and results of operations.

Item 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 28, 2004, we issued and sold to several accredited investors, including affiliates of M/C Venture Partners, affiliates of Austin W. Marxe and David M. Greenhouse, Perkins Capital Management, Inc., Constable Advisors, LLC and Pathfinder Ventures, an aggregate of 19,768,110 shares of our common stock at a per share cash purchase price of $1.1386. We received gross proceeds from the sale of $22.5 million. On October 1, 2004, we sold the remaining 4,391,358 shares of our common stock to be sold under the stock purchase agreement at a per share cash purchase price of $1.1386 in a private placement to affiliates of M/C Venture Partners. We received gross proceeds from that sale of $5.0 million. No underwriters were involved in the foregoing sales of securities. The foregoing sales were made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Section 4(2) thereof, relative to sales by an issuer not involving any public offering, and the rules and regulations thereunder.

On September 28, 2005, We issued and sold to several accredited investors, including affiliates of M/C Venture Partners, affiliates of Austin W. Marxe and David M. Greenhouse and Pathfinder Ventures, an aggregate of 8,782,715 shares of its common stock at a per share cash purchase price of $1.1386. We received gross proceeds from the sale of $10.0 million. On September 30, 2005, we sold the remaining 2,546,988 shares of our common stock to be sold under the stock purchase agreement at a per share cash purchase price of $1.1386 in a private placement to Coral Capital Management. We received additional gross proceeds from the sale of $2.9 million. No underwriters were involved in the foregoing sales of securities. The foregoing sales were made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Section 4(2) thereof, relative to sales by an issuer not involving any public offering, and the rules and regulations thereunder.

In lieu of a payment of accrued Liquidated Damages under the 2004 Stock Purchase Agreement, we issued the New Warrants for the purchase of our common stock on September 28, 2005 to the 2004 Investors. Each New Warrant has a term of exercise expiring on September 28, 2010. The number of shares issuable upon exercise is subject to adjustment in the case of any stock dividend, stock split, combination, capital reorganization, reclassification or merger or consolidation. The New Warrants are exercisable at any time prior to the expiration date by delivering the warrant certificate to us, together with a completed election to exercise and payment of the exercise price, which is equal to $0.01 per share of common stock. The New Warrants contain a “net exercise” feature under which we do not receive any cash, but rather, the number of shares issued upon exercise is net of the number of shares withheld by us pursuant to a formula, with the result that if all holders of New Warrants elect to use the net exercise feature, we would issue an aggregate of 1,202,728 shares of common stock. Upon the filing of the certificate of amendment to effect the Capitalization Amendment, the New Warrants will be automatically exercised in a cashless exercise.

Item 6—EXHIBITS

The Exhibits filed as part of this quarterly report on Form 10-Q for the quarter ended September 30, 2005 are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference. Documents listed on such Exhibit Index, except for documents identified by footnotes, are being filed as exhibits herewith. Documents identified by footnotes are not being filed herewith and, pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, reference is made to such documents as previously filed as exhibits filed with the Securities and Exchange Commission. Our file number under the Securities Exchange Act of 1934 is 000-19462.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTISOFT, INC.

Date: November 16, 2005	By	/s/ WILLIAM Y. TAUSCHER
William Y. Tauscher Chief Executive Officer and Chairman of the Board

Date: November 16, 2005	By	/s/ DUNCAN G. PERRY
Duncan G. Perry Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002