Form 10-Q/A
period 2005-09-30
ARTISOFT INC
filed 2005-12-12
CIK 877931

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

EXPLANATORY NOTE

The purpose of this Form 10-Q/A is to amend the Form 10-Q filed on November 16, 2005 to:

(1) Restate financial statements for an adjustment to current debt and long term debt. Originally, the portions of a term loan payable after September 30, 2006 were classified as Notes payable – long term, and the portions of the same loan payable prior to September 30, 2006 were classified as Notes payable, a current liability. The Company has determined that it was in violation of one of the covenants incorporated in the term loan under the terms of the loan agreement between the Company and Silicon Valley Bank, the provider of the loan. The Company determined that it was in violation of the covenant as of September 30, 2005, after it completed covenant analysis based upon the accounting for the acquisition of the assets of Comdial Corporation on September 28, 2005. The Company has entered into discussions with Silicon Valley Bank to amend the loan agreement to modify the covenant in question to eliminate the violation. Until such an amendment is completed, there is a risk that the Company will be required to repay the full amount of the loan. The Company is therefore reclassifying the portion of the debt that was originally classified as long term debt, and instead reporting all debt under the term loan as current debt.

The Items of our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005, which are amended and restated herein, are:

- Items 1 and 2 of Part I

ARTISOFT, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1—FINANCIAL STATEMENTS

ARTISOFT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2005	June 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$4,738	$4,880
Trade receivables, net of allowances of $404 and $423 at September 2005 and June 2005, respectively	10,843	5,887
Other receivables	211	—
Inventories	6,369	1,686
Prepaid expenses	2,882	737
Deferred costs	3,002	2,738
Restricted cash	1,394	1,145

Total current assets	29,439	17,073

Property and equipment	7,184	6,115
Less accumulated depreciation and amortization	(4,419)	(4,663)

Net property and equipment	2,765	1,451

Goodwill	22,997	13,020
Intangible assets, net of accumulated amortization	7,730	3,648
Deferred costs – long term	6,451	7,243
Other assets	146	263

Total Assets	$69,528	$42,698

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,285	$4,134
Accrued liabilities	6,941	3,473
Deferred revenue	8,117	7,697
Customer deposits	176	176
Notes Payable	11,553	—

Total current liabilities	32,072	15,480
Deferred Revenue-long term	12,196	12,727
Deferred tax liability	341	257

Total liabilities	44,609	28,464

Shareholders’ equity:
Preferred stock, $1.00 par value per share. Authorized 11,433,600 shares;
Series A preferred stock. Authorized 50,000 shares; no shares issued or outstanding at September 30, 2005 and June 30, 2005	—	—
Series B preferred stock. Authorized 2,800,000 shares; no shares issued or outstanding at September 30, 2005 and June 30, 2005	—	—
Series C preferred stock. Authorized 2,627,002 shares; no shares issued or outstanding at September 30, 2005, and June 30, 2005	—	—
Common stock, $.01 par value per share. Authorized 50,000,000 shares; issued and outstanding 45,777,309 shares at September 30, 2005 and 36,612,765 at June 30, 2005	458	366
Accumulated other comprehensive income	2	4
Additional paid-in capital	87,849	151,842
Accumulated deficit	(62,773)	(59,411)
Deferred compensation		(8,243)
Deferred Toshiba equity cost	(617)	(644)
Less treasury stock, at cost, no shares of common stock at September 30, 2005 and 2,216,783 shares at June 30, 2005	—	(69,680)
Shareholders’ equity (deficit)	24,918	14,234

Total Liabilities and Shareholder’s Equity	$69,528	$42,698

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

On September 28, 2004 the Company acquired Vertical Networks, and on September 28, 2005 the Company acquired Comdial Corporation as follows (see Note 4)
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

(2) RESTATEMENT

On September 28, 2005 the Company entered into a debt and an equity financing in support of an acquisition closed the same day of the assets of Comdial Corporation (see Note 4). The debt financing is described in Note 8.

The Company has subsequently determined that it was in violation of one of the covenants of the loan agreement as of September 30, and October 31, 2005 and will likely determine that it was in violation as of November 30, 2005. The Company made this determination upon completing the purchase accounting related to the Comdial acquisition.

The Company has restated the financial statements for the quarter ended September 30, 2005 to reflect the potential that all of the debt under the loan agreement may be required to be repaid by the originator of the loan, Silicon Valley Bank. As a result, any debt under the loan agreement that was originally classified as long term debt, is being reclassified as current debt.

The principal adjustments to restate the financial statements for the quarter ended September 30, 2005 are as follows:

Balance Sheet

The Balance Sheet impact of the changes discussed above include the reduction of long term debt by $1.6 million and the increase of current debt and current liabilities by $1.6 million as of September 30, 2005.

(3) SIGNIFICANT ACCOUNTING POLICIES

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

(4) ACQUISITIONS AND RELATED FINANCINGS

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

(5) LIQUIDITY

We have incurred losses and negative cash flows from operations in every fiscal period since 1996 and have an accumulated deficit, including non-cash equity charges, of $62 million as of September 30, 2005. For the three months ended September 30, 2005 we incurred a net loss of approximately $3.3 million, which includes negative cash flows from operations of approximately $3.0 million. Our management expects that operating losses and negative cash flows will continue in the near future. We anticipate that, with available cash of $4.7 million at September 30, 2005, combined with increased revenues and cash-flows, we will meet our anticipated cash requirements during and through our fiscal 2006 year. We will also utilize available borrowing under a revolving line of credit which has been established to facilitate the Comdial Acquisition. Please see Note 8 “Debt” for details on this line of credit. We expect to increase our revenue and cash flows in the foreseeable future as the result of the acquisition of the Comdial Assets, including product lines and its resellers and distributors.

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

(7) EQUITY

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

(8) DEBT

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

The Company has determined that it was in violation of one of the covenants of the SVB Loan agreement at September 30 and October 31, 2005, and believes that it will be determined to be in violation of the covenant on November 30, 2005. The Company tentatively identified the violation upon completion of an analysis of the covenant following the completion of the purchase accounting for the acquisition of the assets of Comdial Corporation, which occurred on September 28, 2005. The Company has entered into discussion with Silicon Valley Bank, the originator of the loan in question, to amend the loan agreement and modify the covenant to insure that the Company is not in violation of the loan agreements covenants. In the meantime, the Company has reclassified all long term debt under the loan agreement as current debt, because the Silicon Valley Bank can require the Company to repay the loan until the violation is eliminated.

(9) GUARANTEES

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

(10) COMPUTATION OF NET LOSS PER SHARE

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

(11) INVENTORIES

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

We are obligated to take certain actions and refrain from taking certain actions during the term of the loan agreement, including, without limitation, meeting certain financial covenants, some of which are not completely within our ability to control. Upon the failure to meet our payment obligations, or the failure to comply with any affirmative or negative covenant, or should any other situation arise which constitutes an “Event of Default” under the loan agreement, Silicon Valley Bank could elect, among other things, to accelerate our indebtedness under the term loan and the revolving loan, or to take possession of, sell, lease, or otherwise dispose of any of assets including the Comdial assets, which were pledged as collateral under the loan agreement. In the event that Silicon Valley Bank declares the term loan and/or the revolving loan immediately due and payable or seeks to foreclose on any of our assets, it would likely have a material adverse effect on our liquidity, our financial position, and our results of operation. We are currently not in compliance with the minimum tangible net worth covenant as measured at the end of each of September 30, 2005, and October 31, 2005, and will likely determine that we were in violation as of November 30, 2005. The Company made this determination upon completing the purchase accounting related to the Comdial Acquisition. The Company has restated the financial statements for the quarter ended September 30, 2005 to reflect the potential that all of the debt under the loan agreement may be required to be repaid by the originator, Silicon Valley Bank. As a result, any debt under the loan agreement that was originally classified as long term debt, is being reclassified as current debt. We are currently in discussions with Silicon Valley Bank to obtain a retroactive waiver of these defaults as well as amendment to the loan and security agreement to lower our requirements under the minimum tangible net worth covenant. Unless and until we obtain such a waiver, Silicon Valley Bank has the right to take any of the actions referenced above, including, without limitation, declaring our loan immediately due and payable. While we have had productive discussions will Silicon Valley Bank on amending the loan and security agreement, we can offer no assurances that we will be able to obtain such a waiver and amendment from Silicon Valley Bank.

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

Financial Condition, Liquidity And Capital Resources (in thousands)

	Positions at
	September 30, 2005	June 30, 2005	Change
Cash and cash equivalents	4,738	4,880	(142)
Working capital (excl. restricted cash)	(4,027)	448	(4,475)

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Difference
Cash used in operating activities	(3,010)	(2,431)	(579)
Cash used in investing activities	(18,983)	(14,289)	(4,694)
Cash provided by financing activities	21,853	21,229	624

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

Working capital, consisting of total current assets minus current liabilities, was $(4.0) million at September 30, 2005, which excludes $1.4 million of restricted cash relating to the acquisition of Vertical Networks that was paid at closing and is held in escrow to secure Vertical Networks’ indemnification obligations to Vertical. This compared to working capital of $.4 million at June 30, 2005, representing a decrease of $4.4 million. The decrease in working capital at September 30, 2005 reflects an increase of $4.7 million in inventory resulting primarily from the acquisition of Comdial Corporation, an increase in trade receivables of $5.0 million of which $3.4 was attributable to the acquisition of Comdial Corporation, $1.0 million for expenses related to our September 2005 financing and $19.0 million expended in investing activities. Investing activities included $18.6 million to acquire the assets and some of the liabilities of Comdial Corporation and the associated costs related to this acquisition. Increases in these elements of working capital were offset by an increase of $1.2 million in accounts payable, $0.4 million in current deferred revenue and $3.5 million in accrued liabilities of which $2.6 million was attributable to the acquisition of Comdial Corporation, and the addition of $11.5 million in notes payable resulting from the debt portions of the financing to accomplish the Comdial Acquisition. The result of these changes is that we will have limited working capital in the near term.

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

	Payment due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term Debt Obligations	11,553	11,553	—	—	—
Royalty Agreements	220	220	—	—	—
Operating Lease Obligations	3,481	1,262	1,278	941	—

Total	15,254	13,035	1,278	941	—

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

We have failed to meet certain covenants under our loan and security agreement with Silicon Valley Bank, and our payment obligations may be accelerated.

We are obligated to make certain payments of principal and interest for both a term loan and a revolving loan under a loan and security agreement with Silicon Valley Bank entered into on September 25, 2005. In addition, we are obligated to take certain actions and refrain from taking certain actions during the term of the loan agreement, including, without limitation, meeting certain financial covenants, some of which are not completely within our ability to control. Upon the failure to meet our payment obligations, or the failure to comply with any affirmative or negative covenant, or should any other situation arise which constitutes an “Event of Default” under the loan agreement, Silicon Valley Bank could elect, among other things, to accelerate our indebtedness under the term loan and the revolving loan, or to take possession of, sell, lease, or otherwise dispose of any of our assets, including the Comdial assets, which were pledged as collateral under the loan agreement. We are currently not in compliance with the minimum tangible net worth covenant as measured at the end of each of September 30, 2005, and October 31, 2005, and will likely determine that we were in violation as of November 30, 2005. We are currently in discussions with Silicon Valley Bank to obtain a retroactive waiver of these defaults as well as an amendment to the loan and security agreement to lower our requirements under the minimum tangible net worth covenant. Unless and until we obtain such a waiver and or amendment, Silicon Valley Bank has the right to take any of the actions referenced above, including, without limitation, declaring our loan immediately due and payable. We can offer no assurances that we will be able to obtain such a waiver and amendment from Silicon Valley Bank. In the event that Silicon Valley Bank declares the term loan and/or revolving loan immediately due and payable or seeks to foreclose on any of our assets, it would likely have a material adverse affect on our liquidity, our financial position and our results of operations.

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

We could lose our ability to produce and sell our InstantOffice products if our license agreement for certain patents acquired in the acquisition of the assets of Vertical Networks is terminated.

As part of our agreement to acquire the assets of Vertical Networks, we entered into a separate agreement with Vertical Networks on September 28, 2004. The license agreement, among other things, granted us the license to use certain patents held by Vertical Networks. On November 4, 2005, we received a notice from CIPH claiming that we have materially breached certain terms of the license agreement. We provided CIPH with a response disputing this claim with the hope of amicably resolving this dispute. We received a letter dated December 8, 2005 from CIPH claiming that we had failed to remedy this alleged breach in the time specified under the license agreement and notifying us that CIPH was terminating the license agreement for the licensed patents. Should CIPH prevail in their claim that we have materially breached the license agreement and that this breach resulted in their ability to so terminate the license agreement, we could be precluded from using the licensed patents. Our inability to use the licensed patents would limit our ability to produce and sell our InstantOffice products, or might necessitate licensing or developing alternate technology, any of which would have a material adverse effect on our financial condition and results of operation.

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

As part of our agreement to acquire the assets of Vertical Networks, we entered into a separate agreement with Vertical Networks on September 28, 2004 (the “License Agreement”). The License Agreement, among other things, granted us the license to use certain patents held by Vertical Networks (the “Licensed Patents”). On November 4, 2005, we received a notice from CIPH claiming that we have materially breached certain terms of the License Agreement. We provided CIPH with a response disputing this claim with the hope of amicably resolving this dispute. We received a letter dated December 8, 2005 from CIPH claiming that we had failed to remedy this alleged breach in the time specified under the License Agreement and notifying us that CIPH was terminating the License Agreement for the Licensed Patents. We are investigating their claim and intend to vigorously defend all of our rights under the License Agreement. However, should CIPH prevail in their claim that we have materially breached the License Agreement and that this breach resulted in their ability to so terminate the License Agreement, we could be precluded from using the Licensed Patents. Our inability to use the Licensed Patents would limit our ability to produce and sell our InstantOffice products, or might necessitate licensing or developing alternate technology, any of which would have a material adverse effect on our financial condition and results of operation.

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