Form 10-Q
period 2005-12-31
ARTISOFT INC
filed 2006-02-21
CIK 877931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.)

Large Accelerated Filer  ☐        Accelerated Filer  ☐        Non –accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class of Common Stock	Shares Outstanding as of February 14, 2006
Common Stock, $0.01 par value per share	45,808,862

ARTISOFT, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.—FINANCIAL STATEMENTS

ARTISOFT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2005	June 30, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,196	$4,880
Trade receivables, net of allowances of $770 and $423, respectively	11,606	5,887
Inventories, net	5,457	1,686
Prepaid expenses	2,244	737
Deferred costs	3,144	2,738
Restricted cash	1,130	1,145

Total current assets	25,777	17,073

Property and equipment	4,602	6,114
Less accumulated depreciation and amortization	(1,938)	(4,663)

Net property and equipment	2,664	1,451

Goodwill	23,836	13,020
Intangible assets, net of accumulated amortization	7,342	3,648
Deferred costs – long term	5,922	7,243
Other assets	142	263

Total assets	$65,683	$42,698

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,323	$4,134
Accrued liabilities	8,652	3,473
Deferred revenue	9,191	7,697
Customer deposits	176	176
Current portion of long term debt	11,474	—

Total current liabilities	32,816	15,480

Deferred Revenue-long term	11,708	12,727
Deferred tax liability	500	257
Capital lease obligations	27	—

Total liabilities	45,051	28,464

Shareholders’ equity:
Preferred stock, $1.00 par value, authorized 11,433,600 shares.	—	—
Series A preferred stock, $1.00 par value, authorized 50,000 Series A shares; no Series A shares issued at December 31, 2005 or June 30, 2005.
Series B preferred stock, $1.00 par value, authorized 2,800,000 Series B shares; no Series B shares issued or outstanding at December 31, 2005 or June 30, 2005.	—	—
Series C preferred stock, authorized 2,627,002 shares; no shares issued or outstanding at December 31, 2005 or June 30, 2005.	—	—
Series D preferred stock, authorized 5,000 shares; no shares issued or outstanding at December, 2005 or June 30, 2005	—	—
Common stock, $.01 par value per share. Authorized 50,000,000 shares; issued and outstanding 45,777,309 shares at December 31, 2005 and 36,612,765 at June 30, 2005	458	366
Accumulated other comprehensive income	(23)	4
Additional paid-in capital	88,893	151,842
Accumulated deficit	(68,128)	(59,411)
Deferred compensation	—	(8,243)
Deferred Toshiba equity cost	(568)	(644)
Less treasury stock, at cost, 0 shares and 2,216,783 shares of common stock, respectively	—	(69,680)

Net shareholders’ equity	20,632	14,234

	$65,683	$42,698

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ARTISOFT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Net revenue	$16,306	$4,668	26,193	7,602
Cost of sales	8,441	934	12,087	1,299

Gross profit	7,865	3,734	14,106	6,303
Operating expenses:
Sales and marketing	4,713	3,359	8,652	5,157
Product development	2,928	2,338	5,923	3,211
General and administrative	4,834	1,558	7,257	2,860
Amortization of intangible assets	302	222	481	222

Total operating expenses	12,777	7,477	22,313	11,450

Loss from operations	(4,912)	(3,743)	(8,207)	(5,147)
Other income, net	(284)	23	(267)	26

Loss before provision for income tax	(5,196)	(3,720)	(8,474)	(5,121)
Provision for income taxes	(159)	(84)	(243)	(89)

Net loss	(5,355)	(3,804)	(8,717)	(5,210)

Series C preferred deemed dividend	—	—	—	(1,368)
Series B preferred deemed dividend	—	—	—	(100)
Net loss applicable to common shareholders	$(5,355)	$(3,804)	(8,717)	(6,678)
Net loss applicable to common shareholders per share—basic and diluted	$(0.12)	$(0.11)	(0.22)	(.35)
Weighted average common shares outstanding—basic and diluted	45,799	33,981	40,260	19,344

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ARTISOFT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(8,717)	$(5,210)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,274	480
Amortization of deferred Toshiba equity costs	76	166
Non-cash compensation	2,196	634
Deferred tax liability	243	89
Non-cash changes in accounts receivable allowances	615	71
Changes in assets and liabilities:
Trade accounts receivables	(3,176)	(3,170)
Other receivables	—	4
Inventories	769	(348)
Prepaid expenses	843	283
Deferred costs	915	(3,335)
Other assets	(20)	(44)
Accounts payable	(2,025)	(4)
Accrued liabilities	2,164	(358)
Deferred revenue	475	4,990
Customer deposits	—	(3)

Net cash used in operating activities	(4,368)	(5,755)

Cash flows from investing activities:
Cash used for acquisitions net of cash acquired	(19,249)	(13,227)
Purchases of property and equipment	(556)	(726)
Increase in other restricted cash	(251)	—
Restricted cash payable to Vertical Networks shareholders	—	(1,000)

Net cash used in investing activities	(20,056)	(14,953)

Cash flows from financing activities:
Payments of capital lease obligations	(5)	—
Proceeds from bank term loan	2,000	—
Net proceeds from bank revolver facility	6,903	—
Proceeds from issuance of common stock 26	12,869	26,241

Net cash provided by financing activities	21,767	26,241

Effect of foreign currency exchange rates	(27)	—

Net (decrease) increase in cash and cash equivalents	(2,684)	5,533
Cash and cash equivalents at beginning of period	4,880	2,747
Cash and cash equivalents at end of period	$2,196	$8,280
SUPPLEMENTAL CASH FLOW INFORMATION:
Non cash dividend to series C preferred shareholders	—	1,368
Non cash dividend to series B preferred shareholders	—	100
Restricted cash released to Vertical Networks shareholders	416	—
Cash paid for taxes	—	—
Cash paid for interest	174	—

On September 28, 2004 the Company acquired the assets of Vertical Networks and on September 28, 2005 the Company acquired the assets of Comdial Corporation as follows (see Note 4)

Accounts receivable	$3,158	$3,792
Inventory	4,540	1,308
Other current assets	2,248	315
Property and equipment	1,285	395
Other assets	150	89
Intangible assets	4,300	4,300
Goodwill	9,190	13,020
Cash used in acquisitions, net of cash acquired	(19,249)	(13,227)

	5,622	9,992
Note payable to Comdial Corporation	(2,500)	—
Accrued direct acquisition costs	—	—

Liabilities assumed	3,122	9,992

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ARTISOFT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

Artisoft, Inc., currently doing business as Vertical Communications, Inc. (the “Company”, “we”, “our”, “us” or the “Registrant”), develops, markets and sells business phone systems, software, hardware and associated services. We sell our products through distributors, resellers and system integrators such as AT&T, Fujitsu, IBM, and Graybar, and we engage in alliances with those parties and other technology vendors to assist us in selling and marketing our products. Most of our end user customers rely upon resellers or systems integrators to implement our products, and these resellers and systems integrators can significantly influence our customers’ purchasing decisions. We market and sell our products in the United States, Europe and Latin America. We also have distributor relationships in Africa, Asia, Australia and the Middle East.

The unaudited condensed consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The balance sheet amounts at June 30, 2005 in this report were derived from our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005. In the opinion of management, the accompanying financial statements include all adjustments of a normal recurring nature, which are necessary for a fair presentation of the financial results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although we believe that the disclosures are adequate to make the information presented not misleading, we recommend that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 on file with the SEC. The results of operations for the three and six months ended December 31, 2005 are not necessarily indicative of the results to be expected for the full year or any other future periods.

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Areas where significant judgments are made include, but are not limited to, revenue recognition, as well as the accounting for our recent acquisition of the assets of Comdial Corporation as discussed below. Actual results could differ materially from these estimates. The accounting policies applied are consistent with those disclosed in our Annual Report on Form 10-K as disclosed in Note 1.

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

Acquisition of the Assets of Comdial Corporation

On September 28, 2005, pursuant to approval of the United State Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), we, through our subsidiary Vertical Communications Acquisitions Corporation (“Acquisition Sub”) acquired certain assets and assumed certain liabilities of Comdial Corporation (“Comdial” and the “Comdial Acquisition”).

Comdial was a manufacturer and distributor of telephone systems targeted to small to midsize businesses, branch or regional offices of large organizations, national retailers, government agencies, and education campuses. The purchase price consisted of $18.6 million in cash plus a $2.5 million 8% secured subordinated promissory note which matures on September 27, 2006 (the “Comdial Note”). The Comdial Note is secured by all of our assets, and is junior in interest to any security interest granted with respect to any of our current or future indebtedness owed to Silicon Valley Bank (“SVB”), including, without limitation, amounts owing under the debt financing, up to a maximum of $9 million plus principal amounts in connection with any existing cash secured credit extensions (including letters of credit and cash management services) in an amount not to exceed $0.5 million. The operational results of this acquisition have been included in all periods since September 28, 2005, the date that the Comdial Acquisition was consummated.

(2) RESTATEMENT

In September 2004, Artisoft granted stock options to its executives and employees, including new employees hired that month as a result of the acquisition of Vertical Networks. These options were granted with a strike price 15%, or 17 cents below the price of shares sold as part of the 2004 Equity Financing which was completed at the same time at a per share price of $1.1386 per share. Initially, no stock based compensation or deferred compensation expense was recorded for these grants, and the discount to the presumed basis of $1.1386 per share price was determined to create a non-material stock-based compensation expense under APB 25.

The Company subsequently determined that under APB 25, in computing the intrinsic value of the stock underlying the stock options granted in September 2004, the Company should have used the undiscounted market value on the day of the grant. This value was determined to be $2.85 per share. This intrinsic value yields a discount of $1.88 per share for the options that were granted in September 2004. This substantial discount yields an initial deferred compensation of $10.1 million, and a stock-based compensation expense of $634 thousand per quarter based on the four year vesting schedule of the stock options in question.

The Company has restated the financial statements for the quarters ended September 30, 2004, December 31, 2004 and March 31, 2005 to reflect the correct deferred compensation balance at the end of each quarter, as well as the stock-based compensation expense that should have been recorded in each quarter.

The principal adjustments to restate the financial statements for the quarter ended December 31, 2004 are as follows:

Balance Sheet

The Balance Sheet impact of the changes discussed above include a reduction of Additional Paid in Capital of $10.1 million, and increase in the Accumulated Deficit of $634 thousand and the creation of a Deferred Compensation in Shareholders Equity of $9.5 million, all as of December 31, 2004. The unamortized deferred compensation as of June 30, 2005 was reversed upon the Company’s adoption of SFAS No. 123R on July 1, 2005 (see Note 3).

Statement of Operations

The Statement of Operations impact of the changes discussed above include an increase in Operating Expenses of $634 thousand, and a resulting increase in the Operating Loss, Net Loss and Loss Applicable to Common Shareholders of $634 thousand, for both the three and six month periods ended December 31, 2004.

(3) SIGNIFICANT ACCOUNTING POLICIES

Stock-Based Compensation

On July 1, 2005, we adopted the provisions of FASB Statement No. 123 (revised 2004) Accounting for Stock-Based Compensation (“SFAS No. 123R”) and elected to use the modified prospective transition method. The modified prospective transition method requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption. As a part of this adoption method, prior periods are not restated. Prior to the adoption of SFAS No. 123R, we used the intrinsic-value based method to account for stock options and made charges against earnings with respect to options granted.

Prior to July 1, 2005, the Company applied Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees in accounting for its stock incentive plan and accordingly, compensation cost was recognized for its stock options in the financial statements when the exercise price was below the fair market value. During the three and six months ended December 31, 2004, $634 thousand of stock-based compensation cost was recorded under the intrinsic value based method. Had the Company determined compensation cost in all periods based on the fair value at the grant date for its stock options under SFAS No. 123R, the Company’s net loss and net loss per common equivalent share for the three and six months ended December 31, 2005, and 2004 would have been increased to the pro forma amounts indicated below (in thousands, except per share prices):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Reported net loss applicable to common shareholders	$(5,355)	$(3,804)	$(8,717)	$(6,678)
Stock based compensation expense included in reported net loss	$1,028	$634	$2,196	$634
Stock based compensation expense determined under fair value method for all awards	$(1,028)	$(1,238)	$(2,196)	$(1,649)
Pro forma net loss applicable to common shareholders	$(5,355)	$(4,408)	$(8,717)	$(7,693)
Reported loss per share applicable to common shareholders	$(.12)	$(.11)	$(0.22)	$(.35)
Pro forma loss per share applicable to common shareholders	$(.12)	$(.13)	$(0.22)	$(.40)

The adoption of SFAS No. 123R reduced income from operations and net income for the three and six months ended December 31, 2005 by $1.0 million ($0.02 per basic and diluted share) and $2.2 million ($0.05) per basic and diluted share), respectively. The adoption of this Statement had no effect on the Statement of Cash Flows for the six months ended December 31, 2005.

The following table summarizes the allocation of stock-based compensation from employee stock options included in operating expenses by line item in the Unaudited Consolidated Condensed Statements of Operations for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
		As Restated		As Restated
Sales and marketing	$237	$205	$506	$205
Product development	$339	$281	$724	$281
General and administrative	$452	$148	$966	$148

Total	$1,028	$634	$2,196	$634

Generally, options become exercisable over a four-year period commencing on the date of the grant. Options granted prior to and after September 28, 2004 vest 25% at the first anniversary of the grant date with the remaining 75% vesting in equal monthly increments over the remaining three years of the vesting period. Options granted on September 28, 2004 vest 2.08333% monthly. In computing stock based compensation, we apply an estimated forfeiture rate based on actual forfeitures in our recent history. The fair value of options granted was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal 2006	Fiscal 2005
Expected dividend yield	0%	0%
Volatility factor	115%	115%
Risk free interest rate	4.1%	3.45%
Expected life	6 Years	6 Years

For the three months ended December 31, 2005 stock options issued, exercised and forfeited were 0,29,605 and 402,467, respectively. For the six months ended December 31, 2005, stock options issued, exercised and forfeited were 0,61,180 and 533,488 respectively.

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

(4) ACQUISITIONS AND RELATED FINANCINGS

Vertical Networks, Inc.

On September 28, 2004, we acquired substantially all of the assets, other than patents and patent rights and most of the liabilities, of Vertical Networks. Vertical Networks was a leading provider of distributed IP-PBX software and communications solutions to large enterprises. We also received a patent license for the use of all of Vertical Networks’ patents and patent applications other than Vertical Networks’ rights under specified patents that do not relate to the business we purchased. In addition, we assumed specific liabilities of Vertical Networks.

The purchase price for Vertical Networks consisted of: $12.5 million in cash, paid at closing, with an additional $1.0 million held in escrow to secure Vertical Networks’ indemnification obligations to us, $1.0 million in transaction costs, the assumption of most liabilities of Vertical Networks and an earnout provision of up to $5.5 million. The earnout obligation is equal to the first $5.5 million of non-refundable software license revenues collected by us from CVS Pharmacy, Inc. (“CVS”) in connection with a specific contract which provided CVS with software to be used in connection with, among other things, a rapid prescription refill project that CVS is implementing. We have paid $0.7 of the earn-out provision and accrued an additional $1.2 million of the earn-out provision to date, all of which is included in the purchase price table below. The balance of the potential earn-out, $3.6 million has been excluded. As of December 31, 2005, we made a $0.6 million claim against the escrow and released the balance to Vertical Networks. The $0.6 million held in escrow is presented on the Consolidated Balance Sheet as Restricted Cash and the $0.4 million that was released is included in the table below. The remaining contingent payments will be recorded as a component of the purchase price if and when the related contingencies are resolved.

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

In connection with, or prior to the 2004 Equity Financing, the holders of all shares of our preferred stock converted those shares into common stock. Following the issuance and sale of common stock in the 2004 Equity Financing and the conversions of our preferred stock to common stock, as at December 31, 2005, M/C Venture Partners is the largest beneficial holder of our common stock, currently with a 48.5% beneficial ownership interest.

We agreed to register, under the Securities Act of 1933, as amended (the “Securities Act”), the shares issued and sold in the 2004 Equity Financing, for resale by the investors in this financing (the “2004 Investors”). We agreed to file with the SEC the registration statement with respect to this registration by November 12, 2004 and to use our best efforts to cause the registration statement to become effective on or before December 31, 2004. Since the registration statement was not declared effective by the SEC prior to March 31, 2005, we were required to pay each 2004 Investor monthly liquidated damages in an amount equal to 1% per month of the aggregate purchase price paid by each investor under the purchase agreement (not to exceed 9% of such purchase price, in the aggregate). Commencing in April 2005, the fee resulting from each month of delay in achieving effective registration of the shares was $275,000 per month, and accordingly, we have recorded an expense and corresponding accrual of $1,375,000 through August 2005.

In lieu of a payment of the accrued liquidated damages under the 2004 Equity Financing, we issued warrants for the purchase of our common stock on September 28, 2005 to the 2004 Investors (the “New Warrants”). Each New Warrant has a term of exercise expiring on September 28, 2010. The number of shares issuable upon exercise is subject to adjustment in the case of any stock dividend, stock split, combination, capital reorganization, reclassification or merger or consolidation. The New Warrants are exercisable at any time prior to the expiration date by delivering the warrant certificate to us, together with a completed election to exercise and payment of the exercise price, which is equal to $0.01 per share of common stock. The New Warrants contain a “net exercise” feature under which we do not receive any cash, but rather, the number of shares issued upon exercise is net of the number of shares withheld by us pursuant to a formula, with the result that if all holders of New Warrants elect to use the net exercise feature, we would issue an aggregate of 1,202,728 shares of common stock. Upon the filing of the certificate of amendment to effect an amendment to our Certificate of Incorporation to increase the authorized number of our common stock to 250,000,000 shares, allowing us to issue shares to fulfill the exercise of the New Warrants (the “Capitalization Amendment”), the New Warrants will be automatically exercised in a cashless exercise. If the Capitalization Amendment is not completed by April 15, 2006 the holders of the New Warrants will be entitled to a cash settlement in the amount of $1,375,000 in lieu of warrants. In accordance with Emerging Issues Task Force Issue 00-19 Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock we have recorded the New Warrants as an accrued liability in the amount of $1,375,000 at December 31, 2005.

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

Values at December 31, 2005
(millions)
Cash	$0.3
Accounts receivable net	3.8
Inventory, net	1.3
Other current assets	0.3
Property and equipment	0.4
Other Assets	0.1
Intangible assets	4.3
Goodwill	14.6
Accounts payable	(4.8)
Accrued expenses	(2.3)
Other current liabilities	(0.3)
Deferred revenue	(2.6)

Total Purchase Price	$15.1

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

The following pro forma unaudited condensed financial information gives effect to our acquisition of Vertical Networks as if it had occurred on July 1, of each period presented. The following information is based on historical results of our operations for the three months ended December 31, 2005 and 2004 and of Vertical Networks for the same historical period. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of the consolidated company that would have actually occurred had the acquisition of Vertical Networks been effected as of July 1, 2004.

	Six Months Ended December 31, 2004
	Artisoft	Vertical Networks	Pro Forma Adjustments	Pro Forma as Adjusted
Net product revenue	7,602	3,923	(447)	11,078
Net (loss)/income	(5,210)	(1,181)	(602)	(6,359)

Net (loss)/income applicable to common shareholders	(6,678)	(1,181)	(602)	(7,827)
Net loss applicable to common stock – Basic and Diluted	(0.34)	(0.25)		(0.40)

The following adjustments have been reflected in the above pro forma condensed financial information to adjust Vertical Network’s historical reported revenues from the sale of telephone systems to the amount that would have been reported under our revenue recognition policy:

(a) In 2002 and 2003, Vertical Networks entered into multiple element arrangements consisting of an extended warranty arrangement, software license agreements with rights for updates and upgrades on a when and if available basis and an agreement to specify pricing of uncommitted future telephone systems. Under Vertical Networks’ policy, the extended warranty and software license arrangements were recognized over the term of the arrangements. The telephone system pricing agreement was assessed for significant and incremental discounts and future telephone systems were recognized upon shipment if all other revenue recognition criteria of SAB 104 had been met.

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

(b) Prior to the our acquisition of Vertical Networks, Vertical Networks had deferred revenue relating to certain software licenses, extended software support arrangements and an extended hardware warranty arrangement over the terms of the support arrangements. We evaluated its legal obligation that would have been assumed under these contracts if the acquisition had occurred on July 1, 2003 and estimated the fair value of this assumed liability. In arriving at the pro forma adjusted numbers above, the recorded value of the deferred revenue on July 1, 2003 was reduced by $5.4 million to reflect the fair value of the deferred revenue and the related amortization to revenue was similarly reduced by $0.2 million per quarter.

The value of intangible assets we acquired as part of the acquisition of Vertical Networks was based upon the fair value of those assets on the acquisition date. Three amortizable intangible assets were identified: existing technology, existing customer contracts, and other anticipated revenue from existing customers. The total amortizable intangible assets value was determined to be $4.3 million, and each of the three elements of the intangible assets were determined to have a 5 year life. Accordingly, these intangible assets will be amortized over a 5 year period. The pro-forma adjustment reflects this amortization over the periods presented.

(c) An income tax expense has been recorded against earnings to reflect the tax benefit received from amortizing goodwill for income tax purposes over a 15 year life. All periods presented include this tax charge.

Comdial Corporation

On September 28, 2005, we completed the acquisition of substantially all of the assets of Comdial (the “Comdial Assets”) from Comdial, pursuant to the terms of an asset purchase agreement entered into on September 1, 2005.

The Comdial Assets include all of Comdial’s intellectual property, fixed assets, equipment, inventories, accounts receivable, rights under contracts and leases, cash and other current assets.

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

We also assumed certain liabilities of Comdial such as post petition ordinary course trade payables outstanding as of the acquisition date, certain employee related obligations, and certain customer related obligations and liabilities related to certain assumed executory contracts. In addition, we assumed pre-petition and post petition obligations under remaining unfulfilled purchase orders outstanding as of the closing date. The amount of the liabilities we assumed as of September 28, 2005 was approximately $8.9 million, which includes $6.0 million in open purchase order obligations.

The following table represents the allocation of the purchase price for our acquisition of Comdial over the fair value of the assets acquired and liabilities assumed at the date of acquisition.

Fair Values at December 31, 2005 (millions)
Cash	$0.2
Accounts Receivable, net	$3.2
Inventory, net	$4.5
Other Current Assets	$2.2
Property and Equipment	$1.3
Intangible assets	$4.3
Goodwill	$9.2
Accounts Payable	$(0.2)
Accrued Expenses	$(1.0)
Other Current Liabilities	$(1.9)

Net assets acquired	$21.8

The values of current assets and liabilities were based upon their historical costs on the date of acquisition due to their short-term nature. Property and equipment was also valued based upon its historical cost as there was no appreciated real estate and the historical costs of the office equipment, furniture and machinery most closely approximated fair value. The identified intangible assets were valued at their fair value as of the acquisition date. The excess purchase price was recorded to goodwill based upon the following factors: the value acquired in the form of additional scale and economies of scale resulting from the size of the combined entity, the value of the assembled workforce, especially the sales, engineering and operations personnel who have continued as part of the acquired business and the ability to leverage existing, owned technology over the acquired products.

The following are the identifiable intangible assets acquired and the respective periods over which the assets will be amortized on a straight-line basis:

	AMOUNT	LIFE
	(IN THOUSANDS)	(IN YEARS)
Trade names/Trademarks	$200	1
Customer relationships	$3,300	10
Existing technology	800	5

	$4,300

The amounts assigned to identifiable intangible assets acquired was based on their respective fair values determined as of the acquisition date. The valuation is preliminary and is subject to change. The excess of the purchase price over the tangible and identifiable intangible assets was recorded as goodwill and amounted to approximately $9.2 million. In accordance with current accounting standards, the goodwill is not being amortized and will be tested for impairment annually in the fourth quarter of our fiscal year, as required by SFAS No. 142 or more often if impairment indicators arise.

The following pro forma unaudited condensed financial information gives effect to our acquisition of Comdial as if it had occurred on July 1, of each period presented. The following information is based on historical results of our operations for the three and six months ended December 31, 2005 and 2004 and of Comdial for the same historical period. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of the consolidated company that would have actually occurred had the acquisition of Comdial been effected as of July 1 for each period presented. The unaudited pro forma combined financial data and related notes thereto should be read in conjunction with our Management’s Discussion and Analysis of Financial Condition and Results of Operations as previously filed on our Form 10-K for the year ended June 30, 2005 and the historical consolidated financial statements of Comdial as filed in our Form 8-K/A filed November 14, 2005.

	Three Months Ended December 31, 2005 Combined	Three Months Ended December 31, 2004
		Artisoft	Comdial	Pro Forma Adjustment	Combined Pro Forma as Adjusted
Net product revenue	16,306	4,668	9,293		13,961
Net (loss)/income	(5,355)	(3,804)	(2,496)	(409)	(6,709)
Net (loss)/income applicable to common shareholders	(5,355)	(3,804)	(2,496)	(409)	(6,709)
Net loss applicable to common stock – Basic and Diluted	(0.12)	(0.11)			(0.20)

	Six Months Ended December 31, 2005				Six Months Ended December 31, 2004
	Artisoft	Comdial	Pro Forma Adjustments	Pro Forma as Adjusted	Artisoft	Comdial	Pro Forma Adjustment	Pro Forma as Adjusted
Net product revenue	26,193	8,969		35,162	7,602	21,206		28,808
Net (loss)/income	(8,717)	(2,806)	(409)	(11,932)	(5,210)	(3,128)	(818)	(9,156)
(Loss)/income applicable to common shareholders	(8,717)	(2,806)	(409)	(11,932)	(6,678)	(3,128)	(818)	(10,624)
Loss applicable to common stock – Basic and Diluted	(0.22)			(0.30)	(0.35)			(0.55)

The pro forma adjustments include the amortization expense for the acquired identifiable intangible assets, of approximately $0.1 million per quarter, and the interest expense for the amounts borrowed to finance the acquisition of approximately $0.2 million. An income tax expense has been recorded on the goodwill valuation of $9.2 million over a 15 year lie. All periods presented include this tax charge.

(5) LIQUIDITY

We have incurred losses and negative cash flows from operations in every fiscal period since 1996 and have an accumulated deficit, including non-cash equity charges, of $68 million as of December 31, 2005. For the three months ended December 31, 2005 we incurred a net loss of approximately $5.4 million and negative cash flows from operations of approximately $4.4 million. Our management expects that operating losses and negative cash flows will continue in the near future. As a result of the projected negative cash flow trends and in order to finance operating activities, management determined that we required an additional capital infusion to support our negative cash flow from operations. Accordingly, on February 9, 2006, we completed the sale of 5,000 shares of preferred stock resulting in aggregate proceeds to the company of $5.0 million. Please see Note 13 “Subsequent Events” for a complete description of this financing. We anticipate that, with the proceeds of this equity offering and available cash of $2.2 million at December 31, 2005, we will meet our anticipated cash requirements for the next twelve months. We will also utilize available borrowing under a revolving line of credit with SVB. Please see Note 10 “Debt” for details on this line of credit. Management hopes to increase our revenue and improve our cash flows in the foreseeable future. However, there can be no assurance that the available cash and increased revenues, if we are able to achieve them, will be sufficient to meet our cash requirements. If we are unable to satisfy such cash requirements from these sources, our ability to continue as a going concern and to achieve our intended business objectives could be adversely affected. In such case, we could be required to adopt one or more alternatives, such as reducing or delaying marketing and promotional activities, reducing or delaying capital expenditures, developing restructuring plans to reduce discretionary costs deemed nonessential, and raising additional cash through the sale of our capital stock or increasing our debt. There can be no assurance that any such additional financing will be available when needed or on acceptable terms to allow us to successfully achieve our operating plan or fund future investment in our product lines.

(6) PREFERRED STOCK

Series A Preferred Stock. Prior to September 28, 2004, we had authorized 11,433,600 shares of preferred stock par value $1.00 per share, of which 5,427,002 shares had been issued as of June 30, 2004. On December 6, 1994, our board of directors authorized the designation and reservation of 50,000 shares of preferred stock as “Series A Participating Preferred Stock” subject to a Rights Agreement dated December 23, 1994. The reserved shares were to be automatically adjusted to reserve such number of shares as may be required in accordance with the provisions of the Series A Participating Preferred Stock and the Rights Agreement. The Rights Agreement was to expire in December 2004. In connection with the issuance of the Series B convertible preferred stock in 2001, our board of directors terminated the Rights Agreement effective December 31, 2001.

2001 Financing Series B Preferred Stock. In August and November 2001, we issued and sold an aggregate of 2,800,000 shares of our Series B convertible preferred stock (the “Series B Preferred Stock) to investors in a private placement at a per share price equal to $2.50. The investors also received warrants to purchase up to 466,666 shares of our common stock at an initial per share exercise price equal to $1.50 (the “2001 Warrants”). Gross proceeds from the financing were $7.0 million.

Each share of Series B preferred stock was initially convertible into one-sixth of a share of common stock, subject to adjustment. Under certain circumstances, we had the right to effect the automatic conversion of the Series B Preferred Stock to common stock in the event the closing per share bid price of the common stock exceeds $30.00 for 30 consecutive trading days. Prior to the 2004 Equity Financing, all shares of Series B Preferred Stock were converted to common stock.

The holders of the Series B Preferred Stock, as a class, were also initially entitled to elect two of our directors. In August 2002, the holders of our series B Preferred Stock exercised this right, in part, to elect Robert J. Majteles one of our directors.

The 2001 Warrants will expire on September 30, 2006. The expiration date, the per share exercise price and the number of shares issueable upon exercise of the 2001 Warrants were initially subject to adjustment in certain events. Following the 2004 Equity Financing, the per share exercise price of the 2001 Warrants is $1.1386, and the per share exercise price and the number of shares issueable upon exercise of the 2001 Warrants are no longer subject to adjustment. The 2001 Warrants have a call provision that provides that if the closing per share bid price of the common stock exceeds $45.00 for 30 consecutive trading days and certain other conditions are met, we have the right to require the 2001 Warrant holders to exercise their warrants for Common Stock.

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

2003 Financing, Series C Preferred Stock. In September 2003, we issued and sold an aggregate of 2,627,002 shares of Series C convertible preferred stock (the “Series C Preferred Stock”) to investors in a private placement at a per share price equal to $1.50. The investors also received warrants to purchase up to 2,627,002 shares of our common stock at a per share exercise price equal to $1.88 (the “2003 Warrants”). Gross proceeds from the financing were $3.9 million.

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

The 2003 Warrants will expire on June 27, 2010. The expiration date, the per share exercise price and the number of shares issuable upon exercise of the 2003 Warrants were initially subject to adjustment in certain events. Following the September 2004 Equity Financing, the per share exercise price of the 2003 Warrants is $1.1386, and the per share exercise price and the number of shares issuable upon exercise of the 2003 Warrants are no longer subject to adjustment. Prior to the 2004 Equity Financing, the remaining outstanding Series C Preferred Stock was converted into Common Stock at a rate of one share of Common Stock for each share of Series C Preferred Stock.

As a result of the sale of Common Stock in the 2004 Equity Financing, the exercise price of all of the 2001 and 2003 Warrants was reduced to $1.1386 per share pursuant to the terms of those warrants. Immediately prior to the sale of Common Stock under the 2004 Stock Purchase Agreement, the exercise price of the 2001 Warrants was $1.50 per share, and the exercise price of the 2003 Warrants was $1.88 per share. The reduction of the exercise price of these warrants resulted in the recording of a non-cash deemed dividend equal to approximately $1.5 million in the first quarter of fiscal 2005. Additionally, under a consent, amendment and waiver agreement, (the “2004 Consent”), all warrants issued in the 2001 and 2003 financings were amended to delete the price protection provisions of those warrants. Therefore, as so amended, the per share exercise price of those warrants will no longer be subject to adjustment in the event of future sales of our securities, except for customary adjustments for stock splits, dividends, recapitalizations and other similar transactions.

(7) EQUITY

On September 28, 2004 and October 1, 2004, we sold a total of 24,159,468 shares of our Common Stock at a per share purchase price of $1.1386 to several investors, including M/C Venture Partners, under the terms of the 2004 Stock Purchase Agreement. In connection with, or prior to the financing, the holders of all shares of our preferred stock converted those shares into Common Stock.

On September 28, 2005 we sold a total of 11,329,785 shares of common stock at per share purchase price of $1.1386, under the terms of the 2005 Stock Purchase Agreement. Following the issuance and sale of common stock in the financing and the conversions of ours preferred stock to common stock, M/C Venture Partners continues as the largest beneficial holder of our common stock, with a 48.7% beneficial ownership interest.

As a result of these and previous financings we entered into arrangements with certain parties to register shares of our Common Stock pursuant to the following agreements:

•	Registration Rights Agreement, dated August 8, 2001 (the “2001 Agreement”) related to the Series B Preferred Stock financing;

•	Registration Rights Agreement, dated September 27, 2002 (the “2002 Agreement”);

•	Registration Rights Agreement, dated June 27, 2003, (the “2003 Agreement,” together with the 2001 Agreement and the 2002 Agreement, the “Prior Agreements”) related to the Series C Preferred Stock financing; and

•	the 2004 Stock Purchase Agreement.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Antidilutive potential common shares excluded from net loss per share (thousands)	9,319	3,721	10,184	6,597

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

We warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer for 90 days. We warrant that our maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. Additionally, we warrant that our hardware products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the products to the customer for one year, with the exception of shipments to one customer which was offered warranties that expire sixteen months after the date of shipment, and there are extended warranty agreements with other customers that allows those customers to submit warranty claims after the initial one-year period. We have no liabilities recorded for these agreements since any warranty claims will be expensed as they occur to match the associated deferred revenue amortization. We provide for the estimated cost of hardware product warranties based on specific warranty claims and claim history. If necessary, we would provide for the estimated cost of the software and services warranties based on specific warranty claims and claim history, however, we have never incurred any significant expenses under our product or service warranties.

(10) DEBT

The Company financed a portion of the purchase price for the Comdial Assets (the “2005 Debt Financing”) by entering into a loan agreement with SVB on September 28, 2005 (the “SVB Loan Agreement”). The SVB Loan Agreement terms provide the Company with a revolving line of credit in an amount not to exceed $7,000,000 (the “Revolving Loan”), as well as a $2,000,000 term loan (the “Term Loan”). The Revolving Loan matures and the principal balance thereof is payable in full, on September 27, 2006. The Term Loan is payable in monthly principal installments of $133,333 plus interest, due beginning July 31, 2006 through and until the maturity date of September 26, 2007. Borrowing availability under the Revolving Loan is based on the amount of the Company’s accounts receivable.

For both the Term Loan and the Revolving Loan, interest shall accrue at a rate per annum equal to the “Prime Rate” in effect from time to time, plus 1.50% per annum. However during the period beginning on September 28, 2005 and continuing until September 30, 2006, interest under the Term Loan shall accrue a rate per annum equal to the “Prime Rate” in effect from time to time plus 2.00% per annum. Thereafter, interest shall accrue on the Term Loan at a rate equal to the “Prime Rate” in effect from time to time, plus (a) 2.00% per annum if the Company’s previous quarter’s Fixed Charge Coverage Ratio (“FCCR”) is less than or equal to 2.00 to 1.00, or (b) 1.50% per annum if the Company’s previous quarter’s FCCR is greater than or equal to 2.00 to 1.00, each as determined by SVB in accordance with generally accepted accounting principles. Pricing adjustments shall be effective no later than three business days after SVB’s receipt of satisfactory financial reporting and shall remain effective until receipt by SVB of financial statements for such next successive quarter. Interest in all circumstances shall be calculated on the basis of a 360-day year for the actual number of days elapsed. “Prime Rate” means the greater of (i) 6.50%, or (ii) the rate announced from time to time by SVB as its “prime rate;” it is a base rate upon which other rates charged by SVB are based, and it is not necessarily the best rate available at SVB. The interest rate applicable to the outstanding obligations shall change on each date there is a change in the Prime Rate. Regardless of the amount of obligations that may be outstanding from time to time under the SVB Loan Agreement, the Company is obligated to make minimum monthly interest payments to SVB equal to $15,000 during the term of this Agreement.

The Company’s obligations under the SVB Loan Agreement are secured by all of the assets of the Company, including the Comdial Assets. These include accounts receivable, inventory, equipment, intellectual property, all claims, credit balances, proceeds (including proceeds of any insurance policies, proceeds of proceeds and claims against third parties), and all products, books and records related to such assets.

On September 28, 2005 (the “Closing Date”) we also executed a secured promissory note in the aggregate principal amount of $2,500,000 (the “Comdial Note”). The Comdial Note bears interest at the rate of 8% per annum and matures on the first anniversary of the Closing Date. The Comdial Note is secured by all our assets, and is junior in interest to any security interest granted with respect to any current or future indebtedness of the Company owed to SVB, including, without limitation, amounts owing under the 2005 Debt Financing, up to $9,000,000 plus principal amounts in connection with any existing cash secured credit extensions (including letters of credit and cash management services) in an amount not to exceed $500,000.

The SVB Loan Agreement contains certain financial covenants related to net worth and minimum cash balances. During the first quarter of 2006, the Company was not able to comply with the net worth covenant in the existing agreement. As a result of this default, the Bank may cease making loans and could accelerate and declare all amounts due. Consequently as of September 30, 2005, all of the SVB debt was classified as short term in our Condensed Consolidated Balance Sheet. Subsequently, the Company obtained a loan modification agreement from the Bank which adjusted the net worth covenant which the Company was in compliance with. During the second quarter of 2006, the Company was not able to comply with the net worth covenant but has obtained a waiver from the Bank. The Bank agreed to forbear from exercising its rights and remedies as a result of the default at December 31, 2005. Although the Company obtained a waiver from SVB with regard to the covenant default at December 31, 2005, the debt remains classified as short term in our Condensed Consolidated Balance Sheet as there can be no assurance that the Company will be in compliance with the covenants in subsequent quarters.

(11) INVENTORIES

Inventories at December 31, 2005 and June 30, 2005, net of obsolescence reserves of $2.8 million and $0.8, respectively, consist of the following (in thousands):

	December 31, 2005	June 30, 2005
Raw Materials	$300	$156
Finished Goods	$5,157	$1,530

	$5,457	$1,686

The acquisition of the assets of Comdial Corporation on September 28, 2005 is the primary reason for the substantial increase in inventory, having added $3.9 million in inventory as of December 31, 2005.

(12) INTANGIBLE ASSETS

Intangible assets related to the acquisitions of Vertical Networks and Comdial at December 31, 2005 and June 30, 2005 consist of the following (in thousands):

	Dec 31, 2005	June 30, 2005	Life in Years
Acquired technology-Vertical Networks	800	800	5
Acquired customers relationships-Vertical Networks	3,500	3,500	5
Trade names/trademarks-Comdial	200	—	1
Acquired customer relationships-Comdial	3,300	—	10
Acquired technology-Comdial	800	—	5

	8,600	4,300
Accumulated amortization	(1,258)	(652)

	7,342	3,648

Amortization expense for the three and six months ending December 31, 2005 was $382 and $601 respectively, of which $80 and $120, respectively, was included in cost of sales. For the three and six months ending December 31, 2004, amortization expense was $262 of which $40 was included in cost of sales.

(13) INCOME TAXES

The Company has not recognized any current income tax expense in any period presented due to the Company’s net losses. However, in fiscal years 2005 and 2006, the Company recorded a deferred tax provision and corresponding liability arising from the timing differences associated with amortizing goodwill for income tax purposes over a 15 year life.

(14) SUBSEQUENT EVENTS

On February 9, 2006, the Company completed the sale (the “Series D Financing”) of 5,000 shares of its newly designated Series D Convertible Preferred Stock, par value $1.00 per share (the “Series D Preferred Stock”) and warrants to purchase an aggregate of 1,041,667 shares (the “Warrants”) of the Company’s Common Stock pursuant to a Securities Purchase Agreement between the Company and certain investors (the “Series D Investors”) (the “2006 Securities Purchase Agreement”). The aggregate proceeds to the Company from the Series D Financing was $5.0 million.

Under the 2006 Securities Purchase Agreement, we have an obligation to register the shares of Common Stock issuable upon conversion of the Series D Preferred Stock and upon exercise of the 2006 Warrants and have agreed to file a registration statement no later than March 27, 2006. We have also agreed to hold the annual meeting of the stockholders for the fiscal year ended June 30, 2005 as soon as possible after February 9, 2006 for, among other purposes, considering the approval of an amendment and restatement of the Company’s Certificate of Incorporation (the “Amended and Restated Charter”).

The Company is in the process of allocating the proceeds between the Series D Preferred Stock and the warrants, and assessing whether the resulting allocation results in a beneficial conversion feature. Also, in certain circumstances, the Series D Preferred Stock is redeemable. Accordingly, the Company is also in the process of assessing the classification of the Series D Preferred Stock and warrants as either equity or liabilities.

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

Item 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with the consolidated financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q. This item contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. Actual results may differ materially from those included in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth under “Risk Factors” commencing on page 29, as well as those otherwise discussed in this section and elsewhere in this quarterly report on Form 10-Q. See “Forward-Looking Statements”.

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

Actual results could differ materially from any one or all of these estimates discussed above. For a more detailed explanation of the judgments made in these areas, please refer to our annual report on Form 10-K for the year ended June 30, 2005, as filed with the SEC on October 13, 2005.

Critical Accounting Policies

Revenue Recognition

The Company recognizes revenue for the sale of its Instant Office and TeleVantage products pursuant to Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Software Revenue Recognition With Respect to Certain Transactions. For revenue generated by the sale of Comdial products, where the Company has determined that the software is incidental, the Company follows Staff Accounting Bulletin (SAB) 104, Revenue Recognition. Generally, the Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectability is reasonably assured. The Company reduces revenue for estimated customer returns, rotations and sales rebates when such amounts are estimable. When not estimable, the Company defers revenue until the product is sold to the end customer or the customer’s rights expire. As part of its product sales price, the Company provides telephone support, which is generally utilized by the customer shortly after the sale. The cost of the phone support is not significant but is accrued in the financial statement. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue.

The Company defers revenue on shipments to Toshiba until the product is resold by Toshiba to its customers. The deferral of revenue is due to the Company’s inability to reasonably estimate potential future stock rotations resulting from future product releases and their effect on future revenue as Toshiba purchases the Televantage software and license keys in bulk amounts and maintains an inventory for future sales to customers. For all other Televantage license sales, assuming that all other revenue recognition criteria have been met, revenue is recognized at the time of delivery of the software to the customer.

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

Revenue from time and material service contracts is recognized as the services are provided. Revenue from fixed price, long-term service or development contracts is recognized over the contract term, using a proportional performance mode, based on the percentage of services that are provided during the period compared with the total estimated services to be provided over the entire contract. Losses on fixed price contracts are recognized during the period in which the loss first becomes apparent.

Warranty

In most cases, we provide a one-year limited warranty to our customers, including repair or replacement of defective equipment. We do provide additional years of extended warranty to one of our large enterprise customers. Our contract manufacturing partners are responsible for the first year of the warranty repair work. We provide for the estimated cost of product warranties at the time the revenue is recognized. We calculate our warranty liability based on historical product return rates and estimated average repair costs. While we engage in various product quality programs and processes, our warranty obligation may be affected by product failure rates and the ability of our contract manufacturers to satisfy warranty claims. The outcome of these items could differ from our estimates and revisions to the warranty estimates could be required.

Accounts Receivable

We provide allowances for doubtful accounts for estimated losses from the inability of our customers to satisfy their accounts as originally contemplated at the time of sale. We calculate these allowances based on the detailed review of certain individual customer accounts, historical collection rates and our estimation of the overall economic conditions affecting our customer base. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

We also provide reserves for returns and sales incentives to reduce revenue and accounts receivable for product returns and other credits we may grant to customers. Such reserves are recorded at the time of sale and are calculated based on the historical information (such as rates of product returns) and the specific terms of sales programs, taking into account any other known information about likely customer behavior. If actual customer behavior differs from our expectations, additional reserves may be required. Also, if we determine that we can no longer accurately estimate amounts for returns and sales incentives, we would not be able recognize revenue until the customers exercise their rights, or such rights lapse, whichever is later.

Inventory

We measure our inventories at lower of cost or market. For those items that are manufactured by our contract manufacturers, cost is determined using standards that we believe approximate the first-in, first-out (“FIFO”) method including material, labor and overhead. We also provide allowances for excess and obsolete inventory equal to the difference between the cost of our inventory and the estimated market value based upon assumptions about product life cycles, product demand and market conditions. If actual product life cycles, product demand or market conditions are less favorable than those projected by management, additional inventory allowances or write-downs may be required.

Long-lived Assets, including Goodwill and Other Intangibles

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) establishes a single accounting model for long-lived assets to be disposed of by sale. For long-lived assets that are held for use, when circumstances suggest that there may be an impairment, we compare the forecasted undiscounted net cash flows to the carrying amount. If the long-lived asset is determined to be unable to recover the carrying amount, then it is written down to fair value. A considerable amount of judgment is required in calculating this impairment charge, principally in determining financial forecasts. Unanticipated changes in market conditions could have a material impact on our projected cash flows. Differences in actual cash flows as compared to the projected cash flows could require us to record an impairment.

SFAS No. 142, “Goodwill and Other Intangible Assets” includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. Goodwill and other indefinite lived intangible assets must be tested for impairment on at least an annual basis. Our goodwill resulting from our acquisitions of Vertical Networks and Comdial will be tested during fiscal year 2006. Although the Vertical Networks goodwill was deemed to not be impaired when it was tested in 2005, there can be no assurances that subsequent reviews will not result in material impairment charges. A considerable amount of judgment is required in calculating this impairment analysis, principally in determining discount rates, financial forecasts and allocation methodology. Unanticipated changes in market conditions could have a material impact on our projected cash flows. Differences in actual cash flows as compared to the projected discounted cash flows could require us to record an impairment loss.

Stock-Based Compensation

On July 1, 2005, we adopted the provisions of FASB Statement No. 123 (revised 2004) Accounting for Stock-Based Compensation (“SFAS No. 123R”) and elected to use the modified prospective transition method. The modified prospective transition method requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption. As a part of this adoption method, prior periods are not restated. Prior to the adoption of SFAS No. 123R, we used the intrinsic-value based method to account for stock options and made charges against earnings with respect to options granted.

Prior to July 1, 2005, the Company applied Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees in accounting for its stock incentive plan and accordingly, compensation cost was recognized for its stock options in the financial statements when the exercise price was below the fair market value. During the three and six months ended December 31, 2004, $634 thousand of stock-based compensation cost was recorded under the intrinsic value based method

The adoption of SFAS No. 123R reduced income from operations and net income for the three and six months ended December 31, 2005 by $1.0 million ($0.02 per basic and diluted share) and $2.2 million ($0.05) per basic and diluted share), respectively. The adoption of this Statement had no effect on the Statement of Cash Flows for the six months ended December 31, 2005.

The following table summarizes the allocation of stock-based compensation from employee stock options included in operating expenses by line item in the Unaudited Consolidated Condensed Statements of Operations for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
		As Restated		As Restated
Sales and marketing	$237	$205	$506	$205
Product development	$339	$281	$724	$281
General and administrative	$452	$148	$966	$148

Total	$1,028	$634	$2,196	$634

Generally, options become exercisable over a four-year period commencing on the date of the grant. Options granted prior to and after September 28, 2004 vest 25% at the first anniversary of the grant date with the remaining 75% vesting in equal monthly increments over the remaining three years of the vesting period. Options granted on September 28, 2004 vest 2.08333% monthly. In computing stock based compensation, we apply an estimated forfeiture rate based on actual forfeitures in our recent history. The fair value of options granted was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal 2006	Fiscal 2005
Expected dividend yield	%	0%
Volatility factor	115%	115%
Risk free interest rate	4.1%	3.45%
Expected life	6 Years	6 Years

For the three months ended December 31, 2005 stock options issued, exercised and forfeited were 0,29,605 and 402,467, respectively. For the six months ended December 31, 2005, stock options issued, exercised and forfeited were 0,61,180 and 533,488 respectively.

Summary

The following is a summary of the areas that management believes are important in understanding the results of the fiscal quarter and six months ended December 31, 2005. This summary is not a substitute for the detail provided in the following pages or for the consolidated financial statements and notes that appear elsewhere in this document.

Revenues

We derive revenues primarily from sales of our hardware and software products. The timing and amount of our net revenues has been, and is expected to continue to be, influenced by a number of factors, including the following:

•	Product design, including our hardware, software and our bundled hardware and services where applicable;

•	The demand for our current products;

•	Acquisitions made by us, such as the acquisitions of the assets of Vertical Networks and Comdial Corporation;

•	The length of our sales cycle; and

•	Budgeting cycles of our customers.

For the three and six months ended December 31, 2005, Artisoft had total net revenue of approximately $16.3 million and $26.2 million, respectively, compared to total net revenue for the same periods in fiscal year 2005 of approximately $4.7 million and $7.6 million, respectively. The increases in net revenue are primarily attributable to the acquisition of the assets of Comdial, which was completed on September 28, 2005. Our results include a full quarter of net revenue and expenses related to the Comdial Assets for the three months ending December 31, 2005. We expect net revenues to increase in the fiscal year ending June 30, 2006, largely, as a result of the acquisition of the Comdial Assets.

Cost of Sales

Cost of sales is generally comprised of materials, manufacturing, shipping and repair of our products. Prior to the acquisitions of Vertical Networks and Comdial, cost of sales consisted primarily of materials for a limited amount of shrink wrap product including software CDs and manuals and also small amounts of amortization of purchased technology. As a result of the acquisition of Vertical Networks and Comdial, cost of sales increased substantially due to the hardware costs associated with sales of the Instant Office and Comdial product lines and due to additional amortization of technology-based intangible assets associated with the acquisitions. Cost of sales also includes royalties paid to third parties.

Gross margins for the quarter and six months ended December 31, 2005 decreased to 48.2% and 53.8%, respectively, compared to 80.0% and 82.9% in the same periods in the prior fiscal year. This decrease was primarily the result of the cost of hardware included in the net revenue. The cost of goods for InstantOffice and Comdial products includes several elements of telecommunication hardware.

Operating Expenses

Our operating expenses are comprised of:

•	Sales and marketing costs, which consist primarily of salaries and employee benefits for sales and marketing employees, travel and marketing programs;

•	Product development costs, which consist primarily of salaries and employee benefits for engineering and technical personnel;

•	General and administrative expenses, which generally represent salaries and employee benefits costs of corporate, finance, human resource and administrative personnel, as well as professional fees, insurance costs, consulting fees and administrative expenses;

•	Stock-based, non-cash compensation expense; and

•	Amortization of intangible assets acquired from Vertical Networks and Comdial.

Operating expenses for the quarter ended December 31, 2005 increased approximately 71% compared to the same period in the prior fiscal year.

Sales and marketing expenses for the quarter ended December 31, 2005 increased by 40.0%, compared to the same period in the prior fiscal year, due to costs associated with the increase in personnel in the sales and marketing organization resulting from the acquisition of Vertical Network’s and Comdial’s sales and marketing activities.

Expenses in product development for the quarter ended December 31, 2005 increased by 25% during the quarter ended December 31, 2005 compared to the same period in the prior fiscal year. This increase results from increased development costs resulting from the acquisition of Vertical Network’s and Comdial’s product development activities.

General and administrative expenses increased approximately 210% compared to the same period in the prior fiscal year. This increase reflects an increase in expenses due to additional costs resulting from the acquisition of Vertical Network’s and Comdial’s activities, offset by cost reductions from consolidation efforts in these areas.

The Company expects operating expenses to begin to decline in the latter part of fiscal year 2006 as redundant operations are eliminated and overhead cost elements are reduced.

The Comdial Acquisition

The Acquisition. On September 28, 2005, pursuant to Bankruptcy Court approval, we acquired certain assets and assumed certain liabilities of Comdial. Comdial was a manufacturer and distributor of telephone systems targeted to small to midsize businesses, branch or regional offices of large organizations, national retailers, government agencies, and education campuses. The purchase price consisted of $18.5 million in cash plus the Comdial Note. This price included the assumption of the debtor in possession financing and an existing note from secured creditors, along with the settlement of certain obligations under Comdial’s key employee retention plan. We also assumed liabilities totaling $3.1 million including certain payables and accrued liabilities. The Comdial Note is secured by all of our assets, and is junior in interest to any security interest granted with respect to any of our current or future indebtedness owed to SVB, including, without limitation, amounts owing under the a debt financing, up to $9 million plus principal amounts in connection with any existing cash secured credit extensions (including letters of credit and cash management services) in an amount not to exceed $0.5 million. The operational results of this acquisition have been included in all periods since September 28, 2005, the date that the acquisition was consummated.

The Comdial Note and Security Agreement. In connection with the closing of the Comdial acquisition, we executed the Comdial Note on the September 28, 2005, the same date that the 2005 Equity Financing was consummated. The Comdial Note is in the original principal amount of $2,500,000 and bears interest at the rate of 8% per annum maturing on the first anniversary of the Closing Date. The Comdial Note is secured by all our assets and the assets of our wholly owned subsidiary Vertical Communications Acquisition Corporation, and is junior in interest to the security interest granted with respect to any of our current or future indebtedness or Vertical Communications Acquisition Corporation owed to SVB, including, without limitation, amounts owing under the 2005 Debt Financing, up to $9,000,000 plus principal amounts in connection with any existing cash secured credit extensions (including letters of credit and cash management services) in an amount not to exceed $500,000.

In connection with the Comdial Note, on the Closing Date, the Comdial bankruptcy estate entered into a security agreement (the “Security Agreement”) with us and Vertical Communications Acquisition Corporation wherein we and Vertical Communications Acquisition Corporation granted a security interest to the estate in all of our assets and those of Vertical Communications Acquisition Corporation, including the Comdial Assets. In connection with the Security Agreement, the Comdial bankruptcy estate also entered into a Subordination

Agreement with SVB, pursuant to which the estate agreed to subordinate our obligations and those of Vertical Communications Acquisition Corporation under the Comdial Note, and its security interest under the Security Agreement, to the current and future obligations of us and Vertical Communications Acquisition Corporation to SVB, including, without limitation, amounts owing under the 2005 Debt Financing, up to $9,000,000 plus principal amounts in connection with any existing cash secured credit extensions (including letters of credit and cash management services) in an amount not to exceed $500,000.

The 2005 Equity Financing. Under the 2005 Stock Purchase Agreement, we received a total of $12.9 million from the 2005 Investors in exchange for the issuance of 11,329,785 shares of common stock (the “Issued Shares”). The per share purchase price for the Issued Shares was $1.1386. Certain of our directors are designees of the 2005 investors who participated in the 2005 Equity Financing. Therefore, our board of directors formed a special committee of directors (the “Special Committee”) to negotiate and finalize the terms of the 2005 Equity Financing. Among other things, the Special Committee (1) negotiated the terms of the agreements related to the 2005 Equity Financing, (2) engaged a financial consultant to provide an estimate of the indicated fair value of our company’s post acquisition equity, (3) approved the sale of shares of common stock to the 2005 Investors and (4) authorized and directed our officers to place the Capitalization Amendment on our proxy statement for our 2005 annual meeting (the “Annual Meeting”).

Our Obligation to Register Shares. Pursuant to the 2005 Stock Purchase Agreement, we agreed to register the Issued Shares for resale by the 2005 Investors under the Securities Act. We agreed to file with the Commission a registration statement (the “Registration Statement”) with respect to the Issued Shares which we filed on December 12, 2005, and to use our best efforts to cause the Registration Statement to become effective on or before the date that is the earlier of (1) in the event of no review by the Commission, within five days of being informed by the Commission that the Commission has decided not to review the Registration Statement, but in no event later than 30 days after the Filing Date, (2) in the event of a review by the Commission, within five days of being informed by the Commission that the Commission has no further comments on such Registration Statement, but in no event later than 90 days after the Filing Date (the earlier of (1) and (2), the “Required Effective Date”). We will be liable for liquidated damages to each 2005 Investor under the following circumstances:

•	if the Registration Statement is not declared effective by the Commission on or prior to the Required Effective Date (the “Effectiveness Deadline”) (such an event, an “Effectiveness Default”); or

•	if the Registration Statement (after its effectiveness date) ceases to be effective and available to the 2005 Investors for any continuous period that exceeds 30 days or for one or more periods that exceed in the aggregate 60 days in any 12-month period (such an event, a “Suspension Default” and together with an Effectiveness Default, a “Registration Default”).

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

Our Obligation to Hold a Meeting. We agreed to hold the Annual Meeting on or before April 15, 2006, for, among other purposes, considering the approval of an amendment to our certificate of incorporation to effect, among other things, the elimination of all authorized shares of our Series B Preferred Stock and our Series C Preferred Stock (the “Preferred Stock Amendment”), and the Capitalization Amendment.

The Voting Agreements. In connection with the 2005 Stock Purchase Agreement, the Company and each of the 2005 Investors entered into separate Voting Agreements, pursuant to which each of the 2005 Investors agreed to vote all of their shares of common stock in favor of the Capitalization Amendment.

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

Negative Covenants Under the 2005 Stock Purchase Agreement. Our negative covenants relate to obligations not to, without the prior consent of M/C Venture Partners, (1) enter into a transaction involving a change in control; (2) incur indebtedness in excess of $3.0 million, subject to specified exceptions; (3) create any security with an equity component unless that security is junior to the common stock; (4) issue any equity securities; (5) transfer our intellectual property; (6) repurchase, redeem or pay dividends on any shares of capital stock (subject to limited exceptions); (7) grant stock options that are not authorized by a vote of our board of directors or its compensation committee; (8) liquidate or dissolve; (9) change the size of our board of directors; (10) amend our certificate of incorporation or bylaws, other than to effect the Capitalization Amendment and the Preferred Stock Amendment; (11) change the nature of our business; (12) alter the voting rights of shares of our capital stock in a disparate manner; or (13) take any action which would cause an adjustment to the exercise price or number of shares to be delivered under Section 8 of the New Warrants.

Our Board of Directors. As of November 11, 2005, our board of directors consisted of (1) our chief executive officer serving as a Class II director (currently William Y. Tauscher); (2) one member serving as a Class II director designated by the written consent of the majority-in-interest of the shares of common stock held by the investors (including the affiliated assignees of such investors, the “Series B Investors”) that are parties to the Series B Purchase Agreement, dated as of August 8, 2001, that were acquired upon the conversion of the shares of Series B Preferred Stock held by them, pursuant to the terms of the 2004 Consent dated September 25, 2004 (the “2004 Consent”), acting as a single class (currently Robert J. Majteles); (3) one member serving as a Class II director designated by the written consent of the majority-in-interest of the shares of common stock held by the investors (including the affiliated assignees of such investors, the “Series C Investors”), that are parties to the Series C Purchase Agreement, dated as of June 27, 2003, as amended, that were acquired upon the conversion of the shares of Series C Preferred Stock held by them, pursuant to the terms of the 2004 Consent, acting as a single class (currently R. Randy Stolworthy); (4) two members serving as Class III directors designated in writing by M/C Venture Partners (currently John P. Ward and Matthew J. Rubins); and (5) two non-executive members serving as Class I directors designated by the mutual agreement of M/C Venture Partners and our board of directors (reflected by approval of the board of directors (or its nominating or corporate governance committee) of a written designation by M/C Venture Partners), provided that each such non-executive member has relevant industry (each, an “Industry Director”) (currently Michael P. Downey and Francis E. Girard).

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

Amendments of the 2004 Stock Purchase Agreement and Prior Agreements.

The 2004 Investors and prior investors holding enough voting power to amend the 2004 Stock Purchase Agreement and the Prior Agreements, executed the 2004 Consent, pursuant to which the 2004 Investors and the Prior Investors consented to the execution of the 2005 Stock Purchase Agreement and executed agreements to amend the 2004 Stock Purchase Agreement and the Prior Agreements (collectively, the “Amendments”). We agreed, among other things, to propose the Capitalization Amendment. The Amendments effected, among other things, the following

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

The 2005 Debt Financing. We entered into the SVB Loan Agreement with SVB on September 28, 2005. The SVB Loan Agreement terms provide us with a Revolving Loan in an amount not to exceed $7,000,000, as well as a $2,000,000 Term Loan. We will make monthly payments of all outstanding and accrued interest on the Revolving Loan beginning on October 31, 2005. The Revolving Loan matures and the principal balance thereof is payable in full, on September 27, 2006. The Term Loan is payable in monthly principle installments of $133,333.33 plus interest, due beginning July 31, 2006 through and until the maturity date of September 26, 2007. Borrowing availability under the Revolving Loan is based on the amount of the accounts receivable held by us and our acquisition subsidiary. Our obligations under the SVB Loan Agreement are secured by all of our assets and the assets of Vertical Communications Acquisition Corporation, including the Comdial Assets. These include accounts receivable, inventory, equipment, intellectual property, all claims, credit balances, proceeds (including proceeds of any insurance policies, proceeds of proceeds and claims against third parties), and all products, books and records related to such assets.

For both the Term Loan and the Revolving Loan, interest shall accrue at a rate per annum equal to the “Prime Rate” in effect from time to time, plus 1.50% per annum. However during the period beginning on September 28, 2005 and continuing until September 30, 2006, interest under the Term Loan interest shall accrue a rate per annum equal to the “Prime Rate” in effect from time to time plus 2.00% per annum. Thereafter, interest shall accrue on the Term Loan at a rate equal to the “Prime Rate” in effect from time to time, plus (a) 2.00% per annum if our previous quarter’s Fixed Charge Coverage Ratio (“FCCR”) is less than or equal to 2.00 to 1.00, or (b) 1.50% per annum if our previous quarter’s FCCR is greater than or equal to 2.00 to 1.00, each as determined by SVB in accordance with generally accepted accounting principles. Pricing adjustments shall be effective no later than three business days after SVB’s receipt of satisfactory financial reporting and shall remain effective until receipt by SVB of financial statements for such next successive quarter. Interest in all circumstances shall be calculated on the basis of a 360-day year for the actual number of days elapsed. “Prime Rate” means the greater of (i) 6.50%, or (ii) the rate announced from time to time by SVB as its “prime rate;” it is a base rate upon which other rates charged by SVB are based, and it is not necessarily the best rate available at SVB. The interest rate applicable to the outstanding obligations shall change on each date there is a change in the Prime Rate. Regardless of the amount of obligations that may be outstanding from time to time under the SVB Loan Agreement, we are obligated to make minimum monthly interest payments to SVB equal to $15,000 during the term of this Agreement. As of December 31, 2005, we have borrowed $2.0 million under the Term Loan and $6.9 under the Revolving Loan.

Results of Operations

Net Revenue

Net revenue was $16.3 million and $26.2 million for the three and six months ended December 31, 2005, respectively, representing an increase of 349% and 345%, from $4.7 million and $7.6 million for the same fiscal periods from prior year.

We distribute our products both domestically and internationally. International product revenue was $.7 million, or 4% of total revenue, for the three months ended December 31, 2005 and $.4 million, or 13% of total revenue, for the three months ended December 31, 2004. International product revenue for the six months ended December 31, 2005 was $.9 million, or 3% of total revenue, for the six months ended December 31, 2005 and $.7 million, or 9% of total revenue, for the six months ended December 31, 2004.

Gross Profit (in thousands, except percentages)

	Three Months Ended			Six Months Ended
	December 31, 2005	December 31, 2004	Change	December 31, 2005	December 31, 2004	Change
Gross Profit	7,865	3,734	4,131	14,106	6,303	7,803
% of Net Revenue	48%	80%		54%	83%

The decrease in gross profit as a percentage of net revenue for the three and six months ended December 31, 2005, compared to the corresponding periods ended December 31, 2004, was due primarily to the addition of revenue and associated cost of sales from the acquisition of the assets of Comdial, which sales have a lower margin compared to other of our product lines.

Operating Expenses (in thousands, except percentages)

	Three Months Ended			Six Months Ended
	December 31, 2005	December 31, 2004	Change	December 31, 2005	December 31, 2004	Change
Sales and Marketing	4,713	3,359	40%	8,652	5,157	68%
% of Net Revenue	29%	72%		33%	68%

Product Development	2,928	2,338	25%	5,923	3,211	84%
% of Net Revenue	18%	50%		23%	42%

General and Administrative	4,834	1,558	210%	7,257	2,860	154%
% of Net Revenue	30%	33%		28%	38%

Total Operating Expenses (including Amortization of intangibles)	12,777	7,477	71%	22,313	11,450	95%
% of Net Revenue	78%	160%		85%	151%

Sales and Marketing

The increase in sales and marketing expense for the three and six months ended December 31, 2005, compared to the corresponding periods ended December 31, 2004, was due primarily to the acquisition of the operations of Comdial. For the three months ended December 31, 2005, sales and marketing expenses increased by $1.4 million, whereas their costs as a percentage of revenue decreased from 72% to 29%. This is primarily a result of the increase in revenue due to the acquisition of the Comdial assets. For the six months ended December 31, 2005, sales and marketing expenses increased by $3.5 million, whereas their costs as a percentage of revenue decreased from 68% to 33%. The increase in sales and marketing expenses in aggregate dollars for the three and six months ended December 31, 2005 compared to the corresponding periods ended December 31, 2004 was due primarily to an increase in payroll and related expenses for the additional Comdial sales organization. The acquisition of the assets of Comdial occurred on September 28, 2005 thus for the three months ended December 31, 2005 there is a full quarter of such expenses. The Company employed 121 sales and marketing personnel throughout the quarter ended December 31, 2005. The Company employed 66 sales and marketing personnel throughout the quarter ended December 31, 2004.

Product Development

The increase in product development expenses for the three and six months ended December 31, 2005, compared to the corresponding periods ended December 31, 2004, was due primarily to the acquisition of the operations of Comdial. For the three months ended December 31, 2005, product development expense increased by $0.6 million, whereas their costs as a percentage of revenue decreased from 50% to 18%. This is primarily a result of the increase in revenue due to the acquisition of the Comdial assets. For the six months ended December 31, 2005, product development expense increased by $2.7 million, whereas their costs decreased as a percentage of revenue from 42% to 23%. The increase in product development expenses for the three and six months ended December 31, 2005 compared to the same periods ended December 31, 2004, was driven by increased payroll expenses and employee related costs. The Company employed 84 product development personnel throughout the quarter ended December, 2005. The Company employed 64 product development personnel throughout the quarter ended December 31, 2004.

General and Administrative

The increase in General and Administrative expenses for the three and six months ended December 31, 2005, compared to the corresponding periods ended December 31, 2004, was due primarily to the acquisition of the operations of Comdial. For the three months ended December 31, 2005, general and administrative expense increased $3.3 million, whereas their costs as a percentage of revenue decreased from 33% to 30% as compared with the same period ended December 31, 2004. This is primarily a result of the increase in revenue attributable to sales of the Comdial products. For the six months ended December 2005, general and administrative expense increased $4.4 million, whereas their costs as a percentage of revenue decreased from 38% to 28% as compared with the same period ended December 31, 2004. The increase in general and administrative expenses for the three and six month periods ended December 31, 2005 compared to the same periods ended December 31, 2004, was driven by increased payroll expenses and employee related costs. The Company employed 37 general and administrative personnel throughout the quarter ended December, 2005. The Company employed 20 general and administrative personnel throughout the quarter ended December 31, 2004.

Financial Condition, Liquidity And Capital Resources (in thousands)

	Positions at
	December 31, 2005	June 30, 2005	Change
Cash and cash equivalents	2,196	4,880	(2,684)
Working capital (excl. restricted cash)	(8,169)	448	(8,617)

	Six Months Ended December 31, 2005	Six Months Ended December 31, 2004	Difference
Cash used in operating activities	(4,368)	(5,755)	(1,387)
Cash used in investing activities	(20,056)	(14,953)	5,103
Cash provided by financing activities	21,767	26,241	(4,474)

We used cash of $4.4 million to fund operating activities during the six months ended December 31, 2005. The cash used in operating activities was due primarily to a net loss of $5.4 million, offset by depreciation and amortization of $1.3 million, and amortization of deferred Toshiba equity costs of $0.1 million, and $2.2 million relating to a non-cash reserve charge. At December 31, 2005, compared to at June 30, 2005, trade receivables, net of allowances, increased by $5.7 million, inventory, net of reserves, increased by $3.8 million and prepaid expenses increased by $1.5 million. Accounts payable decreased by $0.8 million and accrued liabilities increased by $5.2 million.

Working capital, consisting of total current assets minus current liabilities, was ($8.2) million at December 31, 2005. This compared to working capital of $.4 million at June 30, 2005, representing a decrease of $8.6 million. The decrease in working capital at December 31, 2005 is primarily a result of the short term debt used to finance the acquisition of the assets of Comdial and operations during the three months ended December 31, 2005.

We have incurred losses and negative cash flows from operations in every fiscal period since 1996 and have an accumulated deficit, including non-cash equity charges, of $68 million as of December 31, 2005. For the three months ended December 31, 2005 we incurred a net loss of approximately $5.4 million, which includes negative cash flows from operations of approximately $4.4 million. Our management expects that operating losses and negative cash flows will continue in the near future. As a result of the projected negative cash flow trends and in order to finance operating activities, management determined that we required an additional capital infusion to support our negative cash flow from operations. Accordingly, on February 9, 2006, we completed the Series D Financing resulting in aggregate proceeds to the company of $5.0 million. We anticipate that, with the proceeds of this equity offering and available cash of $2.2 million at December 31, 2005, we will meet our anticipated cash requirements for the next twelve months. We will also utilize available borrowing under our Revolving Loan with SVB. Management hopes to increase our revenue and improve our cash flows in the foreseeable future. However, there can be no assurance that the available cash and increased revenues, if we are able to achieve them, will be sufficient to meet our cash requirements. If we are unable to satisfy such cash requirements from these sources, our ability to continue as a going concern and to achieve our intended business objectives could be adversely affected. In such case, we could be required to adopt one or more alternatives, such as reducing or delaying marketing and promotional activities, reducing or delaying capital expenditures, developing restructuring plans to reduce discretionary costs deemed nonessential, and raising additional cash through the sale of our capital stock or increasing our debt. There can be no assurance that any such additional financing will be available when needed or on acceptable terms to allow us to successfully achieve our operating plan or fund future investment in our product lines

Contractual Obligations

	Payment due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Obligations (1)	11,501	10,274	1,227	—	—
Operating Lease Obligations (2)	4,639	1,544	1,758	1,337	—
Open Purchase Order Commitments (3)	9,166	9,166

Total	25,306	20,984	2,985	1,337	—

(1) Debt obligations include a revolving credit facility and term loan with SVB and a note payable to Comdial. See Note 8 above for additional detail regarding these obligations.

(2) The Company leases office, product packaging, storage space and equipment warehouses under noncancelable operating lease agreements expiring through 2010.

(3) We outsource substantially all of our manufacturing requirements. As of December 31, 2005, we have outstanding purchase obligations of approximately $9.2 million with our contract manufacturers that could not be canceled without significant penalties. In addition, many of our contract manufacturers acquire fabricated parts from various suppliers.

.

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

Item 4—CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures.

As of December 31, 2005, our management, with the participation of our Audit Committee, Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our Disclosure Controls and Procedures. Based upon this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of December 31, 2005, the design and operation of these disclosure controls and procedures were not effective during the quarter ended December 31, 2005.

This determination was made because of our Chief Executive Officer’s and Interim Chief Financial Officer’s belief that our company’s resources were insufficient to address our financial reporting requirements in a timely fashion during the quarter ended December 31, 2005. We failed to timely file our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2004, December 31, 2004 and March 31, 2005, an amendment to our Current Report on Form 8-K originally filed September 29, 2004 to disclose certain financial data in connection with our acquisition of Vertical Networks, and our Current Report on Form 8-K relating to the execution of an office lease dated July 6, 2005, and the filing of our Annual Reports on Form 10-K. Our management, including our Chief Executive Officer and Interim Chief Financial Officer, believes that, during the quarter ended December 31, 2005, our company lacked the resources to address the financial reporting related to significant and complex business transactions.

We continue to evaluate our resources for addressing our financial reporting and making appropriate changes to provide sufficient resources and time to prepare and file periodic reports within the time periods specified in the SEC’s rules and regulations and provide for reviews by our management, our audit committee and our board of directors. Our Chief Executive Officer and Chief Financial Officer continue to review our personnel, resources and disclosure controls and procedures. We are taking steps that are intended to lead to changes that will ensure that our disclosure controls are effective at a reasonable assurance level. Specifically, beginning in the quarter ended September 30, 2005 we took a number of corrective actions to address the material weaknesses discussed above, including:

•	Engaged a full-time contract senior finance professional to supplement our accounting and financial reporting resources;

•	Commenced search for a new senior corporate controller, subsequently hired a new corporate controller with extensive software industry experience in November 2005;

•	Migrated the accounting systems of our operations in California and Massachusetts onto a common general ledger system;

In addition, in the quarter ended December 31, 2005, the Company utilized additional senior personnel from the former Comdial finance department to assist with the review and analysis of transactions and complex accounting matters. These steps are aimed at ensuring that our disclosure controls are effective for gathering, analyzing and disclosing in a timely manner the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934.

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

Our current independent registered public accounting firm, Vitale Caturano and Company LTD. (“VCC”) advised our management and our audit committee that, in connection with their audit of our financial statements for the year ended June 30, 2005, VCC noted certain matters involving internal control and its operation that it considered to be material weaknesses that constituted reportable conditions under the standards of the Public Accounting Oversight Board (PCAOB). VCC advised our management and our audit committee that it considered the following to constitute a material weakness in internal control and operations: we did not have adequate staffing in our accounting and finance group with the appropriate level of experience to effectively accomplish timely and accurate closings, control the increased level of transaction activity, address the complex accounting matters and manage the increased financial reporting complexities resulting from recent acquisitions.

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

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as noted above, we are taking certain actions designed to enhance our internal control over financial reporting and our disclosure controls and procedures. We have hired additional senior finance personnel as noted above and are also utilizing the personnel from the former Comdial finance department to assist with the review and analysis of our transactions processing, reporting and disclosure controls and procedures.

PART II—OTHER INFORMATION

Item 1—Legal

On September 27, 2005 we delivered a claim to Consolidated IP Holdings, Inc. (“CIPH”), the former Vertical Networks, Inc. making claims against the escrow established as a part of the acquisition of the asset of Vertical Networks on September 28, 2004. We have asserted claims that $0.6 million of the $1 million escrow should be retained as a result of a failure by CIPH to meet certain terms and conditions under the Asset Purchase Agreement entered into September 23, 2004. We have subsequently received a Response to Claim notice from CIPH, wherein they dispute our claims.

As part of our agreement to acquire the assets of Vertical Networks, we entered into a separate agreement with Vertical Networks on September 28, 2004 (the “License Agreement”). The License Agreement, among other things, granted us the license to use certain patents held by Vertical Networks (the “Licensed Patents”). On or about November 4, 2005, we received a notice from CIPH claiming that we have materially breached certain terms under the License Agreement, and on or about December 8, 2005, we received notice that CIPH was purporting to terminate the License Agreement. We do not believe that we have breached the License Agreement, or that any license has been terminated. Should this dispute result in the termination of the License Agreement and our inability to use the Licensed Patents, it would limit our ability to produce and sell our InstantOffice products, which would have a material adverse effect on our financial condition and results of operations.

On or about November 10, 2005, CIPH filed suit in the United States District Court for the District of Massachusetts (Civil Action No. 05 CV 12250 RWZ ), and filed an amended complaint on or about December 9, 2005. The Company filed its answer and counterclaim on or about January 10, 2006, and Consolidated filed its answer to the counterclaim on or about February 1, 2006. The amended suit and counterclaim includes the two above-referenced disputes, as well a dispute over whether the Company owes payments pursuant to an earn-out pursuant to the asset purchase agreement. An initial status conference was held with the Court on January 18, and another status conference is scheduled for May 4, 2006.

Item 1A—RISK FACTORS

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

We had operating losses for the year ended December 31, 2005 and in each of the last 14 fiscal quarters. We also had negative cash flow from operating activities in the year ended June 30, 2005 and in six out of the last ten fiscal years. If our revenues do not increase significantly, without a corresponding decrease in expenses, we may never achieve profitability, on a sustained basis or at all, or generate positive cash flow in the future. In that case our business will fail. We expect to incur significant future operating losses and negative cash flows. Vertical Networks, Inc. also incurred operating losses in each of our last three fiscal years, and had negative cash flow from operating activity many of which were acquired when we acquired most of the assets of Vertical Networks. Comdial’s revenues and operating results have experienced fluctuations in the past and may cause our revenues and operating results to vary in the future. Comdial’s revenues and operating results have varied significantly in the past due to various factors, including changes in market acceptance of Comdial’s services, regulatory changes that may affect the marketability of Comdial’s services, budgetary cycles of Comdial’s principal clients, the mix and timing of client projects, and one-time nonrecurring and unusual charges. As a result, the operations acquired from Vertical Networks and Comdial may not consistently generate profits or positive cash flow, which would likely have a material negative impact on our business, our financial condition and our results of operations.

We may need additional working capital, the lack of which would likely have a significant negative impact on our current level of operations.

The Comdial Acquisition consumed significant amounts of working capital and the Comdial Assets were acquired with limited working capital, as a result we had negative working capital at December 31, 2005, and we may require additional capital in the future to fund our operations, finance investments in product development and corporate infrastructure, expand in our various geographic markets and respond to competitive pressures and opportunities for growth. Failure to obtain additional funding could prevent us from making expenditures that are needed to allow us to grow or maintain our operations. We cannot assure you that additional financing will be available on favorable terms, or at all. If funds are not available when required for our working capital needs or other transactions, our ability to carry out our business plan could be adversely affected, and we may be required to scale back our growth and operations to reflect the extent of available funding. If we are able to arrange for additional credit facilities from lenders, the debt instruments are likely to include limitations on our ability to incur other indebtedness, to pay dividends, to create liens, to sell or purchase our capital stock, to sell assets or to make acquisitions or enter into other transactions. Such restrictions may adversely affect our ability to finance our future operations or capital needs or to engage in other business activities, including, without limitation, acquisitions of additional businesses. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our stockholders will be reduced. These securities would likely have rights, preferences or privileges senior to those of our Common Stockholders. In addition, we may seek to obtain a working capital or other traditional loan facility from a bank or other lending source. The inability to obtain substantial increases in our working capital resources will likely have a material negative impact on our business, our financial condition and our results of operations.

Our disclosure controls and procedures are not effective.

Our Chief Executive Officer and Chief Financial Officer have determined that as of December 31, 2005, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in our Exchange Act reports is recorded, processed, summarized and reported within the time specified by the SEC’s rules and forms. This determination was made, in part, because we failed to timely file our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2004, December 31, 2004, and March 31, 2005, an amendment to our Current Report on Form 8-K originally filed September 29, 2004 to disclose certain financial data in connection with our acquisition of Vertical Networks, and our Current Report on Form 8-K relating to the execution of an office lease dated July 6, 2005. Our management also believes that we currently lack sufficient resources to address the financial reporting related to significant and complex business transactions.

Our former and current independent registered public accounting firms have indicated that we have certain material weaknesses with our internal controls and as a result, our internal controls over financial reporting may not be effective.

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

Our current independent registered public accounting firm, Vitale Caturano and Company Ltd. (“VCC”) advised our management and our audit committee that, in connection with their audit of our financial statements for the year ended June 30, 2005, VCC noted certain matters involving internal control and its operation that it considered to be material weaknesses that constituted material weaknesses under the standards of the Public Accounting Oversight Board (PCAOB). VCC advised our management and our audit committee that it considered the following to constitute a material weakness in internal control and operations: we did not have adequate staffing in our accounting and finance group with the appropriate level of experience to effectively accomplish timely and accurate closings, control the increased level of transaction activity, address the complex accounting matters and manage the increased financial reporting complexities resulting from recent acquisitions.

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

Under the terms of the Comdial Note, if certain events occur, including, without limitation, our failure to pay any installment of principal or interest due under the Comdial Note, then the Comdial bankruptcy estate may, among other things, elect to accelerate our obligations under the Comdial Note and declare the outstanding principal balance and accrued but unpaid interest immediately due and payable. It could also elect to increase the interest rate of the Comdial Note from 8% to 10% per year. Should we be unable to make immediate repayment of the Comdial Note at the time of an acceleration demand, the Comdial bankruptcy estate could elect to pursue its rights under the Security Agreement, which secured our obligations under the Comdial Note by granting a security interest on all of our assets and the assets of Acquisition Sub, subject to a subordination agreement with SVB. In the event that the Comdial bankruptcy estate declares the Comdial Note immediately due and payable or seeks to foreclose on any of our assets under the Security Agreement, it would likely have a material adverse affect on our financial position and our results of operations.

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

If we fail to cause the registration statement filed on December 6, 2006 to be declared effective in accordance to the timetable set forth in the September 28, 2005 Stock Purchase Agreement, we will be subject to liquidated damages or liability for breach of contract.

Pursuant to the stock purchase agreement we entered into on September 28, 2005 (the “2005 Stock Purchase Agreement”), we agreed to register the shares of our common stock issued to the investors (referred to as the “2005 Investors”) for resale under the Securities Act of 1933. We have agreed to file a registration statement covering these shares no later than December 12, 2005. We have filed this registration statement relating to these shares of common stock, among others, on December 6, 2005 (the “Filing Date”). We have further agreed to use our best efforts to cause the registration statement to become effective in certain events but no later than 90 days after the Filing Date (referred to as the “Required Effective date”). We will be liable for liquidated damages to each 2005 investor (a) if the registration statement is not declared effective by the Commission on or prior to the required Effective Date or (b) if this registration statement (after its effectiveness date) ceases to be effective and available to the 2005 Investors for any continuous period that exceeds 30 days or for one or more periods that exceed in the aggregate 60 days in any 12-month period. Our obligations to register shares under the stock purchase agreement entered into on September 28, 2004 (referred to as the “2004 Stock Purchase Agreement”) and certain prior registration rights agreements, as amended, is identical to the schedule for registration under the 2005 Stock Purchase Agreement.

In the event of a registration default, we shall pay as liquidated damages to the 2005 Investors, and the investors who were parties to the 2004 Stock Purchase Agreement (the “2004 Investors” 0 for each 30-day period of a registration default, an amount in cash equal to 1% of the aggregate purchase price paid by the 2005 Investor or 2004 Investor as the case may be, pursuant to the 2005 Stock Purchase Agreement or the 2004 Stock Purchase Agreement, provided that in no event will the aggregate amount of cash to be paid as liquidated damages exceed 9% of the aggregate purchase price paid by any respective 2005 Investor or 2004 Investor.

Should we become obligated to make payment of these liquidated damages, it will likely have a material adverse effect on our liquidity, our financial position and our results of operations, particularly if we became obligated to make payment in full of all liquidated damages potential due and payable under these agreements.

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

Under the terms of the SVB Loan Agreement, we are not permitted to take certain actions, without the prior written consent of SVB, including, without limitation, the following: (1) merge or consolidate with another corporation or entity except that we may merge with Acquisition Sub; (2) acquire any assets, except in the ordinary course of business; (3) enter into any other transaction outside the ordinary course of business; (4) sell or transfer any collateral pledged to SVB under the SVB Loan Agreement, except for the sale of finished inventory in the ordinary course of our business, and except for the sale of obsolete or unneeded equipment in the ordinary course of business and transfers between us and Acquisition Sub; (5) store any inventory or other collateral with any warehouseman or other third party; (6) sell any inventory on a sale-or-return, guaranteed sale, consignment, or other contingent basis; (7) except for advances in the ordinary course of business not exceeding $100,000 in the aggregate outstanding at any time, make any loans of any money or other assets; (8) incur any debts outside the ordinary course of business other than debts outstanding as of the date of the SVB Loan Agreement; (9) guarantee or otherwise become liable with respect to the obligations of another party or entity; (10) pay or declare any dividends on our Common Stock (except for dividends payable solely in our capital stock) or dividends paid by Acquisition Sub to us; (11) redeem, retire, purchase or otherwise acquire, directly or indirectly, any of our stock; (12) make any change in our capital structure which would have a material adverse effect on us or on the prospect of repayment of the our obligations under the SVB Loan Agreement; (13) engage, directly or indirectly, in any business other than the business we currently engage in; or (14) dissolve or elect to dissolve.

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

Our TeleVantage, Instant Office and Comdial products operate on hardware manufactured by third parties. We are dependent on the reliability of this hardware and, to the extent the hardware has defects, it will affect the performance of our products. If the hardware becomes unreliable, does not perform in a manner that is acceptable to our customers or becomes more expensive, sales of our products could decline. Because many of our products run on Microsoft software products and use other Microsoft Corporation technologies, we must depend on the reliability and quality of such products and technologies. Errors or vulnerabilities in Microsoft products could impair sales of some of our products. Our customers may associate unreliability of the hardware and flaws in Microsoft products with a lack of quality of some of our products, which may cause us to lose customers and hurt future sales. Our ability to remedy malfunctions or errors will depend on the timeliness and availability of repair solutions from the manufacturers. Future success of our products and any new products will depend on the ability of our hardware and software manufacturers to produce reliable products in the future.

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

Item 2—UNREGISTERED SALES OF EQUITY SECURITIES

On February 9, 2006, the Company completed the sale (the “Series D Financing”) of 5,000 shares of its newly designated Series D Convertible Preferred Stock, par value $1.00 per share (the “Series D Preferred Stock”) and warrants to purchase an aggregate of 1,041,667 shares (the “Warrants”) of the Company’s Common Stock pursuant to a Securities Purchase Agreement between the Company and certain investors (the “Series D Investors”) (the “2006 Securities Purchase Agreement”). The aggregate proceeds to the Company from the Series D Financing was $5.0 million.

Under the 2006 Securities Purchase Agreement, we have an obligation to register the shares of Common Stock issuable upon conversion of the Series D Preferred Stock and upon exercise of the 2006 Warrants and have agreed to file a registration statement no later than March 27, 2006. We have also agreed to hold the annual meeting of the stockholders for the fiscal year ended June 30, 2005 as soon as possible after February 9, 2006 for, among other purposes, considering the approval of an amendment and restatement of the Company’s Certificate of Incorporation (the “Amended and Restated Charter”).

The Company made certain affirmative and negative covenants under the 2006 Securities Purchase Agreement. The Company’s affirmative covenants include obligations related to (1) providing the Series D Investors with a right of first refusal on future issuances of securities by the Company; (2) amending the Company’s Certificate of Incorporation to the extent necessary to reflect the transactions contemplated by the 2006 Securities Purchase Agreement; (3) holding the Annual Meeting to approve the Amended and Restated Charter; (4) reserving shares of Common Stock for issuance upon conversion of the Series D Preferred Stock and exercise of the 2006 Warrants and any additional warrants; (5) the issuance of additional warrants in connection with a future financing transaction; and (6) removing the legends on the Common Stock issued.

The Company’s negative covenants relate to obligations not to, without the prior consent of M/C Venture Partners as long as 2,500 shares of Series D Preferred Stock are outstanding, (1) enter into a transaction involving a change in control of the Company; (2) incur indebtedness in excess of $3.0 million, subject to specified exceptions; (3) create any security with an equity component unless that security is junior to the Common Stock; (4) issue any equity securities; (5) transfer its intellectual property; (6) repurchase, redeem or pay dividends on any shares of capital stock (subject to limited exceptions); (7) grant stock options that are not authorized by a vote of the Board of Directors or its Compensation Committee; (8) liquidate or dissolve; (9) change the size of the Company’s Board of Directors; (10) amend the Company’s Certificate of Incorporation or bylaws; (11) change the nature of the Company’s business; (12) alter the voting rights of shares of the Company’s capital stock in a disparate manner; or (13) take any action which would cause an adjustment to the exercise price or number of shares to be delivered under the Section 8 of the Warrants.

The Company has made representations and warranties to the Series D Investors in the 2006 Securities Purchase Agreement regarding matters that are customarily included in financings of this nature. These matters include (1) capitalization; (2) Commission filings and compliance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the OTC Bulletin Board; (3) financial statements; (4) solvency and obligations to related parties; (5) intellectual property; (6) absence of material adverse changes, (7) due authorization and valid issuance of the purchased shares; (8) private offering; (9) taxes; (10) contracts; (11) no manipulation of stock; (12) controls and procedures; (13) accountants; (14) legal proceedings; (15) investment company status; (16) permits; (17) foreign corrupt practices; and (18) no violations and non-contravention and organization. The representations and warranties will survive for one year after the closing. The Company has agreed to indemnify the Series D Investors and specified related parties against damages with respect to breaches of the representations, warranties and covenants of the Company in the 2006 Securities Purchase Agreement.

The foregoing description of the Series D Financing and related agreements does not purport to be a complete summary of the transaction. You are urged to read the complete documents, copies of which were filed as exhibits to the Form 8-K filed by Artisoft on February 15, 2006, for a complete description of the terms and conditions of such documents.

Item 3—DEFAULT UPON SENIOR SECURITIES

The Company financed a portion of the purchase price for the Comdial Assets (the “2005 Debt Financing”) by entering into a loan agreement with SVB on September 28, 2005 (the “SVB Loan Agreement”). The SVB Loan Agreement terms provide the Company with a revolving line of credit in an amount not to exceed $7,000,000 (the “Revolving Loan”), as well as a $2,000,000 term loan (the “Term Loan”). The Revolving Loan matures and the principal balance thereof is payable in full, on September 27, 2006. The Term Loan is payable in monthly principal installments of $133,333 plus interest, due beginning July 31, 2006 through and until the maturity date of September 26, 2007. Borrowing availability under the Revolving Loan is based on the amount of the Company’s accounts receivable.

For both the Term Loan and the Revolving Loan, interest shall accrue at a rate per annum equal to the “Prime Rate” in effect from time to time, plus 1.50% per annum. However during the period beginning on September 28, 2005 and continuing until September 30, 2006, interest under the Term Loan shall accrue a rate per annum equal to the “Prime Rate” in effect from time to time plus 2.00% per annum. Thereafter, interest shall accrue on the Term Loan at a rate equal to the “Prime Rate” in effect from time to time, plus (a) 2.00% per annum if the Company’s previous quarter’s Fixed Charge Coverage Ratio (“FCCR”) is less than or equal to 2.00 to 1.00, or (b) 1.50% per annum if the Company’s previous quarter’s FCCR is greater than or equal to 2.00 to 1.00, each as determined by SVB in accordance with generally accepted accounting principles. Pricing adjustments shall be effective no later than three business days after SVB’s receipt of satisfactory financial reporting and shall remain effective until receipt by SVB of financial statements for such next successive quarter. Interest in all circumstances shall be calculated on the basis of a 360-day year for the actual number of days elapsed. “Prime Rate” means the greater of (i) 6.50%, or (ii) the rate announced from time to time by SVB as its “prime rate;” it is a base rate upon which other rates charged by SVB are based, and it is not necessarily the best rate available at SVB. The interest rate applicable to the outstanding obligations shall change on each date there is a change in the Prime Rate. Regardless of the amount of obligations that may be outstanding from time to time under the SVB Loan Agreement, the Company is obligated to make minimum monthly interest payments to SVB equal to $15,000 during the term of this Agreement.

The SVB Loan Agreement contains certain financial covenants related to net worth and minimum cash balances. During the first quarter of 2006, the Company was not able to comply with the net worth covenant in the existing agreement. As a result of this default, the Bank may cease making loans and could accelerate and declare all amounts due. Consequently as of September 30, 2005, all of the SVB debt was classified as short term in our Condensed Consolidated Balance Sheet. Subsequently, the Company obtained a loan modification agreement from the Bank which adjusted the net worth covenant which the Company was in compliance with. During the second quarter of 2006, the Company was not able to comply with the net worth covenant but has obtained a waiver from the Bank. The Bank agreed to forbear from exercising its rights and remedies as a result of the default at December 31, 2005. Although the Company obtained a waiver from SVB with regard to the covenant default at December 31, 2005, the debt remains classified as short term in our Condensed Consolidated Balance Sheet as there can be no assurance that the Company will be in compliance with the covenants in subsequent quarters.

Item 6—EXHIBITS

The Exhibits filed as part of this quarterly report on Form 10-Q for the quarter ended December 31, 2005 are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference. Documents listed on such Exhibit Index, except for documents identified by footnotes, are being filed as exhibits herewith. Documents identified by footnotes are not being filed herewith and, pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, reference is made to such documents as previously filed as exhibits filed with the Securities and Exchange Commission. Our file number under the Securities Exchange Act of 1934 is 000-19462.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTISOFT, INC.

Date:	February 21, 2006	By	/s/ WILLIAM Y. TAUSCHER	William Y. Tauscher
Chief Executive Officer and
Chairman of the Board

Date:	February 21, 2006	By	/s/ KENNETH M. CLINEBELL	Kenneth M. Clinebell
Interim Chief Financial Officer (Principal
Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002