Form 10-Q
period 2006-03-31
ARTISOFT INC
filed 2006-05-17
CIK 877931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-19462

VERTICAL COMMUNICATIONS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-0446453
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Memorial Drive, Cambridge, Massachusetts 02142

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (617) 354-0600

Artisoft, Inc. (Former Name)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non –accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class of Common Stock	Shares Outstanding as of May 10, 2006
Common Stock, $0.01 par value per share	47,038,056

VERTICAL COMMUNICATIONS, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.—FINANCIAL STATEMENTS

VERTICAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2006 (Unaudited)	June 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$3,771	$4,880
Trade receivables, net of allowances of $599 and $423, respectively	10,699	5,887
Inventories, net	5,456	1,686
Prepaid expenses	3,241	737
Deferred costs	2,549	2,738
Restricted cash	980	1,145

Total current assets	26,696	17,073

Property and equipment	5,416	6,114
Less accumulated depreciation and amortization	(2,848)	(4,663)

Net property and equipment	2,568	1,451

Goodwill	24,841	13,020
Intangible assets, net of accumulated amortization	6,954	3,648
Deferred costs – long term	7,060	7,243
Other assets	124	263

Total assets	$68,243	$42,698

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,835	$4,134
Accrued liabilities	9,767	3,473
Deferred revenue	10,966	7,697
Customer deposits	176	176
Current portion of long term debt	8,913	—

Total current liabilities	33,657	15,480

Deferred revenue-long term	10,743	12,727
Deferred tax liability	639	257
Long term debt, net of current portion	822	—

Total liabilities	45,861	28,464

Series D convertible, redeemable preferred stock, $1.00 par value, 5,000 shares authorized, issued and outstanding at March 31, 2006 (liquidation preference of $5,055 plus dividends)	3,315	—

Shareholders’ equity:
Preferred stock, $1.00 par value, authorized 11,433,600 shares.	—	—
Series A preferred stock, $1.00 par value, authorized 50,000 Series A shares; no Series A shares issued at March 31, 2006 or June 30, 2005.
Series B preferred stock, $1.00 par value, authorized 2,800,000 Series B shares; no Series B shares issued or outstanding at March 31, 2006 or June 30, 2005.	—	—
Series C preferred stock, authorized 2,627,002 shares; no shares issued or outstanding at March 31, 2006 or June 30, 2005.	—	—
Common stock, $.01 par value per share. Authorized 50,000,000 shares; issued and outstanding 45,808,862 shares at March 31, 2006 and 36,612,765 at June 30, 2005	458	366
Accumulated other comprehensive income (loss)	(48)	4
Additional paid-in capital	91,435	151,842
Accumulated deficit	(72,247)	(59,411)
Deferred compensation	—	(8,243)
Deferred Toshiba equity cost	(531)	(644)
Less treasury stock, at cost, 0 shares and 2,216,783 shares of common stock at March 31, 2006 and June 30, 2005, respectively	—	(69,680)

Net shareholders’ equity	19,067	14,234

	$68,243	$42,698

See notes to condensed consolidated financial statements.

VERTICAL COMMUNICATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005 As restated	2006	2005 As restated
Net revenue	$14,388	$4,182	$40,581	$11,784
Cost of sales	6,579	918	18,666	2,217

Gross profit	7,809	3,264	21,915	9,567

Operating expenses:
Sales and marketing	4,193	3,812	12,845	8,969
Product development	2,889	2,847	8,812	6,058
General and administrative	4,105	1,691	11,362	4,551
Amortization of intangible assets	308	215	789	437

Total operating expenses	11,495	8,565	33,808	20,015

Loss from operations	(3,686)	(5,301)	(11,893)	(10,448)
Other income (expense), net	(214)	30	(481)	56

Loss before provision for income tax	(3,900)	(5,271)	(12,374)	(10,392)
Provision for income taxes	(139)	(84)	(382)	(173)

Net loss	(4,039)	(5,355)	(12,756)	(10,565)

Series D preferred accretion and dividends	(78)	—	(78)
Series C preferred deemed dividend	—	—	—	(1,368)
Series B preferred deemed dividend	—	—	—	(100)
Net loss applicable to common shareholders	$(4,117)	$(5,355)	$(12,834)	$(12,033)

Net loss applicable to common shareholders per share—basic and diluted	$(0.09)	$(0.16)	$(0.31)	$(0.50)
Weighted average common shares outstanding—basic and diluted	45,809	34,262	42,082	24,244

See notes to condensed consolidated financial statements.

VERTICAL COMMUNICATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(12,756)	$(10,565)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	2,040	889
Amortization of deferred Toshiba equity costs	113	209
Non-cash compensation	3,126	1,268
Deferred tax provision	382	173
Non-cash changes in accounts receivable allowances	(171)	166
Changes in assets and liabilities:
Trade receivables	(1,483)	(2,636)
Inventories	770	(126)
Prepaid expenses	(154)	161
Deferred costs	372	(7,280)
Other assets	(2)	(25)
Accounts payable	(1,513)	(1,221)
Accrued liabilities	2,324	(1,499)
Deferred revenue	1,285	11,514
Customer deposits	—	(3)

Net cash used in operating activities	(5,667)	(8,975)

Cash flows from investing activities:
Cash used for acquisitions, net of cash acquired	(19,249)	(13,227)
Purchases of property and equipment	(838)	(929)
Restricted cash	(101)	(1,000)

Net cash used in investing activities	(20,188)	(15,156)

Cash flows from financing activities:
Payments of capital lease obligations	(10)	—
Proceeds from bank term loan	2,000	—
Net proceeds from bank revolver facility	5,092	—
Proceeds from issuance of common stock	12,869	26,868
Proceeds from issuance of preferred stock and warrants, net of issuance costs	4,847	—

Net cash provided by financing activities	24,798	26,868

Effect of foreign currency exchange rates	(52)	—

Net (decrease) increase in cash and cash equivalents	(1,109)	2,737
Cash and cash equivalents at beginning of period	4,880	2,747

Cash and cash equivalents at end of period	$3,771	$5,484

SUPPLEMENTAL CASH FLOW INFORMATION:
Non cash dividend and accretion on series D preferred stock	78	—
Beneficial conversion feature associated with convertible, redeemable preferred stock	659	—
Non cash dividend to series C preferred shareholders	—	1,368
Non cash dividend to series B preferred shareholders	—	100
Restricted cash released to Vertical Networks shareholders	416	—
Cash paid for taxes	—	—
Cash paid for interest	342	—

On September 28, 2004 the Company acquired the assets of Vertical Networks and on September 28, 2005 the Company acquired the assets of Comdial Corporation as follows (see Note 4)

	Nine Months Ended March 31,
	2006	2005
Accounts receivable	$3,158	$3,792
Inventory	4,540	1,308
Other current assets	2,248	315
Property and equipment	1,285	395
Other assets	150	89
Intangible assets	4,300	4,300
Goodwill	9,190	13,020
Cash used in acquisitions, net of cash acquired	(19,249)	(13,227)

	5,622	9,992
Note payable to Comdial Corporation	(2,500)	—

Accrued direct acquisition costs	—	—

Liabilities assumed	$3,122	$9,992

See notes to condensed consolidated financial statements.

VERTICAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

Vertical Communications, Inc. (formerly Artisoft, Inc) (the “Company”, “we”, “our”, “us” or the “Registrant”), develops, markets and sells business phone systems, software, hardware and associated services. We sell our products through distributors, resellers and system integrators such as AT&T, Fujitsu, IBM, and Graybar, and we engage in alliances with those parties and other technology vendors to assist us in selling and marketing our products. Most of our end user customers rely upon resellers or systems integrators to implement our products, and these resellers and systems integrators can significantly influence our customers’ purchasing decisions. We market and sell our products in the United States, Europe and Latin America. We also have distributor relationships in Africa, Asia, Australia and the Middle East.

The unaudited condensed consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The balance sheet amounts at June 30, 2005 in this report were derived from our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005. In the opinion of management, the accompanying financial statements include all adjustments of a normal recurring nature, which are necessary for a fair presentation of the financial results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although we believe that the disclosures are adequate to make the information presented not misleading, we recommend that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 on file with the SEC. The results of operations for the three and nine months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year or any other future periods.

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

(2) RESTATEMENT

In September 2004, we granted stock options to our executives and employees, including new employees hired that month as a result of the acquisition of Vertical Networks. These options were granted with a strike price 15%, or 17 cents below the price of shares sold as part of the 2004 Equity Financing which was completed at the same time at a per share price of $1.1386 per share. Initially, no stock based compensation or deferred compensation expense was recorded for these grants, and the discount to the presumed basis of $1.1386 per share price was determined to create a non-material stock-based compensation expense under APB 25.

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

The principal adjustments to restate the financial statements for the quarter ended March 31, 2005 are as follows:

Balance Sheet

The Balance Sheet impact of the changes discussed above include a reduction of Additional Paid in Capital of $10.1 million, and increase in the Accumulated Deficit of $1.3 million and the creation of a Deferred Compensation in Shareholders Equity of $8.9 million, all as of March 31, 2005. The unamortized deferred compensation as of June 30, 2005 was reversed upon the Company’s adoption of SFAS No. 123R on July 1, 2005 (see Note 3).

Statement of Operations

The Statement of Operations impact of the changes discussed above include an increase in Operating Expenses of $634 thousand and $1.3 million, respectively, for the three and nine month periods ended March 31, 2005, and a resulting increase in the Operating Loss, Net Loss and Loss Applicable to Common Shareholders of $634 thousand and $1.3 million, respectively, for the three and nine month periods ended March 31, 2005.

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

Prior to July 1, 2005, the Company applied Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees in accounting for its stock incentive plan and accordingly, compensation cost was recognized for its stock options in the financial statements when the exercise price was below the fair market value. During the three and nine months ended March 31, 2005, $634 thousand and $1.3 million, respectively, of stock-based compensation cost was recorded under the intrinsic value based method. Had the Company determined compensation cost in all periods based on the fair value at the grant date for its stock options under SFAS No. 123R, the Company’s net loss and net loss per common equivalent share for the three and nine months ended March 31, 2005 would have been increased to the pro forma amounts indicated below (in thousand, except per share amounts):

	Three months Ended March 31 2005	Nine months Ended March 31 2005
Reported net loss applicable to common shareholders	$(5,355)	$(12,033)
Stock based compensation expense included in reported net loss	634	1,268
Stock based compensation expense determined under fair value method for all awards	(1,161)	(2,810)

Pro forma net loss applicable to common shareholders	(5,882)	(13,575)
Reported loss per share applicable to common shareholders	$(0.16)	(0.50)
Pro forma loss per share applicable to common shareholders	$(0.17)	$(0.56)

The adoption of SFAS No. 123R reduced income from operations and net income for the three and nine months ended March 31, 2006 by $0.9 million ($0.02 per basic and diluted share) and $3.1 million ($0.07 per basic and diluted share), respectively. The adoption of this Statement had no effect on the Statement of Cash Flows for the nine months ended March 31, 2006. As of March 31, 2006, $10.8 million of unvested stock-based compensation has not yet been recognized by the Company. The unvested stock-based compensation balance is expected to be expensed over a weighted average period of 2.6 years.

The following table summarizes the allocation of stock-based compensation from employee stock options included in operating expenses by line item in the Unaudited Consolidated Condensed Statements of Operations for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005 As Restated	2006	2005 As Restated
Sales and marketing	$214	$205	$720	$410
Product development	306	281	1,030	562
General and administrative	410	148	1,376	296

Total	$930	$634	$3,126	$1,268

Generally, options become exercisable over a four-year period commencing on the date of the grant. Options granted prior to and after September 28, 2004 vest 25% at the first anniversary of the grant date with the remaining 75% vesting in equal monthly increments over the remaining three years of the vesting period. Options granted on September 28, 2004 vest 2.08% monthly. In computing stock based compensation, we apply an estimated forfeiture rate based on actual forfeitures in our recent history. The fair value of options granted was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal 2006	Fiscal 2005
Expected dividend yield	0%	0%
Volatility factor	114%	115%
Risk free interest rate	4.71%	3.45%
Expected life	6 Years	6 Years

The risk-free interest rate is based upon the U. S. Treasury securities yield. The term of the options grant is derived from historical data. The expected volatility is based upon the historical volatility of the Company’s common stock over the period of time.

A summary of stock option activity for the three month period ended March 31, 2006 is as follows:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at January 1, 2006	7,328,372	$2.14
Granted	2,092,750	$0.95
Exercised	(1,948)	$0.97
Forfeited	(686,290)	$1.70
Outstanding at March 31, 2006	8,732,884	$1.88	8.7
Exercisable at March 31, 2006	2,630,273	$3.40	8.0

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2006 was $0.81. The total fair value of the grants was $1.7 million for the period ended March 31, 2006, There were no grants awarded in the three months period ended March 31, 2005. The total intrinsic value of options exercised, determined as of the date of exercise, during the three months ended March 31, 2006 and 2005 was $0.5 thousand and $125.9 thousand, respectively.

A summary of stock option activity for the nine month period ended March 31, 2006 is as follows:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at July 1, 2005	7,998,090	$2.11
Granted	2,092,750	$0.95
Exercised	(83,178)	$0.97
Forfeited	(1,274,778)	$1.86
Outstanding at March 31, 2006	8,732,884	$1.88	8.7
Exercisable at March 31, 2006	2,630,273	$3.40	8.0

The weighted average grant-date fair value of stock options granted during the nine months ended March 31, 2006 and 2006 was $0.81 and $2.58 respectively. The total fair value of grants for the nine months ended March 31, 2006 and 2005 was $1.7 and $14.7 million respectively. The total intrinsic value of options exercised, determined as of the date of exercise, during the nine months ended March 31, 2006 and 2005 was $32.1 thousand and $129.5 thousand, respectively.

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

The purchase price for Vertical Networks consisted of: $12.5 million in cash, paid at closing, with an additional $1.0 million held in escrow to secure Vertical Networks’ indemnification obligations to us, $1.0 million in transaction costs, the assumption of most liabilities of Vertical Networks and an earnout provision of up to $5.5 million. The earnout obligation is equal to the first $5.5 million of non-refundable software license revenues collected by us from CVS Pharmacy, Inc. (“CVS”) in connection with a specific contract which provided CVS with software to be used in connection with, among other things, a rapid prescription refill project that CVS is implementing. We have paid $0.7 of the earn-out provision and accrued an additional $2.0 million of the earn-out provision to date, all of which is included in the purchase price table below. The balance of the potential earn-out, $2.8 million has been excluded. As of March 31, 2006, we made a $0.6 million claim against the escrow and released the balance to Vertical Networks. The $0.6 million held in escrow is presented on the Consolidated Balance Sheet as Restricted Cash and the $0.4 million that was released is included in the table below. The remaining contingent payments will be recorded as a component of the purchase price if and when the related contingencies are resolved.

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

In connection with, or prior to the 2004 Equity Financing, the holders of all shares of our preferred stock converted those shares into common stock. Following the issuance and sale of common stock in the 2004 Equity Financing and the conversions of our preferred stock to common stock, as at March 31, 2006, M/C Venture Partners V, LP and its affiliates (collectively “M/C Venture Partners”) is the largest beneficial holder of our common stock, currently with a 48.5% beneficial ownership interest.

We agreed to register, under the Securities Act of 1933, as amended (the “Securities Act”), the shares issued and sold in the 2004 Equity Financing, for resale by the investors in this financing (the “2004 Investors”). We agreed to file with the SEC the registration statement with respect to this registration by November 12, 2004 and to use our best efforts to cause the registration statement to become effective on or before December 31, 2004. Since the registration statement was not declared effective by the SEC prior to March 31, 2005, we were required to pay each 2004 Investor monthly liquidated damages in an amount equal to 1% per month of the aggregate purchase price paid by each investor under the purchase agreement (not to exceed 9% of such purchase price, in the aggregate). Commencing in April 2005, the fee resulting from each month of delay in achieving effective registration of the shares was $275,000 per month, and accordingly, we recorded an expense and corresponding accrual of $1,375,000 through August 2005.

In lieu of a payment of the accrued liquidated damages under the 2004 Equity Financing, we issued warrants for the purchase of our common stock on September 28, 2005 to the 2004 Investors (the “New Warrants”). Each New Warrant has a term of exercise expiring on September 28, 2010. The number of shares issuable upon exercise is subject to adjustment in the case of any stock dividend, stock split, combination, capital reorganization, reclassification or merger or consolidation. The New Warrants are exercisable at any time prior to the expiration date by delivering the warrant certificate to us, together with a completed election to exercise and payment of the exercise price, which is equal to $0.01 per share of common stock. The New Warrants contain a “net exercise” feature under which we do not receive any cash, but rather, the number of shares issued upon exercise is net of the number of shares withheld by us pursuant to a formula, with the result that if all holders of New Warrants elect to use the net exercise feature, we would issue an aggregate of 1,202,728 shares of common stock. In accordance with Emerging Issues Task Force Issue 00-19 Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock the New Warrants are recorded as an accrued liability in the amount of $1,375,000 at March 31, 2006. Upon the filing of our Amended and Restated Certificate of Incorporation (the “Amended and Restated Charter”) on April 4, 2006, the New Warrants were deemed automatically exercised.

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

The following table represents the allocation of the purchase price for our acquisition of Vertical Networks over the fair value of the assets acquired and liabilities assumed at the date of acquisition (in millions):

Fair Values at March 31, 2006
Cash	$0.3
Accounts receivable net	3.8
Inventory, net	1.3
Other current assets	0.3
Property and equipment	0.4
Other Assets	0.1
Intangible assets	4.3
Goodwill	15.4
Accounts payable	(4.8)
Accrued expenses	(2.3)
Other current liabilities	(0.3)
Deferred revenue	(2.6)

Total Purchase Price	$15.9

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

The following pro forma unaudited condensed financial information gives effect to our acquisition of Vertical Networks as if it had occurred on July 1, of each period presented. The following information is based on historical results of our operations for the nine months ended March 31, 2005 and of Vertical Networks for the same historical period. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of the consolidated company that would have actually occurred had the acquisition of Vertical Networks been effected as of July 1, 2004.

	Nine Months Ended March 31, 2005
	Vertical	Vertical Networks	Pro Forma Adjustments	Pro Forma as Adjusted
Net product revenue	11,784	3,923	(447)	15,260
Net (loss)/income	(10,565)	(1,181)	(602)	(12,348)
Net (loss)/income applicable to common shareholders	(12,033)	(1,181)	(602)	(13,816)
Net loss applicable to common stock – Basic and Diluted	(0.50)	(0.25)		(0.52)

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

The value of intangible assets we acquired as part of the acquisition of Vertical Networks was based upon the fair value of those assets on the acquisition date. Three amortizable intangible assets were identified: existing technology, existing customer contracts, and other anticipated revenue from existing customers. The total amortizable intangible assets value was determined to be $4.3 million and each of the three elements of the intangible assets were determined to have a 5 year life. Accordingly, these intangible assets will be amortized over a 5 year period. The pro-forma adjustment reflects this amortization over the periods presented.

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

We also assumed certain liabilities of Comdial such as post petition ordinary course trade payables outstanding as of the acquisition date, certain employee related obligations, and certain customer related obligations and liabilities related to certain assumed executory contracts. In addition, we assumed pre-petition and post petition obligations under remaining unfulfilled purchase orders outstanding as of the closing date. The amount of the liabilities we assumed as of September 28, 2005 was approximately $8.9 million, which included $6.0 million in open purchase order obligations.

The following table represents the allocation of the purchase price for our acquisition of Comdial over the fair value of the assets acquired and liabilities assumed at the date of acquisition (in millions):

Fair Values at March 31, 2006
Cash	$0.2
Accounts Receivable, net	3.2
Inventory, net	4.5
Other Current Assets	2.2
Property and Equipment	1.3
Intangible assets	4.3
Goodwill	9.4
Accounts Payable	(0.2)
Accrued Expenses	(1.0)
Other Current Liabilities	(1.9)

Net assets acquired	$22.0

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

The following are the identifiable intangible assets acquired and the respective periods over which the assets will be amortized on a straight-line basis (in millions):

	Amount	Life (In Years)
Trade names/Trademarks	$0.2	1
Customer relationships	3.3	10
Existing technology	0.8	5

	$4.3

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

	Three Months Ended March 31, 2006 Combined	Three Months Ended March 31, 2005
		Vertical	Comdial	Pro Forma Adjustment	Combined Pro Forma as Adjusted
Net product revenue	$14,388	$4,182	$6,985		$11,167
Net loss	(4,039)	(5,355)	(3,040)	$(409)	(8,804)
Net loss applicable to common shareholders	(4,117)	(5,355)	(3,040)	(409)	(8,804)
Net loss applicable to common stock – Basic and Diluted	$(0.10)	(0.16)			$(0.26)

	Nine Months Ended March 31, 2006				Nine Months Ended March 31, 2005
	Vertical	Comdial	Pro Forma Adjustments	Pro Forma as Adjusted	Vertical	Comdial	Pro Forma Adjustment	Pro Forma as Adjusted
Net product revenue	40,581	8,969	—	49,550	11,784	21,206	—	32,990
Net loss	(12,756)	(2,806)	(409)	(15,971)	(15,761)	(3,128)	(1,227)	(20,116)
Loss applicable to common shareholders	(12,834)	(2,806)	(409)	(16,049)	(12,033)	(3,128)	(1,227)	(16,388)
Loss applicable to common stock – Basic and Diluted	(0.31)			(0.39)	(0.50)			(0.68)

The pro forma adjustments include the amortization expense for the acquired identifiable intangible assets, of approximately $0.2 million per quarter, and the interest expense for the amounts borrowed to finance the acquisition of approximately $0.2 million. An income tax expense has been recorded on the goodwill valuation of $9.2 million over a 15 year life. All periods presented include this tax charge.

(5) LIQUIDITY

We have incurred losses and negative cash flows from operations in every fiscal period since 1996 and have an accumulated deficit, including non-cash equity charges, of $72.2 million as of March 31, 2006. For the three months ended March 31, 2006 we incurred a net loss of approximately $4.0 million and have negative cash flows from operations of approximately $5.7 million. Our management expects that operating losses and negative cash flows will continue in the near future. As a result of the projected negative cash flow trends and in order to finance operating activities, management determined that we required an additional capital infusion to support our negative cash flow from operations. Accordingly, on February 9, 2006, we completed the sale of 5,000 shares of preferred stock resulting in aggregate proceeds to the company of $5.0 million. Please see Note 7, “Redeemable Preferred Stock”, for details on this financing. We anticipate that, with the proceeds of this equity offering, we will meet our anticipated cash requirements for the next twelve months. We will also utilize available borrowing under a revolving line of credit with SVB. Please see Note 11 “Debt” for details on this line of credit. We expect to carefully manage our liquidity going forward. While our on-going profit improvement efforts are expected to produce results, in addition to tightly controlling costs, we will be required to carefully manage our expenses and receivables to maximize liquidity. Management believes we will increase our revenue and improve our cash flows in the foreseeable future. However, there can be no assurance that the available cash and increased revenues, if we are able to achieve them, will be sufficient to meet our cash requirements. If we are unable to satisfy such cash requirements from these sources, our ability to continue as a going concern and to achieve our intended business objectives could be adversely affected. In such case, we could be required to adopt one or more alternatives, such as reducing or delaying marketing and promotional activities, reducing or delaying capital expenditures, developing restructuring plans to reduce discretionary costs deemed nonessential, and raising additional cash through the sale of our capital stock or increasing our debt. There can be no assurance that any such additional financing will be available when needed or on acceptable terms to allow us to successfully achieve our operating plan or fund future investment in our product lines.

(6) PREFERRED STOCK

Series A Preferred Stock

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

Each share of Series B Preferred Stock was initially convertible into one-sixth of a share of common stock, subject to adjustment. Under certain circumstances, we had the right to effect the automatic conversion of the Series B Preferred Stock to common stock in the event the closing per share bid price of the common stock exceeded $30.00 for 30 consecutive trading days. Prior to the 2004 Equity Financing, (See Note 7) all shares of Series B Preferred Stock were converted to common stock.

The holders of the Series B Preferred Stock, as a class, were also initially entitled to elect two of our directors. In August 2002, the holders of our Series B Preferred Stock exercised this right, in part, to elect Robert J. Majteles one of our directors.

The 2001 Warrants will expire on September 30, 2006. The expiration date, the per share exercise price and the number of shares issuable upon exercise of the 2001 Warrants were initially subject to adjustment in certain events. Following the 2004 Equity Financing, the per share exercise price of the 2001 Warrants is $1.1386, and the per share exercise price and the number of shares issuable upon exercise of the 2001 Warrants are no longer subject to adjustment. The 2001 Warrants have a call provision that provides that if the closing per share bid price of the common stock exceeds $45.00 for 30 consecutive trading days and certain other conditions are met, we have the right to require the 2001 Warrant holders to exercise their warrants for common stock.

The closing of the issuance and sale of shares of common stock in our September 2002 financing, a private placement of restricted common stock, resulted in anti-dilution adjustments to the Series B Preferred Stock and the 2001 Warrants. As a result of these anti-dilution adjustments, each share of Series B Preferred Stock was convertible into approximately 2.38 shares of common stock. Prior to the issuance and sale of shares of common stock under this agreement, each share of Series B Preferred Stock was convertible into one share of common stock. In addition, the per share exercise price of each 2001 Warrant was reduced from $3.75 to $1.05. These adjustments resulted in a significant increase in potential common shares outstanding. Prior to the 2004 Equity Financing, the remaining outstanding Series B Preferred Stock was converted into common stock at a rate of approximately 1.22 shares of common stock for each share of Series B Preferred Stock.

2003 Financing, Series C Preferred Stock

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

(7) REDEEMABLE PREFERRED STOCK

2006 Financing Series D Preferred Stock

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

Obligation to Register Shares

Pursuant to the 2006 Securities Purchase Agreement, we agreed to register the shares of common stock issuable upon conversion of the Series D Preferred Stock and upon exercise of the Warrants (collectively, the “Issued

Shares”) for resale by the Series D Investors under the Securities Act. The Company also agreed to file with the SEC a registration statement with respect to the Issued Shares no later than March 27, 2006 (the “Filing Date”), and to use our best efforts to cause the registration statement to become effective on or before the date that is the earlier of (1) in the event of no review by the SEC, within five days of being informed by the SEC that the SEC has decided not to review the registration statement, but in no event later than 30 days after the Filing Date, (2) in the event of a review by the SEC, within five days of being informed by the SEC that the SEC has no further comments on such registration statement, but in no event later than 90 days after the Filing Date (the earlier of (1) and (2), the “Required Effective Date”).

The Company is currently liable for liquidated damages to each Series D Investor because the registration statement was not filed on or before March 27, 2006 (such an event, a “Filing Default”). As a result of the Filing Default, the Company must pay as liquidated damages to the Series D Investors, for each 30-day period of a default, an amount in cash equal to 1% of the aggregate purchase price paid by the Series D Investor pursuant to the 2006 Securities Purchase Agreement; provided that in no event will the aggregate amount of cash to be paid as liquidated damages exceed 9% of the aggregate purchase price paid by such Series D Investor. As of March 31, 2006, the Company has recorded $5 thousand in liquidated damages as a result of the Registration Default. Pursuant to the 2006 Securities Purchase Agreement, the aggregate amount of cash to be paid as liquidated damages will not exceed 9% of the aggregate purchase price paid by the Series D Investors. The liquidated damages payable under the 2006 Securities Purchase Agreement will apply on a pro rata basis for any portion of a 30-day period of a default.

Obligation to Hold Annual Meeting

The Company agreed to hold the Annual Meeting of the stockholders for the fiscal year ended June 30, 2005 (the “Annual Meeting”) as soon as possible after February 9, 2006, for, among other purposes, considering the approval of an amendment and restatement of the Company’s Certificate of Incorporation (the “Amended and Restated Charter”) to effect, among other things, the following: (i) the elimination of all authorized shares of the Company’s Series B Preferred Stock and Series C Preferred Stock; and (ii) the increase of the authorized number of shares of common stock to 250,000,000 (the “Capitalization Amendment”).

Pursuant to separate voting agreements entered into on September 28, 2005 (the “Voting Agreements”) with the investors in the sale of the Company’s common stock on the same date (the “2005 Investors”), the Company and the 2005 Investors agreed to vote all of their shares of common stock in favor of the Capitalization Amendment in connection with the Series D Financing, and the 2005 Investors agreed to amend each of their separate Voting Agreements to agree to vote all of their voting securities for the Amended and Restated Charter. In connection with the Series D Financing, each of SRB Greenway Capital, L.P., SRB Greenway Capital (Q.P.), L.P., SRB Greenway Offshore Operating Fund, L.P., Walker Smith Capital, L.P., Walker Smith Capital (Q.P.), L.P., Walker Smith International Fund, Ltd. and HHMI Investments, L.P. (collectively, “Greenway”) entered into a voting agreement with the Company dated as of February 9, 2006, pursuant to which Greenway agreed to vote all of their voting securities for the Amended and Restated Charter.

Because the 2005 Investors and Greenway collectively hold over 80% of the voting power, the approval of the Amended and Restated Charter was assured. The Company held the Annual Meeting on April 3, 2006 at which time the Amended and Restated Charter was approved.

Material Terms

The material terms of the Company’s Series D Preferred Stock are summarized below.

Voting. The holders of Series D Preferred Stock are entitled to vote on any matter presented at any meeting of the stockholders of the Company. Each holder of Series D Preferred Stock is entitled to cast a number votes equal to the number of whole shares of common stock into which the shares of Series D Preferred Stock are convertible as of the record date for determining stockholders entitled to vote on such matter. Currently, the issued and outstanding shares of Series D Preferred Stock would convert into an aggregate of 4,166,667 shares of common stock, which represents approximately 8.9% of the total voting power of the Company after the Capitalization Amendment

Dividends. From the date of issuance, the Series D Preferred Stock accrues dividends at a rate of $80.00 per year and compounds annually. Dividends on the Series D Preferred Stock may be declared and paid from time to time as determined by the Company’s board of directors. The Company cannot declare, pay or set aside any dividends or distributions on any other shares of capital stock of the Company unless the holders of Series D Preferred Stock first receive or simultaneously receive a dividend or distribution on each outstanding share of Series D Preferred Stock in such amounts as set forth in the Certificate of Powers, Designation, Preferences and Rights of the Series D Preferred Stock (the “Certificate of Designations”).

Liquidation. Upon liquidation, dissolution or winding up, then the holders of Series D Preferred Stock are entitled, before any distributions are made to the holders of the common stock, or any other class or series of capital stock of the Company ranking junior to the Series D Preferred Stock as to such distributions, to be paid an amount equal to $1,000 per share (the “Original Issue Price”) and any unpaid dividends thereon, subject to adjustment. For purposes of this liquidation preference, unless waived in writing by the holders of a majority of the Series D Preferred Stock (as adjusted) then outstanding, a consolidation or merger of the Company into or with another entity or the sale of all or substantially all of the Company’s assets, in each case under circumstances in which the holders of a majority in voting power of the outstanding capital stock of the Company, immediately prior to such transaction, owned less than a majority in voting power of the outstanding capital stock of the Company or its successor, would be treated as a liquidation, dissolution or winding up of the Company.

Conversion. The holders of the Series D Preferred Stock have the right, at any time and at their option, to convert each share of Series D Preferred Stock into a number of shares of the Company’s common stock determined by dividing the Original Issue Price (as adjusted) by the then-applicable per share conversion price of the Series D Preferred Stock. The conversion price is subject to adjustment in the case of any stock dividend, stock split, combination, capital reorganization, reclassification, merger or consolidation by the Company. With limited exceptions, the conversion price is also subject to adjustment in the case of an issuance of shares of the Company’s common stock, or securities exercisable for or convertible into the Company’s common stock, at a per share price less than the conversion price then in effect. In the event that this occurs, the conversion price would be reduced to equal the per share price of the newly issued securities. Initially, the conversion price of the Series D Preferred Stock is $1.20 per share.

Special Conversion. If the Company undertakes a financing involving the Company’s equity securities within 180 days of the first issuance of the Series D Preferred Stock (a “Future Financing Transaction”), the outstanding shares of the Series D Preferred Stock will automatically convert into the shares of the Company’s equity securities sold pursuant to that Future Financing Transaction (“Future Financing Securities”). The holders of the Series D Preferred Stock will, upon conversion of their Series D Preferred Stock into Future Financing Securities, be entitled to all rights granted to any other purchaser of Future Financing Securities.

Anti-dilution Adjustments. In the event the Company issues additional shares of common stock (which includes certain options and convertible securities issued by the Company), except in limited circumstances, for no consideration or for consideration per share that is less than the conversion price of the Series D Preferred Stock then in effect, the conversion price of the Series D Preferred Stock will be reduced in accordance with the formula set forth in the Certificate of Designations.

Redemption. Beginning February 9, 2009, the Series D Preferred Stock may be redeemed at a price equal to the Original Issue Price, plus all declared and unpaid dividends, provided that the holders of a majority of the issued and outstanding shares of Series D Preferred Stock consent to such redemption. Commencing 30 days after the consent, the Series D Preferred Stock must be redeemed in three equal annual installments. If the Company fails to redeem the Series D Preferred Stock in accordance with the Certificate of Designations, then interest will accrue on any unpaid amount at a rate of 1% per each 30-day period that such amounts remain unpaid.

Special Redemption. Upon notice of certain events triggering a mandatory conversion under the Certificate of Designations, a holder of Series D Preferred Stock may instead elect to have the Company redeem its shares of Series D Preferred Stock (the “Special Redemption”). Any such shares will be redeemed at a price equal to the Original Issue Price, plus all declared and unpaid dividends (the “Special Redemption Price”). If the Company fails to redeem the shares of Series D Preferred Stock pursuant to the Special Redemption, the holders of such shares will sell such shares to any persons that the Company designates and will sell such shares at the Special Redemption Price.

Warrants

In addition to the issuance and shares of Series D Preferred Stock, the Company issued warrants to purchase an aggregate of up to 1,041,667 shares of common stock at a per share exercise price of $0.01. The warrants have a term of exercise expiring on February 9, 2016. The number of shares issuable upon exercise and the per share exercise price of the warrants is subject to adjustment in the case of any stock dividend, stock split, combination, capital reorganization, reclassification or merger or consolidation. Subject to limited exceptions, the number of shares of common stock for which the warrant is exercisable is also subject to adjustment in the case of an issuance of shares of common stock or securities exercisable for or convertible into common stock, at a per share price less than the per share conversion price of the Series D Preferred Stock then in effect. In the event of such an issuance, the number of shares of common stock for which the warrant is exercisable is increased in accordance with the formula set forth in the warrant. The conversion price, as defined in the warrant, is also reduced to equal the purchase price of the new issuance of common stock (or securities convertible into common stock). The warrants are exercisable at any time prior to their expiration date by delivering the warrant certificates to the Company, together with a completed election to purchase and the full payment of the exercise price or by means of a “net exercise” clause under which the Company does not receive any cash, but rather, the number of shares issued upon exercise is net of the number of shares withheld by the Company in lieu of payment of the exercise price. This net exercise right is generally limited to times when the Company is not in compliance with its obligations relating to the registration of the shares of common stock underlying the warrants for resale under the Company’s registration rights agreement with respect to those shares.

The Company allocated the proceeds between the stock and the warrants based upon their relative fair values as of the closing date, resulting in $951 thousand being allocated to the warrants. We determined the fair value of the warrants using the Black-Scholes option pricing model with the following assumptions: no dividend yield; weighted average risk free rate of 4.54%; volatility of 115% and a contractual life of 10 years. The Company recorded the portion of the proceeds attributable to the stock as mezzanine equity pursuant to EITF Topic D-98, Classification and Measurement of Redeemable Securities after determining the guidance in FAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity did not apply. The Company determined that the warrants meet the definition of a derivative instrument as defined in SFAS 133, Accounting for Derivative Instruments and Hedging Activities, but do not require derivative treatment pursuant to the scope exception in paragraph 11(a) of SFAS 133. We recorded the proceeds attributable to the warrants in permanent equity pursuant to guidance in EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, as the Company can settle the warrants in unregistered shares and the liquidated damages are not believed to be “uneconomic”.

The Company determined that the economic characteristics and risks of the embedded conversion feature in the stock were clearly and closely related to the stock and concluded that paragraph 12(a) of SFAS 133 did not apply. Therefore we were not required to bifurcate the conversion feature and record it as a derivative instrument. We calculated the intrinsic value of the beneficial conversion feature embedded in the stock pursuant to the guidance in EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. The beneficial conversion of $659 thousand was recognized as an additional discount on the stock. The total discount on the stock resulting from the allocation of proceeds to the warrants and recording of the beneficial conversion feature will be accreted over the period through the earliest possible redemption date.

We will reevaluate the classification of the stock and warrants in each period to determine if reclassification is necessary. Our obligation to the Series D Preferred Stockholders, should they choose to redeem the stock at or after the redemption date is $5.0 million plus accrued but unpaid dividends. As of March 31, 2006, we have failed to file the registration statement pursuant to the Stock Price Agreement and accordingly, have recorded $5.0 thousand in liquidated damages for the period.

(8) EQUITY

On September 28, 2004 and October 1, 2004, we sold a total of 24,159,468 shares of our Common Stock at a per share purchase price of $1.1386 to several investors, including M/C Venture Partners, under the terms of the 2004 Stock Purchase Agreement. In connection with, or prior to the financing, the holders of all shares of our Series B and Series C Preferred Stock converted those shares into Common Stock.

On September 28, 2005 we sold a total of 11,329,785 shares of common stock at per share purchase price of $1.1386, under the terms of the 2005 Stock Purchase Agreement. Following the issuance and sale of common stock in the financing and the conversions of our Series B and Series C Preferred Stock to common stock, M/C Venture Partners continues as the largest beneficial holder of our common stock, with a 48.7% beneficial ownership interest.

As a result of these and previous financings, we entered into arrangements with certain parties to register shares of our Common Stock pursuant to the following agreements:

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Antidilutive potential common shares excluded from net loss per share (thousands)	8,733	3,597	10,579	4,972

(10) GUARANTEES

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

We warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer for 90 days. We warrant that our maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. Additionally, we warrant that our hardware products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the products to the customer for the specified periods as per our warranty policies and agreement. We provide for the estimated cost of hardware product warranties based on specific warranty claims and claim history. If necessary, we would provide for the estimated cost of the software and services warranties based on specific warranty claims and claim history, however, we have never incurred any significant expenses under our product or service warranties.

(11) DEBT

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

The SVB Loan Agreement initially contained certain financial covenants related to net worth and minimum cash balances. During the first fiscal quarter of 2006, the Company was not able to comply with the net worth covenant in the then existing agreement. As a result of this default, the Bank could cease making loans and could accelerate and declare all amounts due. Consequently as of September 30, 2005, all of the SVB debt was classified as short term in our Condensed Consolidated Balance Sheet. Subsequently, the Company obtained a loan modification agreement from the Bank which adjusted the net worth covenant which the Company was in compliance with. During the second quarter of 2006, the Company was not able to comply with the net worth covenant but obtained a waiver from the Bank. The Bank agreed to forbear from exercising its rights and remedies as a result of the default at December 31, 2005.

On March 31, 2006, the Company entered into a Second Loan Modification Agreement with SVB under which the financial covenants were modified to eliminate the net worth covenant, increase the minimum cash balances covenant and add a minimum earnings before interest, taxes, depreciation and amortization covenant. As of March 31, 2006, the Company is in compliance with the revised covenants under the modification agreement and the appropriate portion of the debt has been reclassified to long term in our Condensed Consolidated Balance Sheet.

(12) INVENTORIES

Inventories at March 31, 2006 and June 30, 2005, net of obsolescence reserves of $2.6 million and $0.8, respectively, consist of the following (in thousands):

	March 31, 2006	June 30, 2005
Raw Materials	$332	$156
Finished Goods	$5,124	$1,530

	$5,456	$1,686

The acquisition of the assets of Comdial Corporation on September 28, 2005 is the primary reason for the substantial increase in inventory, having added $4.2 million in inventory as of March 31, 2006.

(13) INTANGIBLE ASSETS

Intangible assets related to the acquisitions of Vertical Networks and Comdial at March 31, 2006 and June 30, 2005 consist of the following (in thousands):

	March 31, 2006	June 30, 2005	Life in Years
Acquired technology-Vertical Networks	800	800	5
Acquired customers relationships-Vertical Networks	3,500	3,500	5
Trade names/trademarks-Comdial	200	—	1
Acquired customer relationships-Comdial	3,300	—	10
Acquired technology- Comdial	800	—	5

	8,600	4,300
Accumulated amortization	(1,646)	(652)

	6,954	3,648

Amortization expense for the three and nine months ending March 31, 2006 was $388 and $988 respectively, of which $80 and $201, respectively, was included in cost of sales. For the three and nine months ending March 31, 2005, amortization expense was $215 and $437, respectively, of which $40 and $120, respectively, was included in cost of sales.

(14) INCOME TAXES

The Company has not recognized any current income tax expense in any period presented due to the Company’s net losses. However, in fiscal years 2005 and 2006, the Company recorded a deferred tax provision and corresponding liability arising from the timing differences associated with amortizing goodwill for income tax purposes over a 15 year life.

(15) SUBSEQUENT EVENTS

The Company held its Annual Meeting for the year ended June 30, 2005 on April 3, 2006. At this meeting, among other items, the Capitalization Amendment was approved by the shareholders. As a result, the New Warrants were automatically exercised in a cashless exercise resulting in the issuance of an additional 1.2 million shares of common stock. Accordingly, the Company will derecognize the accrued liability in the amount of $1,375,000 that was previously recorded with respect to these warrants.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including, without limitation, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements. These statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “expect,” “intend,” “may,” “would,” “could,” “plan,” “seek,” “potential,” “continue,” or the negative of these terms or other comparable terminology. You should not place undue reliance on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, levels of activity, performance or achievements. Factors that may cause actual results to differ materially from current expectations, which we describe in more detail elsewhere in this Quarterly Report on Form 10-Q under the heading Item 1-A “Risk Factors,” include, but are not limited to:

•	our lack of working capital which could have a significant negative impact on our current level of operations;

•	the risk that the Company may be unable to meet its future obligations resulting from the acquisition of the Comdial Assets including but not limited to its obligations to meet its financial covenants under the SVB Loan Agreement or meet its deadlines to register the shares of its Common Stock issued in the 2005 Equity Financing;

•	failure to increase the sales of our products;

•	the loss of any of our key customers;

•	failure to successfully integrate the Comdial Assets into our business;

•	the introduction of competitive products, including other software- or server-based phone systems;

•	slower than expected development of the software- or server-based phone system market or any event that causes software- or server-based phone systems to be less attractive to customers;

•	continued failure to timely file our reports under the Exchange Act;

•	continued failure to have adequate disclosure controls in place;

•	continued lapses of internal controls;

•	the finding by our independent registered public accounting firm that we have a material weakness in our internal controls over financial reporting;

•	possible delisting from the OTC Bulletin Board for failure to remain current in our Exchange Act reporting obligations;

•	continued inability to achieve profitability;

•	failure to protect our intellectual property;

•	deteriorating financial performance;

•	failure to achieve the anticipated benefits from our acquisitions of Comdial and Vertical Networks, including, without limitation, failing to obtain the desired benefits for the Company’s dealers and customers;

•	failure to retain our rights to certain patents that we acquired through a license agreement resulting from the Vertical Networks Acquisition;

•	the assumptions about the future performance of the Comdial Assets may prove to be incorrect;

•	the inability to achieve the desired synergies and economies of scale after the acquisition of the Comdial Assets;

•	the inability to become a significant player within the IP-PBX telephony market; and

•	the loss of any of its key dealers or customers or Comdial’s key dealers or customers.

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

Item 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with the consolidated financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q. This item contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. Actual results may differ materially from those included in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth under “Risk Factors” commencing on page 39, as well as those otherwise discussed in this section and elsewhere in this quarterly report on Form 10-Q. See “Forward-Looking Statements”.

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

Critical Accounting Policies

Revenue Recognition

The Company recognizes revenue for the sale of its InstantOffice and TeleVantage products pursuant to Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Software Revenue Recognition With Respect to Certain Transactions. For revenue generated by the sale of Comdial products, where the Company has determined that the software is incidental, the Company follows Staff Accounting Bulletin (SAB) 104, Revenue Recognition. Generally, the Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectability is reasonably assured. The Company reduces revenue for estimated customer returns, rotations and sales rebates when such amounts are estimable. When not estimable, the Company defers revenue until the product is sold to the end customer or the customer’s rights expire. As part of its product sales price, the Company provides telephone support, which is generally utilized by the customer shortly after the sale. The cost of the phone support is not significant but is accrued in the financial statement. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue.

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

Revenue from delivered elements of one-time charge licensed software is recognized at the inception of the license term using the residual method, provided we have vendor-specific objective evidence (“VSOE”) of the fair value of each undelivered element. Revenue is deferred for the fair value of the undelivered elements based upon the price of these elements when sold separately. Revenue is also deferred for the entire arrangement if VSOE does not exist for each undelivered contract element. Examples of undelivered elements in which the timing of delivery is uncertain include contractual elements that give customers rights to any future upgrades at no additional charge or future maintenance that is provided within the overall price. The revenue that is deferred for any contract element is recognized when all of the revenue recognition criteria have been met for that element. Revenue for annual software subscriptions is recognized ratably over the length of the software subscription. Certain contracts acquired with Vertical Networks in September 2004 were determined to be bundled with software subscriptions with lengths of up to five years from the date of acquisition. The revenue and cost of sales of the systems sold under these contracts have been deferred and will be amortized ratably over the length of the associated software subscription, as the Company does not have VSOE for these subscription agreements.

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

Warranty

In most cases, we provide a one-year limited warranty to our customers, including repair or replacement of defective equipment. For certain product lines and customers, we offer longer warranty periods or extended warranties. Our contract manufacturing partners are responsible for the first year of the warranty repair work. We provide for the estimated cost of product warranties at the time the revenue is recognized. We calculate our warranty liability based on historical product return rates and estimated average repair costs. While we engage in various product quality programs and processes, our warranty obligation may be affected by product failure rates and the ability of our contract manufacturers to satisfy warranty claims. The outcome of these items could differ from our estimates and revisions to the warranty estimates could be required.

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

Prior to July 1, 2005, the Company applied Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees in accounting for its stock incentive plan and accordingly, compensation cost was recognized for its stock options in the financial statements when the exercise price was below the fair market value. During the three and nine months ended March 31, 2005, $634 thousand and $1.3 million, respectively, of stock-based compensation cost was recorded under the intrinsic value based method. Had the Company determined compensation cost in all periods based on the fair value at the grant date for its stock options under SFAS No. 123R, the Company’s net loss and net loss per common equivalent share for the three and nine months ended March 31, 2005 would have been increased to the pro forma amounts indicated below (in thousand, except per share amounts):

	Three months Ended March 31 2005	Nine months Ended March 31 2005
Reported net loss applicable to common shareholders	$(5,355)	$(12,033)
Stock based compensation expense included in reported net loss	634	1,268
Stock based compensation expense determined under fair value method for all awards	(1,161)	(2,810)

Pro forma net loss applicable to common shareholders	(5,882)	(13,575)
Reported loss per share applicable to common shareholders	$(0.16)	(0.50)
Pro forma loss per share applicable to common shareholders	$(0.17)	$(0.56)

The adoption of SFAS No. 123R reduced income from operations and net income for the three and nine months ended March 31, 2006 by $0.9 million ($0.02 per basic and diluted share) and $3.1 million ($0.07 per basic and diluted share), respectively. The adoption of this Statement had no effect on the Statement of Cash Flows for the nine months ended March 31, 2006. As of March 31, 2006, $10.8 million of unvested stock-based compensation has not yet been recognized by the Company. The unvested stock-based compensation balance is expected to be expensed over a weighted average period of 2.6 years.

The following table summarizes the allocation of stock-based compensation from employee stock options included in operating expenses by line item in the Unaudited Consolidated Condensed Statements of Operations for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005 As Restated	2006	2005 As Restated
Sales and marketing	$214	$205	$720	$410
Product development	306	281	1,030	562
General and administrative	410	148	1,376	296

Total	$930	$634	$3,126	$1,268

Generally, options become exercisable over a four-year period commencing on the date of the grant. Options granted prior to and after September 28, 2004 vest 25% at the first anniversary of the grant date with the remaining 75% vesting in equal monthly increments over the remaining three years of the vesting period. Options granted on September 28, 2004 vest 2.08% monthly. In computing stock based compensation, we apply an estimated forfeiture rate based on actual forfeitures in our recent history. The fair value of options granted was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal 2006	Fiscal 2005
Expected dividend yield	0%	0%
Volatility factor	114%	115%
Risk free interest rate	4.71%	3.45%
Expected life	6 Years	6 Years

The risk-free interest rate is based upon the U. S. Treasury securities yield. The term of the options grant is derived from historical data. The expected volatility is based upon the historical volatility of the Company’s common stock over the period of time.

A summary of stock option activity for the three month period ended March 31, 2006 is as follows:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at January 1, 2006	7,328,372	$2.14
Granted	2,092,750	$0.95
Exercised	(1,948)	$0.97
Forfeited	(686,290)	$1.70
Outstanding at March 31, 2006	8,732,884	$1.88	8.7
Exercisable at March 31, 2006	2,630,273	$3.40	8.0

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2006 was $0.81. The total fair value of the grants was $1.7 million for the period ended March 31, 2006, There were no grants awarded in the three months period ended March 31, 2005. The total intrinsic value of options exercised, determined as of the date of exercise, during the three months ended March 31, 2006 and 2005 was $0.5 thousand and $125.9 thousand, respectively.

A summary of stock option activity for the nine month period ended March 31, 2006 is as follows:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at July 1, 2005	7,998,090	$2.11
Granted	2,092,750	$0.95
Exercised	(83,178)	$0.97
Forfeited	(1,274,778)	$1.86
Outstanding at March 31, 2006	8,732,884	$1.88	8.7
Exercisable at March 31, 2006	2,630,273	$3.40	8.0

The weighted average grant-date fair value of stock options granted during the nine months ended March 31, 2006 and 2005 was $0.81 and $2.58 respectively. The fair value of grants for the nine months ended March 31, 2006 and 2005 was $1.7 and $14.7 million respectively. The total intrinsic value of options exercised, determined as of the date of exercise, during the nine months ended March 31, 2006 and 2005 was $32.1 thousand and $129.5 thousand, respectively.

Summary

The following is a summary of the areas that management believes are important in understanding the results of the fiscal quarter and nine months ended March 31, 2006. This summary is not a substitute for the detail provided in the following pages or for the condensed consolidated financial statements and notes that appear elsewhere in this document.

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

For the three and nine months ended March 31, 2006, we had total net revenue of approximately $14.4 million and $40.6 million, respectively, compared to total net revenue for the same periods in fiscal year 2005 of approximately $4.2 million and $11.8 million, respectively. The increases in net revenue are primarily attributable to the acquisition of the assets of Comdial, which was completed on September 28, 2005. We expect net revenues to continue to increase for the remainder of the fiscal year ending June 30, 2006, largely, as a result of the acquisition of the Comdial Assets.

Cost of Sales

Cost of sales is generally comprised of materials, manufacturing, shipping and repair of our products. Prior to the acquisitions of Vertical Networks and Comdial, cost of sales consisted primarily of materials for a limited amount of shrink wrap product including software CDs and manuals and also small amounts of amortization of purchased technology. As a result of the acquisition of Vertical Networks and Comdial, cost of sales increased substantially due to the hardware costs associated with sales of the InstantOffice and Comdial product lines and due to additional amortization of technology-based intangible assets associated with the acquisitions. Cost of sales also includes royalties paid to third parties.

Gross margins for the quarter and nine months ended March 31, 2006 decreased to 54.3% and 54.0%, respectively, compared to 78.0% and 81.2% in the same periods in the prior fiscal year. This decrease was primarily the result of the cost of hardware included in the net revenue. The cost of goods for InstantOffice and Comdial products includes several elements of telecommunication hardware.

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

Operating expenses for the quarter ended March 31, 2006 increased approximately 34.2% compared to the same period in the prior fiscal year.

Sales and marketing expenses for the quarter ended March 31, 2006 increased by 10.0%, compared to the same period in the prior fiscal year, due to costs associated with the increase in personnel in the sales and marketing organization resulting from the acquisition of Vertical Network’s and Comdial’s sales and marketing activities.

Expenses in product development for the quarter ended March 31, 2006 increased by 1.5% compared to the same period in the prior fiscal year. This increase results from increased development costs resulting from the acquisition of Vertical Network’s and Comdial’s product development activities.

General and administrative expenses increased approximately 142.7% for the quarter ended March 31, 2006 compared to the same period in the prior fiscal year. This increase reflects an increase in expenses due to additional costs resulting from the acquisition of Vertical Network’s and Comdial’s activities, offset by cost reductions from consolidation efforts in these areas.

The Company expects operating expenses to decline in the latter part of fiscal year 2006 as redundant operations are eliminated and overhead cost elements are reduced. During April, 2006 the Company consolidated the sales group personnel and operations and expects to achieve approximately $350 thousand in annual savings as a result of this consolidation.

The Comdial Acquisition

The Acquisition. On September 28, 2005, pursuant to Delaware Bankruptcy Court approval, we acquired the Comdial Assets. Comdial was a manufacturer and distributor of telephone systems targeted to small to midsize businesses, branch or regional offices of large organizations, national retailers, government agencies, and education campuses. The purchase price consisted of $18.5 million in cash plus the Comdial Note. This price included the assumption of the debtor in possession financing and an existing note from secured creditors, along with the settlement of certain obligations under Comdial’s key employee retention plan. We also assumed liabilities totaling $3.1 million including certain payables and accrued liabilities. The Comdial Note is secured by all of our assets, and is junior in interest to any security interest granted with respect to any of our current or future indebtedness owed to SVB, including, without limitation, amounts owing under the a debt financing, up to $9 million plus principal amounts in connection with any existing cash secured credit extensions (including letters of credit and cash management services) in an amount not to exceed $0.5 million. The operational results of this acquisition have been included in all periods since September 28, 2005, the date that the acquisition was consummated.

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

Our Obligation to Register Shares

Pursuant to the 2005 Stock Purchase Agreement, we agreed to register the Issued Shares for resale by the 2005 Investors under the Securities Act. We agreed to file with the SEC a registration statement (the “Registration Statement”) with respect to the Issued Shares which we filed on December 12, 2005, and to use our best efforts to cause the Registration Statement to become effective on or before the date that is the earlier of (1) in the event of no review by the SEC, within five days of being informed by the SEC that the SEC has decided not to review the Registration Statement, but in no event later than 30 days after the Filing Date, (2) in the event of a review by the SEC, within five days of being informed by the SEC that the SEC has no further comments on such Registration Statement, but in no event later than 90 days after the Filing Date (the earlier of (1) and (2), the “Required Effective Date”). We filed the Registration Statement with the SEC on December 12, 2005. However, we are currently liable for liquidated damages to each 2005 Investor because the Registration Statement was not declared effective by the SEC on or prior to the Required Effective Date (the “Effectiveness Deadline”) (such an event, an “Effectiveness Default”). As a result of our Effectiveness Default, we are obligated to pay as liquidated damages to the 2005 Investors, for each 30-day period until the Registration Statement is declared effective by the SEC, an amount in cash equal to 1% of the aggregate purchase price paid by the 2005 Investor pursuant to the 2005 Stock Purchase Agreement; provided that in no event will the aggregate amount of cash to be paid as liquidated damages exceed 9% of the aggregate purchase price paid by such 2005 Investor.

All periods described above will be tolled during delays directly caused by the action or inaction of any 2005 Investor, and we will have no liability to any 2005 Investor in respect of any such delay. As of March 31, 2006 we have accordingly recorded $256 thousand of liquidated damages for the period.

The Voting Agreements

In connection with the 2005 Stock Purchase Agreement, the Company and each of the 2005 Investors entered into separate Voting Agreements, pursuant to which each of the 2005 Investors agreed to vote all of their shares of common stock in favor of the Capitalization Amendment.

Affirmative Covenants Under the 2005 Stock Purchase Agreement

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

Our Board of Directors.

As of January 1, 2006, our board of directors consisted of (1) our chief executive officer serving as a Class II director (currently William Y. Tauscher); (2) one member serving as a Class II director designated by the written consent of the majority-in-interest of the shares of common stock held by the investors (including the affiliated assignees of such investors, the “Series B Investors”) that are parties to the Series B Purchase Agreement, dated as of August 8, 2001, that were acquired upon the conversion of the shares of Series B Preferred Stock held by them, pursuant to the terms of the 2004 Consent dated September 25, 2004 (the “2004 Consent”), acting as a single class (currently Robert J. Majteles); (3) one member serving as a Class II director designated by the written consent of the majority-in-interest of the shares of common stock held by the investors (including the affiliated assignees of such investors, the “Series C Investors”), that are parties to the Series C Purchase Agreement, dated as of June 27, 2003, as amended, that were acquired upon the conversion of the shares of Series C Preferred Stock held by them, pursuant to the terms of the 2004 Consent, acting as a single class (currently R. Randy Stolworthy); (4) two members serving as Class III directors designated in writing by M/C Venture Partners (currently John Watkins and Matthew J. Rubins); and (5) two non-executive members serving as Class I directors designated by the mutual agreement of M/C Venture Partners and our board of directors (reflected by approval of the board of directors (or its nominating or corporate governance committee) of a written designation by M/C Venture Partners), provided that each such non-executive member has relevant industry (each, an “Industry Director”) (currently Michael P. Downey and Francis E. Girard).

Amendments of the 2004 Stock Purchase Agreement and Prior Agreements

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

The 2005 Debt Financing

We entered into the SVB Loan Agreement with SVB on September 28, 2005. The SVB Loan Agreement terms provide us with a Revolving Loan in an amount not to exceed $7,000,000, as well as a $2,000,000 Term Loan. We will make monthly payments of all outstanding and accrued interest on the Revolving Loan beginning on October 31, 2005. The Revolving Loan matures and the principal balance thereof is payable in full, on September 27, 2006. The Term

Loan is payable in monthly principal installments of $133,333.33 plus interest, due beginning July 31, 2006 through and until the maturity date of September 26, 2007. Borrowing availability under the Revolving Loan is based on the amount of the accounts receivable held by us and our acquisition subsidiary. Our obligations under the SVB Loan Agreement are secured by all of our assets and the assets of Vertical Communications Acquisition Corporation, including the Comdial Assets. These include accounts receivable, inventory, equipment, intellectual property, all claims, credit balances, proceeds (including proceeds of any insurance policies, proceeds of proceeds and claims against third parties), and all products, books and records related to such assets.

For both the Term Loan and the Revolving Loan, interest shall accrue at a rate per annum equal to the “Prime Rate” in effect from time to time, plus 1.50% per annum. However during the period beginning on September 28, 2005 and continuing until September 30, 2006, interest under the Term Loan interest shall accrue a rate per annum equal to the “Prime Rate” in effect from time to time plus 2.00% per annum. Thereafter, interest shall accrue on the Term Loan at a rate equal to the “Prime Rate” in effect from time to time, plus (a) 2.00% per annum if our previous quarter’s Fixed Charge Coverage Ratio (“FCCR”) is less than or equal to 2.00 to 1.00, or (b) 1.50% per annum if our previous quarter’s FCCR is greater than or equal to 2.00 to 1.00, each as determined by SVB in accordance with generally accepted accounting principles. Pricing adjustments shall be effective no later than three business days after SVB’s receipt of satisfactory financial reporting and shall remain effective until receipt by SVB of financial statements for such next successive quarter. Interest in all circumstances shall be calculated on the basis of a 360-day year for the actual number of days elapsed. “Prime Rate” means the greater of (i) 6.50%, or (ii) the rate announced from time to time by SVB as its “prime rate;” it is a base rate upon which other rates charged by SVB are based, and it is not necessarily the best rate available at SVB. The interest rate applicable to the outstanding obligations shall change on each date there is a change in the Prime Rate. Regardless of the amount of obligations that may be outstanding from time to time under the SVB Loan Agreement, we are obligated to make minimum monthly interest payments to SVB equal to $15,000 during the term of this Agreement. As of March 31, 2006, we have borrowed $2.0 million under the Term Loan and $5.1 million under the Revolving Loan.

Results of Operations

Net Revenue

Net revenue was $14.4 million and $40.6 million for the three and nine months ended March 31, 2006, respectively, representing an increase of 244.0% and 244.4%, from $4.2 million and $11.8 million for the same fiscal periods from prior year. The increases in net revenue are primarily attributable to the acquisition of the Comdial Assets, which was completed on September 28, 2005.

We distribute our products both domestically and internationally. International product revenue was $0.5 million, or 3% of total revenue, for the three months ended March 31, 2006 and $0.4 million, or 10% of total revenue, for the three months ended March 31, 2005. International product revenue for the nine months ended March 31, 2006 was $1.3 million, or 3% of total revenue and $1.1 million, or 9% of total revenue for the nine months ended March 31, 2005.

Gross Profit

	Three Months Ended		Change	Nine Months Ended		Change
	March 31, 2006	March 31, 2005		March 31, 2006	March 31, 2005
Gross Profit	7,809	3,264	4,545	21,915	9,567	12,348
% of Net Revenue	54%	78%		54%	81%

The decrease in gross profit as a percentage of net revenue for the three and nine months ended March 31, 2006, compared to the corresponding periods ended March 31, 2005, was due primarily to the addition of revenue and associated cost of sales from the acquisition of the assets of Comdial, which sales have a lower margin compared to other of our product lines.

Operating Expenses

	Three Months Ended		Change	Nine Months Ended		Change
	March 31, 2006	March 31, 2005		March 31, 2006	March 31, 2005
Sales and Marketing	4,193	3,812	10%	12,845	8,969	43%
% of Net Revenue	29%	91%		32%	76%
Product Development	2,889	2,847	2%	8,812	6,058	45%
% of Net Revenue	20%	68%		22%	51%

General and Administrative	4,105	1,691	143%	11,362	4,551	150%
% of Net Revenue	29%	40%		28%	39%
Total Operating Expenses (including Amortization of intangibles)	11,495	8,565	34%	33,808	20,015	69%
% of Net Revenue	80%	205%		83%	170%

Sales and Marketing

The increase in sales and marketing expense for the three and nine months ended March 31, 2006, compared to the corresponding periods ended March 31, 2005, was due primarily to the acquisition of the operations of Comdial. For the three months ended March 31, 2006, sales and marketing expenses increased by $0.4 million, whereas their costs as a percentage of revenue decreased from 91% to 29%. This is primarily a result of the increase in revenue due to the acquisition of the Comdial assets. For the nine months ended March 31, 2006, sales and marketing expenses increased by $3.9 million, whereas their costs as a percentage of revenue decreased from 76% to 32%. The increase in sales and marketing expenses in aggregate dollars for the three and nine months ended March 31, 2006 compared to the corresponding periods ended March 31, 2005 was due primarily to an increase in payroll and related expenses for the additional Comdial sales organization. The acquisition of the assets of Comdial occurred on September 28, 2005 thus for the three months ended March 31, 2006 there is a full quarter of such expenses. The Company employed 101 sales and marketing personnel throughout the quarter ended March 31, 2006. The Company employed 72 sales and marketing personnel throughout the quarter ended March 31, 2005.

Product Development

The increase in product development expenses for the three and nine months ended March 31, 2006, compared to the corresponding periods ended March 31, 2005, was due primarily to the acquisition of the operations of Comdial. For the three months ended March 31, 2006, product development expense increased by $0.1 million, whereas their costs as a percentage of revenue decreased from 68% to 20%. This is primarily a result of the increase in revenue due to the acquisition of the Comdial assets. For the nine months ended March 31, 2006, product development expense increased by $2.8 million, whereas their costs decreased as a percentage of revenue from 51% to 22%. The increase in product development expenses for the three and nine months ended March 31, 2006 compared to the same periods ended March 31, 2005, was driven by increased payroll expenses and employee related costs. The Company employed 64 product development personnel throughout the quarter ended March, 2006. The Company employed 64 product development personnel throughout the quarter ended March 31, 2005.

General and Administrative

The increase in general and administrative expenses for the three and nine months ended March 31, 2006, compared to the corresponding periods ended March 31, 2005, was due primarily to the acquisition of the operations of Comdial. For the three months ended March 31, 2006, general and administrative expense increased $2.4 million, whereas their costs as a percentage of revenue decreased from 40% to 29% as compared with the same period ended March 31, 2005. This is primarily a result of the increase in revenue attributable to sales of the Comdial products. For the nine months ended March 31, 2006, general and administrative expense increased $6.8 million, whereas their costs as a percentage of revenue decreased from 39% to 28% as compared with the same period ended March 31, 2005. The increase in general and administrative expenses for the three and nine month periods ended March 31, 2006 compared to the same periods ended March 31, 2005, was driven by increased payroll expenses and employee related costs. The Company employed 48 general and administrative personnel throughout the quarter ended March, 2006. The Company employed 26 general and administrative personnel throughout the quarter ended March 31, 2005.

Financial Condition, Liquidity And Capital Resources

Despite the overall decrease in our operating expenses as a percentage of revenue, we will be required to carefully manage our expenses to maximize our liquidity. In April, 2006 we consolidated the finance operations and sales operation and expect to achieve approximately $0.8 million in annual expense reductions as a result of these consolidations. We are continuing to review our integration plans and expect to continue to reduce expenses as we reduce redundancies and streamline our operations.

	Positions at		Change
	March 31, 2006	June 30, 2005
Cash and cash equivalents	3,771	4,880	(1,109)
Working capital (excl. restricted cash)	(7,941)	448	(8,389)

	Nine Months Ended March 31, 2006	Nine Months Ended March 31, 2005	Difference
Cash used in operating activities	(5,667)	(8,975)	(3,308)
Cash used in investing activities	(20,188)	(15,156)	5,032
Cash provided by financing activities	24,798	26,868	(2,070)

We used cash of $5.7 million to fund operating activities during the nine months ended March 31, 2006. The cash used in operating activities was due primarily to a net loss of $12.8 million, offset by depreciation and amortization of $2.0 million, $3.1 million relating to a non-cash compensation charge and $0.5 million in non-cash deferred tax and equity amortization. At March 31, 2006, compared to at June 30, 2005, trade receivables, net of allowances, increased by $4.8 million, inventory, net of reserves increased by $3.8 million and prepaid expenses increased by $2.5 million. Accounts payable decreased by $0.3 million and accrued liabilities increased by $6.3 million during the same period.

Working capital, consisting of total current assets minus current liabilities, was a deficit of ($7.9) million at March 31, 2006. This compared to working capital of $.4 million at June 30, 2005, representing a decrease of $8.4 million. The decrease in working capital at March 31, 2006 is primarily a result of the short term debt used to finance the acquisition of the assets of Comdial and operations during the nine months ended March 31, 2006.

We have incurred losses and negative cash flows from operations in every fiscal period since 1996 and have an accumulated deficit, including non-cash equity charges, of $72.2 million as of March 31, 2006. For the three months ended March 31, 2006 we incurred a net loss of approximately $4.0 million, which includes negative cash flows from operations of approximately $5.7 million. Our management expects that operating losses and negative cash flows will continue in the near future. As a result of the projected negative cash flow trends and in order to finance operating activities, management determined that we required an additional capital infusion to support our negative cash flow from operations. Accordingly, on February 9, 2006, we completed the Series D Financing resulting in aggregate proceeds to the company of $5.0 million. We anticipate that, with the proceeds of this equity offering, we will meet our anticipated cash requirements for the next twelve months. We will also utilize available borrowing under our Revolving Loan with SVB. Management hopes to increase our revenue and improve our cash flows in the foreseeable future. However, there can be no assurance that the available cash and increased revenues, if we are able to achieve them, will be sufficient to meet our cash requirements. If we are unable to satisfy such cash requirements from these sources, our ability to continue as a going concern and to achieve our intended business objectives could be adversely affected. In such case, we could be required to adopt one or more alternatives, such as reducing or delaying marketing and promotional activities, reducing or delaying capital expenditures, developing restructuring plans to reduce discretionary costs deemed nonessential, and raising additional cash through the sale of our capital stock or increasing our debt. There can be no assurance that any such additional financing will be available when needed or on acceptable terms to allow us to successfully achieve our operating plan or fund future investment in our product lines.

Contractual Obligations

	Payment due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Obligations (1)	9,735	8,913	822	—	—
Operating Lease Obligations (2)	4,220	1,421	1,642	1,157	—
Open Purchase Order Commitments (3)	10,578	10,578

Total	24,533	20,912	2,464	1,157	—

(1)	Debt obligations include a revolving credit facility and term loan with SVB and the Comdial Note. See Note 11 above for additional detail regarding these obligations.

(2)	The Company leases office, product packaging, storage space and equipment warehouses under noncancelable operating lease agreements expiring through 2010.
(3)	We outsource substantially all of our manufacturing requirements. As of March 31, 2006, we have outstanding purchase obligations of approximately $10.6 million with our contract manufacturers that could not be canceled without significant penalties. In addition, many of our contract manufacturers acquire fabricated parts from various suppliers.

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

Evaluation of Disclosure Controls and Procedures.

As of March 31, 2006, our management, with the participation of our Audit Committee, Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our Disclosure Controls and Procedures. Based upon this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of March 31, 2006, the design and operation of these disclosure controls and procedures were not effective during the quarter ended March 31, 2006.

This determination was made because of our Chief Executive Officer’s and Interim Chief Financial Officer’s belief that our company’s resources were insufficient to address our financial reporting requirements in a timely fashion during the quarter ended March 31, 2006. We failed to timely file our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2004, December 31, 2004, March 31, 2005, September 30, 2005 and December 31, 2005, an amendment to our Current Report on Form 8-K originally filed September 29, 2004 to disclose certain financial data in connection with our acquisition of Vertical Networks, and our Current Report on Form 8-K relating to the execution of an office lease dated July 6, 2005, and the filing of our Annual Reports on Form 10-K. Our management, including our Chief Executive Officer and Interim Chief Financial Officer, believes that, during the quarter ended March 31, 2006, our company lacked the resources to address the financial reporting related to significant and complex business transactions.

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

In addition, in the quarter ended December 31, 2005, the Company utilized additional senior personnel from the former Comdial finance department to assist with the review and analysis of transactions and complex accounting matters. In the quarter ended March 31, 2006, we transitioned the finance and administrative functions to our Sarasota (former Comdial) office and hired two additional finance personnel to supplement our accounting and financial reporting resources. Effective April 1, 2006 we consolidated all financial reporting onto a single general ledger system. These steps are aimed at ensuring that our disclosure controls are effective for gathering, analyzing and disclosing in a timely manner the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934.

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

Changes in Internal Control Over Financial Reporting.

In the quarter ended March 31, 2006, as noted above, we transitioned all of our finance and administration functions to our Sarasota (former Comdial) office and hired additional finance personnel to enhance our accounting and financial reporting. We believe these changes are reasonably likely to materially improve our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

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

On or about November 10, 2005, CIPH filed suit in the United States District Court for the District of Massachusetts (Civil Action No. 05 CV 12250 RWZ ), and filed an amended complaint on or about December 9, 2005. The Company filed its answer and counterclaim on or about January 10, 2006, and Consolidated filed its answer to the counterclaim on or about February 1, 2006. The amended suit and counterclaim includes the two above-referenced disputes, as well a dispute over whether the Company owes payments pursuant to an earn-out pursuant to the asset purchase agreement. An initial status conference was held with the Court on January 18, and another status conference is scheduled for May 4, 2006. There have been settlement negotiations between the parties, but no definitive agreements have been reached.

Item 1A—Risk Factors

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

We had operating losses for the year ended March 31, 2006 and in each of the last 16 fiscal quarters. We also had negative cash flow from operating activities in the year ended June 30, 2005 and in six out of the last ten fiscal years. If our revenues do not increase significantly, without a corresponding decrease in expenses, we may never achieve profitability, on a sustained basis or at all, or generate positive cash flow in the future. In that case our business will fail. We expect to incur significant future operating losses and negative cash flows. Vertical Networks, Inc. also incurred operating losses in each of our last three fiscal years, and had negative cash flow from operating activity many of which were acquired when we acquired most of the assets of Vertical Networks. Comdial’s revenues and operating results have experienced fluctuations in the past and may cause our revenues and operating results to vary in the future. Comdial’s revenues and operating results have varied significantly in the past due to various factors, including changes in market acceptance of Comdial’s services, regulatory changes that may affect the marketability of Comdial’s services, budgetary cycles of Comdial’s principal clients, the mix and timing of client projects, and one-time nonrecurring and unusual charges. As a result, the operations acquired from Vertical Networks and Comdial may not consistently generate profits or positive cash flow, which would likely have a material negative impact on our business, our financial condition and our results of operations.

We may need additional working capital, the lack of which would likely have a significant negative impact on our current level of operations.

The Comdial Acquisition consumed significant amounts of working capital and the Comdial Assets were acquired with limited working capital, as a result we had negative working capital at March 31, 2006, and we may require additional capital in the future to fund our operations, finance investments in product development and corporate infrastructure, expand in our various geographic markets and respond to competitive pressures and opportunities for growth. Failure to obtain additional funding could prevent us from making expenditures that are needed to allow us to grow or maintain our operations. We cannot assure you that additional financing will be available on favorable terms, or at all. If funds are not available when required for our working capital needs or other transactions, our ability to carry out our business plan could be adversely affected, and we may be required to scale back our growth and operations to reflect the extent of available funding. If we are able to arrange for additional credit facilities from lenders, the debt instruments are likely to include limitations on our ability to incur other indebtedness, to pay dividends, to create liens, to sell or purchase our capital stock, to sell assets or to make acquisitions or enter into other transactions. Such restrictions may adversely affect our ability to finance our future operations or capital needs or to engage in other business activities, including, without limitation, acquisitions of additional businesses. Some restrictions exist under the Comdial Note, the 2005 Debt Financing, the 2004 and 2005 Stock Purchase Agreements and the 2006 Securities Purchase Agreement. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our stockholders will be reduced. These securities would likely have rights, preferences or privileges senior to those of our common stockholders. In addition, we may seek to obtain a working capital or other traditional loan facility from a bank or other lending source. The inability to obtain substantial increases in our working capital resources will likely have a material negative impact on our business, our financial condition and our results of operations.

Our disclosure controls and procedures are not effective.

Our Chief Executive Officer and Interim Chief Financial Officer have determined that as of March 31, 2006, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in our Exchange Act reports is recorded, processed, summarized and reported within the time specified by the SEC’s rules and forms. This determination was made, in part, because we failed to timely file our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2004, December 31, 2004, and March 31, 2005, an amendment to our Current Report on Form 8-K originally filed September 29, 2004 to disclose certain financial data in connection with our acquisition of Vertical Networks, and our Current Report on Form 8-K relating to the execution of an office lease dated July 6, 2005. Our management also believes that we currently lack sufficient resources to address the financial reporting related to significant and complex business transactions.

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

We have not timely filed several of our periodic reports under the Exchange Act and may fail to timely file periodic Exchange Act reports in the future.

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

As of October 1, 2005, M/C Venture Partners beneficially owned approximately 48.5% of our common stock. Based upon its substantial voting power and their director rights, M/C Venture Partners is in a position to exert substantial influence over matters submitted to our stockholders for approval and our management and affairs, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, M/C Venture Partners currently maintains the contractual right to nominate two members to our seven member board of directors and has a shared right with our board of directors to nominate an additional two members. Accordingly, such concentration of ownership and ability to appoint members to our board may have the effect of delaying, deterring or preventing a change in control of our company, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to take control of our company, which in turn could have a negative effect on the market price of our stock. These actions could also be adverse to our other stockholders’ interests.

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

Because we failed to cause the registration statement filed on December 6, 2005 to be declared effective in accordance with the timetable set forth in the 2005 Stock Purchase Agreement, we are subject to liquidated damages or liability for breach of contract.

Pursuant to the stock purchase agreement we entered into on September 28, 2005 (the “2005 Stock Purchase Agreement”), we agreed to register the shares of our common stock issued to the investors (referred to as the “2005 Investors”) for resale under the Securities Act of 1933. We agreed to file a registration statement covering these shares no later than December 12, 2005. We have filed this registration statement relating to these shares of common stock, among others, on December 6, 2005 (the “Filing Date”). We further agreed to use our best efforts to cause the registration statement to become effective in certain events but no later than 90 days after the Filing Date (referred to as the “Required Effective date”). We are liable for liquidated damages to each 2005 investor as a result of the Effectiveness Default.

We must pay as liquidated damages to the 2005 Investors, and the investors who were parties to the 2004 Stock Purchase Agreement (the “2004 Investors”) for each 30-day period of the effectiveness default, an amount in cash equal to 1% of the aggregate purchase price paid by the 2005 Investor or 2004 Investor as the case may be, pursuant to the 2005 Stock Purchase Agreement or the 2004 Stock Purchase Agreement, provided that in no event will the aggregate amount of cash to be paid as liquidated damages exceed 9% of the aggregate purchase price paid by any respective 2005 Investor or 2004 Investor.

Should we be required to make payment of these liquidated damages, it will likely have a material adverse effect on our liquidity, our financial position and our results of operations, particularly if we became obligated to make payment in full of all liquidated damages potential due and payable under these agreements.

Because we failed to file a registration statement in accordance with the timetable set forth in the 2006 Securities Purchase Agreement, we are subject to liquidated damages and possibly liability for breach of contract.

Pursuant to the 2006 Securities Purchase Agreement, we have agreed to register the shares of common stock issuable upon conversion of the Series D Preferred Stock and upon exercise of the warrants for resale by the 2006 investors under the Securities Act. We agreed to file with the SEC a registration statement with respect to the Series D Preferred Stock and warrants no later than March 27, 2006 (the “2006 Filing Date”), and to use our best efforts to cause the registration statement to become effective on or before the date that is the earlier of (1) in the event of no review by the Commission, within five days of being informed by the Commission that the Commission has decided not to review the Registration Statement, but in no event later than 30 days after the 2006 Filing Date, (2) in the event of a review by the Commission, within five days of being informed by the Commission that the Commission has no further comments on such registration statement, but in no event later than 90 days after the 2006 Filing Date (the earlier of (1) and (2), the “2006 Required Effective Date”).

Because we failed to file the registration statement by the 2006 Filing Date, we are obligated to pay as liquidated damages to the 2006 Investors, for each 30-day period of a 2006 Registration Default, an amount in cash equal to 1% of the aggregate purchase price paid by the 2006 Investor pursuant to the 2006 Stock Purchase Agreement; provided that in no event will the aggregate amount of cash to be paid as liquidated damages exceed 9% of the aggregate purchase price paid by such 2006 Investor. We must pay the liquidated damages on the business day following the 2006 Filing Default, and each 30th day thereafter, until the registration statement has been filed with the Commission.

In addition to liquidated damages pursuant to the 2004 and 2005 Stock Purchase Agreements, our obligations to pay these liquidated damages will likely have a material adverse effect on our liquidity, our financial position and our results of operations, particularly if we become obligated to make payment in full of all liquidated damages potentially due and payable under these agreements.

Restrictive covenants in the 2004 and 2006 Stock Purchase Agreement and the 2006 Securities Purchase Agreement may limit our ability to pursue our business strategies.

We have agreed under the terms of the Stock Purchase Agreement that we will not, without the prior consent of M/C Venture Partners, (1) enter into a transaction involving a change in control of our company; (2) incur indebtedness in excess of $3.0 million, subject to specified exceptions; (3) create any security with an equity component unless that security is junior to the Common Stock; (4) issue any equity securities; (5) transfer our intellectual property; (6) repurchase, redeem or pay dividends on any shares of capital stock (subject to limited exceptions); (7) grant stock options that are not authorized by a vote of the board of directors or its compensation committee; (8) liquidate or dissolve; (9) change the size of our board of directors; (10) amend our Certificate of Incorporation or bylaws, other than to effect the Capitalization Amendment and the Preferred Stock Amendment, (11) change the nature of the Company’s business; (12) alter the voting rights of shares of our capital stock in a disparate manner; or (13) take any action which would cause an adjustment to the exercise price or number of shares to be delivered under the Section 8 of the New Warrants or the warrants issued to the 2006 Investors.

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

Our decisions to acquire the operations of both Vertical Networks and Comdial were based in part, on our belief in the growth opportunities and cost savings we hope to achieve from the integration of those operations into our operations and our plans to expand our product offerings to our customers and future customers. Our success in realizing these and other anticipated benefits could be adversely affected by a number of factors, many of which are outside our control. These challenges include the timely, efficient and successful execution of a number of post-acquisition events, including:

•	integrating the operations and technologies of the two companies;

•	retaining and assimilating the key personnel of each company;

•	retaining existing customers of both companies and attracting additional customers;

•	retaining strategic partners of each company and attracting new strategic partners; and

•	creating uniform standards, controls, procedures, policies and information systems.

The execution of these post-acquisition events will involve considerable risks and may not be successful.

These risks include:

•	the potential disruption of the combined company’s ongoing business and distraction of its management;

•	the potential strain on our financial and managerial controls and reporting systems and procedures;

•	unanticipated expenses and potential delays related to integration of the operations, technology and other resources of the two companies and

•	the impairment of relationships with employees, suppliers and customers as a result of the integration of personnel and any reductions in force.

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

Item 6—EXHIBITS

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

VERTICAL COMMUNICATIONS, INC.

Dated: May 15, 2006	/s/ William Y. Tauscher
William Y. Tauscher
Chief Executive Officer and Chairman of the Board

Dated: May 15, 2006	/s/ Kenneth M. Clinebell
Kenneth M. Clinebell
Interim Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)