Form 10-K
period 2006-06-30
Vertical Communications, Inc.
filed 2006-10-16
CIK 877931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549-1004

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2006

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number 000-19462

VERTICAL COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-0446453
(State or Other Jurisdiction of Incorporations or Organization)	(I.R.S. Employer Identification No.)

ONE MEMORIAL DRIVE, CAMBRIDGE, MA 02142

(Address of Principal Executive Offices including Zip Code)

Registrant’s telephone number, including area code: (617) 354-0600

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $0.01 PAR VALUE PER SHARE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (as defined in Exchange Act Rule 12b-2).

Large accelerated filer   ☐                 Accelerated filer   ☐                 Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The aggregate market value of the 5,734,560 shares of common stock held by non-affiliates was approximately $8,028,384 at December 31, 2005, which was the last business day of the registrant’s most recently completed second fiscal quarter, based on the $1.40 closing price for the Registrant’s common stock on the over the counter bulletin board

As of September 30, 2006, 47,038,056 shares of the registrant’s common stock, par value $0.01, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy materials to be mailed or sent to security holders on or prior to October 28, 2006 are incorporated by reference in Parts II and III of this Annual Report on Form 10-K.

VERTICAL COMMUNICATIONS, INC.

FISCAL 2006 FORM 10-K

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements reflect our views with respect to future events based upon information available to us at this time. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from these statements. Forward-looking statements are typically identified by the use of the words “believe,” “may,” “could,” “will,” “should,” “expect,” “anticipate,” “estimate,” “project,” “propose,” “plan,” “intend,” and similar words and expressions. Examples of forward-looking statements are statements that describe the proposed development, manufacturing, and sale of our products; statements that describe our results of operations, pricing trends, the markets for our products, our anticipated capital expenditures, our cost reduction and operational restructuring initiatives, and regulatory developments; statements with regard to the nature and extent of competition we may face in the future; statements with respect to the sources of and need for future financing; and statements with respect to future strategic plans, goals, and objectives. Forward-looking statements are contained in this report under “Description of Business” included in Item 1 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Qualitative and Quantitative Disclosures About Market Risk” included in Items 7 and 7A of Part II of this Annual Report on Form 10-K. The forward-looking statements are based on present circumstances and on our predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences and timing than those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the risk factors discussed in this report under Item 1A. Risk Factors. These cautionary statements are intended to be applicable to all related forward-looking statements wherever they appear in this report. The cautionary statements contained or referred to in this report should also be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. Any forward-looking statements are made only as of the date of this report and Vertical Communications assumes no obligation to update forward-looking statements to reflect subsequent events or circumstances.

PART I

ITEM 1.	BUSINESS

COMPANY OVERVIEW

Vertical Communications develops, markets and sells business phone systems software, hardware and associated services. We sell our products through distributors, resellers and system integrators such as AT&T, Fujitsu, IBM and Scansource, and we engage in alliances with those parties and other technology vendors to assist us in selling and marketing our products. Most of our end user customers rely upon resellers or systems integrators to implement our products, and these resellers and systems integrators can significantly influence our customers’ purchasing decisions. We market and sell our products in the United States, Europe and Latin America. We also have distributor relationships in Africa, Asia, Australia and Middle East.

Vertical brings value to our customers through our focus on the specific needs of their businesses. We sell our products to both large, distributed enterprises (LDE) and small to medium-sized businesses (SMB). As our name implies, we focus on the communications requirements of these organizations by vertical segment. These verticals include retail, restaurant, financial services, healthcare organizations, legal, real estate and banking. We believe that an ongoing, fundamental shift in the PBX/telephony system marketplace is creating opportunities for next-generation telecommunications companies and will fuel incremental growth for our business. According to Infonetics Research, an international market research and consulting firm covering the data networking and telecommunications industries, the IP-PBX telephony market is projected to grow by 10% annually to more than $9.1 billion by 2008.

We maintain a Web site at www.vertical.com. We are not including the information contained on our Web site as part of this report, nor are we incorporating the information on our Web site into this report by reference. As soon as reasonably practicable after we electronically file or furnish to the Securities and Exchange Commission our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports, we make them available through our Web site, free of charge.

COMPANY HISTORY

The Company was originally incorporated as Artisoft, Inc. in 1982 and reincorporated by merger in Delaware in July 1991. Artisoft manufactured network interface cards and certain other communication devices until the year ended June 30, 1998. From the year ended June 30, 1996 to the year ended June 30, 1998, Artisoft was engaged in the design, development, sales and support of business communications software, including Visual Voice, a computer telephony development toolkit, and LANtastic, a local area network peer-to-peer operating system. From March 1998 on, Artisoft focused on the development of computer telephony products and associated services. Artisoft sold the Visual Voice product line in December 1999, and then formally ended its affiliation with Visual Voice in July 2000. In June 2000, Artisoft sold its communications software group, which ended its involvement in the LANtastic product line. From June 2000 on, Artisoft focused on business phone systems, initially with the software based phone system, TeleVantage.

Vertical Networks Acquisition. On September 28, 2004, Artisoft acquired substantially all of the assets, other than patents and patent rights, and certain of the liabilities of Vertical Networks Inc. (the “Vertical Assets” or “Vertical Networks”). Artisoft also received a patent license for the use of all of Vertical Networks’ patents and patent applications other than Vertical Networks’ rights under specified patents that do not relate to the business purchased by Artisoft. In addition, Artisoft assumed specific liabilities of Vertical Networks. As a result of the acquisition, Artisoft began doing business as Vertical Communications, and offered customers an expanded product portfolio that then included the TeleVantage and InstantOffice product families (see the “Our Products” section below).

Comdial Acquisition. On September 28, 2005, Vertical acquired the assets and ongoing business of Comdial Corporation, which had previously been in bankruptcy. With the acquisition of the Comdial assets, Vertical expanded its product family again to include a suite of business communications systems and software applications designed for small to medium-sized businesses. (See the “Our Products” section below.) Vertical also expanded its channel footprint substantially, through the addition of more than 825 distributors and resellers.

Vertical Communications Name and Ticker Symbol Change. On April 21, 2006, the Company officially changed its name to Vertical Communications, Inc. In tandem, the company also changed its ticker symbol from “ASFT.OB” to “VRCC.OB.”

OUR PRODUCTS

Vertical TeleVantage. Vertical TeleVantage is a software based IP-PBX and contact center solution. The TeleVantage product family includes the TeleVantage 7.5 software, the TeleVantage Contact Center solution, and a series of add-on modules with specific functionality. Users can access the system through ViewPoint, TeleVantage’s award-winning graphical user interface that allows end users to manage their voice communications through a familiar Windows interface. TeleVantage is primarily sold to small and mid-size companies, or to large companies for use in their branch offices or call centers.

TeleVantage is designed to help professionals in SMB organizations to work more productively. Its ViewPoint graphical user interface displays all call control features on the computer desktop for easy drag-and-drop and mouse-click call handling. Its telephone user interface provides access to all features from any desk, mobile or home phone. Advanced features are easily customizable by the user, and call logging and recording are automatic.

For contact center applications, TeleVantage includes a host of advanced call handling features that maximize the value of each customer call, as well as a series of powerful, optional add-in modules including the TeleVantage Enterprise Manager, which connects distributed, multi-side locations into a single, unified telephone system, and TeleVantage Conference Manager, which hosts conference calls completely on the TeleVantage system. Other add-ons include Call Center Scoreboard, Call Classifier and others. Industry-standard Application Programming Interface (“APIs”) enable development of customized applications and tight integration between TeleVantage and database systems such as CRM applications.

Vertical InstantOffice. Vertical InstantOffice consolidates voice, data, networking and voice applications into a single, integrated communications solution that can be centrally managed. InstantOffice is primarily sold to highly distributed large enterprises, such as retailers or businesses that require remote administration and centralized management and reporting on their telecommunications network. InstantOffice includes an integrated communications platform and a series of applications, including custom applications designed specifically for retailers.

In addition to advanced call handling capabilities, InstantOffice applications include MultiSite Manager, MultiSite Reporter, Fax Manager and Voice Server for developing Integrated Voice Response (IVR) solutions. Specific retail applications include prescription refill, “drive-through” ordering automation and targeted on-hold messaging. These applications help retailers maximize the potential of inbound customer calls as a new or expanded sales channel. InstantOffice applications integrate enterprise-level data in real time in response to local caller queries – this creates voice-enabled, customer-driven transactions that deliver a higher level of personalized service to customers, while at the same time ensuring brand consistency across retail locations and serving as a rich source of business intelligence. We continue to expand our suite of out-of-the-box applications for retailers, and to build products that enhance the retail customer experience with the goal of generating more revenue and end user loyalty for our customers.

Vertical Comdial. The Vertical Comdial products are business communications systems engineered for small to medium-sized organizations or regional offices of large organizations, national retailers, government agencies, and education campuses. The Comdial product family includes the FX II, MP5000 and DX-80 business phone systems and associated applications, as well as a family of analog, digital and IP endpoints.

FX II. The FX II and MP5000 systems address the needs of medium-sized organizations that require highly scalable, enterprise-grade telecommunications. The FX II system targets single-site and multi-site enterprises that depend heavily on both voice and data communications. It supports and leverages both VoIP and digital voice communications, and includes a suite of flexible messaging and call control applications, including Interchange Communications Suite, Corporate Office, Impact Attendant, Corporate Call, Impact Group, and Quick Q automated call distribution (“ACD”). The FX II includes standard capabilities, such as paging, conferencing and DID support, but also includes a built-in, multi-port conference bridge.

MP5000. The MP5000 platform adds SIP connectivity, increased capacity, peer-to-peer video calling and other features to meet the requirements of larger, multi-site businesses with remote offices and teleworkers. The MP5000 provides application support for call centers, real-time collaborative communications, unified messaging, telecommuting, video calling, hot-desking, meet-me conferencing, IP networking and presence management. The MP5000 is a versatile solution that supports several combinations of endpoints allowing existing customers to leverage their legacy endpoints in concert with SIP endpoints on the same MP5000 system. Both the FX II and MP5000 systems can grow with their users – for example, an FX II chassis can be upgraded to MP5000 specifications with a single blade.

DX-80. The DX-80 digital system is designed for smaller organizations and provides sophisticated digital telecommunications features in an affordable, ease-to-use and scalable solution. It delivers enterprise-grade performance without the complexity and cost of larger systems. In addition to offering a comprehensive feature set previously available only on high-end Private Branch Exchanges (“PBXs”), the DX-80 also supports an integrated voice mail option based on our industry recognized

Corporate Office Voice Messaging software. This combination provides small enterprises with a “large company” communications solution at an affordable price. The DX-80’s expandable architecture grows with the small business, allowing room for future expansion.

Endpoints. The Comdial products family includes a variety of endpoints designed for all business needs, including the EP200 Multimedia Endpoint, the EP300 SIP Endpoint, the EP100 Digital and IP Endpoints, the Impact SCS and the Scout II Wireless Endpoint.

MANUFACTURING AND SUPPLIERS

InstantOffice Manufacturing. Vertical designs and distributes the hardware on which the InstantOffice software operates, including phones and custom server hardware. We do not manufacture the hardware comprising the InstantOffice product ourselves, and hold only limited amounts of inventory for purposes of replacements of systems or parts as required for field support. Our InstantOffice products are manufactured by third parties using commercially available components in the manufacture of the custom hardware incorporated into the product.

TeleVantage Manufacturing. We do not manufacture any of the hardware necessary to be used in conjunction with our TeleVantage software-based phone system. Our software is delivered to our customers either electronically, via CD-ROM or loaded onto a certified system by our distributors or resellers. Our distributors provide Intel® Dialogic® voice processing hardware and Host Media Processing (HMP) software for sale with TeleVantage.

Comdial Manufacturing. We design and distribute the hardware comprising most of the Comdial products, including phones and custom server hardware. We do not manufacture the hardware utilized by the Comdial products ourselves, but hold inventory for purposes of distribution to our dealers and distributors. Our Comdial products are manufactured by third parties using commercially available and custom components.

SEASONALITY

Substantially all of our TeleVantage and Comdial product family revenue in each fiscal quarter results from orders booked in that quarter. A significant percentage of our TeleVantage and Comdial bookings and sales to major distributors on a quarterly basis historically has occurred during the last month of the quarter and is usually concentrated in the latter half of that month.

The sales of our InstantOffice products are primarily dependent on the implementation schedules of our large customers and, therefore, do not demonstrate any consistent seasonality. As a by-product of the InstantOffice sales cycle and process, we sometimes have a backlog of orders for some InstantOffice customers. These orders are typically scheduled for delivery at the discretion of the customers and as such are not necessarily indicative of levels of future sales during any period.

BACKLOG

At June 30, 2006, the Company had a backlog of $2.6 million of which $2.1 million related to InstantOffice and $0.5 million related to Comdial, all of which is expected to be fulfilled during fiscal 2007. At June 30, 2005 the Company had a backlog of $3.3 million, all related to InstantOffice. At June 30, 2004 the Company had no backlog.

The timing of new product announcements and introductions by us, or significant product returns by major customers to us, could also result in material fluctuations in quarterly operating results. The timing of orders from large enterprise customers – typically associated with our InstantOffice product family – could also result in material fluctuations in quarterly operating results.

MARKETING, SALES AND DISTRIBUTION

Distribution and Resale of the Company’s Products. Vertical’s principal marketing strategy is to create reseller and customer demand for our products and to use distributors and system integrators to meet this demand.

Our products are sold to small and medium-sized businesses through our relationships with systems integrators, resellers and distributors – called Vertical Business Partners. Business Partners are selected for their sales ability, technical expertise, reputation and financial resources, and are responsible for selling, installing and supporting our products. Business Partners are supported by our regional sales managers and inside sales representatives, who are dedicated to assisting with sales and installation. TeleVantage software is sold to our national distributor Scansource, Inc. (through its sales division, Paracon). Paracon in turn sells the TeleVantage software and associated Intel® hardware and software to our Business Partners, as warranted by end-user demand.

We also sell our InstantOffice products to large, distributed enterprises through our relationships with strategic business partners including AT&T, IBM and Fujitsu, who sell, install and support the product line and provide value-added services to InstantOffice customers. For example, large enterprise customers typically require the coordinated sales and support across multiple geographic areas that these strategic partners can provide. We have a large enterprise sales force dedicated to assisting AT&T, IBM and Fujitsu in their sales efforts.

Marketing. Our marketing programs have three primary objectives:

•	to create brand name recognition of the Company and its products, positioning the Company as a strong player in the telephony space;

•	to generate sales leads for our resellers, distributors and systems integrators; and

•	to support the sales efforts of our Business Partners through market development funding, sales tools and training, and turn-key marketing campaign materials designed for use by our Partners in their own marketing programs.

Marketing activities that address the first two objectives include frequent participation in industry trade shows, Web-based marketing programs, flash-based product demos, direct mail, advertising in vertical trade publications, public relations activities, executive participation in press briefings, roadshows, lead generation campaigns and Webinars. In addition, we communicate with our Business Partners via a steady stream of email-based product and technical updates, seminar materials, presentations and special promotions. We further support our Business Partner sales efforts via Partner extranets that are populated with product materials, presentations and selling tools. We also conduct marketing and sales training to assist our resellers, distributors and systems integrators with growing their business.

SIGNIFICANT CUSTOMERS

We sell our products through a variety of channels of distribution, including system integrators, distributors, resellers and OEMs. For the years ended June 30, 2006, 2005, and 2004, the distributor of our TeleVantage product family, Scansource, Inc. (through its sales division, Paracon), accounted for 10%, 19% and 37% of total net sales, respectively. For the year ended June 30, 2006, the largest of the distributors of our Comdial product family, Graybar, accounted for 12% of total net sales.

Our large, distributed enterprise customers, including CVS/pharmacy and Staples, represent a majority of the sales of the InstantOffice product line. Our largest customer, CVS/pharmacy®, accounted for 16% and 10% of our revenues for the years ended June 30, 2006 and 2005, respectfully.

The loss of any one of these customers or distributors would be likely to have a material adverse effect on our business and our results of operations.

COMPETITION

Our TeleVantage and InstantOffice products principally compete with PBXs, call centers and voice applications offered by companies such as Nortel, Avaya and NEC, and with IP-PBX products offered by Cisco Systems, Inc. and 3Com Corporation. Our Comdial products compete with many PBX and IP-PBX vendors serving the small to mid-size business market, some of which have significantly greater financial, marketing, and technical resources than we do.

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

ENGINEERING, RESEARCH AND DEVELOPMENT

Our ability to compete is also dependent upon the timely introduction of new products to the marketplace and the timely enhancement of existing products. Our engineering and product development team develops software and hardware to provide advanced call handling and voice applications to integrate voice-based technology into the overall business intelligence systems of organizations ranging from small to mid-size businesses to large distributed enterprises. The products include but are not limited to IP-PBX systems, call center systems, interactive voice response (IVR) software, telecommunications systems management software and vertical domain-specific applications. In addition, we are currently making a substantial investment in the unified engineering and product management team that is working on our next-generation IP-PBX product family, which is expected to ship in 2007. This next-generation offering is designed to provide a smooth migration path for our current installed base, which includes customers of our three product lines, with a mixture of digital and IP deployments. To ensure this smooth migration, the engineering organization is combining the best-of-breed elements of all three current product lines into the next-generation product, which will use as its foundation an integrated communications platform with a dual backplane that will natively support both TDM and IP installations. Customers will therefore be able to upgrade readily to our next-generation platform while protecting and leveraging their existing telephony investments. We believe that this approach will differentiate us competitively – especially from providers of IP-only systems – and we have calibrated our engineering investment to take advantage of this opportunity.

Product development expenses totaled approximately $11.6 million, $9.1 million and $3.2 million in the years ended June 30, 2006, 2005 and 2004 respectively.

INTELLECTUAL PROPERTY

We have a number of registered trademarks, including “Vertical,” “TeleVantage,” “InstantOffice,” “Comdial,” and “DX-80.” These registered trademarks have the effect of helping us identify and distinguish our corporate brand and product names from others in the marketplace and protecting us from unauthorized use of these trademarks. These registered trademarks are of material importance to us because they identify our name and our lines of products.

We own various patents and intend to continue to seek patents on our inventions used in our products. We also license from third parties, the rights to the software included in certain of our products. These licenses generally give us a non-exclusive right to use and sell the licensed software included in our products during the term of the applicable agreement. We pay the licensors fees based on the number of units that we purchase from them.

From time to time, we have been subject to proceedings or claims alleging infringement of intellectual property rights of third parties. Such matters have required us to expend significant sums in litigation and/or in licensing fees. Moreover, such claims could result in significant damages being awarded, and/or the requirement to develop non-infringing technology, or acquire additional licenses to the technology that is the subject of the asserted infringement, any of which could have a material adverse effect on our business. Moreover, we rely upon copyright, trademark, patents and trade secret protection to protect our proprietary rights in our products and processes. There can be no assurance that these protections will be adequate to deter misappropriation of our technologies or independent third-party development of potentially infringing technologies.

The business telecommunications industry is characterized by rapid technological change. Industry participants often find it necessary to develop products and features similar to those introduced by others, with incomplete knowledge of whether patent protection may have been applied for or may ultimately be obtained by competitors or others. The telecommunications manufacturing industry has historically witnessed numerous allegations of patent infringement and considerable related litigation among industry participants. As noted above, we have received claims of patent infringement from several parties seeking substantial sums and have been sued in federal court for patent infringement. In response to prior infringement claims, we have pursued settlements and/or have obtained nonexclusive licenses entitling us to utilize the patented technologies or processes that are widely licensed and used in the telecommunications manufacturing industry. These licenses will either expire at the end of the patent license or the end of an agreed-to period. Currently, we are negotiating with certain parties concerning the licensing of patented technologies.

EMPLOYEES

As of June 30, 2006, we had 217 full-time employees, including approximately 90 in sales, marketing and customer support, 86 in engineering and product development, and 41 in general and administration functions. Our future success will depend in large part on our continued ability to retain highly skilled and qualified personnel. None of our employees are represented by a labor union. We have not experienced any work stoppages and believe that our relations with our employees are good.

INTERNATIONAL BUSINESS

We also market and sell our products in international markets. For the years ended June 30, 2006, 2005 and 2004, international sales accounted for 2%, 8% and 15% respectively, of total net sales. Less than 1% of our assets were deployed to support our international business for each of those years.

The majority of our sales to non-U.S. customers are in U.S. dollars. These customers may be affected by fluctuations in exchange rates and government regulations. Currency fluctuations in particular may make our products more expensive, in local currency, to our customers. To date, our operations have not been affected materially by currency fluctuations.

We intend to expand our presence in international markets and we cannot assure you that we will compete successfully in international markets or meet the service and support needs of foreign customers. Our future results could be harmed by a variety of factors relating to international operations, including:

•	difficulties in enforcing agreements and collecting receivables through the legal systems of foreign countries;

•	the longer payment cycles associated with many foreign customers;

•	the possibility that foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs or adopt other restrictions on foreign trade;

•	fluctuations in exchange rates, which may affect product demand and adversely affect the profitability in U.S. dollars of products and services provided by us in foreign markets where payment is made in local currency;

•	our ability to obtain U.S. export licenses and other required export or import licenses or approvals;

•	changes in the political, regulatory or economic conditions in a country or region; and

•	problems with protecting our intellectual property in foreign countries.

ITEM 1A.	RISK FACTORS

We caution you that the following important factors, among others, in the future could cause our actual results to differ materially from those expressed in forward-looking statements made by, or on behalf of, us in filings with the Securities and Exchange Commission (the “SEC”), press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Annual Report on Form 10-K, and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below are important in determining future results. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make in our reports filed with the SEC.

RISKS RELATED TO OUR HISTORIC BUSINESS OPERATIONS

We have significant short-term debt obligations, which mature in less than three months. Failure to extend those maturities of, or to refinance, that debt could result in defaults, in certain instances, and foreclosures on our assets.

At June 30, 2006, we had $9.2 million of short-term revolving credit facility loans and notes payable maturing in less than three months, all of which is secured by the pledge of substantially all of our assets. Subsequent to June 30, 2006, we obtained short-term extensions to the maturity dates of these obligations. See note 15 to the Consolidated Financial Statements for additional information regarding these extensions. Failure to obtain longer term extensions of the maturity dates of, or to refinance, these obligations or to obtain additional equity financing to meet these debt obligations would result in an event of default with respect to such obligations and could result in the foreclosure on the collateral. The sale of such collateral at foreclosure would result in a substantial disruption in our ability to produce products for our customers in the quantities required by customer orders or deliver products in a timely fashion, which could significantly lower our revenues and profitability. We may be able to refinance or obtain extensions of the maturities of all or some of such debt only on terms that significantly restrict our ability to operate, including terms that place limitations on our ability to incur other indebtedness, to pay dividends, to use our assets as collateral for other financings, to sell assets or to make acquisitions or enter into other transactions. Such restrictions may adversely affect our ability to finance our future operations or to engage in other business activities. If we finance the repayment of our outstanding indebtedness by issuing additional equity or convertible debt securities, such issuances could result in substantial dilution to our stockholders.

We have a history of losses and expect to incur future losses.

We had operating losses for the year ended June 30, 2006 and in each of the last 12 fiscal years. We also had negative cash flow from operating activities in the year ended June 30, 2006 and in seven out of the last eleven fiscal years. If our revenues do not increase significantly, without a corresponding decrease in expenses, we may never achieve profitability, on a sustained basis or at all, or generate positive cash flow in the future. In that case our business will fail. We expect to incur significant future operating losses and negative cash flows. Vertical Networks, Inc. also incurred operating losses in each of their last three fiscal years prior to being acquired by us. Comdial’s revenues and operating results have experienced fluctuations in the past and may cause our revenues and operating results to vary in the future. Comdial’s revenues and operating results have varied significantly in the past due to various factors, including changes in market acceptance of Comdial’s services, regulatory changes that may affect the marketability of Comdial’s services, budgetary cycles of Comdial’s principal clients, the mix and timing of client projects, and one-time nonrecurring and unusual charges. As a result, the operations acquired from Vertical Networks and Comdial may not consistently generate profits or positive cash flow, which would likely have a material negative impact on our business, our financial condition and our results of operations.

We will need additional working capital, the lack of which would likely have a significant negative impact on our current level of operations.

The Comdial acquisition consumed significant amounts of working capital and the Comdial Assets were acquired with limited working capital. As a result, we had negative working capital at June 30, 2006, and we may require additional capital in the future to fund our operations, finance investments in product development and corporate infrastructure, expand in our various geographic markets and respond to competitive pressures and opportunities for growth. Failure to obtain additional funding would prevent us from making expenditures that are needed to allow us to grow or maintain our operations. We cannot assure you that additional financing will be available on favorable terms, or at all. If funds are not available when required for our working capital needs or other transactions, our ability to carry out our business plan will be adversely affected, and we may be required to scale back our growth and operations to reflect the extent of available funding. If we are able to arrange for additional credit facilities from lenders, the debt instruments are likely to include limitations on our ability to incur other indebtedness, to pay dividends, to create liens, to sell or purchase our capital stock, to sell assets or to make acquisitions or enter into other transactions. Such restrictions may adversely affect our ability to finance our future operations or capital needs or to engage in other business activities, including, without limitation, acquisitions of additional businesses. We are already subject to such restrictions under the $2.5 million 8% subordinated promissory note owed to the Comdial Estate (the “Comdial Note”), the loan and security agreement with Silicon Valley Bank (“SVB”) (the “SVB Loan Agreement”), the stock purchase agreement executed on September 28, 2004 (the “2004 Stock Purchase Agreement”), the stock purchase agreement executed on September 28, 2005 (the “2005 Stock Purchase Agreement”) and the securities purchase agreement executed on February 9, 2006 (the “2006 Securities Purchase Agreement”). If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our stockholders will be reduced. These securities would likely have rights, preferences or privileges senior to those of our common stockholders. The inability to obtain substantial increases in our working capital resources will likely have a material negative impact on our business, our financial condition and our results of operations.

Our disclosure controls and procedures were previously not effective and may not be effective in the future.

Our Chief Executive Officer and Chief Financial Officer have determined that as of June 30, 2006, our disclosure controls and procedures were effective to ensure that information we are required to disclose in our Exchange Act reports is recorded, processed, summarized and reported within the time specified by the SEC’s rules and forms. However, in prior quarters and years, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were not effective. This determination was made, in part, because we failed to timely file our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2004, December 31, 2004, and March 31, 2005, an amendment to our Current Report on Form 8-K originally filed September 29, 2004 to disclose certain financial data in connection with our acquisition of Vertical Networks, and our Current Report on Form 8-K relating to the execution of an office lease dated July 6, 2005.

Our former and current independent registered public accounting firms have previously indicated that we have certain material weaknesses with our internal controls and as a result, our internal controls over financial reporting may not be effective.

Our former independent registered public accounting firm, KPMG LLP (“KPMG”), advised our management and our audit committee that, in connection with its review of our financial statements for the three and six month periods ended December 31, 2004, KPMG noted certain matters involving internal control and its operation that it considered to be a material weakness that constituted reportable conditions under standards established by the American Institute of Certified Public Accountants. Reportable conditions are matters coming to an independent registered public accounting firm’s attention that, in its judgment, relate to significant deficiencies in the design or operation of internal control and could adversely affect the organization’s ability to record, process, summarize, and report financial data consistent with the assertions of management in the financial statements. KPMG advised our management and our audit committee that it considered the following to constitute reportable conditions related to internal control and their operations:

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

We are also in the preliminary stages of preparing for our report on internal controls over financial reporting, which must be filed with the annual report for our fiscal year ending June 30, 2009. The effectiveness of our controls and procedures may be limited by a variety of risks, including, without limitation, faulty human judgment and simple errors, omissions, or mistakes; the collusion of two or more people or inappropriate management override of procedures; and imprecision in estimating and judging cost-benefit relationships in designing controls. At this point in the process, it is not possible to ascertain whether this report will disclose any significant deficiencies or material weaknesses in our internal controls over financial reporting or even whether we will be able to conclude, after such analysis, that our internal controls are effective; however, our recent failure to timely file certain Exchange Act reports, as well as the matters discussed above, resulted in our auditor determining that we have a material weakness in our internal controls system. Upon a determination that we have such a material weakness, we will be required to report that our internal controls over financial accounting are not effective. If we fail to have effective internal controls and procedures for financial reporting in place, we could be unable to provide timely and reliable financial information.

We have not timely filed several of our periodic reports under the Exchange Act and may fail to timely file periodic Exchange Act reports in the future.

We failed to timely file our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2004, December 31, 2004, and March 31, 2005, an amendment to our Current Report on Form 8-K originally filed September 29, 2004 to disclose certain financial data in connection with our acquisition of Vertical Networks, and our Current Report on Form 8-K relating to the execution of an office lease dated July 6, 2005. We filed the Quarterly Report for the quarter ended September 30, 2004 on January 25, 2005, filed the Quarterly Report for the quarter ended December 31, 2004 on April 1, 2005, filed the Quarterly Report for the quarter ended March 31, 2005 on June 3, 2005, filed our amendment to our Form 8-K on April 20, 2005, and our 8-K on July 14, 2005. If we cannot timely file our Exchange Act reports in the future, we will be ineligible to register our securities on Form S-3 until 12 months after the last late filed Exchange Act report, and ineligible to qualify for the safe harbor provisions for resale of restricted securities under Rule 144 of the Exchange Act. Inability to register securities on Form S-3 or sell restricted securities under the safe harbor provisions of Rule 144 limits the liquidity of our securities and restricts the market for our securities.

In addition, failure to remain current in our Exchange Act reporting requirements in the future may in the future result in our common stock being de-listed from the OTC Bulletin Board and adversely affect our ability to list our common stock on a national exchange or the NASDAQ Stock Market in the future. If our common stock was to be de-listed from the OTC Bulletin Board, the market for our common stock would become severely restricted and holders of our common stock may be unable to sell their shares. We have agreed in the 2004 and 2005 Stock Purchase Agreements and the 2006 Securities Purchase Agreement to seek a listing of our common stock on a national exchange or the NASDAQ Stock Market. If we are unable to list our securities on a national exchange or the NASDAQ Stock Market because we have failed to remain current in our Exchange Act reporting requirements, we may be subject to claims by M/C Venture Partners for indemnification, liability for breach of contract or other common law remedies.

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

As of June 30, 2006, M/C Venture Partners beneficially owned approximately 52.2% of our common stock. Based upon its substantial voting power and their director rights, M/C Venture Partners is in a position to exert substantial influence over matters submitted to our stockholders for approval and our management and affairs, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, M/C Venture Partners currently maintains the contractual right to nominate two members to our seven member board of directors and has a shared right with our board of directors to nominate an additional two members. Accordingly, such concentration of ownership and ability to appoint members to our board may have the effect of delaying, deterring or preventing a change in control of our company, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to take control of our company, which in turn could have a negative effect on the market price of our stock. These actions could also be adverse to our other stockholders’ interests.

If we fail to meet our obligations under the Comdial Note, our payment obligations may be accelerated.

Under the terms of the Comdial Note, if certain events occur, including, without limitation, our failure to pay any installment of principal or interest due under the Comdial Note, then the Comdial bankruptcy estate may, among other things, elect to accelerate our obligations under the Comdial Note and declare the outstanding principal balance and accrued but unpaid interest immediately due and payable. It could also elect to increase the interest rate of the Comdial Note from 8% to 10% per year. Should we be unable to make immediate repayment of the Comdial Note at the time of an acceleration demand, the Comdial bankruptcy estate could elect to pursue its rights under a security agreement executed concurrently with the Comdial note (the “Security Agreement”), which secured our obligations under the Comdial Note by granting a security interest on all of our assets and the assets of Vertical Communications Acquisition Corp. (“Acquisition Sub’), subject to a subordination agreement with SVB. In the event that the Comdial bankruptcy estate declares the Comdial Note immediately due and payable or seeks to foreclose on any of our assets under the Security Agreement, it would likely have a material adverse affect on our financial position and our results of operations.

If we fail to meet certain covenants under our 2005 Debt Financing, our payment obligations may be accelerated.

We are obligated to make certain payments of principal and interest for both a revolving line of credit in an amount not to exceed $7,000,000 (the “Revolving Loan”), as well as a $2,000,000 term loan (the “Term Loan”) under the SVB Loan Agreement. In addition, we are obligated to take certain actions and refrain from taking certain actions during the term of the SVB Loan Agreement, including, without limitation, meeting certain financial covenants, some of which are not completely within our ability to control. Should we fail to meet our payment obligations, fail to comply with any affirmative or negative covenant, or should any other situation arise which constitutes an “Event of Default” under the SVB Loan Agreement, SVB could elect, among other things, to accelerate our indebtedness under the Term Loan and the Revolving Loan, or to take possession of, sell, lease, or otherwise dispose of any of our assets, including the Comdial Assets, which were pledged as collateral under the SVB Loan Agreement. In the event that SVB declares the Term Loan and/or Revolving Loan immediately due and payable or seeks to foreclose on any of our assets, it would likely have a material adverse affect on our financial position and our results of operations.

Because we failed to cause the registration statement filed on December 6, 2005 to be declared effective in accordance with the timetable set forth in the 2005 Stock Purchase Agreement, we are subject to liquidated damages or liability for breach of contract.

Pursuant to the 2005 Stock Purchase Agreement, we agreed to register the shares of our common stock issued to the investors (referred to as the “2005 Investors”) for resale under the Securities Act of 1933. We agreed to file a registration statement covering these shares no later than December 12, 2005. We filed this registration statement relating to these shares of common stock, among others, on December 6, 2005 (the “Filing Date”). We further agreed to use our best efforts to cause the registration statement to become effective in certain events but no later than 90 days after the Filing Date (referred to as the “Required Effective date”). We are liable for liquidated damages to each 2005 investor as a result of the Effectiveness Default.

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

Pursuant to the 2006 Securities Purchase Agreement, we have agreed to register the shares of common stock issuable upon conversion of the Series D Convertible Preferred Stock (the Series D Preferred Stock) and upon exercise of the warrants for resale by the 2006 investors under the Securities Act. We agreed to file with the SEC a registration statement with respect to the Series D Preferred Stock and warrants no later than March 27, 2006 (the “2006 Filing Date”), and to use our best efforts to cause the registration statement to become effective on or before the date that is the earlier of (1) in the event of no review by the SEC, within five days of being informed by the SEC that the SEC has decided not to review the Registration Statement, but in no event later than 30 days after the 2006 Filing Date, (2) in the event of a review by the SEC, within five days of being informed by the SEC that the SEC has no further comments on such registration statement, but in no event later than 90 days after the 2006 Filing Date (the earlier of (1) and (2), the “2006 Required Effective Date”).

Because we failed to file the registration statement by the 2006 Filing Date, we are obligated to pay as liquidated damages to the 2006 Investors, for each 30-day period of a 2006 Registration Default, an amount in cash equal to 1% of the aggregate purchase price paid by the 2006 Investor pursuant to the 2006 Stock Purchase Agreement; provided that in no event will the aggregate amount of cash to be paid as liquidated damages exceed 9% of the aggregate purchase price paid by such 2006 Investor. We must pay the liquidated damages on the business day following the 2006 Filing Default, and each 30th day thereafter, until the registration statement has been filed with the SEC.

In addition to liquidated damages pursuant to the 2004 and 2005 Stock Purchase Agreements, our obligations to pay these liquidated damages will likely have a material adverse effect on our liquidity, our financial position and our results of operations, particularly if we become obligated to make payment in full of all liquidated damages potentially due and payable under these agreements.

Restrictive covenants in the 2004 and 2005 Stock Purchase Agreement and the 2006 Securities Purchase Agreement may limit our ability to pursue our business strategies.

We have agreed under the terms of the 2004 and 2005 Stock Purchase Agreements and the 2006 Securities Purchase Agreement that we will not, without the prior consent of M/C Venture Partners, (1) enter into a transaction involving a change in control of our company; (2) incur indebtedness in excess of $3.0 million, subject to specified exceptions; (3) create any security with an equity component unless that security is junior to the common stock; (4) issue any equity securities; (5) transfer our intellectual property; (6) repurchase, redeem or pay dividends on any shares of capital stock (subject to limited exceptions); (7) grant stock options that are not authorized by a vote of the board of directors or its compensation committee; (8) liquidate or dissolve; (9) change the size of our board of directors; (10) amend our Certificate of Incorporation or bylaws; (11) change the nature of the Company’s business; (12) alter the voting rights of shares of our capital stock in a disparate manner; or (13) take any action which would cause an adjustment to the exercise price or number of shares to be delivered under Section 8 of the warrants issued to the 2006 Investors.

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

A significant portion of our revenues are generated by a small number of customers. If we were to lose one or more of these customers, our revenues would decline and our business and prospects would be materially harmed. We expect that even if we are successful in developing relationships with additional customers through the acquisition of the Comdial Assets, or through additional sales of our historic products, our revenues will continue to be concentrated. We cannot assure you that we will be able to retain any of our current customers or that we will be able to obtain new customers.

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

Comdial offered a variety of communications products which included technologies that are enhanced rapidly in today’s business environment. Comdial measured its product inventories on hand at the lower of cost or market. Comdial also provided allowances for excess and obsolete inventory equal to the difference between the cost of inventory and the estimated market value based on assumptions about product life cycles, product demand and market conditions. The technologies incorporated into our new Comdial products are periodically modified in reaction to both customer requirements and to market conditions. This rapid technology change potentially impacts the carrying value of our new Comdial inventory on hand due to obsolescence.

Disruption in supplies of certain essential components will impair our ability to manage our inventory with distributors and resellers.

As a result of the acquisitions of Vertical Networks and Comdial, we now design and distribute the hardware on which many of our software products operate. If our contract manufacturers are unable to obtain supplies necessary to the manufacture of our hardware, our ability to maintain inventory with our distributors and resellers will be harmed. Continued sales of our hardware-based products are dependent upon continued availability of the commercially available components used to manufacture the custom hardware, as well as continued cooperation by the manufacturers involved in assembling the custom servers used by the product. Our contract manufacturers may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner in the quantities or configurations needed. Accordingly, our revenues and gross margins could suffer until other sources can be developed. Our operating results would also be adversely affected if, anticipating greater demand than actually develops, we commit to the purchase of more finished goods than we need. We cannot assure you that we will not encounter these problems in the future. Although in many cases our contract manufacturers use standard parts and components for our products, certain components are presently available only from a single source or limited sources. Our contract manufacturers may not be able to diversify sources in a timely manner, which could harm our ability to deliver products to customers and seriously impact present and future sales.

We do not manufacture the hardware utilized by InstantOffice and hold in-house only limited amounts of inventory for purposes of replacements of systems or parts as required for field support. Should we experience a disruption in the supply of these finished goods, it could have a material adverse effect on our ability to sell and service our InstantOffice product line. The fact that we do not own our manufacturing facilities could have an adverse impact on the supply of our products and on operating results. Financial problems of contract manufacturers on whom we rely, or reservation of manufacturing capacity by other companies, inside or outside of our industry, could either limit supply or increase costs.

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

In addition, our new outsourcing contractors acquire component parts from various suppliers. Similar risks are involved in such procurement efforts. Due to our new dependency on outsourced manufacturing and the inherent difficulty in replacing outsourced manufacturing capacity in an efficient or expeditious manner, the occurrence of any condition preventing or hindering the manufacture or delivery of manufactured goods by any one or more of our outsourcing contractors would have a material adverse affect on our business in the short term and may have a material adverse affect in the long term. In calendar 2002, Comdial experienced significant problems associated with a principal outsource manufacturer. Faulty component parts used by the manufacturer in the production of a principal product caused a significant shortfall in product inventory, and led to Comdial’s inability to meet product orders, negatively impacting sales and revenues. In addition, Comdial was adversely affected by a port strike that resulted in the temporary closure of certain ports on the West Coast of the United States.

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

Our TeleVantage, Instant Office and Comdial products operate on or are comprised of hardware manufactured by third parties. We are dependent on the reliability of this hardware and, to the extent the hardware has defects, it will affect the performance of our products. If the hardware becomes unreliable, does not perform in a manner that is acceptable to our customers or becomes more expensive, sales of our products could decline. Because many of our products run on Microsoft software products and use other Microsoft Corporation technologies, we must depend on the reliability and quality of such products and technologies. Errors or vulnerabilities in Microsoft products could impair sales of some of our products. Our customers may associate unreliability of the hardware and flaws in Microsoft products with a lack of quality of some of our products, which may cause us to lose customers and hurt future sales. Our ability to remedy malfunctions or errors will depend on the timeliness and availability of repair solutions from the manufacturers. Future success of our products and any new products will depend on the ability of our hardware and software manufacturers to produce reliable products in the future.

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

We conduct business globally. International sales accounted for approximately 2% of net sales for the year ended June 30, 2006, and 8% the year ended June 30, 2005. We also acquire various raw materials and components from international suppliers. We intend to expand our presence in international markets, and we cannot assure you that we will compete successfully in international markets or meet the service and support needs of foreign customers. Our future results could be harmed by a variety of factors relating to international operations, including:

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

We are relying on our next generation product to launch in early 2007 and if we fail to achieve general release in that time period our operations will be negatively impacted.

We are currently making a substantial investment in the unified engineering and product management team that is working on our next-generation IP-PBX product family, which is expected to ship in 2007. This next-generation offering is designed to provide a smooth migration path for our current installed base, which includes customers of our three product lines, with a mixture of digital and IP deployments. To ensure this smooth migration, the engineering organization is combining the best-of-breed elements of all three current product lines into the next-generation product, which will use as its foundation an integrated communications platform with a dual backplane that will natively support both TDM and IP installations. Customers will therefore be able to upgrade readily to our next-generation platform while protecting and leveraging their existing telephony investments. We believe that this approach will differentiate us competitively – especially from providers of IP-only systems – and we have calibrated our engineering investment to take advantage of this opportunity. If there are delays in release or insurmountable problems with this next generation product, our operations will be negatively impacted as we require this new product to remain competitive in our market.

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

We generally warrant each of our products against defects in materials and workmanship for a minimum period of 12 months from the date of shipment. If we experience an increase in product returns or warranty claims, we could incur unanticipated additional expenditures for parts and service. In addition, our reputation and goodwill could be damaged, perhaps irreparably. While we have established reserves for liability associated with product warranties, unforeseen warranty exposure in excess of those reserves could adversely affect our operating results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

In a letter from the Securities and Exchange Commission (“SEC”) dated June 28, 2006, the Staff commented on our Form 10-K for the fiscal year ended June 30, 2005 and our Form 10-Q for the quarter ended March 31, 2006. The comments addressed three substantive areas: (1) non-GAAP financial metrics, (2) revenue recognition and (3) shareholders equity. Although we have not yet filed a formal response to these comments, we sent a draft response to the Staff for the purpose of discussing these issues on a conference call. As a result of the discussion on the call, we believe that the only material comment remaining unresolved relates to the proper accounting treatment for certain bundled contracts acquired as part of the acquisition of Vertical Networks. We believe that we are accounting for these contracts properly in conformance with the applicable GAAP guidance, however the former management of Vertical Networks, Inc. accounted for these contracts differently. For additional information related to these contracts, see the “Revenue Recognition” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations elsewhere in this report and also our Current Report on Form 8-K/A filed April 20, 2005.

ITEM 2.	PROPERTIES

As of June 30, 2006 we lease property as detailed in the following table:

Location	Approximate Size	Owned or Leased	Expiration Date	Lease Intended Use
Cambridge, Massachusetts	21,422 sq ft.	Leased	July, 2007	Office
Santa Clara, California	24,907 sq ft.	Leased	July, 2010	Office
Tucson, Arizona	4,200 sq ft.	Leased	March, 2007	Warehouse
Charlottesville, Virginia	26,000 sq ft.	Leased	Monthly	Office
Sarasota, Florida	67,832 sq ft.	Leased	March, 2007	Office/Warehouse
Munich, Germany	2,000 sq ft.	Leased	January, 2008	Office

Totals	146,361 sq ft.

Our corporate headquarters is located in Cambridge, Massachusetts. We maintain engineering laboratories, software development facilities, testing and product development facilities and customer support in our Santa Clara, California and Charlottesville, Virigina offices. We maintain warehouses in both our Tucson, Arizona and our Sarasota, Florida locations. The Sarasota, Florida location also includes offices for customer support, operations, information technology, human resources and finance. We maintain sales and customer support functions in our Munich, Germany office.

We believe our properties are reasonably adequate to meet our needs.

ITEM 3.	LEGAL PROCEEDINGS

From time to time we are involved in various claims and other legal proceedings which arise in the normal course of our business. Such matters are subject to many uncertainties and outcomes that are not predictable. However, based on the information available to us and after discussions with legal counsel, we do not believe any such proceedings will have a material adverse effect on our business, results of operations, financial position or liquidity. We cannot provide assurance, however that damages that result in a material adverse effect on our financial position or results of operations will be not be imposed in these matters.

On September 27, 2005 we delivered a claim to Consolidated IP Holdings, Inc. (“CIPH”), the former Vertical Networks, Inc. making claims against the escrow established as a part of the acquisition of the assets of Vertical Networks on September 28, 2004. We asserted claims that $0.6 million of the $1 million escrow should be retained as a result of a failure by CIPH to meet certain terms and conditions under the Asset Purchase Agreement entered into September 23, 2004.

As part of our agreement to acquire the assets of Vertical Networks, we entered into a separate agreement with Vertical Networks on September 28, 2004 (the “License Agreement”). The License Agreement, among other things, granted us the license to use certain patents held by Vertical Networks (the “Licensed Patents”). On or about November 4, 2005, we received a notice from CIPH claiming that we had materially breached certain terms under the License Agreement, and on or about December 8, 2005, we received notice that CIPH was purporting to terminate the License Agreement.

On May 24, 2006, we entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with CIPH wherein we agreed to release the remainder of the amounts previously held in escrow. Pursuant to SFAS 141 No. 141, Business Combinations and the specific provisions of the escrow agreement, we recorded $0.6 million as an adjustment to goodwill.

In addition, we entered into a License Agreement (the “License Agreement”) with Converged Data Solutions, LLC (“Converged”) relating to rights in the C-Data Patents previously held by CIPH and subsequently assigned to Converged. The License Agreement redefines and restates our rights under the C-Data Patents. It provides that each of the License Parties releases, acquits and forever discharges the other License Parties from any and all claims related to the C-Data Patents, including any liability for infringement or alleged infringement by us arising or occurring prior to entering into the License Agreement. Under the License Agreement, Converged granted us a non-exclusive, transferable, sublicensable (under certain express and limited circumstances), worldwide, perpetual, irrevocable, fully paid-up, divisible, royalty-free license to the C-Data Patents to make, have made, use, import, export, sell and distribute any product or part thereof, the manufacture, use, or sale of which is covered by a valid claim of an issued, unexpired C-Data Patent. The License is irrevocable and cannot be terminated by Converged.

In conjunction with the settlement of the litigation, CIPH agreed to reduce the amount of earnout payments due to them under the Asset Purchase Agreement by $1.2 million. Pursuant to SFAS 141, Paragraph B177, we recorded this amount to current period income.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of the Stockholders on April 3, 2006. The following nominees were elected to our Board of Directors to serve until the next annual meeting of the stockholders, until their successors are elected or have been qualified or until their earlier resignation or removal:

Nominee	Votes in Favor	Withheld
Michael Downey	45,359,126	115,176
Francis Gerard	45,359,051	115,251
John Watkins	45,365,702	108,600
Matthew Rubins	45,365,926	108,376

In addition to the election of directors, the stockholders voted on the following:

Amendment to the 2004 Stock Incentive Plan

For   41,205,315                Against   593,799                Abstain   2,527                 Non-Vote   3,672,661

Ratification of Vitale Caturano & Company Ltd. as independent certified public accountants

For   41,442,124                 Against   8,018                Abstain   24,160                Non-Vote   0

Approval of the Amended and Restated Certificate of Incorporation to replace the current Certificate of Incorporation

For   41,703,581                 Against   93,666                 Abstain   4,394                Non-Vote   3,672,661

For a complete description of the matters submitted to a vote of the stockholders, see the Definitive Proxy Statement on Schedule 14-A filed on March 10, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently quoted on both the OTC Bulletin Board and the Pink Sheets under the symbol VRCC.OB. Our Common Stock was previously listed on the NASDAQ Capital Market but was de-listed effective November 19, 2003, as a result of total stockholders’ equity being below the required minimum of $2.5 million. We may pursue relisting on the NASDAQ Capital Market when, and if, we meet the listing requirements of the Nasdaq Capital Market.

In April 2003, we implemented a one-for-six reverse split of our Common Stock. Unless otherwise noted, data used throughout this report is adjusted to reflect that reverse stock split.

The following table presents the high and low bid prices of our Common Stock for each quarter of the fiscal years ended June 30, 2006, 2005, and 2004, as reported by the OTC Bulletin Board. These quotations may reflect inter-dealer prices, without related mark-up, markdown or commission and may not necessarily represent actual transactions.

	2006		2005		2004
	High	Low	High	Low	High	Low
First Quarter, ending September 30	$1.60	$1.06	$2.98	$1.65	$3.69	$1.36
Second Quarter, ending December 31	$1.75	$1.15	$3.40	$2.25	$4.40	$2.45
Third Quarter, ending March 31	$1.40	$0.52	$2.43	$2.85	$3.30	$2.25
Fourth Quarter, ending June 30	$0.92	$0.58	$1.50	$2.45	$3.20	$2.02

On September 15, 2006, the high and low sales prices for our common stock on the OTC bulletin board were $0.70 and $0.70, respectively.

Shareholders

As of September 30, 2006, there were 47,038,056 shares of our common stock issued and outstanding and held by approximately 367 shareholders of record. This number counts each broker dealer and clearing corporation who hold shares for their customers as a single shareholder.

Dividend Policy

We have not paid a cash dividend on our common stock and do not anticipate doing so in the foreseeable future. We currently intend to retain earnings to fund future working capital requirements, infrastructure needs, growth and product development. Pursuant to the agreements executed in connection with the acquisitions of Vertical Networks and the Comdial Assets, we cannot pay any cash dividends on any shares of our capital stock without the prior written consent of M/C Venture Partners. Further, the SVB Loan Agreement prohibits the Company from declaring any dividends on its shares of Common Stock.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table provides information about the securities authorized for issuance under our equity compensation plans. In accordance with the rules of the SEC, the information in the table is presented as of June 30, 2006, the end of our most recently completed fiscal year.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	8,216,803	1.90	2,552,062
Equity compensation plans not approved by security holders	—	—	—

Total	8,216,803	1.90	2,552,062

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the fiscal year ended June 30, 2006, the Company did not purchase any of its equity securities.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected consolidated financial data set forth below is derived from the audited consolidated financial statements of Vertical. Vertical’s historical results are not necessarily indicative of its results of operations to be expected in the future and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-K. No dividends were paid during the periods presented.

	Years Ended June 30,
	2006	2005	2004	2003	2002
Statement of Operations Data:
Revenues, Net	$55,535	$17,460	$8,991	$6,606	$6,070
Cost of Sales	25,632	3,302	264	236	882

Gross Margin	29,903	14,158	8,727	6,370	5,188
Operating Expenses:
Sales and marketing	16,962	13,247	5,863	5,538	5,893
Product development	11,552	9,058	3,204	3,084	3,486
General and administrative	16,182	6,682	2,832	4,834	4,414
Non-cash compensation	—	—	—	6	—
Amortization of Intangible Assets	1,094	532	—	—	—

Total operating expenses	45,790	29,519	11,899	13,460	13,793
Loss from operations	(15,887)	(15,361)	(3,172)	(7,090)	(8,605)
Net loss applicable to Common Shareholders	(16,323)	(16,999)	(6,251)	(9,035)	(11,183)
Loss Applicable to Common Shareholders per Share – basic and diluted	$(0.38)	$(0.64)	$(1.73)	$(3.13)	$(4.26)
Balance Sheet Data:
Cash and cash equivalents	$4,726	$4,880	$2,747	$3,041	$6,020
Total current assets	28,671	17,073	4,436	4,265	7,166
Total current liabilities	35,105	15,480	4,546	5,313	3,668
Total shareholders’ equity (deficit)	$17,924	$14,234	$552	$(319)	$4,553

On September 28, 2004, we acquired Vertical Networks. As a result, the revenue, cost of goods and operating expenses for the year ended June 30, 2005 reflect the results of both our ongoing operations related to TeleVantage, and the results of operations related to the InstantOffice product line for the period September 28, 2004 through June 30, 2005.

On September 28, 2005, we acquired Comdial. As a result, the revenue, cost of goods and operating expenses for the year ended June 30, 2006 reflect the results of the ongoing operations related to TeleVantage and InstantOffice and for the Comdial product line for the period September 28, 2005 through June 30, 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the financial condition and results of operations of our company should be read in conjunction with our June 30, 2006 Consolidated Financial Statements and the related Notes included in Item 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Please see “Risk Factors” and “Forward-Looking Statements” elsewhere in this report. Our actual results and the timing of events could differ materially from those anticipated in the forward-looking statements as a result of various factors, including those set forth in the following discussion and under the caption “Risk Factors” in Item 1A. and elsewhere in this report.

Overview

Vertical develops, markets and sells business phone systems software, hardware and associated services. We sell our products through distributors, resellers and system integrators such as AT&T, Fujitsu, IBM and Scansource, and we engage in alliances with those parties and other technology vendors to assist us in selling and marketing our products. Most of our end user customers rely upon resellers or systems integrators to implement our products, and these resellers and systems integrators can significantly influence our customers’ purchasing decisions. We market and sell our products in the United States, Europe and Latin America. We also have distributor relationships in Africa, Asia, Australia and Middle East.

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations and financial position are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. We believe that the estimates we use are reasonable; however, actual results could differ from those estimates. Our significant accounting policies are described in note 2 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. We believe the following critical accounting policies affect our more significant assumptions and estimates that we used to prepare our consolidated financial statements.

Revenue Recognition

The Company recognizes revenue for the sale of its InstantOffice and TeleVantage products pursuant to Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Software Revenue Recognition With Respect to Certain Transactions. For revenue generated by the sale of Comdial products, where the Company has determined that the software is incidental, the Company follows Staff Accounting Bulletin (SAB) 104, Revenue Recognition. Generally, the Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectability is reasonably assured. The Company reduces revenue for estimated customer returns, rotations and sales rebates when such amounts are estimable. When not estimable, the Company defers revenue until the product is sold to the end customer or the customer’s rights expire. As part of its Televantage product sales price, the Company provides telephone support, which is generally utilized by the customer shortly after the sale. The cost of the phone support is not significant but is accrued in the financial statement. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue.

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

Revenue from delivered elements of one-time charge licensed software is recognized at the inception of the license term using the residual method, provided we have vendor-specific objective evidence (“VSOE”) of the fair value of each undelivered element. Revenue is deferred for the fair value of the undelivered elements based upon the price of these elements when sold separately. Revenue is also deferred for the entire arrangement if VSOE does not exist for each undelivered contract element. Examples of undelivered elements in which the timing of delivery is uncertain include contractual elements that give customers rights to any future upgrades at no additional charge or future maintenance that is provided within the overall price. The revenue that is deferred for any contract element is recognized when all of the revenue recognition criteria have been met for that element. Revenue for annual software subscriptions is recognized ratably over the length of the software subscription. Certain contracts for the sale of telephone systems acquired with Vertical Networks in September 2004 were determined to be bundled with software subscriptions with lengths of up to five years from the date of acquisition. The revenue and cost of sales of the systems under these contracts have been deferred and will be amortized ratably over the length of the associated software subscription, as the Company does not have VSOE for these subscription agreements.

Due to the lengthy period of time over which we amortize the revenue and cost of goods sold related to these systems, the revenue and cost of goods sold we report in any one period excludes most of the revenue and cost of goods sold relating to shipments in that period and includes revenue and costs of goods sold relating to shipments made in prior periods. As a result, our reported revenue and costs of good sold may not necessarily be indicative of our ability to generate customer orders in a particular period. The difference between reported revenue and costs of goods sold and customer orders in any period could be either positive or negative, and cannot be reliably predicted from period to period. The following tables demonstrate this effect by showing the amount of revenue, cost of goods sold and gross profit from systems shipped during fiscal year 2006 that was deferred at each quarter end for the 12-month period ended June 30, 2006 (in thousands).

	Deferred Revenue	Deferred Cost of Goods Sold	Deferred Gross Profit
June 30, 2006	$4,376	$2,313	$2,063
March 31, 2006	2,522	1,355	1,167
December 31, 2005	126	54	72
September 30, 2005	658	293	365

The following table details the amount of revenue, cost of goods sold and gross profit from systems shipped during prior reporting periods that was recognized at each quarter end for the 12-month period ended June 30, 2006 (in thousands).

	Recognition of Revenue Deferred in Prior Period	Recognition of Cost of Goods Sold Deferred in Prior Period	Recognition of Gross Profit Deferred in Prior Period
June 30, 2006	$1,549	$858	$691
March 31, 2006	1,310	735	575
December 31, 2005	1,266	720	546
September 30, 2005	1,227	734	493

As a result of the significant revenue and cost of goods sold deferral related to current period shipments of systems, the revenue and cost of goods sold reflected in our Consolidated Financial Statements may not be indicative of our ability to generate sales of our product into the marketplace in the current annual period. Likewise, recognition in the current or a future period of revenue and cost of goods sold related to shipments of systems that occurred in prior years may cause the impression in the future that we are generating a higher volume of sales of our telephone systems into the market in that period than is the case.

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

We also provide reserves for returns and sales incentives to reduce revenue and accounts receivable for product returns and other credits we may grant to customers. Such reserves are recorded at the time of sale and are calculated based on the historical information (such as rates of product returns) and the specific terms of sales programs, taking into account any other known information about likely customer behavior. If actual customer behavior differs from our expectations, additional reserves may be required. Also, if we determine that we can no longer accurately estimate amounts for returns and sales incentives, we would not be able to recognize revenue until the customers exercise their rights, or such rights lapse, whichever is later.

Inventory

We measure our inventories at lower of cost or market. For those items that are manufactured by our contract manufacturers, cost is determined using standards that we believe approximate the first-in, first-out (“FIFO”) method. We also provide allowances for excess and obsolete inventory equal to the difference between the cost of our inventory and the estimated market value based upon assumptions about product life cycles, product demand and market conditions. If actual product life cycles, product demand or market conditions are less favorable than those projected by management, additional inventory allowances or write-downs may be required.

Long-lived Assets, including Goodwill and Other Intangibles

Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”) establishes a single accounting model for long-lived assets to be disposed of by sale. For long-lived assets that are held for use, when circumstances suggest that there may be an impairment, we compare the forecasted undiscounted net cash flows to the carrying amount. If the long-lived asset is determined to be unable to recover the carrying amount, then it is written down to fair value. A considerable amount of judgment is required in calculating this impairment charge, principally in determining financial forecasts. Unanticipated changes in market conditions could have a material impact on our projected cash flows. Differences in actual cash flows as compared to the projected cash flows could require us to record an impairment.

SFAS No. 142, Goodwill and Other Intangible Assets includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. Goodwill and other indefinite lived intangible assets must be tested for impairment on at least an annual basis. Our goodwill resulting from our acquisition of Comdial will be tested annually beginning in fiscal year 2007. Although the Vertical Networks goodwill was deemed to not be impaired when it was tested in fiscal 2006, there can be no assurances that subsequent annual tests will not result in material impairment charges. A considerable amount of judgment is required in calculating this impairment analysis, principally in determining discount rates, financial forecasts and allocation methodology. Unanticipated changes in market conditions could have a material impact on our projected cash flows. Differences in actual cash flows as compared to the projected discounted cash flows could require us to record an impairment loss.

Results of Operations

The following table sets forth certain items from our consolidated statements of operations (in thousands of dollars) for the fiscal years ended June 30, 2006, 2005, and 2004, together with the percentage of total revenue which each such item represents:

	Year Ended June 30, (in thousands)
	2006		2005		2004
		% of Revenue		% of Revenue		% of Revenue
Revenue	$55,535	100.0%	$17,460	100.0%	$8,991	100.0%
Cost of goods sold	25,632	46.2%	3,302	18.9%	264	2.9%

Gross profit	29,903	53.8%	14,158	81.1%	8,727	97.1%

Operating expenses (benefit):
Marketing and selling	16,962	30.5%	13,247	75.9%	5,863	65.2%
Research and product development	11,552	20.8%	9,058	51.9%	3,204	35.6%
General and administrative	16,182	29.1%	6,682	38.3%	2,832	31.5%
Amortization of intangible assets	1,094	2.0%	532	3.0%	—	0.0%

Total operating expenses	45,790	82.5%	29,519	169.1%	11,899	132.3%

Operating loss	(15,887)	-28.6%	(15,361)	-88.0%	(3,172)	-35.3%
Other income (expense), net	514	0.9%	87	0.1%	18	0.0%

Loss from continuing operations before income taxes	(15,373)	-27.7%	(15,274)	-88.5%	(3,154)	-35.1%
Provision for income taxes	626	1.1%	257	1.5%	—	0.0%

Net income (loss)	$(15,999)	-28.8%	$(15,531)	-89.0%	$(3,154)	-35.1%

Year Ended June 30, 2006 Compared to Year Ended June 30, 2005

Revenue

Our revenues were $55.5 million for the fiscal year ended June 30, 2006 compared to revenues of $17.5 million for the fiscal year ended June 30, 2005. Total revenues increased $38.0 million, or 217 percent, for fiscal 2006 compared to fiscal 2005. The increase in revenue was primarily due to the acquisitions of Vertical Networks on September 28, 2004 and Comdial on September 28, 2005. The acquisition of the Comdial product lines drove approximately 111 percent of the increase in revenue. Our reported revenue includes shipping and handling charges and is recorded net of reserves for sales returns, discounts and customer incentive programs.

We distribute our products internationally. International product revenue was 2 percent and 8 percent of total net revenue for fiscal years 2006 and 2005, respectively. Our international revenue continued to increase at the same pace as its underlying domestic business, and as we continue to focus on and strengthen our distribution efforts in international geographic regions, we expect that our international component will continue to grow in importance to our overall revenue.

Cost of Goods Sold and Gross Margin

Costs of goods sold (“COGS”) includes expenses associated with finished goods purchased from outsourced manufacturers, warranty expense, freight expense, royalty payments, and inventory obsolescence expense.

The following table shows our COGS and gross profit together with each item’s amount as a percentage of total revenue:

	Year Ended June 30, (in thousands of dollars)
	2006		2005
		% of Revenue		% of Revenue
Cost of goods sold	$25,632	46.2%	$3,302	18.9%

Gross profit	$29,903	53.8%	$14,158	81.1%

COGS increased by approximately $22.3 million, or 676 percent, to $25.6 million for the fiscal year ended June 30, 2006 compared with $3.3 million for the fiscal year ended June 30, 2005. The increase in COGS from fiscal 2005 to fiscal 2006 was primarily attributable to increased sales of both the InstantOffice and the Comdial product lines as hardware is a significant component of the cost.

Gross profit declined from 81.1% of net revenue to 53.8% of net revenue in 2006. The decrease was attributable to the shift from sales of software licenses with electronic delivery to sales of both software and hardware systems resulting from the acquisitions of Vertical Networks and Comdial.

Operating Expenses

Our operating expenses were $45.8 million for the fiscal year ended June 30, 2006, an increase of $16.3 million or 55.1 percent, from $29.5 million for the fiscal year ended June 30, 2005. The increase in operating expenses is primarily related to the acquisitions of Vertical Networks and Comdial. As part of these acquisitions, we acquired three additional office locations and two warehouses and significant infrastructure to maintain these operations. The following is a more detailed discussion of expenses related to marketing and selling, research and product development and general and administrative.

Marketing and selling expenses. Marketing and selling expenses include sales, customer support and marketing expenses such as trade shows, and other advertising and selling expenses. Total marketing and selling expenses increased $3.7 million, or 28.2 percent, to $17.0 million for the fiscal year ended June 30, 2006 compared with the fiscal year ended June 30, 2005 expenses of $13.2 million. As a percentage of revenues, marketing and selling expenses were 30.5 percent for fiscal 2006 and 75.8 percent for fiscal 2005. The increase in marketing and selling expenses from fiscal 2005 to fiscal 2006 was primarily attributable to increased participation in trade shows and other marketing efforts on behalf of the new product lines acquired during the year.

Research and product development expenses. Research and product development expenses include research and development, product management, engineering services, and test and application expenses, including employee-related costs, outside services, and expensed materials. Total research and product development expenses increased $2.5 million, or 27.5 percent, to $11.6 million for the fiscal year ended June 30, 2006 compared with the fiscal year ended June 30, 2005 expenses of $9.1 million. As a percentage of revenues, research and product development expenses were 20.8 percent for fiscal 2006 and 51.9 percent for fiscal 2005. The increase in product development expenses from the levels for fiscal 2005 to the levels for fiscal 2006 was due to the additional personnel and related costs for ongoing research and product development efforts related to the new product lines acquired in the acquisitions.

General and administrative expenses. General and administrative expenses (“G&A expenses”) include employee-related costs, professional service fees, and corporate administrative costs, including those for finance, information technology, operations and human resources functions. Total G&A expenses increased $9.5 million, or 142 percent, to $16.2 million for the fiscal year ended June 30, 2006 compared with the fiscal year ended June 30, 2005 expenses of $6.7 million. As a percentage of revenues, G&A expenses were 29.1 percent for fiscal 2006 and 38.3 percent for fiscal 2005.

G&A expense also includes liquidated damages that we are accruing related to the 2004 Equity Financing, the 2005 Equity Financing and the 2006 Equity Financing. See notes 9 and 10 to the Consolidated Financial Statements for additional information. Total liquidated damages recorded for the fiscal year ended June 30, 2006 was $2.2 million, representing an increase of $1.3 million or 163%, compared with $0.8 million accrued for the fiscal year ended June 30, 2005.

Operating Loss

For the fiscal year ended June 30, 2006, our operating loss increased $526,000, or 3 percent, to ($15.9) million on revenue of $55.5 million, from an operating loss of ($15.4 million) on revenue of $17.5 million for the fiscal year ended June 30, 2005. As discussed above, the factors primarily affecting this increase in operating loss were an increase in operating expenses and an increase of $0.6 million in amortization of intangible assets acquired in the Vertical Networks and Comdial acquisitions offset by an increase in gross profit of essentially an equal amount.

Included in the operating loss are non-cash compensation expense related to stock option grants of $4.0 million in 2006 compared with $1.9 million in 2005 and depreciation and amortization (for other than the acquired intangibles) expense of $1.5 million compared with $0.7 million in 2005.

As mentioned above under the caption Revenue Recognition, we defer a significant portion of the revenue and cost of goods sold related to current period shipments while recognizing revenue and cost of goods sold from shipments in prior periods.

Interest Expense

Interest expense for the fiscal year ended June 30, 2006 was $690,000 compared with none in the fiscal year ended June 30, 2005, representing an increase of $690,000. The increase in interest expense relates to debt instruments incurred in order to finance the Comdial acquisition.

Gain on Settlement of Litigation

Gain on settlement of litigation for the fiscal year ended June 30, 2006 was $1.2 million compared with none in the fiscal year ended June 30, 2005. This increase relates to the settlement of litigation with CIPH; see Item 3 captioned Legal Proceedings for additional information related to this litigation.

Other income (expense), net

Other income (expense), net, includes our interest income, gain (loss) on the disposal of assets and miscellaneous income. Other income was $4,000 for the fiscal year ended June 30, 2006, a decrease of $83,000 million, or 96 percent, from income of $87,000 for the fiscal year ended June 30, 2005. The decrease in other income for fiscal 2006 over the same period in fiscal 2005 was primarily due to the loss on disposal of assets of approximately $69,000.

Income Tax Expense

While we incurred net losses in 2006 and 2005, we recorded a deferred tax provision associated with the goodwill created and intangibles acquired with the Vertical Networks and Comdial acquisitions. The effective tax rate utilized for the provision was 40.0 percent.

Year Ended June 30, 2005 Compared to Year Ended June 30, 2004

Revenue

Our revenues were $17.5 million for the fiscal year ended June 30, 2005 compared to revenues of $9.0 million for the fiscal year ended June 30, 2004. Total revenues increased $8.5 million, or 94 percent, for fiscal 2005 compared to fiscal 2004. The increase in revenue was primarily due to the acquisition of Vertical Networks on September 28, 2004.

We distribute our products internationally. International product revenue was 8 percent and 15 percent of total net revenue for fiscal years 2005 and 2004, respectively. Our international revenue continued to increase at the same pace as its underlying domestic business, and as we continue to focus on and strengthen our distribution efforts in international geographic regions, we expect that our international component will continue to grow in importance to our overall revenue.

Cost of Goods Sold and Gross Margin

Costs of goods sold (“COGS”) includes expenses associated with finished goods purchased from outsourced manufacturers, warranty expense, freight expense, royalty payments, and inventory obsolescence expense.

The following table shows our COGS and gross profit together with each item’s amount as a percentage of total revenue:

	Year Ended June 30, (in thousands of dollars)
	2005		2004
		% of Revenue		% of Revenue
Cost of goods sold	$3,302	18.9%	$264	2.9%

Gross profit	$14,158	81.1%	$8,727	97.1%

COGS increased by approximately $3.1 million, or 115 percent, to $3.3 million for the fiscal year ended June 30, 2005 compared with $0.3 million for the fiscal year ended June 30, 2004. The increase in COGS from fiscal 2004 to fiscal 2005 was primarily attributable to increased sales of the InstantOffice product line as hardware is significant component of the cost.

Gross profit declined from 97.1% of net revenue to 81.1% of net revenue in 2005. The decrease was attributable to the shift from sales of software licenses with electronic delivery to sales of both software and hardware systems resulting from the acquisitions of Vertical Networks and Comdial.

Operating Expenses

Our operating expenses were $29.5 million for the fiscal year ended June 30, 2005, an increase of $17.6 million or 148 percent, from $11.9 million for the fiscal year ended June 30, 2004. The increase in operating expenses is primarily related to the acquisition of Vertical Networks. As part of this acquisition, we acquired an additional office location and a warehouse and significant infrastructure to maintain these operations. The following is a more detailed discussion of expenses related to marketing and selling, research and product development and general and administrative.

Marketing and selling expenses. Marketing and selling expenses include sales, customer support and marketing expenses such as trade shows, and other advertising and selling expenses. Total marketing and selling expenses increased $7.3 million, or 125 percent, to $13.2 million for the fiscal year ended June 30, 2005 compared with the fiscal year ended June 30, 2004 expenses of $5.9 million. As a percentage of revenues, marketing and selling expenses were 76 percent for fiscal 2005 and 65 percent for fiscal 2004. The increase in marketing and selling expenses from fiscal 2004 to fiscal 2005 was primarily attributable to increased marketing efforts on behalf of the new product line acquired during the year.

Research and product development expenses. Research and product development expenses include research and development, product management, engineering services, and test and application expenses, including employee-related costs, outside services, and expensed materials. Total research and product development expenses increased $5.8 million, or 183 percent, to $9.1 million for the fiscal year ended June 30, 2005 compared with the fiscal year ended June 30, 2004 expenses of $3.2 million. As a percentage of revenues, research and product development expenses were 52 percent for fiscal 2005 and 36 percent for fiscal 2004. The increase in product development expenses from the levels for fiscal 2004 to the levels for fiscal 2005 was due to the additional personnel and related costs for ongoing research and product development efforts related to the new product line acquired in the Vertical acquisition.

General and administrative expenses. General and administrative expenses (“G&A expenses”) include employee-related costs, professional service fees, and corporate administrative costs, including those for finance, information technology, operations and human resources functions. Total G&A expenses increased $3.9 million, or 139 percent, to $6.7 million for the fiscal year ended June 30, 2005 compared with the fiscal year ended June 30, 2004 expenses of $2.8 million. As a percentage of revenues, G&A expenses were 39 percent for fiscal 2006 and 32 percent for fiscal 2004.

G&A expense also includes liquidated damages that we accrued related to the 2004 Equity Financing. See note 10 to the Consolidated Financial Statements for additional information. Total liquidated damages accrued for the fiscal year ended June 30, 2005 was $0.8 million, representing an increase of $0.5 million or 190%, compared with $0.3 million accrued for the fiscal year ended June 30, 2004.

Operating Loss

For the fiscal year ended June 30, 2005, our operating loss increased $12.2 million, or 384 percent, to ($15.4) million on revenue of $17.5 million, from an operating loss of ($3.2 million) on revenue of $9.0 million for the fiscal year ended June 30, 2004. As discussed above, the factors primarily affecting this increase in operating loss were an increase in operating expenses and an increase of $0.5 million in amortization of intangible assets acquired in the Vertical Networks acquisition offset by an increase in gross profit.

Included in the operating loss are non-cash compensation expense related to stock option grants of $1.9 million in 2005 compared with none in 2004 and depreciation and amortization, excluding amortization of the acquired intangible assets, expense of $0.7 million in 2005 compared with $0.4 million in 2004.

Other income (expense), net

Other income (expense), net, includes our interest income. Other income was $87,000 for the fiscal year ended June 30, 2005, an increase of $69,000 or 383 percent, from income of $18,000 for the fiscal year ended June 30, 2004. The increase in other income for fiscal 2005 over the same period in fiscal 2004 was entirely due to the increase in interest income.

Income Tax Expense

While we incurred net losses in 2005 and 2004, we recorded a deferred tax provision associated with the goodwill created and intangibles acquired with the Vertical Networks acquisition. The effective tax rate utilized for the provision was 40.0 percent.

Liquidity and Capital Resources

Financial Condition, Liquidity And Capital Resources (in thousands)

	Positions at		Change
	June 30, 2006	June 30, 2005
Cash and cash equivalents	$4,726	$4,880	$(154)
Working capital (excl. restricted cash)	(6,823)	448	(7,271)
Cash used in operating activities	6,060	8,875	(2,815)
Cash used in investing activities	20,308	15,747	4,561
Cash provided by financing activities	26,230	$26,751	(521)

Working capital, consisting of total current assets minus current liabilities, was $(6.8) million at June 30, 2006, compared to working capital of $0.4 million at June 30, 2005, representing an decrease of $7.3 million. The decrease in working capital at June 30, 2006 reflects an increase of $11.6 million in current assets, primarily inventories and receivables, offset by an increase in current liabilities of $19.6 million. The increase in current liabilities is due to increases in accounts payable and accrued liabilities of $6.1 million, deferred revenue of $2.7 million and short term debt of $10.8 million. The increases in inventory and receivables and in the short term debt are the result of the Comdial acquisition. The increase in deferred revenue is attributable to the deferral requirements related to the bundled agreements acquired in the Vertical Networks acquisition as previously discussed.

As of June 30, 2006, our cash and cash equivalents were approximately $4.7 million, essentially unchanged from our balance at June 30, 2005. Net cash flows used in operating activities were $6.1 million in fiscal 2006, a decrease of $2.8 million from the net cash flows used in operating activities of $8.9 million in fiscal 2005. The decrease was primarily attributable to an increase of $4.0 million in non-cash expenses offset by decreases in accrued liabilities.

Net cash flows used in investing activities were $20.3 million in fiscal 2006, an increase of $4.6 million from the net cash flows used in investing activities of $15.7 million in fiscal 2005. The change was primarily attributable to the difference in cash used to acquire Comdial in fiscal 2006 versus the cash used to acquire Vertical in fiscal 2005.

Net cash flows provided by financing activities were $26.2 million in fiscal 2006, a decrease of $521,000, from the net cash flows provided by financing activities of $26.7 in fiscal 2005. This decrease was primarily attributable to a decrease of $13.3 million in cash provided by the common stock offering in fiscal 2006 versus 2005 offset by the $4.8 million in cash provided by the Series D financing in fiscal 2006 and the $8.5 million in cash provided by the SVB credit facility and term note in 2006.

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

September 2004 Financing. In September 2004, Vertical completed the acquisition of substantially all of the assets of Vertical Networks. The acquisition was financed with a portion of the proceeds from a $27.5 million common stock financing also completed on September 28, 2004 and shortly thereafter, pursuant to which Vertical sold a total of 24,159,468 shares of its Common Stock at a per share purchase price of $1.1386 to the 2004 Investors. In connection with, or prior to the financing, the holders of all shares of Vertical’s preferred stock converted those shares into Common Stock.

September 2005 Financing. On September 28, 2005, we acquired certain assets and assumed certain liabilities of Comdial. The acquisition was partially financed with the net proceeds from a $12.8 million common stock financing completed on September 28, 2005. Under the 2005 Stock Purchase Agreement, we received a total of $12.8 million, net of expenses, from the 2005 Investors in exchange for the issuance of 11,329,785 shares of common stock. In addition, we financed a portion of the purchase price for the Comdial Assets by entering into a loan agreement with SVB on September 28, 2005 (the “SVB Loan Agreement”). The SVB Loan Agreement terms provide the Company with a revolving line of credit in an amount not to exceed $7,000,000 (the “Revolving Loan”), as well as a $2,000,000 term loan (the “Term Loan”). The Revolving Loan matures and the principal balance thereof is payable in full, on September 27, 2006. The Term Loan is payable in monthly principal installments of $133,333 plus interest, due beginning July 31, 2006 through and until the maturity date of September 26, 2007. Borrowing availability under the Revolving Loan is based on the amount of the Company’s accounts receivable.

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

February 2006 Financing. On February 9, 2006, the Company completed the sale (the “Series D Financing”) of 5,000 shares of its newly designated Series D Convertible Preferred Stock and warrants to purchase an aggregate of 1,041,667 shares of the Company’s Common Stock pursuant to a Securities Purchase Agreement between the Company and certain investors. The aggregate proceeds to the Company from the Series D Financing was $5.0 million and were used to fund ongoing operations.

As of June 30, 2006, our cash resources were not adequate to meet our short-term requirements through the end of the 2007 fiscal year. We require additional cash to meet our near term requirements as well as to meet our long-term business objectives. Management has pursued several opportunities to address the anticipated cash shortfall. Subsequent to June 30, 2006, we engaged in negotiations with both SVB and Comdial to extend the maturity dates of the credit facility and the Comdial note, respectively (see Note 15 for additional information). In addition, we are actively pursuing a financing to meet our short term and long term working capital needs, however there can be no assurance that we will be able to complete this transaction. In October, 2006, we obtained binding, non-cancellable commitments from certain of our investors and our chief executive officer to fund our operations, up to $5.0 million, through September, 2007 (see note 15 for additional information). As as result, we anticipate that our cash requirements for the fiscal year ending June 30, 2007 will be met. A change in circumstance, such as a reduction in the demand for our products, could necessitate that we seek additional debt or equity capital or take actions to reduce our operating costs to levels that can be supported by our available cash. Such additional financings may not be available on terms acceptable to us, or at all, and may significantly affect our stockholders, including for example, by substantially diluting their ownership interest.

Off Balance Sheet Arrangements and Contractual Obligations

We have no off balance sheet financing arrangements and no unconsolidated subsidiaries. Contractual obligations related to our long-term operating lease agreements for our office and warehouse facilities and short-term purchase commitments to our third-party suppliers are summarized below.

	Payments due by Period (in thousands)
	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$3,838	$1,522	$1,556	$760	$0
Purchase Obligations	$14,079	$14,079

Total	$17,917	$15,601	$1,556	$760	$0

ISSUED BUT NOT YET ADOPTED ACCOUNTING PRONOUNCEMENTS

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3 in order to converge U.S. Accounting Standards with International Accounting Standards. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any existing accounting pronouncements. We do not believe the adoption of SFAS No. 154 will have a material effect on our business, results of operations, financial position, or liquidity.

Other-Than-Temporary Impairment

In March 2004, the FASB issued Emerging Issues Task Force (“EITF”) No. 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, which provides new guidance for assessing impairment losses on debt and equity investments. The new impairment model applies to investments accounted for under the cost or equity method and investments accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. EITF No. 03-01 also includes new disclosure requirements for cost method investments and for all investments that are in an unrealized loss position. In September 2004, the FASB delayed the accounting provisions of EITF No. 03-01; however the disclosure requirements remain effective. We do not expect the adoption of this EITF, when the delay is suspended, to have a material impact on our business, results of operations, financial position, or liquidity.

Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. Under FIN 48, the tax effects of a position should be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. FIN 48 also requires significant new annual disclosures in the notes to the financial statements. The effect of adjustments at adoption should be recorded directly to beginning retaining earnings in the period of adoption and reported as a change in accounting principle. Retroactive application is prohibited under FIN 48. We are required to adopt FIN 48 at the beginning of fiscal 2008. We are currently evaluating the impact of FIN 48 on our consolidated financial statements.

Accounting for Certain Hybrid Instruments

In February 2006 the FASB issued SFAS 155 Accounting for Certain Hybrid Instruments, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

Supplementary Financial Data

Unaudited Quarterly Results

The following tables present selected unaudited quarterly operating results for the Company’s four quarters ended June 30, 2006 and June 30, 2005 (in thousands). The Company believes that all necessary adjustments have been made to present fairly the related quarterly results, except per share data. The second and third quarters of fiscal 2005 were previously restated to reflect the correction of our accounting for the discounted employee stock option grants discussed in Note 10.

Fiscal 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net product revenue	$9,887	$16,306	$14,388	$14,954	$55,535
Total revenue	9,887	16,306	14,388	14,954	55,535
Gross profit-product	6,241	7,865	7,809	7,988	29,903
Total gross profit	6,241	7,865	7,809	7,988	29,903
Operating loss	(3,295)	(4,912)	(3,686)	(3,994)	(15,887)
Net loss	(3,362)	(5,355)	(4,039)	(3,243)	(15,999)
Loss applicable to common shares	(3,362)	(5,355)	(4,117)	(3,449)	(16,323)
Basic and diluted net
Loss per common share	$(0.10)	$(0.12)	$(0.09)	$(0.16)	$(0.38)

Fiscal 2005	First Quarter	Second Quarter Re-stated	Third Quarter Re-stated	Fourth Quarter	Total
Net product revenue	$2,934	$4,668	$4,182	$5,676	$17,460
Total revenue	2,934	4,668	4,182	5,675	17,460
Gross profit-product	2,569	3,694	3,224	4,671	14,158
Total gross profit	2,569	3,694	3,224	4,671	14,158
Operating loss	(1,404)	(3,743)	(5,301)	(4,913)	(15,361)
Net loss	(1,406)	(3,804)	(5,355)	(4,966)	(15,531)
Loss applicable to common shares	(2,874)	(3,804)	(5,355)	(4,966)	(16,999)
Basic and diluted net
Loss per common share	$(0.61)	$(0.11)	$(0.16)	$(0.16)	$(0.58)

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of changes in the value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, and equity prices. Changes in these factors could cause fluctuations in the results of our operations and cash flows. In the ordinary course of business, we are exposed to foreign currency and interest rate risks. These risks primarily relate to the sale of products and services to foreign customers and changes in interest rates on any notes payable, or capital leases.

We believe we do not have significant exposure to changing interest rates and have not undertaken any additional actions to cover interest rate market risk and are not a party to any interest rate market risk management activities. A hypothetical 10 percent change in market interest rates over the next year would not have a material effect on our business, results of operations, financial position, or liquidity.

Although our subsidiaries occasionally enter into transactions in currencies other than their functional currency, foreign currency exposures arising from these transactions are not material.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Reference is made to the consolidated financial statements, the reports thereon and the notes thereto commencing at page F-1 of this Report, which are incorporated herein by reference.

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 21, 2005, the Board of Directors of the Company (the “Board”) approved the dismissal of KPMG LLP (“KPMG”) as the Company’s auditors, and KPMG was immediately notified of its dismissal. On April 22, 2005, the Board approved Vitale Caturano & Company, Ltd. of Boston, Massachusetts (“Vitale”) as the new independent auditors for the Company, effective immediately.

KPMG’s reports on the Company’s consolidated financial statements for the year ended June 30, 2004 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the year ended June 30, 2004 and the subsequent interim period ended April 21, 2005, the effective date of dismissal, there were no (1) disagreements with KPMG on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the subject matter of the disagreements in connection with KPMG’s reports on the Company’s consolidated financial statements for such years, or (2) reportable events, except that KPMG advised the Company of the following material weakness, as reported in our quarterly report on Form 10-Q for the fiscal quarter ended December 31, 2004: that in connection with KPMG’s review of the financial statements of the Company for the three and six month periods ended December 31, 2004, that KPMG noted certain matters involving internal control over financial reporting that KPMG considered to constitute “material weaknesses”. KPMG advised management that the Company did not have adequate staffing in its finance group with the appropriate level of experience to effectively control the increased level of transaction activity, address the complex accounting matters and manage the increased financial reporting complexities resulting from the acquisition of Vertical Networks, Inc. and the associated integration activities.

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

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the required time periods and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. The effectiveness of any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing, and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate improper conduct completely. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. As a result, there can be no assurance that our disclosure controls and procedures will detect all errors or fraud.

As required by Rule 13a-15 under the Exchange Act, we have completed an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of June 30, 2006. Based upon this evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of June 30, 2006. During the period covered by this report we made significant changes in our internal controls over financial reporting to address the material weaknesses identified in prior periods. We believe that we have adequate staffing in our finance group with the appropriate level of experience to effectively control the increased level of transaction activity, address the complex accounting matters and manage the increased financial reporting complexities resulting from the acquisitions of Vertical Networks and Comdial and the associated integration activities.

Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls.

Evaluation of Disclosure Controls and Procedures

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

This determination was made because of our Chief Executive Officer’s and Chief Financial Officer’s belief that our company’s resources were insufficient to address its financial reporting requirements in a timely fashion during the year ended June 30, 2005. We failed to timely file our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2004, December 31, 2004 and March 31, 2005, an amendment to our Current Report on Form 8-K originally filed September 29, 2004 to disclose certain financial data in connection with our acquisition of Vertical Networks, and our Current Report on Form 8-K relating to the execution of an office lease dated July 6, 2005, and the current filing of our Annual Reports on Form 10-K. In addition to the untimely filings, we restated our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2004, December 31, 2004 and March 31, 2005 as a result of our determination during the audit of our June 2005 financial statements that we had misapplied APB 25. Our management, including our Chief Executive Officer and Chief Financial Officer, believes that, during the year ended June 30, 2005, our company lacked the resources to address the financial reporting related to significant and complex business transactions.

Assessment of Internal Controls Over Financial Reporting

The Company’s former independent registered public accounting firm, KPMG, advised management and the Audit Committee that, in connection with their review of the financial statements of the Company for the three and six month periods ended December 31, 2004, KPMG noted certain matters involving internal control and its operation that it considered to be material weaknesses that constituted reportable conditions under standards established by the American Institute of Certified Public Accountants. Reportable conditions are matters coming to an independent registered public accounting firm’s attention that, in their judgment, relate to significant deficiencies in the design or operation of internal control and could adversely affect the organization’s ability to record, process, summarize, and report financial data consistent with the assertions of management in the financial statements. Further, a material weakness is a reportable condition in which the design or operation of one or more internal control components does not reduce to a relatively low level the risk that errors or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. KPMG advised management and the Audit Committee that it considered the following to constitute a material weakness in internal control and operations: the Company did not have adequate staffing in its finance group with the appropriate level of experience to effectively control the increased level of transaction activity, address the complex accounting matters and manage the increased financial reporting complexities resulting from the acquisition of Vertical Networks and the associated integration activities.

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

The information required by Items 401, 405 and 406 of Regulation S-K will be in our 2006 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2006, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by Item 402 of Regulation S-K will be in our 2006 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2006, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Items 201(d) and 403 of Regulation S-K will be in our 2006 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2006, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 404 of Regulation S-K will be in our 2006 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2006, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 9(e) of Schedule 14A will be included in our 2006 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2006, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules

(1)	Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

(2)	Financial Statement Schedules: All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements and notes thereto.

(b)	Exhibits

3.1	Artisoft’s Certificate of Incorporation, as amended was filed with the SEC on September 18, 2003 as an exhibit to Artisoft’s Current Report on Form 8-K dated September 10, 2003 and is incorporated herein by reference.

3.2	Artisoft’s Bylaws were filed with the SEC as an exhibit to Artisoft’s Quarterly Report on Form 10-Q dated November 14, 2001 and are incorporated herein by reference.

3.3	Form of Proposed Amended and Restated Certificate of Incorporation of Vertical Communication, Inc. was filed as an exhibit to Vertical Communication, Inc.’s Proxy Statement on Schedule 14A dated March 10, 2006 and is incorporated herein by reference.

3.4	Certificate of Powers, Designation, Preferences and Rights of the Series D Convertible Preferred Stock of Artisoft, Inc, dated, February 9, 2006, was filed as an exhibit to Artisoft’s Current Report on Form 8-K dated February 9, 2006 and is incorporated herein by reference.

4.1	Specimen Certificate representing shares of Artisoft’s Common Stock, $0.01 par value per share was filed with the SEC on September 18, 2003 as an exhibit to Artisoft’s Current Report on Form 8-K dated September 10, 2003 and is incorporated herein by reference.

4.2	Registration Rights Agreement dated August 8, 2001 by and among Artisoft and the Investors set forth therein was filed with the SEC on October 5, 2001 as an exhibit to Artisoft’s Registration Statement on Form S-3 (File No. 333-71014) and is incorporated herein by reference.

4.2.1	Amendment No. 1 dated September 28, 2004 to Registration Rights Agreement originally dated August 8, 2001 by and among Artisoft and the Investors set forth therein was filed as an exhibit to Artisoft’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and is incorporated herein by reference.

4.3	Form of Warrant issued to the Investors party to the agreements filed as Exhibit 10.12 hereto was filed with the SEC on October 5, 2001 as an exhibit to Artisoft’s Registration Statement on Form S-3 (File No. 333-71014) and is incorporated herein by reference.

4.4	Registration Rights Agreement dated September 27, 2002 by and among Artisoft and the Investors set forth therein was filed with the SEC on September 30, 2002 as an exhibit to Artisoft’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 and is incorporated herein by reference.

4.5	Registration Rights Agreement dated September 10, 2003 by and among Artisoft and the Investors set forth therein was filed with the SEC on September 18, 2003 as an exhibit to Artisoft’s Current Report on Form 8-K dated September 10, 2003 and is incorporated herein by reference.

4.5.1	Amendment No. 1 dated September 28, 2005 to Registration Rights Agreement originally dated September 10, 2003 by and among Artisoft and the Investors set forth therein was filed as an exhibit to Artisoft’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and is incorporated herein by reference.

4.6	Form of Warrant issued to the Investors party to the agreements filed as Exhibits 10.16 and 10.17 hereto was filed with the SEC on September 18, 2003 as an exhibit to Artisoft’s Current Report on Form 8-K dated September 10, 2003 and is incorporated herein by reference.

4.7	Form of Warrant to purchase shares of the Company’s Common Stock, dated September 28, 2005, issued by Artisoft, Inc. with schedule of warrant holders attached therein was filed as an exhibit to Artisoft’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and is incorporated herein by reference.

4.8	Voting Agreement, dated September 28, 2005, by and among Artisoft, Inc. and the Investors set forth therein with schedule of stockholders to Voting Agreement attached therein was filed as an exhibit to Artisoft’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and is incorporated herein by reference.

4.9	Form of Warrant to purchase shares of the Company’s Common Stock, dated as of February 9, 2006, issued by Artisoft, Inc. with schedule of warrant holders attached therein.

4.10	Form of Amendment No. 1 to Voting Agreement, dated as of February 9, 2006, by and between Artisoft, Inc. and the Investors set forth therein with schedule of Investors attached therein.

4.11	Voting Agreement, dated as of February 9, 2006, by and between Artisoft, Inc. and the Investors set forth therein with schedule of Investors attached therein.

10.1	1991 Director Option Plan was filed with the SEC on January 6, 1995 as an exhibit to Artisoft’s Current Report on Form 8-K dated December 23, 1994 and is incorporated herein by reference.

10.2	1994 Stock Incentive Plan was filed with the SEC on March 1, 1995 as an exhibit to Artisoft’s Current Report on Form 8-K dated February 10, 1995 and is incorporated herein by reference.

10.3	Severance Agreement dated November 1, 2000 between Artisoft and Steve Manson was filed with the SEC on September 30, 2002 as an exhibit to Artisoft’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 and is incorporated herein by reference.

10.4	Severance Agreement dated November 1, 2000 between Artisoft and Chris Brookins was filed with the SEC on September 30, 2002 as an exhibit to Artisoft’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 and is incorporated herein by reference.

10.5	Letter Agreement and General Release of Claims dated June 30, 2003 between Artisoft and Paul G. Burningham filed with the SEC on September 29, 2003 as an exhibit to Artisoft’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and is incorporated herein by reference.

10.6	Letter Agreement and General Release of Claims dated March 12, 2003 between Artisoft and Michael O’Donnell filed with the SEC on September 29, 2003 as an exhibit to Artisoft’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and is incorporated herein by reference.

10.7	Asset Purchase Agreement dated June 2, 2000 between Artisoft., Triton Technologies, SpartaCom Technologies and Spartacom Inc. (For Purposes of Articles IV, VI, XI and XIII Thereof) was filed with the SEC on September 22, 2000 as an exhibit to Artisoft’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and is incorporated herein by reference.

10.8	First Amendment to Asset Purchase Agreement between Artisoft, Triton Technologies, SpartaCom Technologies and SpartaCom, Inc. was filed with the SEC on September 22, 2000 as an exhibit to Artisoft’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and is incorporated herein by reference.

10.9	OEM/Reseller Agreement, dated January 18, 2000, between Artisoft, Inc., and Toshiba America Information Systems, Inc. was filed with the SEC on September 28, 2001 as an exhibit to Artisoft’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001 and is incorporated herein by reference.

10.10	Second Addendum to OEM/Reseller Agreement dated January 18, 2000 by and between Artisoft and the Telecommunication Systems Division of Toshiba America Information Systems, Inc. was filed with the SEC on February 10, 2003 as an exhibit to Amendment No. 2 Artisoft’s Registration Statement on Form S-3 (File No. 333-100756) and is incorporated herein by reference.

10.11	Patent License Agreement between Lucent Technologies GRL Corporation and Artisoft effective as of June 30, 2002 was filed with the SEC on December 20, 2002 as an exhibit to Amendment No. 1 Artisoft’s Registration Statement on Form S-3 (File No. 333-100756) and is incorporated herein by reference.

10.12	Consent, Waiver and Amendment Agreement dated June 27, 2003 among Artisoft, the holders of Artisoft’s Series B Preferred Stock and certain holders of Artisoft’s Common Stock was filed with the SEC on September 18, 2003 as an exhibit to Artisoft’s Current Report on Form 8-K dated September 10, 2003 and is incorporated herein by reference.

10.13	Purchase Agreement dated June 27, 2003 among Artisoft and the Investors set forth therein, as amended was filed with the SEC on September 18, 2003 as an exhibit to Artisoft’s Current Report on Form 8-K dated September 10, 2003 and is incorporated herein by reference.

10.14	Agreement dated December 16, 2003 among Artisoft, Inc. and the Investors set forth therein (including the form of warrant) was filed with the SEC on December 19, 2003 as an exhibit to Artisoft’s Current Report on Form 8-K dated December 19, 2003 and is incorporated herein by reference.

10.15	Asset Purchase Agreement, dated as of September 23, 2004, between Artisoft, Inc. and Vertical Networks Incorporated was filed with the SEC on September 29, 2004 as an exhibit to Artisoft’s Current Report on Form 8-K dated September 29, 2004 and is incorporated herein by reference.

10.16	2004 Stock Incentive Plan, as amended, was filed with the SEC on October 13, 2004 as an exhibit to Artisoft’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004 and is incorporated herein by reference.

10.17	Stock Purchase Agreement dated September 28, 2004 among Artisoft and the Investors set forth therein, was filed with the SEC on October 4, 2004 as an exhibit to Artisoft’s Current Report on Form 8-K dated October 4, 2004 and is incorporated herein by reference.

10.17.1	Amendment No. 1 dated September 28, 2005 to Stock Purchase Agreement, originally dated September 28, 2004, by and among Artisoft, Inc. and the Investors set forth therein was filed as an exhibit to Artisoft’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and is incorporated herein by reference.

10.18	Consent, Waiver and Amendment dated September 25, 2004 among Artisoft and the shareholders of Artisoft set forth therein, was filed with the SEC on October 4, 2004 as an exhibit to Artisoft’s Current Report on Form 8-K dated October 4, 2004 and is incorporated herein by reference.

10.19	Sublease, dated January 7, 2000, by and between Vertical Networks, Inc. and MMC Networks, Inc. was filed with the SEC as an exhibit to Artisoft’s Quarterly Report on Form 10-Q, dated January 25, 2005 and is incorporated herein by reference.

10.20	Software Purchase Agreement, dated August 20, 2004 by and between Vertical Networks Inc. and CVS Pharmacy Inc. was filed with the SEC as an exhibit to Artisoft’s Quarterly Report on Form 10-Q, dated January 25, 2005 and is incorporated herein by reference.

10.21	Asset Purchase Agreement, dated as of September 1, 2005, between Comdial Corporation and Vertical Communications Acquisition Corp filed as Exhibit 2.1 to Artisoft’s Current Report on Form 8-K, dated September 1, 2005 and is incorporated herein by reference.

10.22	Lease dated August 31, 2005, by and between Artisoft, Inc. and One Memorial Drive Sublease, LLC for One Memorial Drive, Cambridge, Massachusetts 02142 was filed as an exhibit to Artisoft’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and is incorporated herein by reference.

10.23	Lease dated June 6, 2005, by and between Artisoft, Inc. and SRI Mission Towers II LLC for Suite 400, 3979 Freedom Circle Drive, Santa Clara, California was filed as an exhibit to Artisoft’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and is incorporated herein by reference.

10.24	Secured Subordinated Promissory Note, dated September 28, 2005, issued by Artisoft, Inc. to Comdial Corporation therein was filed as an exhibit to Artisoft’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and is incorporated herein by reference.

10.25	Security Agreement, dated September 28, 2005, by and among Comdial Corporation, Artisoft, Inc. and Vertical Communications Acquisition Corp was filed as an exhibit to Artisoft’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and is incorporated herein by reference.

10.26	Stock Purchase Agreement, dated September 28, 2005, by and among Artisoft, Inc. and certain Investors set forth therein was filed as an exhibit to Artisoft’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and is incorporated herein by reference.

10.27	Consent, Waiver and Release Agreement, dated September 28, 2005, by and among the Artisoft, Inc. and the Investors set forth therein was filed as an exhibit to Artisoft’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and is incorporated herein by reference.

10.28	Loan and Security Agreement, dated September 28, 2005, by and between Artisoft, Inc. and Silicon Valley Bank was filed as an exhibit to Artisoft’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and is incorporated herein by reference.

10.28.1	Loan Modification Agreement, dated December 21, 2005 by and between Artisoft, Inc. and Silicon Valley Bank was filed as an exhibit to Artisoft’s Current Report on Form 8-K dated December 21, 2005

10.29	Subordination Agreement, dated September 28, 2005, by and among Artisoft, Inc., Comdial Corporation and Silicon Valley Bank was filed as an exhibit to Artisoft’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and is incorporated herein by reference.

10.30	Intellectual Property Security Agreement, dated September 28, 2005, by and between Artisoft, Inc. and Silicon Valley Bank was filed as an exhibit to Artisoft’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and is incorporated herein by reference.

10.31	Form of Agreement dated September 28, 2005, by and between Artisoft, Inc. and certain holders of options to purchase shares of Artisoft, Inc.’s common stock with schedule of option holders was filed as an exhibit to Artisoft’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and is incorporated herein by reference.

10.32	Lease Agreement, dated September 28, 2005, by and between DMB Sarasota I, L.P., as Landlord and Vertical Communications Acquisition Corp., as Tenant for Fruitville Business Park, Sarasota, Florida was filed as an exhibit to Artisoft’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and is incorporated herein by reference.

10.33	Intellectual Property Security Agreement, dated September 28, 2005, by and between Vertical Communications Acquisition Corp. and Silicon Valley Bank was filed as an exhibit to Artisoft’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and is incorporated herein by reference.

10.34	Securities Purchase Agreement, dated as of February 9, 2006, by and among Artisoft, Inc. and the Investors set forth therein.

10.35	Consent and Waiver Agreement, dated as of February 9 2006, by and among Artisoft, Inc. and the stockholders set forth therein.

10.36	Consent Agreement, dated as of February 9, 2006, by and between Artisoft, Inc. and Vertical Communications Acquisition Corp. and Silicon Valley Bank.

10.37	Employment Agreement, dated June 20, 2006, between Vertical Communication, Inc and Kenneth Clinebell was filed as exhibit 10.33 on Vertical Communication, Inc.’s Current Report on Form 8-K dated June 23, 2006 and is incorporated herein by reference.

10.38	Letter of Modification of Compensation Plan, dated June 20, 2006, from Vertical Communication, Inc to Dick Anderson as filed as exhibit 10.34 on Vertical Communication, Inc.’s Current Report on Form 8-K dated June 23, 2006 and is incorporated herein by reference.

10.39	Letter of Modification of Compensation Plan, dated June 20, 2006, from Vertical Communication, Inc to Scott Pickett as filed as exhibit 10.35 on Vertical Communication, Inc.’s Current Report on Form 8-K dated June 23, 2006 and is incorporated herein by reference.

10.40	Letter of Modification of Compensation Plan, dated June 20, 2006, from Vertical Communication, Inc to Peter Bailey as filed as exhibit 10.36 on Vertical Communication, Inc.’s Current Report on Form 8-K dated June 23, 2006 and is incorporated herein by reference.

10.41	Settlement Agreement and Mutual Release dated as of May 24, 2006, by and between Consolidated IP Holdings, Inc., formerly known as Vertical Networks, Inc. and Vertical Communications, Inc. formerly known as Artisoft, Inc.

10.42	Patent License Agreement, dated as of May 24, 2006, by and between Vertical Communications, Inc. and Converged Data Solutions LLC.

21.1	Subsidiaries of Artisoft.

23.1	Consent of Vitale, Caturano & Company, Ltd.

23.2	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Confidential materials omitted and filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 16, 2006

Vertical Communications, Inc

By:	/s/ William Y. Tauscher
William Y. Tauscher
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, this report statement has been signed by the following persons in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM Y. TAUSCHER WILLIAM Y. TAUSCHER	Chairman, President and Chief Executive Officer (Principal Executive Officer)	October 16, 2006

/s/ Kenneth Clinebell Kenneth Clinebell	Chief Financial Officer (Principal Financial and Accounting Officer)	October 16, 2006

/s/ Michael P. Downey Michael P. Downey	Director	October 16, 2006

/s/ John W. Watkins John W. Watkins	Director	October 16, 2006

/S/ FRANCIS E. GIRARD FRANCIS E. GIRARD	Director	October 16, 2006

/S/ MATTHEW J. RUBINS MATTHEW J. RUBINS	Director	October 16, 2006

/S/ ROBERT J. MAJTELES ROBERT J. MAJTELES	Director	October 16, 2006

/S/ R. RANDY STOLWORTHY R. RANDY STOLWORTHY	Director	October 16, 2006

VERTICAL COMMUNICATIONS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Vertical Communications, Inc.

We have audited the accompanying consolidated balance sheets of Vertical Communications, Inc. as of June 30, 2006 and 2005 and the related statements of operations, changes in convertible redeemable preferred stock and shareholders’ equity (deficit) and comprehensive loss, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vertical Communications, Inc. as of June 30, 2006 and 2005 and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

VITALE, CATURANO & COMPANY, LTD.

Boston, Massachusetts

October 16, 2006

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders

Vertical Communications, Inc. and subsidiaries (formerly Artisoft, Inc.):

We have audited the accompanying consolidated statements of operations, convertible redeemable preferred stock and shareholders’ equity, and cash flows of Vertical Communications, Inc and subsidiaries (formerly Artisoft, Inc.) (the “Company”) for the year ended June 30, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Vertical Communications, Inc. for the year ended June 30, 2004, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Boston, Massachusetts

October 13, 2004

VERTICIAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2006	June 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$4,726	$4,880
Trade receivables, net of allowances of $322 and $423, respectively	10,510	5,887
Inventories, net	6,071	1,686
Prepaid expenses	2,855	737
Deferred costs	4,120	2,738
Restricted cash	389	1,145

Total current assets	28,671	17,073

Property and equipment	5,460	5,647
Less accumulated depreciation and amortization	(3,259)	(4,196)

Net property and equipment	2,201	1,451

Goodwill	25,759	13,020
Intangible assets, net of accumulated amortization	6,567	3,648
Deferred costs, net of current portion	6,777	7,243
Other assets	104	263

Total assets	$70,079	$42,698

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,964	$4,134
Accrued liabilities	8,752	3,473
Deferred revenue	10,409	7,697
Customer deposits	175	176
Current portion of long term debt	10,805	—

Total current liabilities	35,105	15,480

Deferred revenue, net of current portion	12,196	12,727
Deferred tax liability	883	257
Long term debt, net of current portion	416	—

Total liabilities	48,600	28,464

Series D convertible, redeemable preferred stock, $1.00 par value, 5,000 shares authorized, issued and outstanding at June 30, 2006. (liquidation preference of $5,155 including dividends)	3,555	—

Shareholders’ equity:
Preferred stock, $1.00 par value, authorized 30,000,000 shares	—	—
Series A preferred stock, $1.00 par value, authorized 50,000 Series A shares; no Series A shares issued at June 30, 2006 or June 30, 2005
Series B preferred stock, $1.00 par value, authorized 2,800,000 Series B shares; no Series B shares issued or outstanding at June 30, 2006 or June 30, 2005	—	—
Series C preferred stock, authorized 2,627,002 shares; no shares issued or outstanding at June 30, 2006 or June 30, 2005	—	—
Common stock, $.01 par value per share. Authorized 250,000,000 shares; issued and outstanding 47,011,673 shares at June 30, 2006 and 36,612,765 at June 30, 2005	470	366
Accumulated other comprehensive income (loss)	(15)	4
Additional paid-in capital	93,389	151,842
Accumulated deficit	(75,410)	(59,411)
Deferred compensation	—	(8,243)
Deferred Toshiba equity cost	(510)	(644)
Less treasury stock, at cost, 0 shares and 2,216,783 shares of common stock at June 30, 2006 and June 30, 2005, respectively	—	(69,680)

Net shareholders’ equity	17,924	14,234

Total Liabilities, Convertible Redeemable Preferred Stock and Shareholder’s Equity	$70,079	$42,698

VERTICAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended June 30,
	2006	2005	2004
Net revenue	$55,535	$17,460	$8,991
Cost of sales	25,632	3,302	264

Gross profit	29,903	14,158	8,727

Operating expenses:
Sales and marketing	16,962	13,247	5,863
Product development	11,552	9,058	3,204
General and administrative	16,182	6,682	2,832
Amortization of intangible assets	1,094	532	—

Total operating expenses	45,790	29,519	11,899

Loss from operations	(15,887)	(15,361)	(3,172)
Interest expense, net	(690)	—	—
Gain on settlement of litigation	1,200	—	—
Other income, net	4	87	18

Loss before provision for income taxes	(15,373)	(15,274)	(3,154)
Provision for income taxes	626	257	—

Net loss	(15,999)	(15,531)	(3,154)

Series D preferred accretion and dividends	(324)	—	—
Series C preferred deemed dividend	—	(1,368)	(2,009)
Series B preferred deemed dividend	—	(100)	(1,088)

Net loss applicable to common shareholders	$(16,323)	$(16,999)	$(6,251)

Net loss applicable to common shareholders per share—basic and diluted	$(0.38)	$(0.64)	$(1.73)

Weighted average common shares outstanding—basic and diluted	43,311	26,747	3,621

VERTICAL COMMUNICATIONS, INC. AND SUBSIDIARIES

STATEMENT OF CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS EQUITY

(in thousands, except share and per share amounts)

	Preferred Stock D			Preferred Stock B		Preferred Stock C		Common Stock
	Shares	$1 Par Value per Share	Comprehensive Loss	Shares	$1.00 Par Value per Share	Shares	$1.00 Par Value per Share	Shares	$.01 Per Value per Share
Balance at June 30, 2003	—	—	—	2,800,000	$2,800	—	—	5,206,243	$52
Exercise of Common Stock Options	—	—	—	—	—	—	—	5,833	—
Sales of Series C Preferred Stock Offering	—	—	—	—	—	2,627,002	2,627	—	—
Common Stock issued relating to Series C	—	—	—	—	—	—	—	660,328	7
Warrants	—	—	—
Non cash dividend paid on Series B Preferred	—	—	—	—	—	—	—	—	—
Warrants	—	—	—
Non cash dividend paid on Series C Preferred	—	—	—	—	—	—	—	—	—
Common Stock issued relating to non- registration penalty	—	—	—	—	—	—	—	82,610	1
Conversion of Series C Stock to Common	—	—	—	—	—	(96,667)	(97)	96,667	1
Issuance of Common stock under employee stock purchase plan	—	—	—	—	—	—	—	33,807	—
Amortization of Toshiba Deferred Equity Cost	—	—	—	—	—	—	—	—	—
Net Loss	—	—	(3,154)	—	—	—	—	—	—

Comprehensive Loss	—	—	(3,154)	—	—	—	—	—	—

Balance At June 30, 2004	—	$—		2,800,000	$2,800	2,530,335	$2,530	6,085,488	$61
Common Stock issued	—	—	—	—	—	—	—	24,159,468	242
Issuance of warrants for services related to stock purchase agreement	—	—	—	—	—	—	—	—	—
Conversion of preferred stock to common stock	—	—	—	(2,800,000)	(2,800)	(2,530,335)	(2,530)	5,952,555	59
Issuance of common stock under ESPP	—	—	—	—	—	—	—	136,397	1
Exercise of Common stock options	—	—	—	—	—	—	—	278,857	3
Amortization of Toshiba deferred equity costs	—	—	—	—	—	—	—	—	—
Deferred compensation related to options granted to employees below fair market value	—	—	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment			4	—	—	—	—	—	—
Net Loss	—	—	(15,531)	—	—	—	—	—	—

Comprehensive Loss	—	—	(15,527)	—	—	—	—	—	—

Balance at June 30, 2005	—	$—		—	$—	$—	$—	36,612,765	$366
Common Stock Issued	—	—	—	—	—	—	—	11,329,785	113
Exercise of Common Stock Options	—	—	—	—	—	—	—	83,178	1
Exercise of Common Stock Warrants	—	—	—	—	—	—	—	1,202,728	12
Retirement of Treasury Stock		—	—	—	—	—	—	(2,216,783)	(22)
Issuance of Series D Preferred Stock and Warrants, Net of expenses	5,000	3,890	—	—	—	—	—	—	—
Beneficial Conversion Feature attributable to Series D Preferred Stock	—	(659)	—	—	—	—	—	—	—
Dividends and Accretion		324	—	—	—	—	—	—
Amortization of Deferred Toshiba Equity Costs	—	—	—	—	—	—	—	—	—
Reversal of Deferred Compensation	—	—	—	—	—	—	—	—	—
Foreign Currency Translation Adjustment	—	—	(19)	—	—	—	—	—	—
Stock Based Compensation	—	—
Net Loss	—	—	(15,999)	—	—	—	—	—	—

Comprehensive Loss	—	—	(16,018)	—			—	—	—

Balance at June 30, 2006	5,000	$3,555		—	$—	$—	$—	47,011,673	$470

VERTICAL COMMUNICATIONS, INC. AND SUBSIDIARIES

STATEMENT OF CONVERTIBLE REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS EQUITY

(in thousands, except share and per share amounts)

	Accumulated Other Comprehensive Income	Additional Paid in Capital	Accumulated Deficit	Deferred Compensation	Deferred Toshiba Equity Costs	Treasury Stock	Net Stockholder Equity/Deficit)
Balance at June 30, 2003	—	$108,505	$(40,726)	—	$(1,270)	$(69,680)	$(319)
Exercise of Common Stock Options	—	17	—	—	—	—	17
Sales of Series C Preferred Stock Offering	—	696	—	—	—	—	3,323
Common Stock issued relating to Series C	—	(7)	—	—	—	—	—
Warrants	—	1,088	—	—	—	—	—
Non cash dividend paid on Series B Preferred	—	(1,088)	—	—	—	—	—
Warrants	—	2,009	—	—	—	—	—
Non cash dividend paid on Series C Preferred	—	(2,009)	—	—	—	—	—
Common Stock issued relating to non- registration penalty	—	284	—	—	—	—	285
Conversion of Series C Stock to Common	—	96	—	—	—	—	—
Issuance of Common stock under employee stock purchase plan	—	58	—	—	—	—	58
Amortization of Toshiba Deferred Equity Cost	—	—	—	—	342	—	342
Net Loss	—	—	(3,154)	—	—	—	(3,154)
Comprehensive Loss	—	—	—	—	—	—	—

Balance At June 30, 2004	—	$109,649	$(43,880)	$—	$(928)	$(69,680)	$552
Common Stock issued	—	25,559	—	—	—	—	25,801
Issuance of warrants for services related to stock purchase agreement	—	393	—	—	—	—	393
Conversion of preferred stock to common stock	—	5,271	—	—	—	—
Issuance of common stock under ESPP	—	198	—	—	—	—	199
Exercise of Common stock options	—	627	—	—	—	—	630
Amortization of Toshiba deferred equity costs	—	—	—	—	284	—	284
Deferred compensation related to options granted to employees below fair market value	—	10,145	—	(10,145)	—	—	—
Amortization of deferred compensation	—	—	—	1,902	—	—	1,902
Foreign currency translation adjustment	4	—	—	—	—	—	4
Net Loss	—	—	(15,531)	—	—	—	(15,531)
Comprehensive Loss	—	—	—	—	—	—	—

Balance at June 30, 2005	$4	$151,842	$(59,411)	$(8,243)	$(644)	$(69,680)	$14,234
Common Stock Issued	—	12,658	—	—	—	—	12,771
Exercise of Common Stock Options	—	99	—	—	—	—	100
Exercise of Common Stock Warrants	—	1,363	—	—	—	—	1,375
Retirement of Treasury Stock	—	(69,658)	—	—	—	69,680	—
Issuance of Series D Preferred Stock and Warrants, Net of expenses	—	951	—	—	—	—	951
Beneficial Conversion Feature attributable to Series D Preferred Stock	—	659	—	—	—	—	659
Dividends and Accretion	—	(324)	—	—	—	—	(324)
Amortization of Deferred Toshiba Equity Costs	—	—	—	—	134	—	134
Reclass of Deferred Compensation to APIC	—	(8,243)	—	8,243	—	—	—
Foreign Currency Translation Adjustment	(19)	—	—	—	—	—	(19)
Stock Based Compensation	—	4,042	—	—	—	—	4,042
Net Loss	—	—	(15,999)	—	—	—	(15,999)
Comprehensive Loss	—	—	—	—	—	—	—

Balance at June 30, 2006	$(15)	$93,389	$(75,410)	$—	$(510)	$—	$17,924

VERTICAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended June 30,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(15,999)	$(15,531)	$(3,154)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	2,920	1,331	418
Amortization of deferred Toshiba equity costs	134	284	342
Non-cash compensation	4,042	1,902	—
Deferred tax provision	626	257	—
Non-cash registration settlement costs	—	—	285
Non-cash changes in accounts receivable allowances	(101)	42	15
Changes in assets and liabilities:
Trade receivables	(1,364)	(803)	(511)
Inventories	155	(363)	3
Prepaid expenses	232	49	28
Deferred costs	(916)	(9,981)	—
Other assets	18	(10)	(118)
Accounts payable	(384)	(1,176)	90
Accrued liabilities	2,397	(108)	(897)
Deferred revenue	2,181	15,235	(139)
Customer deposits	(1)	(3)	179

Net cash used in operating activities	(6,060)	(8,875)	(3,459)
Cash flows from investing activities:
Cash used for acquisitions, net of cash acquired	(19,249)	(13,234)	—
Capitalization of developed software	—	—	(104)
Purchases of property and equipment	(964)	(1,368)	(129)
Restricted cash	(95)	(1,000)	—
Certificates of deposit to secure long-term obligations	—	(145)	—

Net cash used in investing activities	(20,308)	(15,747)	(233)
Cash flows from financing activities:
Payments of capital lease obligations	(16)	—	—
Proceeds from bank term loan	2,000	—	—
Net proceeds from bank revolver facility	6,534	—	—
Proceeds from issuance of common stock, net of issuance costs	12,871	26,194	—
Proceeds from issuance of common stock under stock plans	—	829	75
Repayment of Note Payable acquired from Vertical Networks	—	(272)	—
Proceeds from issuance of preferred stock and warrants, net of issuance costs	4,841	—	3,323

Net cash provided by financing activities	26,230	26,751	3,398
Effect of foreign currency exchange rates	(16)	4	—
Net (decrease) increase in cash and cash equivalents	(154)	2,133	(294)
Cash and cash equivalents at beginning of period	4,880	2,747	3,041

Cash and cash equivalents at end of period	$4,726	$4,880	$2,747

SUPPLEMENTAL CASH FLOW INFORMATION:
Non cash dividend and accretion on series D preferred stock	(324)	—	—
Beneficial conversion feature associated with convertible, redeemable preferred stock	(659)	—	—
Conversion of Preferred Stock to Common	—	5,330
Non cash dividend to series B and C preferred shareholders	—	1,468	3,097
Non cash net exercise of common stock warrant	1,375	—	—
Cash paid for taxes	—	—	—
Cash paid for interest	501	—	—

On September 28, 2004 the Company acquired the assets of Vertical Networks and on September 28, 2005 the Company acquired the assets of Comdial Corporation as follows (see Note 3):

	Comdial	Vertical Networks
Accounts receivable	3,158	3,792
Inventory	4,540	1,308
Other current assets	2,248	315
Property and equipment	1,285	395
Other assets	150	89
Intangible assets	4,300	4,300
Goodwill	9,190	13,020
Cash used in acquisitions, net of cash acquired	(19,249)	(13,234)

	5,622	9,985
Note payable to Comdial Corporation	(2,500)	—

Liabilities assumed	$3,122	$9,985

(Vertical Networks amount above excludes release of $1.0 million escrow and $2.5 million of earnout payments which were recorded as additional goodwill during the year ended June 30, 2006. See note 3 to the Consolidated Financial Statements for additional information.)

VERTICAL COMMUNICATIONS, INC. AND SUBSIDIARIES NOTES TO

CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

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

Acquisition of the Assets of Comdial Corporation

On September 28, 2005, pursuant to approval of the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), we, through our subsidiary Vertical Communications Acquisitions Corporation (“Acquisition Sub”) acquired certain assets and assumed certain liabilities of Comdial Corporation (“Comdial” and the “Comdial Acquisition”).

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

2. Summary of Significant Accounting Policies

Consolidation - The consolidated financial statements include the accounts of Vertical and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Asset Valuation - Asset valuation includes assessing the recorded value of certain assets, including accounts and notes receivable, inventories, goodwill and other intangible assets. We use a variety of factors to assess valuation, depending upon the asset. Accounts and notes receivable are evaluated based upon the credit-worthiness of our customers, our historical experience, and the age of the receivable. The recoverability of inventories is based upon the types and levels of inventory held, forecasted demand, and pricing. Should current market and economic conditions deteriorate, our actual recovery could be less than our estimate. Our intangible assets, are evaluated using established valuation models based upon the expected period the asset will be utilized, forecasted cash flows, changes in technology and customer demand. Our goodwill resulting from our acquisitions of Vertical Networks and Comdial is independently evaluated annually to determine if impairment has occurred since it acquisition.

Use of Estimates - The Company’s preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities during the reported periods. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. As of June 30, 2006 and 2005, the Company had classified securities of $0 and $3.2 million respectively, with a maturity of less than three months as cash and cash equivalents.

Concentrations -For the years ended June 30, 2006, 2005, and 2004, sales to Paracon accounted for 10%, 19% and 37% of total net revenues, respectively. For the year ended June 30, 2006, sales to Graybar, accounted for 12% of total net revenues. Sales to CVS/pharmacy and Staples accounted for 16% and 10% of our net revenues for the years ended June 30, 2006 and 2005, respectively. At June 30, 2006 and 2005 one customer accounted for approximately 30% and 49%, respectively, of the Company’s outstanding gross trade receivables. The loss of any of the major systems integrators, distributors, resellers or OEMs, or their failure to pay the Company for products purchased from the Company, could have an adverse effect on the Company’s operating results.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits in bank accounts. Deposits in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) of $100,000 are exposed to loss in the event of nonperformance by the institution. The Company has had cash deposits in excess of the FDIC insurance coverage.

Accounts Receivable - Accounts receivable are recorded at the invoiced amount. Credit is granted to customers without requiring collateral. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Management regularly analyzes accounts receivable including current aging, historical write-off experience, customer concentrations, customer creditworthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Bad debts are written off against the allowance when identified. If the assumptions that are used to determine the allowance for doubtful accounts change, the Company may have to provide for a greater level of expense in the future periods or reverse amounts provided in prior periods.

The Company’s allowance for doubtful accounts activity, for the fiscal years ended June 30, 2006, 2005 and 2004 was as follows (in thousands):

	Balance at Beginning of Year	Acquired With Comdial (2006) and Vertical Networks (2005)	Additions	Usage/ Adjustments	Balance at End of Year
Allowance for Doubtful Accounts and Rotation Reserves:
Year Ended June 30, 2006	423	128	136	(365)	322
Year Ended June 20, 2005	80	301	49	(7)	423
Year Ended June 30, 2004	182	—	15	(117)	80

Inventories - We measure our inventories at lower of cost or market. For those items that are manufactured by our contract manufacturers, cost is determined using standards that we believe approximate the first-in, first-out (“FIFO”) method. We also provide allowances for excess and obsolete inventory equal to the difference between the cost of our inventory and the estimated market value based upon assumptions about product life cycles, product demand and market conditions. If actual product life cycles, product demand or market conditions are less favorable than those projected by management, additional inventory allowances or write-downs may be required.

Property and Equipment - Property and equipment are stated at cost less accumulated depreciation and amortization. Expenditures that materially increase values or capacities or extend useful lives of property and equipment are capitalized. Routine maintenance, repairs, and renewal costs are expensed as incurred. Gains or losses from the sale or retirement of property and equipment are recorded in current operations and the related book value of the property is removed from property and equipment accounts and the related accumulated depreciation and amortization accounts.

Estimated useful lives are generally two to seven years. Depreciation and amortization are calculated over the estimated useful lives of the respective assets using the straight-line method. Leasehold improvement amortization is computed using the straight-line method over the shorter of the lease term or the estimated useful life of the related assets.

Other Assets - Other assets are stated at cost and consist of capitalized purchased technology, recoverable security deposits on leases and development costs.

Goodwill - Goodwill represents the cost in excess of the estimated fair values of assets and liabilities acquired. Under Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The Company’s goodwill arose from the acquisitions of Vertical Networks and Comdial and is tested annually for potential impairment. Although the Vertical Networks goodwill was deemed to not be impaired when it was tested in fiscal year 2006, there can be no assurances that subsequent reviews will not result in material impairment charges. A considerable amount of judgment is required in calculating this impairment analysis, principally in determining discount rates, financial forecasts and allocation methodology. Unanticipated changes in market conditions could have a material impact on our projected cash flows. Differences in actual cash flows as compared to the projected discounted cash flows could require us to record an impairment loss.

Intangible Assets - The value of intangible assets we acquired as part of the acquisitions of Vertical Networks and Comdial was based upon the fair value of those assets on the acquisition date and are being amortized on a straight line basis over their estimated useful lives ranging from one to ten years. Three amortizable intangible assets were identified—existing technology, existing customer relationships and trade names and trademarks.

Impairment of Long-Lived Assets - Long-lived assets, such as property, equipment, and definite-lived intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated future undiscounted net cash flows of the related asset or group of assets over their remaining lives. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. The impairment of long-lived assets requires judgments and estimates. If circumstances change, such estimates could also change.

Income Taxes - The Company has not recognized any current income tax expense in any period presented due to the Company’s net losses. However, in fiscal years 2005 and 2006, the Company recorded a deferred tax provision and corresponding liability arising from the timing differences associated with amortizing goodwill for income tax purposes over a 15 year life.

Foreign Currency Translation - The functional currency of the Company’s foreign operations (Germany) is the local currency. As a result, assets and liabilities are translated at period-end exchange rates and revenues and expenses are translated at the average exchange rates. Adjustments resulting from translation of such financial statements are classified in accumulated other comprehensive loss. Foreign currency gains and losses arising from transactions denominated in currencies other than the functional currency were included in operations in fiscal 2006 but were not significant.

Comprehensive Income - Statement of Financial Accounting Standards (“SFAS”) No. 130 Reporting Comprehensive Income requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. To date, the Company’s comprehensive income items include net loss and foreign translation adjustments. Comprehensive income has been included in the Consolidated Statement of Changes in Shareholder’s Equity (Deficit) and Comprehensive Loss for all periods.

Warranty Costs - The Company accrues for warranty costs based on estimated warranty return rates and estimated costs to repair. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty returns, and repair cost. The Company reviews the adequacy of its recorded warranty accrual on a quarterly basis.

The Company’s warranty reserve activity for the fiscal years ended June 30, 2006, 2005 and 2004 was as follows (in thousands):

	Balance at Beginning of Year	Acquired With Comdial (2006) and Vertical Networks (2005)	Additions	Usage/ Adjustments	Balance at End of Year
Warranty reserves:
Year Ended June 30, 2006	109	585	62	(18)	738
Year Ended June 20, 2005	—	118	54	(63)	109
Year Ended June 30, 2004 (1)	—	—	—	—	—

(1)	The Company had no warranty provision prior to the acquisition of Vertical Networks as our product sales consisted almost exclusively of software licenses.

Revenue Recognition - The Company recognizes revenue for the sale of its InstantOffice and TeleVantage products pursuant to Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Software Revenue Recognition With Respect to Certain Transactions. For revenue generated by the sale of Comdial products, where the Company has determined that the software is incidental, the Company follows Staff Accounting Bulletin (SAB) 104, Revenue Recognition. Generally, the Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectability is reasonably assured. The Company reduces revenue for estimated customer returns, rotations and sales rebates when such amounts are estimable. When not estimable, the Company defers revenue until the product is sold to the end customer or the customer’s rights expire. As part of its Televantage product sales price, the Company provides telephone support, which is generally utilized by the customer shortly after the sale. The cost of the phone support is not significant but is accrued in the financial statements. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue.

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

Revenue from time and material service contracts is recognized as the services are provided. Revenue from fixed price, long-term service or development contracts is recognized over the contract term, using a proportional performance mode, based on the percentage of services that are provided during the period compared with the total estimated services to be provided over the entire contract. Losses on fixed price contracts are recognized during the period in which the loss first becomes apparent. Revenue from this type of service contract was immaterial for each of the years ended June 30, 2006, 2005 and 2004.

Advertising - The Company expenses advertising costs as incurred. Advertising expenses for the years ended June 30, 2006, 2005 and 2004 were $83 thousand, $18 thousand and $11 thousand respectively.

Research and Product Development Costs - All costs associated with internal engineering and product development activities are expensed as incurred.

        Development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established and until the products are available for sale, software development costs are capitalized and amortized over the greater of the amount computed using: (a) the ratio that current gross revenue for the product bears to the total of current and anticipated future gross revenue for that product or (b) the straight line method over the estimated economic life of the product including the period being reported on. The amortization period has been determined as the life of the product, which is generally two years. The company capitalized $0 in 2006, $0 in 2005 and $104,000 in 2004. The amortization of capitalized development costs was $37,000 in 2006, $84,000 in 2005 and $112,000 in 2004.

Computation of Net Loss Per Share - Net loss per share-basic is based upon the weighted average number of common shares outstanding. Net loss per diluted share is based upon the weighted average number of common and common equivalent shares outstanding assuming dilution. Common equivalent shares, consisting of outstanding stock options, warrants and convertible preferred stock are included in the per share calculations where the effect of their inclusion would be dilutive.

A reconciliation of basic weighted average common shares with weighted average shares assuming dilution is as follows (in thousands):

	Year Ended June 30
	2006	2005	2004
Weighted average shares, excluding shares in Treasury—basic	43,311	26,747	3,621
Net effect of dilutive potential common shares outstanding based on the treasury stock method using the average market price	—	—	—

Weighted average common shares assuming dilution	43,311	26,747	3,621

Anti-dilutive potential common shares excluded from the computation above	10,251	8,716	7,436

Stock Based Compensation

On July 1, 2005, we adopted the provisions of SFAS No. 123R (revised 2004) Accounting for Stock-Based Compensation and elected to use the modified prospective transition method. The modified prospective transition method requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption. As a part of this adoption method, prior periods are not restated. Prior to the adoption of SFAS No. 123R, we used the intrinsic-value based method to account for stock options and made charges against earnings with respect to options granted.

Prior to July 1, 2005, the Company applied Accounting Principles Board APB Opinion No. 25, Accounting for Stock Issued to Employees in accounting for its stock incentive plan and accordingly, compensation cost was recognized for its stock options in the financial statements when the exercise price was below the fair market value. During the year ended June 30, 2005, $1.9 million of stock based compensation was recorded under the intrinsic value based method. Had the Company determined compensation cost in all periods based on the fair value at the grant date for its stock options under SFAS No. 123R, the Company’s net loss and net loss per common equivalent share for the fiscal years ended June 30, 2005 and 2004 would have been increased to the pro forma amounts indicated below (in thousands, except per share prices):

	Year ended June
	2005	2004
Reported net loss applicable to common stock	$(16,999)	$(6,251)
Add: stock based compensation expense included in reported net loss	1,902	—
Less: stock based compensation expense determined under fair value method for all awards	(3,862)	(1,676)
Pro forma net loss applicable to common stock	$(18,959)	$(7,927)

Reported loss per share applicable to common stock	(0.64)	(1.73)

Pro forma loss per share applicable to common stock	$(0.71)	$(2.19)

The fair value of each stock option grant was estimated as of the date of grant using the Black-Scholes option- pricing model. The Black Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The per share weighted average fair value of stock options granted during the fiscal years ended June 30, 2006, 2005, and 2004 was $0.81, $1.11, and $2.14, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions.

	Year ended June
	2006	2005	2004
Expected Dividend Yield	0%	0%	0%
Volatility Factor	113 to 115%	115%	118%
Risk free Interest Rate	3.95% to 5.01%	3.45%	3.0%
Expected Life (years)	6.0	6.0	6.0

The risk-free interest rate is based upon the U. S. Treasury securities yield. The term of the options grant is derived from historical data. The expected volatility is based upon the historical volatility of the Company’s common stock over the period of time.

As of June 30, 2006, there was approximately $9.9 million of total unrecognized compensation cost related to stock options granted under the plan. This cost is expected to be recognized over a weighted average period of 1.4 years. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures.

The effect of applying the expense recognition provisions of SFAS No. 123(R) for stock option grants in 2006 increased the increased the net loss by approximately $4.0 million and increased basic and diluted loss per share by $.093 cents per share.

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

The 2004 Plan initially provided that the maximum number of options that could be granted would be 2,000,000 shares, plus the lesser of 150,000 shares of Common Stock or 1.5% of the number of shares of common stock issued and outstanding as of July 1 of each year commencing on July 1, 2004 (the “Evergreen” clause). On September 28, 2004, the 2004 Plan was amended to provide that the maximum number of options that can be granted would be increased to 8,236,255 shares and the Evergreen clause was removed from the plan so that the maximum number of shares that could be granted would no longer increase automatically each year. On April 3, 2006, the 2004 Plan was amended to provide that the maximum number of options that can be granted would be increased to 10,768,865. The Company issues shares from the available shares under the 2004 Plan upon receipt of an exercise request from the option holder. Cash received from stock option exercises during fiscal 2006 was approximately $100,000. The intrinsic value of stock options exercised in 2006 was $32,000.

On March 29, 2005, the SEC issued SAB 107 which expresses the view of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations concerning the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instrument issues under shares-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R, and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS No. 123R. The Company has accounted for its stock option grants in compliance with SAB 107.

Segmentation of Financial Results – The Company’s primary operating decision makers evaluate the Company’s financial performance using consolidated financial information. Accordingly, the Company presents its financial results as a single segment related to the sale of its telecommunication solutions.

Fair Value of Financial Instruments – The carrying amounts of cash and cash equivalents, trade receivables, accounts payable, notes payable and accrued liabilities approximate fair value because of the short maturity of these instruments.

3. Acquisitions

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

The purchase price for Vertical Networks consisted of: $12.5 million in cash, paid at closing, with an additional $1.0 million held in escrow to secure Vertical Networks’ indemnification obligations to us, $1.0 million in transaction costs, the assumption of most liabilities of Vertical Networks and an earnout provision of up to $5.5 million. The earnout obligation is equal to the first $5.5 million of non-refundable software license revenues collected by us from CVS Pharmacy, Inc. (“CVS”) in connection with a specific contract which provided CVS with software to be used in connection with, among other things, a rapid prescription refill project that CVS is implementing. In May, 2006 we entered into a settlement agreement with Consolidated IP Holdings, Inc. formerly known as Vertical Networks, Inc. (“CIPH”) which, among other provisions, reduced the maximum earnout to $4.3 million. See Note 14 to the

Consolidated Financial Statements for additional information regarding this transaction. We have accrued $2.5 million of the earn-out provision to date which has been included in the purchase price table below. The balance of the potential earn-out, $1.8 million, has been excluded. As of June 30, 2006, we released the entire balance of the escrow to Vertical Networks which is included in the purchase price table below. The remaining contingent payments will be recorded as a component of the purchase price if and when the related contingencies are resolved.

The following table represents the allocation of the purchase price for our acquisition of Vertical Networks over the fair value of the assets acquired and liabilities assumed at the date of acquisition (in millions):

Fair Values at June 30, 2006
Cash	$0.3
Accounts receivable net	3.8
Inventory, net	1.3
Other current assets	0.3
Property and equipment	0.4
Other Assets	0.1
Intangible assets	4.3
Goodwill	16.4
Accounts payable	(4.8)
Accrued expenses	(2.3)
Other current liabilities	(0.3)
Deferred revenue	(2.6)

Total Purchase Price	$16.9

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

	Amount	Life (In Years)
Customer relationships	$3.5	5
Existing technology	0.8	5

	$4.3

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

We also assumed certain liabilities of Comdial such as post petition ordinary course trade payables outstanding as of the acquisition date, certain employee related obligations, and certain customer related obligations and liabilities related to certain assumed executory contracts. In addition, we assumed pre-petition and post petition obligations under remaining unfulfilled purchase orders outstanding as of the closing date. The amount of the liabilities and purchase obligations we assumed as of September 28, 2005 was approximately $8.9 million, which included $6.0 million in open purchase order obligations that have been excluded from the table below.

The following table represents the allocation of the purchase price for our acquisition of Comdial over the fair value of the assets acquired and liabilities assumed at the date of acquisition (in millions):

Fair Values at June 30, 2006
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

	$4.3

The amounts assigned to identifiable intangible assets acquired was based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible and identifiable intangible assets was recorded as goodwill and amounted to approximately $9.4 million.

The following pro forma unaudited condensed financial information gives effect to our acquisition of Comdial as if it had occurred on July 1, of each period presented. The following information is based on historical results of our operations for the twelve months ended December 31, 2006 and 2005 and of Comdial for the same historical period. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of the consolidated company that would have actually occurred had the acquisition of Comdial been effected as of July 1 for each period presented (in thousands).

	Year Ended June 30, 2006				Year Ended June 30, 2005
	Vertical	Comdial (a)	Pro Forma Adjustments	Pro Forma as Adjusted	Vertical	Vertical Networks (a)	Comdial	Pro Forma Adjustment	Pro Forma as Adjusted
Net product revenue	55,535	8,969	—	64,504	17,460	3,923	37,177	(447)	58,113
Net loss	(15,999)	(2,806)	(1,635)	(20,440)	(15,274)	(1,181)	(7,448)	(1,992)	(25,895)
Loss applicable to common shareholders	(16,317)	(2,806)	(1,635)	(20,758)	(15,274)	(1,181)	(7,448)	(1,992)	(25,895)
Loss applicable to common stock – Basic and Diluted	(0.38)			(0.48)	(0.57)				(0.68)

(a)	for the period prior to the acquisition

The pro forma adjustments for Comdial include the amortization expense for the acquired identifiable intangible assets, of approximately $0.2 million per quarter, and the interest expense for the amounts borrowed to finance the acquisition of approximately $0.2 million per quarter. An income tax expense has been recorded on the goodwill valuation of $9.4 million over a 15 year life. All periods presented include this tax charge.

The pro forma adjustments for Vertical Networks include the amortization expense for the acquired intangibles of approximately $0.2 million per quarter. An income tax expense has been recorded on the goodwill valuation of $16.4 million over a 15 year life.

4. Inventories

Inventories at June 30, 2006 and 2005 consist of the following (in thousands):

	June 30,
	2006	2005
Raw Materials	$392	$156
Finished Goods	5,679	1,530

	$6,071	$1,686

5. Property and Equipment

Property and equipment at June 30, 2006 and 2005 consist of the following (in thousands):

	June 30,
	2006	2005
Furniture and Fixtures	$760	$158
Computers, software and other equipment	4,283	5,153
Leasehold improvements	417	336

	5,460	5,647
Accumulated depreciation and amortization	(3,259)	(4,196)

	$2,201	$1,451

Depreciation and amortization expense for the years ended June 30, 2006, 2005 and 2004 was approximately $1,539,000, $679,000 and $418,000, respectively.

6. Intangible Assets

Intangible assets as of June 30, 2006 and 2005 consisted of the following (in thousands):

	June 30, 2006	June 30, 2005	Life in Years
Acquired technology-Vertical Networks	$800	$800	5
Acquired customers relationships-Vertical Networks	3,500	3,500	5
Trade names/trademarks-Comdial	200	—	1
Acquired customer relationships-Comdial	3,300	—	10
Acquired technology- Comdial	800	—	5

	8,600	4,300
Accumulated amortization	(2,033)	(652)

	$6,567	$3,648

Amortization expense for the years ended June 30, 2006 and 2005 was $1,381,000 and $652,000 respectively, of which $287,000 and $120,000 respectively, was included in cost of sales. The estimated aggregate amortization expense for the fiscal years ending June 30, 2007, 2008, 2009, 2010 and 2011 is $1.4 million, $1.4 million, $1.4 million, $0.7 million and $0.4 million, respectively.

7. Accrued Liabilities

Accrued liabilities at June 30, 2006 and 2005 consist of the following (in thousands):

	June 30,
	2006	2005
Compensation and benefits	$2,605	$1,080
Payroll, sales and property taxes	168	21
Marketing	543	—
Professional fees	495	328
Other taxes payable	74	70
Earn-out obligation	831	750
Registration settlement fees	1,623	825
Other	2,413	399

	$8,752	$3,473

8. Debt

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

For the Revolving Loan, interest accrues at a rate per annum equal to the “Prime Rate” in effect from time to time, plus 1.50% per annum. At June 30, 2006, the interest rate on the Revolving Loan was 8%. Interest accrues on the Term Loan at a rate equal to the “Prime Rate” in effect from time to time, plus 2.00% per annum. At June 30, 2006, the interest rate on the Term Loan was 8.5%. Interest in all circumstances shall be calculated on the basis of a 360-day year for the actual number of days elapsed. “Prime Rate” means the greater of (i) 6.50%, or (ii) the rate announced from time to time by SVB as its “prime rate;” it is a base rate upon which other rates charged by SVB are based, and it is not necessarily the best rate available at SVB. The interest rate applicable to the outstanding obligations shall change on each date there is a change in the Prime Rate. Regardless of the amount of obligations that may be outstanding from time to time under the SVB Loan Agreement, the Company is obligated to make minimum monthly interest payments to SVB equal to $15,000 during the term of this Agreement.

The Company’s obligations under the SVB Loan Agreement are secured by all of the assets of the Company. These include accounts receivable, inventory, equipment, intellectual property, all claims, credit balances, proceeds (including proceeds of any insurance policies, proceeds of proceeds and claims against third parties), and all products, books and records related to such assets.

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

The SVB Loan Agreement initially contained certain financial covenants related to net worth and minimum cash balances. During the first fiscal quarter of 2006, the Company was not able to comply with the net worth covenant in the then existing agreement. Subsequently, the Company obtained a loan modification agreement from the Bank which adjusted the net worth covenant for the first fiscal quarter to a level with which the Company was in compliance. During the second quarter of 2006, the Company was not able to comply with the net worth covenant but obtained a waiver from the Bank. The Bank agreed to forbear from exercising its rights and remedies as a result of the default at December 31, 2005.

On March 31, 2006, the Company entered into a Second Loan Modification Agreement with SVB under which the financial covenants were modified to eliminate the net worth covenant, increase the minimum cash balances covenant and add a minimum earnings before interest, taxes, depreciation and amortization covenant. As of June 30, 2006, the Company is in compliance with the revised covenants under the modification agreement and the appropriate portion of the debt has been reclassified to long term in our Condensed Consolidated Balance Sheet. Subsequent to June 30, 2006, the Company and SVB entered into a Third Loan Modification Agreement; see note 15 for additional information.

The aggregate contractual maturities of debt for the years ended June 30 are (in thousands):

2007	$10,805
2008	416

$11,221

9. Convertible Redeemable Preferred Stock

2006 Financing Series D Preferred Stock

On February 9, 2006, the Company completed the sale (the “Series D Financing”) of 5,000 shares of its newly designated Series D Convertible Preferred Stock, par value $1.00 per share (the “Series D Preferred Stock”) and warrants to purchase an aggregate of 1,041,667 shares (the “Warrants”) of the Company’s Common Stock pursuant to a Securities Purchase Agreement between the Company and certain investors (the “Series D Investors”) (the “2006 Securities Purchase Agreement”). The net proceeds to the Company from the Series D Financing were $4.8 million.

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

The Company is currently liable for liquidated damages to each Series D Investor because the registration statement was not filed on or before March 27, 2006 (such an event, a “Filing Default”). As a result of the Filing Default, the Company must pay as liquidated damages to the Series D Investors, for each 30-day period of a default, an amount in cash equal to 1% of the aggregate purchase price paid by the Series D Investor pursuant to the 2006 Securities Purchase Agreement; provided that in no event will the aggregate amount of cash to be paid as liquidated damages exceed 9% of the aggregate purchase price paid by such Series D Investor. As of June 30, 2006, the Company has recorded $158,000 in liquidated damages as a result of the Registration Default. Pursuant to the 2006 Securities Purchase Agreement, the aggregate amount of cash to be paid as liquidated damages will not exceed 9% of the aggregate purchase price paid by the Series D Investors. The liquidated damages payable under the 2006 Securities Purchase Agreement will apply on a pro rata basis for any portion of a 30-day period of a default.

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

Because the 2005 Investors and Greenway collectively hold greater than 50% of the voting power, the approval of the Amended and Restated Charter was assured. The Company held the Annual Meeting on April 3, 2006 at which time the Amended and Restated Charter was approved.

Material Terms

The material terms of the Company’s Series D Preferred Stock are summarized below.

Voting. The holders of Series D Preferred Stock are entitled to vote on any matter presented at any meeting of the stockholders of the Company. Each holder of Series D Preferred Stock is entitled to cast a number votes equal to the number of whole shares of common stock into which the shares of Series D Preferred Stock are convertible as of the record date for determining stockholders entitled to vote on such matter. Currently, the issued and outstanding shares of Series D Preferred Stock would convert into an aggregate of 4,166,667 shares of common stock, which represents approximately 8.9% of the total voting power of the Company after the Capitalization Amendment

Dividends. From the date of issuance, the Series D Preferred Stock accrues dividends at a rate of $80.00 per year and such dividends compound annually. Dividends on the Series D Preferred Stock may be declared and paid from time to time as determined by the Company’s board of directors. The Company cannot declare, pay or set aside any dividends or distributions on any other shares of capital stock of the Company unless the holders of Series D Preferred Stock first receive or simultaneously receive a dividend or distribution on each outstanding share of Series D Preferred Stock in such amounts as set forth in the Certificate of Powers, Designation, Preferences and Rights of the Series D Preferred Stock (the “Certificate of Designations”).

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

Special Conversion. If the Company undertakes a financing involving the Company’s equity securities within 180 days of the first issuance of the Series D Preferred Stock (a “Future Financing Transaction”), the outstanding shares of the Series D Preferred Stock will automatically convert into the shares of the Company’s equity securities sold pursuant to that Future Financing Transaction (“Future Financing Securities”). The holders of the Series D Preferred Stock will, upon conversion of their Series D Preferred Stock into Future Financing Securities, be entitled to all rights granted to any other purchaser of Future Financing Securities. This right lapsed on August 8, 2006.

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

Warrants

In addition to the issuance of shares of Series D Preferred Stock, the Company issued warrants to purchase an aggregate of up to 1,041,667 shares of common stock at a per share exercise price of $0.01. The warrants have a term of exercise expiring on February 9, 2016. The number of shares issuable upon exercise and the per share exercise price of the warrants is subject to adjustment in the case of any stock dividend, stock split, combination, capital reorganization, reclassification or merger or consolidation. Subject to limited exceptions, the number of shares of common stock for which the warrant is exercisable is also subject to adjustment in the case of an issuance of shares of common stock or securities exercisable for or convertible into common stock, at a per share price less than the per share conversion price of the Series D Preferred Stock then in effect. In the event of such an issuance, the number of shares of common stock for which the warrant is exercisable is increased in accordance with the formula set forth in the warrant. The conversion price, as defined in the warrant, is also reduced to equal the purchase price of the new issuance of common stock (or securities convertible into common stock). The warrants are exercisable at any time prior to their expiration date by delivering the warrant certificates to the Company, together with a completed election to purchase and the full payment of the exercise price or by means of a “net exercise” clause under which the Company does not receive any cash, but rather, the number of shares issued upon exercise is net of the number of shares withheld by the Company in lieu of payment of the exercise price. This net exercise right is generally limited to times when the Company is not in compliance with its obligations relating to the registration of the shares of common stock underlying the warrants for resale under the Company’s registration rights agreement with respect to those shares.

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

The Company evaluated whether the embedded conversion feature in the stock required bifurcation and determined that the economic characteristics and risks of the embedded conversion feature in the stock were clearly and closely related to the stock and concluded that bifurcation was not required under SFAS 133. We calculated the intrinsic value of the beneficial conversion feature embedded in the stock pursuant to the guidance in EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. The beneficial conversion of $659 thousand was recognized as an additional discount on the stock. The total discount on the stock resulting from the allocation of proceeds to the warrants and recording of the beneficial conversion feature will be accreted over the period through the earliest possible redemption date.

We will reevaluate the classification of the stock and warrants in each period to determine if reclassification is necessary. Our obligation to the Series D Preferred Stockholders, should they choose to redeem the stock at or after the redemption date is $5.0 million plus accrued but unpaid dividends. We have recorded $324,000 of accretion and dividends during 2006. As of June 30, 2006, we have failed to file the registration statement pursuant to the Stock Purchase Agreement and accordingly, have recorded $158,000 in liquidated damages related to the Series D Preferred Stock in fiscal 2006.

10. Shareholders Equity

Reverse Split

On April 22, 2003 the Company’s stockholders authorized Vertical’s board of directors to effect a reverse stock split of its common stock at a ratio of six-for-one. The Company has retroactively applied the reverse stock split to these financial statements.

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

The 2001 Warrants expired on September 30, 2006. The expiration date, the per share exercise price and the number of shares issuable upon exercise of the 2001 Warrants were initially subject to adjustment in certain events. Following the 2004 Equity Financing, the per share exercise price of the 2001 Warrants is $1.1386, and the per share exercise price and the number of shares issuable upon exercise of the 2001 Warrants are no longer subject to adjustment. The 2001 Warrants have a call provision that provides that if the closing per share bid price of the common stock exceeds $45.00 for 30 consecutive trading days and certain other conditions are met, we have the right to require the 2001 Warrant holders to exercise their warrants for common stock.

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

Common Stock

The acquisition of Vertical Networks was financed with a portion of the proceeds from a common stock financing completed pursuant to a stock purchase agreement executed on September 28, 2004 (the “2004 Stock Purchase Agreement”) in two tranches on September 28, 2004 and October 1, 2004 (the “2004 Equity Financing”). We sold a total of 24,159,468 shares of our common stock at a per share purchase price of $1.1386 per share to several investors, including M/C Venture Partners V, L.P. and its affiliates (collectively “M/C Venture Partners”), for net proceeds of $25.8 million, net of issuance costs of $1.7 million, of which $1.3 million was cash-based and $0.4 million was in the form of a warrant. The warrant was to purchase 168,542 shares of common stock, has an exercise price of $2.85 per share, and expires 5 years from the date of issuance. The warrant was payment in lieu of cash for investment banking services performed during the 2004 Equity Financing. We recorded the fair value of the warrant, $0.4 million, as a reduction of the proceeds from the 2004 Equity Financing. We determined the fair value of the warrants using the Black-Scholes option pricing model with the following assumptions: no dividend yield; weighted average risk free rate of 3.45%; volatility of 115% and a contractual life of 5 years.

In connection with, or prior to the 2004 Equity Financing, the holders of all shares of our preferred stock converted those shares into common stock. Following the issuance and sale of common stock in the 2004 Equity Financing and the conversions of our preferred stock to common stock, as at March 31, 2006, M/C Venture Partners V, LP and its affiliates (collectively “M/C Venture Partners”) is the largest beneficial holder of our common stock, currently with a 52.2% beneficial ownership interest.

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

In lieu of a payment of the accrued liquidated damages under the 2004 Equity Financing, we issued warrants for the purchase of our common stock on September 28, 2005 to the 2004 Investors (the “New Warrants”). Each New Warrant has a term of exercise expiring on September 28, 2010. The number of shares issuable upon exercise is subject to adjustment in the case of any stock dividend, stock split, combination, capital reorganization, reclassification or merger or consolidation. The New Warrants are exercisable at any time prior to the expiration date by delivering the warrant certificate to us, together with a completed election to exercise and payment of the exercise price, which is equal to $0.01 per share of common stock. The New Warrants contain a “net exercise” feature under which we do not receive any cash, but rather, the number of shares issued upon exercise is net of the number of shares withheld by us pursuant to a formula, with the result that if all holders of New Warrants elect to use the net exercise feature, we would issue an aggregate of 1,202,728 shares of common stock. The New Warrants were redeemable for $1,375,000 in cash if certain events did not occur. In accordance with EITF Issue 00-19 Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock, the New Warrants were initially recorded as an accrued liability at their fair value of $1,375,000. Upon the filing of our Amended and Restated Certificate of Incorporation (the “Amended and Restated Charter”) on April 4, 2006, the redemption provision expired and the New Warrants were deemed automatically exercised. In accordance with EITF Issue 00-19, the carrying value of the New Warrants was reclassified to stockholders equity and the shares issued upon exercise of the warrants were likewise recorded as permanent equity.

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

The 2005 Equity Financing.

The acquisition of Comdial was partially financed with the proceeds of a common stock financing. Under the 2005 Stock Purchase Agreement, we received a total of $12.8 million, net of issuance costs, from the 2005 Investors in exchange for the issuance of 11,329,785 shares of common stock (the “Issued Shares”). The per share purchase price for the Issued Shares was $1.1386. Certain of our directors are designees of the 2005 investors who participated in the 2005 Equity Financing. Therefore, our board of directors formed a special committee of directors (the “Special Committee”) to negotiate and finalize the terms of the 2005 Equity Financing. Among other things, the Special Committee (1) negotiated the terms of the agreements related to the 2005 Equity Financing, (2) engaged a financial consultant to provide an estimate of the indicated fair value of our company’s post acquisition equity, (3) approved the sale of shares of common stock to the 2005 Investors and (4) authorized and directed our officers to place the Capitalization Amendment on our proxy statement for our 2005 annual meeting (the “Annual Meeting”).

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

The 2004 Investors and certain parties to the Prior Agreements (the “Prior Investors”) holding enough voting power to amend the 2004 Stock Purchase Agreement and the Prior Agreements, executed a consent, waiver, and release agreement, dated September 28, 2005, pursuant to which the 2004 Investors and the Prior Investors consented to the execution of the 2005 Stock Purchase Agreement (the “2005 Stock Purchase Agreement”) and executed agreements to amend the 2004 Stock Purchase Agreement and the Prior Agreements (collectively, the “Amendments”). We agreed, among other things, to propose the Capitalization Amendment. The Amendments effected, among other things, the following:

•	With respect to the 2004 Stock Purchase Agreement (i) tolled the liquidated damages accrued or accruing under the 2004 Stock Purchase Agreement through September 28, 2005 by reason of our failure to file and have declared effective by the SEC a registration statement covering the resale of the shares of our common stock purchased pursuant to the 2004 Stock Purchase Agreement (the “Liquidated Damages”); (ii) amended provisions relating to rights of first refusal, issuances of equity securities and restrictions on indebtedness with respect to the entry into the agreements with SVB, solely for purposes of effecting the transactions contemplated by the 2005 Stock Purchase Agreement; (iii) changing the time frame in which we are obligated to register the shares issued in the 2004 Agreements to match the time frame for registering shares under the 2005 Stock Purchase Agreement; and (iv) in lieu of the cash payment of the Liquidated Damages, we agreed to issue the New Warrants to the 2004 Investors.

•	With respect to the Prior Agreements, amended the registration rights provisions of the Prior Agreements including, among other things (i) releasing us from any liability and waiving in full, the application of the Prior Agreements with respect to the payment of liquidated damages and permanently, irrevocably and unconditionally waived in full, any right to the payment of the liquidated damages, whether accrued or accruing, under the Prior Agreements, and (ii) changing the time frame in which we are obligated to register the shares issued in the Prior Agreements to match the time frame for registering shares under the 2005 Stock Purchase Agreement.

As a result of the Company’s Effectiveness Default under the 2005 Equity Financing, the Company has accrued $1.0 million and $0.5 million of liquidated damages related to the 2005 and 2004 Equity Financings, respectively.

Toshiba Stock Purchase and Warrants

In January 2000, Vertical entered into an agreement with Toshiba under which Toshiba acquired 16,666 shares of Vertical common stock at a price of $41.964 per share and was issued warrants for an additional 8,333 shares of Vertical common stock at an exercise price of $41.964 per share. The fair market value of the Vertical common stock on the date of execution of the definitive agreement was $129 per share. The difference between the issuance price and fair market value of the Vertical common stock, and the fair value of the warrants (which were valued based upon the Black-Scholes Options Pricing Model) amounted to $2.3 million. This cost of equity is being amortized as a reduction of product revenues in proportion to revenue recognized relating to the OEM and Reseller Agreement. The unamortized portion of this amount is reported as “Deferred Toshiba Equity Costs” in the shareholders equity section of the consolidated balance sheets.

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

The 2004 Plan initially provided that the maximum number of options that could be granted would be 2,000,000 shares, plus the lesser of 150,000 shares of Common Stock or 1.5% of the number of shares of common stock issued and outstanding as of July 1 of each year commencing on July 1, 2004 (the “Evergreen” clause). On September 28, 2004, the 2004 Plan was amended to provide that the maximum number of options that can be granted would be increased to 8,236,255 shares and the Evergreen clause was removed from the plan so that the maximum number of shares that could be granted would no longer increase automatically each year. On April 3, 2006, the 2004 Plan was amended to provide that the maximum number of options that can be granted would be increased to 10,768,865. The maximum number of shares available for grant each year shall include all previously ungranted options plus all expired and cancelled options. With the exception of options granted on September 28, 2004, stock options are generally granted at a price not less than 100% of the fair market value of the common shares at the date of grant. Generally, options become exercisable over a four-year period commencing on the date of grant and vest 25% at the first anniversary of the date of grant with the remaining 75% vesting in equal monthly increments over the remaining three years of the vesting period. No 2004 Plan options may be exercised more than ten years from the date of grant. At June 30, 2006, there were 2,552,062 remaining shares available for grant under the 2004 Plan and none were available for grant under the 1994 Plan.

As previously discussed, at the end of September 2004, the Company completed a common stock financing whereby 24,159,468 shares of common stock for aggregate gross proceeds of $27.5 million were sold. The per share purchase price for all shares of common stock purchased under the agreement was $1.1386. In connection with the financing, the Company issued 5,208,480 options to its employees, exercisable at a price not less than 85% of the price the Company received in the stock financing. Based on the $2.85 over-the-counter trading value as the proxy for the fair market value of the Company’s stock, the Company recorded deferred compensation of $10.145 million and was amortizing this amount to expense until the adoption of SFAS 123R. In 2005, non-cash compensation of $1.9 million was recorded as an expense.

Stock option activity during the last three fiscal years is as follows:

	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of Year	7,998,090	2.13	2,300,302	6.29	393,942	38.94
Granted	2,122,750	0.92	6,704,250	1.16	1,945,996	2.52
Exercise	(83,178)	0.97	(278,857)	2.26	(5,833)	3.00
Forfeited	(1,820,859)	1.78	(727,605)	2.75	(33,803)	34.54

Outstanding at end of year	8,216,803	1.90	7,998,090	2.13	2,300,302	6.29

Exercisable at end of year	2,975,487	3.14	1,699,650	4.87	276,936	32.32

The weighted average life and intrinsic value of all outstanding options at June 30, 2006 were 8.46 years and $0, respectively. The weighted average life and intrinsic value of vested options at June 30, 2006 were 7.92 years and $0, respectively.

The following table summarizes information about the stock options outstanding at June 30, 2006:

Range of Exercise Prices	Number Outstanding at June 30, 2006	Weighted Average Exercise Price	Weighted Average Contractural Life (Years)	Number Exercisable at June 30, 2006	Weighted Average Exercise Price
$0.97 - $1.81	6,869,106	$1.07	8.71	2,103,965	$1.07
$2.16 - $3.00	1,172,822	$2.60	7.69	701,380	$2.60
$3.20 - $9.90	18,495	$4.29	7.06	13,762	$4.36
$11.70 - $12.75	38,662	$11.80	4.86	38,662	$11.80
$15.56 - $24.75	51,624	$20.51	3.13	51,624	$20.51
$26.25 - $50.63	42,067	$42.87	3.57	42,067	$42.87
$52.88 - $129.00	24,027	$78.59	3.78	24,027	$78.59

	8,216,803	$1.90	8.46	2,975,487	$3.14

On October 20, 1994, the shareholders approved the establishment of an Employee Stock Purchase Plan. The total number of shares authorized under the plan was 150,000 shares of common stock. The 1994 Plan was replaced by the 2004 Plan, which became effective on January 1, 2004 and made 250,000 shares available for purchase by eligible employees. During the fiscal years ended 2005, and 2004, 136,397 and 33,807, shares of common stock were purchased, respectively, at prices ranging from $1.35 to $18.67 per share. No shares were issued under the 2004 Plan during the fiscal year ended June 30, 2006 since all shares available under the 2004 Plan were issued. The plan was terminated in December 2005.

11. Employee Benefit Plans

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

The Company’s contribution to the profit-sharing plan was approximately $375,000, $154,000, and $123,000 for the fiscal years ended June 30, 2006, 2005 and 2004, respectively.

12. Income Taxes

No income tax expense (benefit) was recorded in fiscal years 2006, 2005 and 2004 as the Company incurred net losses for all periods. However, the Company recorded a deferred tax provision and corresponding liability arising from the timing differences associated with amortizing goodwill for income tax purposes over a 15 year life Income tax expense (benefit) differs from the amount computed by applying the combined statutory income tax rate to the loss before income taxes as follows (in thousands):

	2006	2005	2004
Computed “expected” tax benefit	(6,400)	(5,248)	(1,073)
Losses not benefited	7,026	5,505	1,073

Total income tax expense, continuing operations	626	257	—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2006 and 2005 are presented below (in thousands):

	June 30,
	2006	2005
Deferred tax assets:
Deferred revenue	3,570	3,708
Purchased technology	91	115
Allowances for doubtful accounts and returns	129	16
Allowances for inventory obsolescence	139	78
Accrued compensation and benefits	1,121	368
Other accrued liabilities	18	612
Depreciation and amortization	938	155
Prepaid expenses	321	65
Federal and state net operating loss and credit carryforwards	29,318	24,645

Total gross deferred tax assets	35,645	29,762
Less valuation allowance	(35,645)	(29,762)

Deferred tax assets	—	—
Deferred tax liabilities
Goodwill and intangibles	(883)	(257)

Net deferred tax liabilities	(883)	(257)

Total valuation allowance increased by $5.9 million and $6.3 million for the fiscal years ended June 30, 2006 and 2005, respectively. The Company has evaluated the ability to realize its deferred tax assets and based on an evaluation of all of the evidence, both objective and subjective, including the existence of operating losses in recent years, it has concluded that it is more likely than not that the deferred tax assets will not be realized.

The Company believes that as a result of the equity financing activity that has taken place, a change in control occurred for purposes of the Internal Revenue Code section 382, which places limitations on utilization of loss carryforwards. If a section 382 change in control had not occurred, the company would have had $77.0 million in loss carryforwards for federal income tax purposes at June 30, 2006 and $49.6 million in loss carryforwards for state purposes at June 30, 2006. The Company expects that a substantial portion of these loss carryforwards will expire unutilized as a result of the application of section 382.

13. Commitments

Operating Leases

The Company leases office space and equipment under non-cancelable operating lease agreements expiring through 2010. These leases contain renewal options and the Company is responsible for certain executory costs, including insurance, maintenance, taxes and utilities. Total rent expense for these operating leases was approximately $1,975,000, $1,730,000, and $1,166,000 for the fiscal years ended 2006, 2005 and 2004, respectively. In September 2005, the Company relocated to new office facilities, and the new minimum lease obligations are reflected in the below table.

The approximate minimum rental commitments under noncancelable operating leases that have remaining noncancelable lease terms in excess of one year at June 30, 2006 are as follows (in thousands):

Years Ending June 30	Future Minimum Lease Payments
2007	$1,522
2008	798
2009	758
2010	695
2011	65

Total	$3,838

Royalty Agreements

Vertical licenses software from several software developers for inclusion with its products and use by its customers. These licenses are subject to royalty agreements. As of June 30, 2005 minimum royalty obligations of $220,000 existed based on royalty agreements expiring within one year.

14. Contingencies, Guarantees and Indemnifications

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

As part of our agreement to acquire the assets of Vertical Networks, we entered into a separate agreement with Vertical Networks on September 28, 2004 (the “License Agreement”). The License Agreement, among other things, granted us the license to use certain patents held by Vertical Networks (the “Licensed Patents”). On or about November 4, 2005, we received a notice from CIPH claiming that we had materially breached certain terms under the License Agreement, and on or about December 8, 2005, we received notice that CIPH was purporting to terminate the License Agreement.

On May 24, 2006, we entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with CIPH wherein we agreed to release the remainder of the amounts previously held in escrow. Pursuant to SFAS 141 No. 141, Business Combinations and the specific provisions of the escrow agreement, we recorded $0.6 million as an adjustment to goodwill.

In addition, we entered into a License Agreement (the “License Agreement”) with Converged Data Solutions, LLC (“Converged”) relating to rights in the C-Data Patents previously held by CIPH and subsequently assigned to Converged. The License Agreement redefines and restates our rights under the C-Data Patents. It provides that each of the License Parties releases, acquits and forever discharges the other License Parties from any and all claims related to the C-Data Patents, including any liability for infringement or alleged infringement by us arising or occurring prior to entering into the License Agreement. Under the License Agreement, Converged granted us a non-exclusive, transferable, sublicensable (under certain express and limited circumstances), worldwide, perpetual, irrevocable, fully paid-up, divisible, royalty-free license to the C-Data Patents to make, have made, use, import, export, sell and distribute any product or part thereof, the manufacture, use, or sale of which is covered by a valid claim of an issued, unexpired C-Data Patent. The License is irrevocable and cannot be terminated by Converged.

In conjunction with the settlement of the litigation, CIPH agreed to reduce the amount of earnout payments due to them under the Asset Purchase Agreement by $1.2 million. Pursuant to SFAS 141, Paragraph B177, we recorded this amount to current period income.

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

On October 12, 2006, the Company and certain of its investors and officers, entered into a binding, non-cancellable agreement wherein the investors and officers committed to fund the operations of the company, as and when needed, through September 30, 2007.

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

15. Subsequent Events

On September 27, 2006, the Company entered into a Third Loan Modification Agreement with SVB under which the maturity date of the Revolving Loan was extended from September 27, 2006 to October 31, 2006. In addition, the credit limit was redefined as the lesser of (A) $7,000,000 less the amounts outstanding under the term loan and the amounts outstanding for letter of credit or cash management services, or (B) 80% of eligible accounts receivable plus 20% of eligible inventory less the amounts outstanding under the term loan and the amounts outstanding for letter of credit or cash management services. The interest rate on the Revolving Loan was changed to the “Prime Rate” plus 1.75% per annum and the interest rate on the Term Loan was changed to the “Prime Rate” plus 2.25% per annum. Certain of the provisions of the financial covenants were modified to eliminate the minimum cash balances covenant and add a minimum equity raise covenant which specifies that the Company must receive a minimum of $5,000,000 in net proceeds from the issuance of equity securities and/or subordinated debt on or before November 1, 2006. In addition the minimum earnings before interest, taxes, depreciation and amortization covenant was modified.

On September 28, 2006, the Company and the Comdial Estate entered into a agreement which extended the maturity date of the Comdial Note from September 28, 2006 to November 1, 2006. The note was made subject to the minimum equity raise and minimum earnings before interest, taxes, depreciation and amortization covenants contained in the SVB Revolving Loan modification dated September 27, 2006. In addition, the Company was required to pay an extension fee of $150,000 plus all accrued interest on the note through September 28, 2006 up to a maximum of $400,000. If the Company pays off the Comdial Note in full prior to November 1, 2006, the extension fee will be reduced by $75,000.

On October 12, 2006, the Company and certain of its investors and its chief executive officer, entered into a binding, non-cancellable agreement wherein the investors and the chief executive officer committed to fund the operations of the company, up to $5.0 million, as and when needed, to support working capital requirements through September 30, 2007.