Form 10-K/A
period 2006-06-30
Vertical Communications, Inc.
filed 2006-10-31
CIK 877931

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

Large accelerated filer   ☐    Accelerated filer   ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the 5,734,560 shares of common stock held by non-affiliates was approximately $8,028,384 at December 31, 2005, which was the last business day of the registrant’s most recently completed second fiscal quarter, based on the $1.40 closing price for the Registrant’s common stock on the over the counter bulletin board

As of October 15, 47,038,056 shares of the registrant’s common stock, par value $0.01, were issued and outstanding.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, as filed with the SEC on October 16, 2006, for the purpose of amending and restating in its entirety Part III of such Annual Report on Form 10-K, as set forth below. This Amendment No. 1 on Form 10-K/A does not change our previously reported financial statements and other financial disclosures.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information regarding our directors and executive officers:

Name	Age	Position
William Y. Tauscher	56	Chief Executive Officer, President and Chairman of the Board
Richard N. Anderson	50	Executive Vice President and General Manager
Kenneth M. Clinebell	45	Chief Financial Officer, Secretary and Treasurer
Peter H. Bailey	34	Senior Vice President
Scott K. Pickett	44	Chief Technology Officer
Michael P. Downey (1)(2)(3)	59	Director
John W. Watkins (1)	45	Director
Francis E. Girard (1)(2)(3)	66	Director
Matthew J. Rubins	38	Director
Robert J. Majteles	42	Director
R. Randy Stolworthy (2)	50	Director

(1)	Member of the Compensation Committee
(2)	Member of the Audit Committee
(3)	Member of the Nominating Committee

William Y. Tauscher has served as Chairman of our board of directors since February 2004 and as our Chief Executive Officer since September 2004. Mr. Tauscher has served as the managing member of The Tauscher Group since 1999, which invests and assists in the management of enterprises in various industries. Before founding The Tauscher Group, Mr. Tauscher served as chairman and CEO of Vanstar Corporation (formerly ComputerLand Corporation) until 1999, having led the group that acquired ComputerLand in 1987. He currently serves on several boards of directors, including Safeway Corporation, a $30 billion NYSE listed company, and holds controlling investments in a number of successful private companies.

Richard N. Anderson joined the Company in January 2005 as Executive Vice President and General Manager. Prior to joining Vertical, he was the Executive Vice President and General Manager of CFM Corporation, a leading integrated manufacturer of home products. He was with CFM Corporation from October 2003 until January 2005. Previously, Mr. Anderson was CEO of Temtex Industries, Inc. from July 2002 until its purchase by CFM Corporation in October 2003. Mr. Anderson also served in various executive roles, including Chief Operating Officer of KnowledgePlanet from September 2000 until July 2002, and held Senior Vice President positions in sales and marketing for Inacom and Vanstar Corporations.

Kenneth M. Clinebell joined the Company in September 2005 as Senior Vice President of Finance and Operations. Mr. Clinebell was appointed Interim Chief Financial Officer, Interim Treasurer and Interim Secretary on January 10, 2006 and was appointed Chief Financial Officer, Treasurer and Secretary on June 20, 2006. Mr. Clinebell was formerly Senior Vice President, Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary of Comdial Corporation (“Comdial”) prior to Comdial’s acquisition by the Company in September, 2005. Mr. Clinebell joined Comdial in November, 2002. Prior to joining Comdial, Mr. Clinebell held various positions at Vicorp, Inc., currently a multi-national software development company. Mr. Clinebell joined Vicorp, Inc. in 1994 as a member of the senior executive team.

Peter H. Bailey joined the Company in September 2004 as Senior Vice President of Business Development and Product Marketing. Prior to joining the Company, Mr. Bailey led the next-generation networking banking practice for ThinkEquity Partners LLC, a San Francisco based Investment Banking Firm, and advised the Company on its acquisition of Vertical Networks and simultaneous private placement equity financing. Mr. Bailey joined ThinkEquity Partners in July 2003 when the banking practice of Pacific Crest Securities merged with ThinkEquity Partners. Mr. Bailey joined Pacific Crest in July 2002. Prior to Pacific Crest, he was responsible for Corporate Development at Carrier1 International S.A., a pan-European alternative telecom services provider, where he was responsible for mergers and acquisitions, corporate investment and financial restructuring initiatives from January 2000 through May 2002. Prior to Carrier1, Mr. Bailey held various roles including at a New York-based publishing/digital media start-up Convergence Media, which he co-founded. Prior to Convergence, Mr. Bailey was with Salomon Brothers Inc. in New York in the investment banking division.

Scott K. Pickett joined the Company as Chief Technology Officer in September, 2004 as a result of our acquisition of Vertical Networks, a company he helped to co-found in 1996. Prior to co-founding Vertical Networks, Mr. Pickett served as Director of Development for National Semiconductor’s LAN division, where he led development of several industry-first systems and networking products, including multimedia product solutions (802.9), multiprotocol VoIP gateway, integrated communications platform, and the PCMCIA Ethernet card. Prior to National Semiconductor, he held positions with Fairchild Semiconductor and General Electric.

Michael P. Downey has served on our Board since February 1997. From March 2000 until June 2000, Mr. Downey served as our interim President and Chief Executive Officer. Mr. Downey currently is a private investor and executive consultant. From 1995 until 1997, Mr. Downey served as Executive Vice President and Chief Financial Officer of Nellcor Puritan Bennett, also referred to as NPB, a medical manufacturing company. Mr. Downey served as Vice President and Chief Financial Officer of NPB from 1989 until 1995 and in other capacities for NPB from 1986 until 1989. Prior to his employment by NPB, Mr. Downey was Vice President of Finance for Shugart Corporation, a manufacturer and distributor of computer disk drives, and he had several years experience in accounting management positions with General Motors Corporation. Mr. Downey is also a member of the board of directors of Emulex Corporation, a NYSE listed company that designs and manufactures software- and hardware-based network access products. Adeza Biomedical, a company that designs, manufactures and markets health products and is listed on The Nasdaq Stock Market and First Consulting Group, Inc., a consulting integration and management company for the healthcare and pharmaceutical industries that is listed on The Nasdaq National Stock Market.

John W. Watkins has served on our Board since October 2005, when he was appointed to fill the remaining term of Mr. John P. Ward. Prior to joining M/C Venture Partners in 2004, Mr. Watkins co-founded Telegraph Hill Communication Partners, a private equity firm focused in the media, communication services and information technology industries, and was with the firm from January 2001 to June 2003. From 1989 to 2001 he was a member of J.P. Morgan Capital, where he led the firm’s private equity investment effort in communications and media-related industries and served on the Investment Committee and board of directors. Prior to joining J.P. Morgan Capital, Mr. Watkins was an Associate in J.P. Morgan’s Corporate Finance group and an Investment Banking Analyst at E.F. Hutton and Company.

Francis E. Girard has served on our Board since October 1998. Mr. Girard currently serves as senior advisor to Comverse Network Systems, a manufacturer of computer and telecommunications systems and a subsidiary of Comverse Technologies, Inc. He also served as Vice Chairman of Comverse Technologies, Inc. from 2001 to 2004 and served as Chief Executive Officer from 1998 until January 2001. From 1996 to 1998, Mr. Girard served as President and Chief Executive Officer and as a director of Boston Technology, Inc., a provider of communications and information processing systems. Previously, Mr. Girard has also served as Vice President of Sales, Marketing and Support of NEC Information Systems, Inc.

Matthew J. Rubins has served on the Board since September 2004. Mr. Rubins has been a general partner of M/C Venture Partners, a private equity firm, since 1997. Prior to joining M/C Venture Partners, he was an Assistant Vice President with Deutsche Morgan Grenfell Technology Group. Previously, Mr. Rubins was a financial analyst and then Associate in the media and telecommunications groups at Donaldson, Lufkin & Jenrette.

Robert J. Majteles has served on our Board since August 2002. Mr. Majteles founded Treehouse Capital, LLC, an investment firm focused on blending value and growth investment disciplines to make active investments in later-stage technology companies. Treehouse Capital is a joint venture between Mr. Majteles and Special Situations Funds (“SSF”), an affiliate of Austin W. Marxe and David M. Greenhouse. In October of 2005, Mr. Majteles became a member of Coral’s Momentum Fund Management Partners, LLC, the general partner of Coral’s Momentum Fund, Limited Partnership (“Coral”). From January 2000 to April 2001, Mr. Majteles served as Chief Executive Officer of Citadon, Inc., a provider of collaboration software to the construction and engineering industries. From 1997 until August 1999, Mr. Majteles served as Chief Executive Officer of Ultradata Corporation, a developer of software for financial institutions. Mr. Majteles is a member of the Board of World Heart Corporation (NASDAQ: WHRT), a global medical device company, Adept Technology, Inc. (NASDAQ: ADEO), a leading manufacturer of flexible automation for the semiconductor, life sciences, electronics and automotive industries and Unify Corporation, (NASDAQ: UNFY) a developer of business process automation solutions including market leading applications for specialty markets within the insurance industry.

R. Randy Stolworthy has served on our Board since September 2004. Mr. Stolworthy has been a Managing Member of RRS & Company, a real estate investment and development company since 1992. Prior to RRS & Company, Mr. Stolworthy was President and CEO of NZ Corporation and CEO of Bridge Financial Corporation, a subsidiary of NZ Corporation. Previously, he co-founded Voicelink Data, which merged with Digital Systems International in 1991. Prior to Voicelink Data Services, Mr. Stolworthy was a general partner and manager of the Seattle office for FBS Venture Capital Company. Mr. Stolworthy is also a co-manager of the managing partner of Pathfinder Ventures.

Board of Directors

Classified Board. Our board of directors is divided into three classes with one class of directors elected annually for a term of three years. Each class serves staggered three-year terms as follows:

•	The Class I directors are Michael P. Downey and Francis E. Girard. The Class I directors serve until the annual meeting of the shareholders for the fiscal year ending June 30, 2008;

•	The Class II directors are William Y. Tauscher, Robert J. Majteles and R. Randy Stolworthy. The Class II directors serve until the annual meeting of the shareholders for the fiscal year ending June 30, 2007; and

•	The Class III directors are John W. Watkins and Matthew J. Rubins. The Class III directors serve until the annual meeting of the shareholders for the fiscal year ending June 30, 2009.

Board Structure. Our Board must consist of (1) the Chief Executive Officer of the Company, serving as a Class II director (currently William Y. Tauscher); (2) one member serving as a Class II director designated by the written consent of (a) Special Situations Fund III, L.P. and its affiliates (collectively, “SSF”), so long as SSF continues to beneficially own at least 50% of the shares of Common Stock acquired by SSF upon the conversion of the shares of Series B Preferred Stock held by it, pursuant to the terms of the 2004 Consent or (b) in the event that SSF is not entitled to appoint a director, the majority-in-interest of the shares of Common Stock held by the Series B and Series C Investors that were acquired by them upon the conversion, pursuant to the terms of the 2004 Consent, of the shares of Series B Preferred Stock and Series C Preferred Stock held by them, acting as a single class (currently Robert J. Majteles); (3) two members who will serve as Class III directors designated in writing by M/C Venture Partners (currently John W. Watkins and Matthew J. Rubins); and (4) two Industry Directors who will serve as Class I directors designated by the mutual agreement of M/C Venture Partners and the Board (currently Michael P. Downey and Francis E. Girard).

Audit Committee. The audit committee consists of Michael P. Downey, Francis E. Girard, and R. Randy Stolworthy, all of whom have been determined by our Board to be independent under the criteria set forth under applicable securities laws and NASDAQ standards. Mr. Downey serves as the chair of this committee and as the audit committee financial expert. Mr. Downey is an “audit committee financial expert,” as defined by the rules and regulations of both the Securities and Exchange Commission (the “Commission”) and NASDAQ. The audit committee has oversight responsibility for the integrity of our financial reporting process and systems of internal controls regarding finance, accounting and legal compliance. The audit committee monitors the independence and performance of our registered independent accountants and internal auditing department. The audit committee also provides an avenue of communication among the registered independent accountants, management, our internal auditing department and our Board. Our audit committee has the authority to conduct investigations appropriate to fulfill its responsibilities, and has the ability to retain, at our expense, special legal, accounting or other consultants or experts it deems necessary in the performance of its duties.

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

Controlled Company Status

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

Section 16 Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on a review of the copies of such reports and written representations that no other reports were required, we believe that all filing requirements applicable to our officers, directors and greater than 10% stockholders were satisfied during the fiscal year ended June 30, 2006.

Code of Business Conduct and Ethics

On November 2, 2004, we approved a Code of Business Conduct and Ethics, within the meaning of Item 406(b) of Regulation S-K, which applies to our directors, officers and employees. A complete copy of the Code of Business Conduct and Ethics is posted on our website at www.vertical.com under “Company / Investor Relations.” We will disclose on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be disclosed pursuant to the disclosure requirements of Item 5.05 of Form 8-K.

Involvement in Certain Legal Proceedings

The Company’s Executive Vice President and General Manager, Richard N. Anderson, served as Vice Chief Executive Officer of Temtex Industries, Inc. from July 2002 until October 2003. That company filed for Chapter 11 Bankruptcy Protection on May 2, 2003.

The Company’s Chief Financial Officer, Treasurer and Secretary, Kenneth M. Clinebell, served as Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary of Comdial Corporation from November 2002 through September 2005. Comdial Corporation filed for Chapter 11 Bankruptcy Protection on May 24, 2005.

ITEM 11. EXECUTIVE COMPENSATION.

The following table shows for the fiscal years ended June 30, 2006, 2005 and 2004, compensation awarded, paid to, or earned by, (i) our Chief Executive Officer; (ii) our four other most highly compensated individuals who were serving as executive officers as of June 30, 2006, and (iii) one individual for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the Company as of June 30, 2006 (our “Named Executive Officers”).

Summary Compensation Table

	Annual Compensation				Long-Term Compensation	All Other Compensation($)
Name and Principal Position	Fiscal Year	Salary($)		Bonus($)	Securities Underlying Options (Shares)(#)
William Y. Tauscher(1) President, Chief Executive Officer and Chairman of the Board	2006 2005 2004	315,000 250,000 50,000		— — —	— 1,800,000 583,333	— — —

Richard N. Anderson(2) Executive Vice President and General Manager	2006 2005 2004	275,000 111,859 —		25,000 125,000 —	— 460,000 —	4,058 2,297 —	(3) (3)

Kenneth M. Clinebell(4) Chief Financial Officer, Treasurer and Secretary	2006 2005 2004	175,000 — —		91,538 — —	460,000 — —	6,910 — —	(5)

Peter H. Bailey(6) Senior Vice President of Business Development and Product Management	2006 2005 2004	208,000 153,077 —		20,000 — —	— 460,000 —	4,740 250 —	(7) (7)

Scott K. Pickett(8) Chief Technology Officer	2006 2005 2004	200,000 159,083		— — —	— 460,000 —	2,887 2,500 —	(9) (9)

Duncan G. Perry(10) Former Chief Financial Officer	2006 2005 2004	208,000 198,235 152,966	(11)	— — —	— 340,000 120,000	552 3,818 3,150	(12) (12) (12)

(1)	Mr. Tauscher began serving as our Chief Executive Officer on September 28, 2004 and as our President on November 16, 2004.
(2)	Mr. Anderson joined the Company as our Executive Vice President and General Manager in January 2005.
(3)	For the year ended June 30, 2006, consists of $3,750 of contributions under our 401k plan and $308 for life insurance premiums. For the year ended June 30, 2005, consists of $2,297 of contributions under our 401(k) plan.
(4)	Mr. Clinebell joined the Company as our Senior Vice President of Finance and Operations in September 2005 and was appointed Chief Financial Officer, Treasurer and Secretary in June 2006.
(5)	For the year ended June 30, 2006, consists of $6,656 of contributions under our 401k plan and $254 for life insurance premiums.
(6)	Mr. Bailey joined the Company in September 2004 as our Senior Vice President of Business Development and Product Management.
(7)	For the year ended June 30, 2006, consists of $4,504 of contributions under our 401k plan and $236 for life insurance premiums. For the year ended June 30, 2005, consists of $250 of contributions under our 401k plan.
(8)	Mr. Pickett joined the Company as our Chief Technology Officer in September 2004.
(9)	For the year ended June 30, 2006, consists of $2,642 of contributions under our 401k plan and $245 for life insurance premiums. For the year ended June 30, 2005, consists of $2,500 of contributions under our 401(k) plan.
(10)	Mr. Perry resigned his position as Chief Financial Officer in January 2006.

(11)	For the year ended June 30, 2006, consists of $108,000 in salary and $100,000 in severance payments.
(12)	For the year ended June 30, 2006, consists of $325 of contributions under our 401k plan and $227 for life insurance premiums. For the year ended June 30, 2005, consists of $3,256 of contributions under our 401(k) plan and $562 for live insurance premiums. For the year ended June 30, 2004, consists of $2,291 of contributions under our 401(k) plan and $859 for life insurance premiums.

Option Grants In Last Fiscal Year

The following table sets forth information concerning individual grants of options to purchase our common stock made during the year ended June 30, 2006 to our Named Executive Officers. Each option has a term of ten years, has a per share exercise price equal to the per share fair market value of our common stock on the option grant date and vests as to 25.0% one year after the grant date, with the remaining 75.0% vesting in equal monthly installments over the succeeding 36 months. We granted options to purchase an aggregate of up to 2,212,750 shares of our common stock to our employees, including the officers listed in the table below, during the year ended June 30, 2006.

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

Name	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in for year ended June 30, 2006(%)	Exercise Price ($/share)	Expiration Date	5%($)	10%($)
Kenneth M. Clinebell	460,000	21%	$0.89	03/27/2016	$290,813	$758,666

Aggregate Option Exercises In Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth information regarding stock options exercised during the year ended June 30, 2006 and the number and value of unexercised stock options held as of June 30, 2006 by each of our Named Executive Officers. In the following table, amounts set forth under the heading “Value of Unexercised In-the-Money Options at Fiscal Year End” are calculated based upon a per share option value determined by subtracting the option exercise price from $0.69, the per share closing sale price of our common stock on June 30, 2006, on the OTC Bulletin Board (the principal market on which our common stock was traded on that date).

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Year Ended June 30, 2006 Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at year ended June 30, 2006 Exercisable/Unexercisable($)
William Y. Tauscher	—	—	1,124,306/1,259,027	$0/$0
Richard N. Anderson	—	—	134,167/325,833	$0/$0
Kenneth M. Clinebell	—	—	0/460,000	$0/$0
Peter H. Bailey	—	—	201,250/258,750	$0/$0
Scott K. Pickett	—	—	201,250/258,750	$0/$0
Duncan G. Perry	—	—	0/0	$0/$0

Employment, Change of Control and Severance Arrangements

Richard N. Anderson. We have a severance agreement with Richard N. Anderson, Executive Vice President and General Manager, which provides that should Mr. Anderson’s employment be terminated by the Company, other than for cause as defined in the agreement, Mr. Anderson will be entitled to severance pay equal to six months of his annual base salary in effect at the time of the termination.

Kenneth M. Clinebell. We have an employment agreement with Kenneth M. Clinebell, Chief Financial Officer, Treasurer and Secretary, which is an annual agreement that can be renewed for additional consecutive periods of one year upon the consent of both Mr. Clinebell and the Company. The agreement specifies Mr. Clinebell’s annual base salary and bonus compensation and also provides that should Mr. Clinebell’s employment be terminated by the Company other than for cause as defined in the agreement or at the option of the executive, Mr. Clinebell will be entitled to severance pay equal to six months of the annual base salary plus bonus, as defined in the agreement. In the event of a termination of the agreement under a change of control, Mr. Clinebell will be eligible for severance pay equal to twelve months of the annual base salary in effect at the time of the change of control.

Peter H. Bailey. We have a severance agreement with Peter H. Bailey, Senior Vice President of Business Development and Product Management, which provides that should Mr. Bailey’s employment be terminated by the Company, other than for cause as defined in the agreement, Mr. Bailey will be entitled to severance pay equal to six months of his annual base salary in effect at the time of the termination.

Scott K. Pickett. We have a severance agreement with Scott K. Pickett, Chief Technology Officer, which provides that should Mr. Pickett’s employment be terminated by the Company, other than for cause as defined in the agreement, Mr. Pickett will be entitled to severance pay equal to six months of his annual base salary in effect at the time of the termination.

Christopher Brookins. We have a change in control agreement with Christopher Brookins, our Vice President of Development. The agreement provides that in the event of a change in control of our company and a termination of the executive’s employment within two years of the change in control either without cause or by the executive for “good reason,” such as a reduction in duties and responsibilities, all of the executive’s unvested options vest and become exercisable in full and Mr. Brookins will be entitled to a lump sum payment equal to one year’s base salary plus bonus. In addition, Mr. Brookins will be entitled to other employee benefits that he would otherwise have received for a one-year period after the termination of employment, and will be entitled to certain employee benefits for a two-year period after the termination of employment.

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

Compensation of Directors—Chairman of the Board. In connection with Mr. Tauscher’s election as a director and as Chairman of the Board and consistent with our policies then in effect for awarding options to our directors, we granted to Mr. Tauscher options to purchase 5,833 shares of our common stock at a per share exercise price equal to $2.55. This award consisted of options to purchase 3,333 shares due to Mr. Tauscher’s election as a director and options to purchase 2,500 shares due to Mr. Tauscher’s election as Chairman of the Board. These options have a ten-year term and vest in three equal annual installments commencing on February 20, 2005, unless a change in control of the Company occurs, in which case they become 100% vested and exercisable. In addition, under a prior consulting arrangement with us, we granted to Mr. Tauscher options to purchase an additional 77,500 shares of our common stock at a per share exercise price equal to $2.55 and, prior to his election as Chief Executive Officer, paid Mr. Tauscher a monthly cash retainer in the amount of $10,000. These options also have a ten-year term and vest in three equal annual installments commencing February 20, 2005, unless a change in control of the Company occurs, in which case, they will become 100% vested and exercisable. On March 26, 2004, we granted to Mr. Tauscher additional ten-year options to purchase 500,000 shares of common stock at a per share exercise price of $2.58 for service under a consulting agreement that was in place until his election as Chief Executive Officer. These options vest as to 25.0% of the shares subject to the options on March 26, 2005, with the remaining shares vesting in equal monthly installments over the succeeding 36 months. In addition, on September 28, 2004, we granted to Mr. Tauscher options to purchase 1,800,000 shares of common stock for service as Chief Executive Officer. The per share exercise price of all of these options is $0.97, being the per share sale price of the common stock sold by us in our September 2004 financing. The options have a ten-year term and vest in equal monthly installments over the four-year period commencing September 28, 2004. The change in control of the Company pursuant to the September 2004 Financing did not result in an acceleration of Mr. Tauscher’s options.

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

REPORT OF THE COMPENSATION COMMITTEE

This report is submitted by the compensation committee of the board of directors and addresses our policies for the fiscal year ended June 30, 2006. The members of the compensation committee are Messrs. Girard, Downey and Watkins. All members of the compensation committee are non-employee directors.

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

Performance Bonus. Executives are generally eligible to receive a performance bonus payable in cash. Performance bonuses are used to provide executive officers with financial incentives to meet performance targets of our Company and individual performance objectives. At the beginning of each fiscal year, the compensation committee establishes a targeted bonus for each executive and establishes the individual performance objectives for the executive to achieve the bonus. These bonuses are targeted between 0 % and 50% of the executive officer’s base salary, for the applicable period. Before a bonus becomes payable, the predetermined objectives must have been achieved. Individual bonuses increase if our company exceeds its established objectives. The individual performance objectives for executives other than the Chief Executive Officer are proposed by management and reviewed and approved by the compensation committee. Individual performance objectives for the Chief Executive Officer are determined by the compensation committee and reviewed and approved by the board of directors (other than the Chief Executive Officer).

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

Compensation of Our Current Chief Executive Officer. William Y. Tauscher was appointed as our Chief Executive Officer on September 28, 2004. Mr. Tauscher receives compensation of $360,000 annually in his role as Chief Executive Officer. In connection with Mr. Tauscher’s election as a director and as Chairman of the Board and consistent with our policies then in effect for awarding options to our directors, we granted to Mr. Tauscher options to purchase 5,833 shares of our common stock at a per share exercise price equal to $2.55. This award consisted of options to purchase 3,333 shares due to Mr. Tauscher’s election as a director and options to purchase 2,500 shares due to Mr. Tauscher’s election as Chairman of the Board. These options have a ten-year term and vest in three equal annual installments commencing on February 20, 2005, unless a change in control of the Company occurs, in which case they become 100% vested and exercisable. In addition, under a prior consulting arrangement with us, we granted to Mr. Tauscher options to purchase an additional 77,500 shares of our common stock at a per share exercise price equal to $2.55 and, prior to his election as Chief Executive Officer, paid Mr. Tauscher a monthly cash retainer in the amount of $10,000. These options also have a ten-year term and vest in three equal annual installments commencing February 20, 2005, unless a change in control of the Company occurs, in which case, they will become 100% vested and exercisable. On March 26, 2004, we granted to Mr. Tauscher additional ten-year options to purchase 500,000 shares of common stock at a per share exercise price of $2.58 for service under a consulting agreement that was in place until his election as Chief Executive Officer. These options vest as to 25.0% of the shares subject to the options on March 26, 2005, with the remaining shares vesting in equal monthly installments over the succeeding 36 months. In addition, on September 28, 2004, we granted to Mr. Tauscher options to purchase 1,800,000 shares of common stock for service as Chief Executive Officer. The per share exercise price of all of these options is $0.97, being the per share sale price of the common stock sold by us in our September 2004 financing. The options have a ten-year term and vest in equal monthly installments over the four-year period commencing September 28, 2004. The change in control of the Company pursuant to the September 2004 Financing did not result in an acceleration of Mr. Tauscher’s options.

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

The Compensation Committee

Michael P. Downey             Francis E. Girard             John W. Watkins

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of October 15, 2006, except as otherwise noted, with respect to the beneficial ownership of our common stock by:

•	each person known to own beneficially more than five percent of our outstanding common stock;

•	each of our directors;

•	each Named Executive Officer; and

•	all executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the securities. Unless otherwise indicated below and except to the extent authority is shared by spouses under applicable law, to our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The number of shares of common stock used to calculate the percentage ownership of each listed person includes the shares of common stock underlying options, warrants and other convertible securities held by such persons that are exercisable within 60 days of October 15, 2006. Unless otherwise indicated, the address of each of our employees, officers and directors is c/o Vertical Communications, Inc., One Memorial Drive, Cambridge, Massachusetts 02142.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned		Ownership of Common Stock(1)	Shares of Series D Preferred Stock Beneficially Owned	Ownership of Series D Preferred Stock(17)
Named Directors and Executive Officers
William Y. Tauscher	1,410,781	(2)	2.9%	—	—
Richard N. Anderson	191,667	(3)	*	—	—
Kenneth M. Clinebell	—		*	—	—
Peter H. Bailey	249,167	(4)	*	—	—
Scott K. Pickett	249,167	(5)	*	—	—
Michael P. Downey	85,566	(6)	*	—	—
John W. Watkins	26,179,629	(7)	52.2%	3,000	60.0	%(18)
Francis E. Girard	40,318	(8)	*	—	—
Matthew J. Rubins	26,179,629	(9)	52.2%	3,000	60.0	%(19)
Robert J. Majteles	2,552,057	(10)	5.1%	—	—
R. Randy Stolworthy	4,787,185	(11)	9.9%	500	10.0	%(20)
Duncan G. Perry	—		*	—	—
All directors and executive officers as a group (12 persons, including one former executive officers)	35,745,537		64.1%	—	—

5% Stockholders

M/C Venture Partners 75 State Street, Suite 2500 Boston, MA 02109	26,179,629	(12)	52.2%	3,000	60.0	%(21)
Austin W. Marxe and David M. Greenhouse c/o Special Situations Funds 153 East 53rd Street New York, NY 10022	12,182,168	(13)	25.7%	—	—
Pathfinder Ventures 4131 N. 24th St., Suite C-207 Phoenix, AZ	4,781,869	(14)	9.9%	500	10.0	%(22)
Coral’s Momentum Fund, Limited Partnership 60 South Sixth Street, Suite 3510 Minneapolis, MN 55402	2,546,988	(15)	5.4%	—	—
Greenway/Walker Smith 300 Crescent Court, Suite 1111 Dallas, TX 75201	1,562,500	(16)	3.2%	1,500	30.0	%(23)

*	Less than 1%
(1)	The percentages reported in this column are based on 47,016,918 shares of common stock issued and outstanding as of October 15, 2006.
(2)	Consists of 1,410,781 shares of common stock issuable upon exercise of options exercisable within 60 days of October 15, 2006.
(3)	Consists of 191,667 shares of common stock issuable upon exercise of options exercisable within 60 days of October 15, 2006.
(4)	Consists of 249,167 shares of common stock issuable upon exercise of options exercisable within 60 days of October 15, 2006.
(5)	Consists of 249,167 shares of common stock issuable upon exercise of options exercisable within 60 days of October 15, 2006.
(6)	Consists of 55,600 shares of common stock owned by Mr. Downey and 29,966 shares issuable upon exercise of options exercisable within 60 days of October 15, 2006.

(7)	Consists of: (a) 21,760,545 shares of common stock owned, 589,918 shares issuable upon exercise of warrants held, and 2,359,672 shares issuable upon conversion of the Series D Preferred Stock owned by M/C Venture Partners V, L.P., of which Mr. Watkins is a Manager of M/C VP V, LLC, the sole general partner of M/C Venture Partners V, L.P., (b) 502,038 owned, 10,989 shares issuable upon exercise of warrants held, and 43,958 shares issuable upon conversion of the Series D Preferred Stock owned by M/C Venture Investors, LLC, of which Mr. Watkins is a Manager, and (c) 792,046 shares of common stock owned, 24,093 shares issuable upon exercise of warrants held and 96,370 shares issuable upon conversion of the Series D Preferred Stock owned by Chestnut Venture Partners, L.P. of which, Mr. Watkins is a General Partner of Chestnut Street Partners, Inc., the General Partner of Chestnut Venture Partners, L.P.
(8)	Consists of 17,332 shares of common stock owned and 22,986 shares of common stock issuable upon exercise of options exercisable within 60 days of October 15, 2006.
(9)	Consists of: (a) 21,760,545 shares of common stock owned, 589,918 shares issuable upon exercise of warrants held, and 2,359,672 shares issuable upon conversion of the Series D Preferred Stock owned by M/C Venture Partners V, L.P., of which Mr. Rubins is a Manager of M/C VP V, LLC, the sole general partner of M/C Venture Partners V, L.P., (b) 502,038 shares of common stock owned, 10,989 shares issuable upon exercise of warrants held, and 43,958 shares issuable upon conversion of the Series D Preferred Stock owned by M/C Venture Investors, LLC, of which Mr. Rubins is a Manager, and (c) 792,046 shares of common stock owned, 24,093 shares issuable upon exercise of warrants held and 96,370 shares issuable upon conversion of the Series D Preferred Stock owned by Chestnut Venture Partners, L.P. of which, Mr. Rubins is a General Partner of Chestnut Street Partners, Inc., the General Partner of Chestnut Venture Partners, L.P.
(10)	Consists of (a) 5,069 shares of common stock issuable upon exercise of options exercisable within 60 days of October 15, 2006 and (b) 2,546,988 shares of common stock held by Coral’s Momentum Fund, Limited Partnership, of which Mr. Majteles is an affiliate director of Coral’s Momentum Fund Management Partners, LLC, the general partner of Coral’s Momentum Fund, Limited Partnership and has shared voting and dispositive control over such shares. Mr. Majteles disclaims beneficial ownership of the shares beneficially owned by Coral’s Momentum Fund, Limited Partnership.
(11)	Consists of (a) 878,272 shares of common stock owned, 103,764 shares issuable upon exercise of warrants held, and 416,667 shares issuable upon conversion of the Series D Preferred Stock owned by Pathfinders Ventures III, L.L.C., of which Mr. Stolworthy is a co-manager of the managing member, (b) 2,922,500 shares of common stock owned and 440,666 shares issuable upon exercise of warrants held by Pathfinder Ventures II, L.L.C., of which Mr. Stolworthy is a co-manager of the managing member of Pathfinder Ventures II, L.L.C., (c) 20,000 shares of common stock owned by Pathfinder Ventures, LLC, of which Mr. Stolworthy is the managing member, (d) 5,266 shares of common stock owned by Mr. Stolworthy, and (e) 50 shares of common stock owned by Mr. Stolworthy’s children. In general, the aggregate number of shares of common stock that Mr. Stolworthy may acquire upon exercise is limited to the extent necessary to ensure that, following such exercise, the total number of shares of common stock then beneficially owned by Mr. Stolworthy or any affiliate thereof does not exceed 9.999% of the total number of issued and outstanding shares of common stock giving effect to such conversion or exercise.
(12)	Consists of the shares described in footnote 7 above.
(13)	Consists of (a) 6,454,166 shares of common stock owned and 234,842 shares issuable upon exercise of warrants by Special Situations Fund III, L.P.; (b) 2,049,228 shares of common stock owned and 78,285 shares issuable upon exercise of warrants by Special Situations Cayman Fund, L.P.; (c) 2,000,303 shares of common stock owned and 78,285 shares issuable upon exercise of warrants by Special Situations Private Equity Fund, L.P.; (d) 191,925 shares of common stock owned and 6,743 shares issuable upon exercise of warrants by Special Situations Technology Fund, L.P. and (e) 1,053,936 shares of common stock owned and 34,455 shares issuable upon exercise of warrants by Special Situations Technology Fund II, L.P. MGP Advisors Limited is the general partner of Special Situations Fund III, L.P. AWM Investment Company, Inc. is the general partner of MGP Advisors Limited and the general partner of and investment adviser to the Special Situations Cayman Fund, L.P. SST Advisers, L.L.C. is the general partner of and investment adviser to the Special Situations Technology Fund, L.P. and the Special Situations Technology Fund II, L.P. MG Advisers, L.L.C. is the general partner of and investment adviser to the Special Situations Private Equity Fund, L.P. Austin W. Marxe and David M. Greenhouse are the principal owners of MGP Advisors Limited, SST Advisers, L.L.C., AWM Investment Company, Inc. and MG Advisers, L.L.C. and are principally responsible for the selection, acquisition and disposition of the portfolio securities by each investment adviser on behalf of its fund.
(14)	Consists of (a) 878,272 shares of common stock owned, 103,764 shares issuable upon exercise of warrants held, and 416,667 shares issuable upon conversion of the Series D Preferred Stock owned by Pathfinders Ventures III, L.L.C., (b) 2,922,500 shares of common stock owned and 440,666 shares issuable upon exercise of warrants held by Pathfinder Ventures II, L.L.C., and (c) 20,000 shares of common stock owned by Pathfinder Ventures, LLC. In general, the aggregate number of shares of common stock that Mr. Stolworthy may acquire upon exercise is limited to the extent necessary to ensure that, following such exercise, the total number of shares of common stock then beneficially owned by Mr. Stolworthy or any affiliate thereof does not exceed 9.999% of the total number of issued and outstanding shares of common stock giving effect to such conversion or exercise.
(15)	Consists of 2,546,988 shares of common stock held by Coral’s Momentum Fund, Limited Partnership.

(16)	Consists of (a) 16,750 shares issuable upon exercise of warrants held and 67,000 shares issuable upon conversion of the Series D Preferred Stock owned by SRB Greenway Capital, L.P. , (b) 131,417 shares issuable upon exercise of warrants held and 525,667 shares issuable upon conversion of the Series D Preferred Stock owned by SRB Greenway Capital (Q.P.), L.P., (c) 8,083 shares issuable upon exercise of warrants held and 32,333 shares issuable upon conversion of the Series D Preferred Stock owned by SRB Greenway Offshore Operating Fund, L.P., (d) 8,438 shares issuable upon exercise of warrants held and 33,750 shares issuable upon conversion of the Series D Preferred Stock owned by Walker Smith Capital, L.P., (e) 48,125 shares issuable upon exercise of warrants held and 192,500 shares issuable upon conversion of the Series D Preferred Stock owned by Walker Smith Capital (Q.P.), L.P., (f) 72,583 shares issuable upon exercise of warrants held and 290,333 shares issuable upon conversion of the Series D Preferred Stock owned by Walker Smith International Fund, Ltd. and (g) 27,104 shares issuable upon exercise of warrants held and 108,417 shares issuable upon conversion of the Series D Preferred Stock owned by HHMI Investments, L.P.
(17)	The percentages reported in this column are based on 5,000 shares of Series D Preferred Stock issued and outstanding as of October 15, 2006.
(18)	Consists of: (a) 2,831 shares of Series D Preferred Stock owned by M/C Venture Partners V, L.P., of which Mr. Watkins is a Manager of M/C VP V, LLC, the sole general partner of M/C Venture Partners V, L.P., (b) 53 shares of Series D Preferred Stock owned by M/C Venture Investors, LLC, of which Mr. Watkins is a Manager, and (c) 116 shares of Series D Preferred Stock owned by Chestnut Venture Partners, L.P. of which, Mr. Watkins is a General Partner of Chestnut Street Partners, Inc., the General Partner of Chestnut Venture Partners, L.P.
(19)	Consists of: (a) 2,831 shares of Series D Preferred Stock owned by M/C Venture Partners V, L.P., of which Mr. Rubins is a Manager of M/C VP V, LLC, the sole general partner of M/C Venture Partners V, L.P., (b) 53 shares of Series D Preferred Stock owned by M/C Venture Investors, LLC, of which Mr. Rubins is a Manager, and (c) 116 shares of Series D Preferred Stock owned by Chestnut Venture Partners, L.P. of which, Mr. Rubins is a General Partner of Chestnut Street Partners, Inc., the General Partner of Chestnut Venture Partners, L. P.
(20)	Consists of (a) 500 shares of Series D Preferred Stock owned by Pathfinders Ventures III, L.L.C., of which Mr. Stolworthy is a co-manager of the managing member.
(21)	Consists of the shares described in footnote 18 above.
(22)	Consists of the shares described in footnote 20 above.
(23)	Consists of (a) 80 shares of Series D Preferred Stock owned by SRB Greenway Capital, L.P. , (b) 631 shares of Series D Preferred Stock owned by SRB Greenway Capital (Q.P.), L.P., (c) 39 shares of Series D Preferred Stock owned by SRB Greenway Offshore Operating Fund, L.P., (d) 41 shares of the Series D Preferred Stock owned by Walker Smith Capital, L.P., (e) 231 shares of the Series D Preferred Stock owned by Walker Smith Capital (Q.P.), L.P., (f) 348 shares of the Series D Preferred Stock owned by Walker Smith International Fund, Ltd. and (g) 130 shares of the Series D Preferred Stock owned by HHMI Investments, L.P.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

2006 Equity Financing

Under the Securities Purchase Agreement, dated February 9, 2006 (the “Securities Purchase Agreement”) between the Company and certain investors (the “2006 Investors”), the Company received a total of $5.0 million from the 2006 Investors in exchange for the issuance of 5,000 shares of Series D Preferred Stock (the “Series D Shares”). The per share purchase price for the Series D Shares was $1000.00. Certain of our directors are designees of entities who participated in the 2006 Equity Financing as investors. Therefore, our Board of Directors formed a special committee of directors (the “Special Committee”) to negotiate and finalize the terms of the Stock Purchase Agreement. Among other things, the Special Committee (1) negotiated the terms of the agreements related to the Stock Purchase Agreement, (2) engaged a financial consultant to provide an estimate of the indicated fair value of the Company’s post acquisition equity, and (3) approved the sale of shares of our common stock to the 2006 Investors.

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

As a result of the Company’s Effectiveness Default under the 2005 Equity Financing, the Company has accrued $1.0 million and $0.5 million of liquidated damages related to the 2005 and 2004 Equity Financings, respectively

Relationship Between the 2006 Investors, the 2005 Investors, the 2004 Investors, and Certain Members of our Board of Directors.

John W. Watkins and Matthew J. Rubins are each general partners of M/C Venture Partners. Each of Messrs. Watkins and Rubins were elected to our board of directors, as designees of M/C Venture Partners, pursuant to the terms of the Stock Purchase Agreement. See “Board Structure,” above. M/C Venture Partners is a 2006 Investor, a 2005 Investor, a 2004 Investor and the largest holder of our issued and outstanding common stock. M/C Venture Partners and its related entities purchased an aggregate of 3,000 shares of our Series D Preferred Stock in the 2006 Equity Financing and 4,610,926 shares of our common stock in the 2005 Equity Financing. M/C Venture Partners and its related entities purchased an aggregate of 17,565,431 shares of common stock in the 2004 Equity Financing.

Robert J. Majteles is the managing member of Treehouse Capital, LLC, an investment firm. Mr. Majteles and Treehouse Capital have entered into an agreement with SSF, an affiliate of Austin W. Marxe and David M. Greenhouse pursuant to which Treehouse Capital, through Mr. Majteles, provides management and financial advisory services for the funds on request. Pursuant to this agreement, the funds pay Treehouse Capital a retainer of $10,000 per month. If Mr. Majteles’ services are requested by the funds with respect to a particular portfolio investment, Treehouse Capital is entitled to 10% of the funds’ net gain or net loss on the investment during the term of the agreement, offset by fees that may be paid by the portfolio company to Treehouse Capital or Mr. Majteles directly and, except in some cases, the amount of the retainer paid to Treehouse Capital. Under that agreement, Mr. Majteles is required to act independently of the funds in discharging his fiduciary duties to stockholders of any company for which he serves as a member of the board of directors and also is obligated not to disclose to the funds or use for his own benefit any confidential information he obtains in connection with his service for a particular portfolio company. Mr. Majteles does not have or share voting or dispositive power over any securities held by the funds. Mr. Majteles has agreed to serve as a director of the Company pursuant to that agreement, and has been elected a director of the Company, as a designee of the former holders of our Series B Preferred Stock (a majority of which was held by investment funds affiliated with Austin W. Marxe and David M. Greenhouse), pursuant to the terms of the stock purchase agreement. See “Board Structure,” above. In addition, Mr. Majteles is a member of Coral’s Momentum Fund Management Partners, LLC, the general partner of Coral’s Momentum Fund, Limited Partnership, a 2005 Investor and an affiliate director of Coral’s Momentum Fund, Limited Partnership. SSF was a 2004 Investor and a 2005 Investor, and Coral Momentum Fund, Limited Partnership participated as a 2005 Investor. Both of these entities hold in excess of five percent of our currently issued and outstanding common stock. SSF and its related entities purchased an aggregate of 3,293,600 shares of our common stock in the 2005 Equity Financing. SSF and its related entities purchased an aggregate of 4,213,068 shares of common stock in the 2004 Equity Financing. Coral’s Momentum Fund, Limited Partnership purchased 2,546,988 shares of common stock in the 2005 Equity Financing.

R. Randy Stolworthy is a co-manager of the managing member of Pathfinder Ventures. Mr. Stolworthy was elected a director of the Company, as a designee of the former holders of our Series C Preferred Stock (a majority of which was held by Pathfinder Ventures), pursuant to the terms of the 2004 Agreement. See “Board Structure,” above. Pathfinder Ventures and its affiliates are 2006 Investors and 2005 Investors. Pathfinder Ventures and its related entities purchased an aggregate of 500 shares of our Series D Preferred Stock in the 2006 Equity Financing and 878,272 shares of our common stock in the 2005 Equity Financing. Pathfinder Ventures and its affiliates purchased an aggregate of 1,450,000 shares in the 2004 Equity Financing.

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

In conjunction with the settlement of the litigation, CIPH agreed to reduce the amount of earnout payments due to them under the Asset Purchase Agreement by $1.2 million. Through June 30, 2006, we have paid $1.3 million of the earn-out provision and accrued an additional $0.8 million. Scott Pickett, our Chief Technology Officer, is a former employee and current director of CIPH. Pursuant to the Asset Purchase Agreement between the Company and Vertical Networks, Mr. Pickett received the second half of an incentive payment in accordance with the Vertical Networks Amended and Restated Employees Incentive Plan from CIPH during the fiscal year ended June 30, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Auditors’ Fees

The following table summarizes the fees of KPMG LLP and Vitale Caturano & Company, our independent auditors, billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two fiscal years for other services:

Fee Category	2006	2005
Audit Fees(1)	$308,558	$315,100
Audit-Related Fees(2)	$130,910	$195,052
Tax Fees(3)	$27,000	$35,000
All Other Fees	—	—

Total Fees	$466,468	$545,152

(1)	Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.
(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees”. These services relate to employee benefit audits, internal control reviews, attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

None of the audit-related fees billed in 2006 or 2005 related to services provided under the de minimis exception to the audit committee pre-approval requirements.

(3)	Tax fees consist solely of fees for tax compliance, which relate to preparation of original and amended tax returns and claims for refunds.

None of the tax fees billed in 2006 or 2005 were provided under the de minimis exception to the audit committee pre-approval requirements.

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

From time to time, the Audit Committee may pre-approve specified types of services that are expected to be provided to the Company by its independent auditors during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount. All accounting work for the year ended June 30, 2006 was pre-approved by the audit committee in accordance with its stated pre-approval policies.

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

VERTICAL COMMUNICATIONS, INC.

By:	/s/ WILLIAM Y. TAUSCHER
William Y. Tauscher Chairman and Chief Executive Officer

Date:	October 31, 2006