Form 10-Q
period 2006-09-30
Vertical Communications, Inc.
filed 2006-11-14
CIK 877931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non –accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class of Common Stock	Shares Outstanding as of November 1, 2006
Common Stock, $0.01 par value per share	47,016,918

VERTICAL COMMUNICATIONS, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.—FINANCIAL STATEMENTS

VERTICIAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2006 (Unaudited)	June 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$1,525	$4,726
Trade receivables, net of allowances of $319 and $322, respectively	8,162	10,510
Inventories, net	6,899	6,071
Prepaid expenses	2,367	2,855
Deferred costs	4,379	4,120
Restricted cash	389	389

Total current assets	23,721	28,671

Property and equipment	5,525	5,460
Less accumulated depreciation and amortization	(3,650)	(3,259)

Net property and equipment	1,875	2,201

Goodwill	25,759	25,759
Intangible assets, net of accumulated amortization	6,179	6,567
Deferred costs, net of current portion	6,227	6,777
Other assets	86	104

Total assets	$63,847	$70,079

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,102	$4,964
Accrued liabilities	8,619	8,752
Deferred revenue	10,646	10,409
Customer deposits	175	175
Current portion of long term debt	7,633	10,805

Total current liabilities	32,175	35,105

Deferred revenue, net of current portion	11,408	12,196
Deferred tax liability	1,040	883
Long term debt, net of current portion	10	416

Total liabilities	44,633	48,600

Series D convertible, redeemable preferred stock, $1.00 par value, 5,000 shares authorized, issued and outstanding at September 30, 2006; liquidation preference of $5,255 including dividends.	3,720	3,555

Shareholders’ equity:
Preferred stock, $1.00 par value, authorized 30,000,000 shares.	—	—
Common stock, $.01 par value per share. Authorized 250,000,000 shares; issued and outstanding 47,016,918 shares at September 30, 2006 and at June 30, 2006.	470	470
Accumulated other comprehensive income (loss)	(10)	(15)
Additional paid-in capital	94,264	93,389
Accumulated deficit	(78,744)	(75,410)
Deferred Toshiba equity cost	(486)	(510)

Net shareholders’ equity	15,494	17,924

Total liabilities, convertible redeemable preferred stock and shareholders equity	$63,847	$70,079

See notes to condensed consolidated financial statements.

VERTICIAL COMMUNICATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended September 30,
	2006	2005
Net revenue	$15,870	$9,887
Cost of sales	7,754	3,646

Gross profit	8,116	6,241

Operating expenses:
Sales and marketing	3,630	3,939
Product development	3,070	2,995
General and administrative	4,097	2,423
Amortization of intangible assets	307	179

Total operating expenses	11,104	9,536

Loss from operations	(2,988)	(3,295)
Interest expense	(207)	—
Other income, net	19	17

Loss before provision for income tax	(3,176)	(3,278)
Provision for income taxes	156	84

Net loss	(3,332)	(3,362)

Series D preferred stock accretion and dividends	165	—

Net loss applicable to common shareholders	$(3,497)	$(3,362)

Net loss applicable to common shareholders per share—basic and diluted	$(0.07)	$(0.10)
Weighted average common shares outstanding—basic and diluted	47,017	34,720

See notes to condensed consolidated financial statements.

VERTICIAL COMMUNICATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(3,332)	$(3,362)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	780	480
Amortization of deferred Toshiba equity costs	24	27
Non-cash compensation	1,040	1,168
Deferred tax provision	156	80
Non-cash changes in accounts receivable allowance	(3)	5
Changes in assets and liabilities:
Trade receivables	2,351	(2,014)
Inventories	(828)	(143)
Prepaid expenses	488	205
Deferred costs	291	528
Other assets	18	(24)
Accounts payable	137	(63)
Accrued liabilities	(84)	214
Deferred revenue	(551)	(111)

Net cash provided by (used in) operating activities	487	(3,010)

Cash flows from investing activities:
Cash used for acquisitions, net of cash acquired	—	(18,633)
Purchases of property and equipment	(65)	(251)
Restricted cash	—	(99)

Net cash used in investing activities	(65)	(18,983)

Cash flows from financing activities:
Payments of capital lease obligations	(6)	—
(Repayment) proceeds of bank term loan	(400)	2,000
Net change in bank revolver facility	(3,222)	7,000
Proceeds from issuance of common stock	—	12,853

Net cash used in (provided by) financing activities	(3,628)	21,853

Effect of foreign currency exchange rates	5	(2)

Net decrease increase in cash and cash equivalents	(3,201)	(142)
Cash and cash equivalents at beginning of period	4,726	4,880

Cash and cash equivalents at end of period	$1,525	$4,738

SUPPLEMENTAL CASH FLOW INFORMATION:
Non cash dividend and accretion on Series D preferred stock	165	—
Cash paid for interest	146	—

On September 28, 2005 the Company acquired the assets of Comdial Corporation as follows (see Note 3):

	Three Months Ended September 30,
	2006		2005
Accounts receivable	$		$3,158
Inventory		—	4,540
Other current assets		—	2,248
Property and equipment		—	1,285
Other assets		—	150
Intangible assets		—	4,300
Goodwill		—	9,190
Cash used in acquisitions, net of cash acquired		—	(19,249)

		—	5,622
Note payable to Comdial Corporation		—	(2,500)

Accrued direct acquisition costs		—	—

Liabilities assumed		$—	$3,122

See notes to condensed consolidated financial statements.

VERTICIAL COMMUNICATIONS, INC. AND SUBSIDIARIES

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The balance sheet amounts at June 30, 2006 in this report were derived from our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006. In the opinion of management, the accompanying financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the financial results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although we believe that the disclosures are adequate to make the information presented not misleading, we recommend that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 on file with the SEC. The results of operations for the three months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year or any other future periods.

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Areas where significant judgments are made include, but are not limited to, revenue recognition, as well as the accounting for our acquisition of the assets of Comdial Corporation as discussed below. Actual results could differ materially from these estimates. The accounting policies applied are consistent with those disclosed in our Annual Report on Form 10-K as disclosed in Note 2.

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

The 2004 Plan initially provided that the maximum number of options that could be granted would be 2,000,000 shares, plus the lesser of 150,000 shares of Common Stock or 1.5% of the number of shares of common stock issued and outstanding as of July 1 of each year commencing on July 1, 2004 (the “Evergreen” clause). On September 28, 2004, the 2004 Plan was amended to provide that the maximum number of options that can be granted would be increased to 8,236,255 shares and the Evergreen clause was removed from the plan so that the maximum number of shares that could be granted would no longer increase automatically each year. On April 3, 2006, the 2004 Plan was amended to provide that the maximum number of options that can be granted would be increased to 10,768,865. Our policy is to issue shares upon option exercise from new shares that were previously authorized.

In the quarter ended September 30, 2006, the Company granted 980,500 options and in the quarter ended September 30, 2005, we granted 137,250 options.

The adoption of SFAS No. 123R increased loss from operations and net loss for the three months ended September 30, 2006 and 2005 by $1.0 million ($0.02 per basic and diluted share) and $1.2 million ($0.03 per basic and diluted share), respectively. As of September 30, 2006, $10.0 million of unvested stock-based compensation has not yet been recognized by the Company. The unvested stock-based compensation balance is expected to be expensed over a weighted average period of 2.7 years.

The following table summarizes the allocation of stock-based compensation from employee stock options included in operating expenses by line item in the Unaudited Consolidated Condensed Statements of Operations for the periods indicated (in thousands):

	Three Months Ended September 30,
	2006	2005
Sales and marketing	$349	$269
Product development	296	385
General and administrative	395	514

Total	$1,040	$1,168

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

	Year Ended June 30,
	2007	2006
Expected dividend yield	0%	0%
Volatility factor	116.5%	113%-115%
Risk free interest rate	4.87%	3.45%-5.03%
Expected life	6 Years	6 Years

The risk-free interest rate is based upon the U. S. Treasury securities yield. The term of the options grant is derived from historical data. The expected volatility is based upon the historical volatility of the Company’s common stock over the period of time.

The following summarizes stock option activity for the three month period ended September 30, 2006:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at June 30, 2006	8,216,803	$1.89
Granted	980,500	$0.48
Exercised	—	$0.00
Forfeited	(309,175)	$1.60

Outstanding at September 30, 2006	8,888,128	$1.75	8.4
Exercisable at September 30, 2006	3,183,171	$2.99	7.7

Goodwill

The Company accounts for its goodwill in accordance with the provisions of FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This statement requires that goodwill be periodically tested for impairment, with impaired assets written down to fair value. As of September 1, 2006, the Company conducted its annual impairment test of goodwill by comparing fair value to the carrying amount of its underlying assets and liabilities. The Company determined that the fair value exceeded the carrying amount of the assets and liabilities, therefore no impairment existed as of the testing date.

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

The purchase price for Vertical Networks consisted of: $12.5 million in cash, paid at closing, with an additional $1.0 million held in escrow to secure Vertical Networks’ indemnification obligations to us, $1.0 million in transaction costs, the assumption of most liabilities of Vertical Networks and an earnout provision of up to $4.3 million. The earnout obligation is equal to the first $4.3 million of non-refundable software license revenues collected by us from CVS Pharmacy, Inc. (“CVS”) in connection with a specific contract. We have paid $1.7 million of the earn-out provision and accrued an additional $0.4 million of the earn-out provision through September 30, 2006. As of June 30, 2006, the entire $1.0 million in escrow was released to Vertical Networks.

Comdial Corporation

On September 28, 2005, we completed the acquisition of substantially all of the assets of Comdial (the “Comdial Assets”) from Comdial, pursuant to the terms of an asset purchase agreement entered into on September 1, 2005. The Comdial Assets included all of Comdial’s intellectual property, fixed assets, equipment, inventories, accounts receivable, rights under contracts and leases, cash and other current assets.

In exchange for the acquired assets, we (i) delivered $14.5 million in cash, (ii) executed an 8% secured promissory note in the aggregate principal amount of $2.5 million to Comdial (see Note 12), (iii) repaid $1.7 million of debtor-in-possession financing incurred to fund operations of Comdial prior to the closing, (iv) repaid an amended and restated note dated May 25, 2005, issued by Comdial to Dialcom Acquisition, LLC, in the principal amount of $1.9 million and (v) paid $0.4 million and assumed $0.2 million of Comdial’s remaining obligations under a key employee retention plan with Comdial’s employees, as approved by an order of the Bankruptcy Court. In addition, we incurred approximately $0.8 million in transaction costs related to the acquisition.

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

The following pro forma unaudited condensed financial information gives effect to our acquisition of Comdial as if it had occurred on July 1, 2005. The following information is based on historical results of our operations for the three months ended September 30, 2005 and of Comdial for the same historical period. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of the consolidated company that would have actually occurred had the acquisition of Comdial been effected as of July 1, 2005. The unaudited pro forma combined financial data and related notes thereto should be read in conjunction with the historical consolidated financial statements of Comdial as presented in our Form 8-K/A filed November 14, 2005.

	Three Months Ended September 30, 2005 (unaudited)
	Vertical	Comdial	Pro Forma Adjustment	Combined Pro Forma as Adjusted
Net product revenue	$9,887	$8,969	$—	$18,856
Net loss	(3,362)	(2,806)	(409)	(6,577)
Net loss applicable to common shareholders	(3,362)	(2,806)	(409)	(6,577)
Net loss applicable to common stock – Basic and Diluted	$(0.10)			$(0.26)

The pro forma adjustments include the amortization expense for the acquired identifiable intangible assets, of approximately $0.2 million per quarter, the interest expense for the amounts borrowed to finance the acquisition of approximately $0.2 million, and deferred income tax expense associated with the goodwill valuation of $9.4 million.

(4) INVENTORIES

Inventories, net, at September 30, 2006 and June 30, 2006 are $6.9 million and $6.1 million, respectively, consisting of the following (in thousands):

	September 30, 2006	June 30, 2006
Raw Materials	$307	$392
Finished Goods	$6,592	$5,679

	$6,899	$6,071

The increase in inventory held at September 30, 2006 is primarily due to an increase in the number of phones on hand and to the timing of receipts of finished goods anticipated to be sold in the second fiscal quarter of 2007.

(5) INTANGIBLE ASSETS

Intangible assets related to the acquisitions of Vertical Networks and Comdial at September 30, 2006 and June 30, 2006 consist of the following (in thousands):

	September 30, 2006	June 30, 2006	Life in Years
Acquired technology-Vertical Networks	$800	$800	5
Acquired customers relationships-Vertical Networks	3,500	3,500	5
Trade names/trademarks-Comdial	200	200	1
Acquired customer relationships-Comdial	3,300	3,300	10
Acquired technology- Comdial	800	800	5

	8,600	8,600
Accumulated amortization	(2,421)	(2,033)

	$6,179	$6,567

Amortization expense for the three months ending September 30, 2006 and 2005 was $0.4 million and $0.2 million respectively, of which $80 thousand and $40 thousand, respectively, was included in cost of sales.

(6) DEBT

The Company financed a portion of the purchase price for the Comdial Assets (the “2005 Debt Financing”) by entering into a loan agreement with SVB on September 28, 2005 (the “SVB Loan Agreement”). The SVB Loan Agreement terms provide the Company with a revolving line of credit in an amount not to exceed $7,000,000 (the “Revolving Loan”), as well as a $2,000,000 term loan (the “Term Loan”). The Revolving Loan initially matured on September 27, 2006. On September 27, 2006, the Company entered into a Third Loan Modification Agreement with SVB under which the maturity date of the Revolving Loan was extended from September 27, 2006 to October 31, 2006. In addition, the credit limit was redefined as the lesser of (A) $7,000,000 less the amounts outstanding under the term loan and the amounts outstanding for letter of credit or cash management services, or (B) 80% of eligible accounts receivable plus 20% of eligible inventory less the amounts outstanding under the term loan and the amounts outstanding for letter of credit or cash management services. The interest rate on the Revolving Loan was changed to the “Prime Rate” plus 1.75% per annum and the interest rate on the Term Loan was changed to the “Prime Rate” plus 2.25% per annum. Certain of the provisions of the financial covenants were modified to eliminate the minimum cash balances covenant and add a minimum equity raise covenant which specifies that the Company must receive a minimum of $5,000,000 in net proceeds from the issuance of equity securities and/or subordinated debt on or before November 1, 2006. In addition the minimum earnings before interest, taxes, depreciation and amortization covenant was modified.

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

On September 28, 2005 (the “Closing Date”) the Company also executed a secured promissory note in the aggregate principal amount of $2,500,000 (the “Comdial Note”). The Comdial Note bears interest at the rate of 8% per annum and initially matured on the first anniversary of the Closing Date. On September 28, 2006, the Company and the Comdial Estate entered into an agreement which extended the maturity date of the Comdial Note from September 28, 2006 to November 1, 2006. The note was made subject to the minimum equity raise and minimum earnings before interest, taxes, depreciation and amortization covenants contained in the SVB Revolving Loan modification dated September 27, 2006. In addition, the Company was required to pay an extension fee of $150,000 plus all accrued interest on the note through September 28, 2006 up to a maximum of $400,000. If the Company pays off the Comdial Note in full prior to November 1, 2006, the extension fee will be reduced by $75,000.

The Comdial Note is secured by all of the Company’s assets, and is junior in interest to any security interest granted with respect to any current or future indebtedness of the Company owed to SVB, including, without limitation, amounts owing under the 2005 Debt Financing.

On October 18, 2006, the Company entered into a Senior Secured Promissory Note with NEIPF, L.P. (see Note 12). The Company used proceeds from this loan to extinguish all of the outstanding loans with SVB and the Comdial Estate.

(7) INCOME TAXES

The Company has not recognized any current income tax expense in any period presented due to the Company’s net losses. However, in fiscal years beginning with 2005, the Company is recording a deferred tax provision and corresponding liability arising from the timing differences associated with amortizing goodwill for income tax purposes over a 15 year life.

(8) CONVERTIBLE REDEEMABLE PREFERRED STOCK

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

The Company is currently liable for liquidated damages to each Series D Investor because the registration statement was not filed on or before March 27, 2006 (such an event, a “Filing Default”). As a result of the Filing Default, the Company must pay as liquidated damages to the Series D Investors, for each 30-day period of a default, an amount in cash equal to 1% of the aggregate purchase price paid by the Series D Investor pursuant to the 2006 Securities Purchase Agreement; provided that in no event will the aggregate amount of cash to be paid as liquidated damages exceed 9% of the aggregate purchase price paid by such Series D Investor. As of September 30, 2006, the Company has accrued $311,667 in liquidated damages as a result of the Filing Default.

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

(9) EQUITY

On September 28, 2004 and October 1, 2004, we sold a total of 24,159,468 shares of our Common Stock at a per share purchase price of $1.1386 to several investors (the “2004 Investors”), including M/C Venture Partners, under the terms of the 2004 Stock Purchase Agreement. In connection with, or prior to the financing, the holders of all shares of our Series B and Series C Preferred Stock converted those shares into Common Stock.

On September 28, 2005 we sold a total of 11,329,785 shares of common stock at a per share purchase price of $1.1386, under the terms of the 2005 Stock Purchase Agreement.

As a result of these and previous financings, we entered into arrangements with certain parties to register shares of our Common Stock pursuant to the following agreements:

•	Registration Rights Agreement, dated August 8, 2001 (the “2001 Agreement”) related to the Series B Preferred Stock financing;

•	Registration Rights Agreement, dated September 27, 2002 (the “2002 Agreement”);

•	Registration Rights Agreement, dated June 27, 2003, (the “2003 Agreement,” together with the 2001 Agreement and the 2002 Agreement, the “Prior Agreements”) related to the Series C Preferred Stock financing;

•	the 2004 Stock Purchase Agreement; and

•	the 2005 Stock Purchase Agreement.

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

•	With respect to the 2004 Stock Purchase Agreement (i) tolled the liquidated damages accrued or accruing under the 2004 Stock Purchase Agreement through September 28, 2005 by reason of our failure to file and have declared effective by the SEC a registration statement covering the resale of the shares of our common stock purchased pursuant to the 2004 Stock Purchase Agreement (the “Liquidated Damages”) and (ii) changing the time frame in which we are obligated to register the shares issued in the 2004 Agreements to match the time frame for registering shares under the 2005 Stock Purchase Agreement and (iii) agreed to issue new warrants to the 2004 investors in lieu of payment of the Liquidated Damages.

•	With respect to the Prior Agreements, amended the registration rights provisions of the Prior Agreements including, among other things, (i) releasing us from any liability and waiving in full, the application of the Prior Agreements with respect to the payment of liquidated damages and permanently, irrevocably and unconditionally waived in full, any right to the payment of the liquidated damages, whether accrued or accruing, under the Prior Agreements, and (ii) changing the time frame in which we are obligated to register the shares issued in the Prior Agreements to match the time frame for registering shares under the 2005 Stock Purchase Agreement.

The Company is currently liable for liquidated damages to the 2005 Investors and the 2004 Investors because the registration statement was not declared effective on or before March 12, 2006 (such an event, an “Effectiveness Default”). As a result of the Effectiveness Default, the Company must pay as liquidated damages to the 2005 Investors and the 2004 Investors, for each 30-day period of a default, an amount in cash equal to 1% of the aggregate purchase price paid by the Investors; provided that in no event will the aggregate amount of cash to be paid as liquidated damages exceed 9% of the aggregate purchase price paid by each Investor. As of September 30, 2006, the Company has accrued $1.9 million in liquidated damages as a result of the Effectiveness Default.

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

	Three Months Ended September 30,
	2006	2005
Antidilutive potential common shares excluded from net loss per share (thousands)	11,236	9,752

(11) GUARANTEES

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

(12) SUBSEQUENT EVENTS

Funding Commitment

On October 12, 2006, the Company and certain of its investors and its chief executive officer, entered into a binding, non-cancellable agreement wherein the investors and the chief executive officer committed to fund the operations of the Company, as and when needed, up to $5.0 million, through September 30, 2007.

Vodavi Transaction

On October 18, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Vodavi Technology, Inc., a Delaware corporation (“Vodavi”) and Vertical Acquisition Sub Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“MergerSub”), pursuant to which MergerSub shall be merged with and into Vodavi (the “Merger”), with Vodavi continuing its corporate existence as a wholly-owned subsidiary of the Company (the “Surviving Entity”). Upon the effectiveness of the Merger, the certificate of incorporation, the bylaws, the directors and officers of MergerSub shall be the certificate of incorporation, bylaws, directors and officers of the Surviving Entity. In accordance with Delaware law, all of the rights, privileges, powers, immunities, purposes and franchises of Vodavi and the MergerSub shall vest in the Surviving Entity. Immediately prior to the effective time of the Merger, all outstanding options to purchase shares of Vodavi capital stock, whether vested or not vested, shall be exercised pursuant to a cashless exercise procedure and all equity incentive plans administered by Vodavi shall be terminated.

At the effective time of the Merger, each issued and outstanding share of capital stock of Vodavi, except for dissenting shares, will be converted into the right to receive $7.50 cash, without interest, on the terms specified in the Merger Agreement. The aggregate consideration payable by the Company to the stockholders of Vodavi will be approximately $31.2 million in cash, obtained partly through the Series E Financing discussed below and partly through the Loan Transaction described below, subject to adjustment as provided in the Merger Agreement.

Series E Financing

On October 18, 2006, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain investors (the “Series E Investors”) for the following (collectively the “Series E Financing”):

•	the sale of at least 22,000 shares of its newly designated Series E Convertible Preferred Stock, par value $1.00 per share (the “Series E Preferred Stock”) at a purchase price of $1,000 per share (the “Original Issue Price”);

•	the issuance of warrants (the “Tranche I Warrants”) to purchase an aggregate of 20,754,717 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”) at an exercise price of $0.58 per share; and

•	the issuance of additional warrants (the “Tranche II Warrants”) to purchase an aggregate of 20,754,717 shares of the Company’s Common Stock at an exercise price of $0.58 per share.

The completion of the Series E Financing is conditioned upon the consummation of the Merger of Vodavi with and into the Merger Sub pursuant to the terms and conditions of the Merger Agreement, with such date to be the “Closing Date” under the Securities Purchase Agreement. Upon consummation of the Series E Financing, the gross proceeds to the Company will be $22.0 million.

Credit Agreement

The Company entered into a Credit Agreement (the “Credit Agreement”) dated as of October 18, 2006, by and among the Company, Vertical Communications Acquisition Corp., a Delaware corporation (“VCAC”), Columbia Partners, L.L.C. Investment Management (“Investment Manager”), and NEIPF, L.P. (“Lender”), pursuant to which the Company agreed to (a) issue a senior secured promissory note payable to Lender (the “Initial Bridge Note”) in the principal amount of up to $10.0 million; (b) so long as certain conditions are satisfied, issue a senior secured promissory note payable to Lender (the “Subsequent Bridge Note”) in the principal amount of $5.0 million; (c) so long as certain conditions are satisfied, issue a senior secured promissory note payable to Lender (the “Term Note” and, together with the Initial Bridge Note and the Subsequent Bridge Note, the “Loans”) in the principal amount of $15.0 million; and

(d) upon the issuance of the Initial Bridge Note, issue to Lender (i) a Warrant to purchase 4,500,000 shares of the Company’s Common Stock at an exercise price equal to $0.01 per share on terms and conditions substantially similar to the Tranche I Warrant and (ii) an additional warrant for the purchase of 500,000 shares of the Company’s Common Stock at an exercise price equal to $0.01 per share on terms and conditions substantially similar to the Tranche II Warrant (collectively, the “Lender Warrants”). The principal amount of the Term Note and any accrued and unpaid interest thereon, including a payment premium, is due and payable in full thirty six (36) months from the date of issuance of the Term Note. The principal amount of the Initial Bridge Note and the Subsequent Bridge Note and any accrued and unpaid interest thereon is due and payable on July 1, 2007. The outstanding principal amount of the Initial Bridge Note and the Subsequent Bridge Note each bear interest at a rate per annum of fourteen percent (14%), payable in cash in arrears each fiscal quarter. The outstanding principal amount of the Term Note bears interest at a rate per annum equal to the applicable federal rate for the term of the Term Note as most recently published in the Internal Revenue Code of 1986, as amended.

The Company received the proceeds of the Initial Bridge Note on October 18, 2006 and used these proceeds to extinguish all of the outstanding loans with SVB and the Comdial Estate.

The Company is in the process of evaluating the appropriate accounting treatment for these transactions.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including, without limitation, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements. These statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “expect,” “intend,” “may,” “would,” “could,” “plan,” “seek,” “potential,” “continue,” or the negative of these terms or other comparable terminology. You should not place undue reliance on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, levels of activity, performance or achievements. Factors that may cause actual results to differ materially from current expectations, which we describe in more detail elsewhere in this Quarterly Report on Form 10-Q under the heading Item 1-A “Risk Factors,” include, but are not limited to:

•	our lack of working capital which could have a significant negative impact on our current level of operations;

•	the risk that the Company may be unable to finalize the transactions under the Merger Agreement, Series E Financing and the Credit Agreement;

•	failure to increase the sales of our products;

•	the loss of any of our key customers;

•	failure to successfully integrate the Comdial Assets into our business;

•	the introduction of competitive products, including other software- or server-based phone systems;

•	slower than expected development of the software- or server-based phone system market or any event that causes software- or server-based phone systems to be less attractive to customers;

•	continued failure to timely file our reports under the Exchange Act;

•	continued failure to have adequate disclosure controls in place;

•	continued lapses of internal controls;

•	the finding by our independent registered public accounting firm that we have a material weakness in our internal controls over financial reporting;

•	possible delisting from the OTC Bulletin Board for failure to remain current in our Exchange Act reporting obligations;

•	continued inability to achieve profitability;

•	failure to protect our intellectual property;

•	deteriorating financial performance;

•	failure to achieve the anticipated benefits from our acquisitions of Comdial and Vertical Networks, including, without limitation, failing to obtain the desired benefits for the Company’s dealers and customers;

•	failure to retain our rights to certain patents that we acquired through a license agreement resulting from the Vertical Networks Acquisition;

•	the assumptions about the future performance of the Comdial Assets may prove to be incorrect;

•	the inability to achieve the desired synergies and economies of scale after the acquisition of the Comdial Assets;

•	the inability to become a significant player within the IP-PBX telephony market; and

•	the loss of any of our key dealers or customers or Comdial’s key dealers or customers.

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

Item 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with the consolidated financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q. This item contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. Actual results may differ materially from those included in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth under “Risk Factors” as well as those otherwise discussed in this section and elsewhere in this quarterly report on Form 10-Q. See “Forward-Looking Statements”.

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

Actual results could differ materially from any one or all of these estimates discussed above. For a more detailed explanation of the judgments made in these areas, please refer to our annual report on Form 10-K for the year ended June 30, 2006.

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

Due to the lengthy period of time over which we amortize the revenue and cost of goods sold related to these systems, the revenue and cost of goods sold we report in any one period excludes most of the revenue and cost of goods sold relating to shipments in that period and includes revenue and costs of goods sold relating to shipments made in prior periods. As a result, our reported revenue and costs of good sold may not necessarily be indicative of our ability to generate customer orders in a particular period. The difference between reported revenue and costs of goods sold and customer orders in any period could be either positive or negative, and cannot be reliably predicted from period to period. The following tables demonstrate this effect by showing the amount of revenue, cost of goods sold and gross profit from systems shipped during the quarters ended September 30, 2006 and 2005 that was deferred at each quarter end (in thousands).

	Deferred Revenue	Deferred Cost of Goods Sold	Deferred Gross Profit
September 30, 2006	$1,881	$843	$1,038
September 30, 2005	658	293	365

The following table details the amount of revenue, cost of goods sold and gross profit from systems shipped during prior reporting periods that was recognized at each quarter end for the three month periods ended September 30, 2006 and 2005 (in thousands).

	Recognition of Revenue Deferred in Prior Period	Recognition of Cost of Goods Sold Deferred in Prior Period	Recognition of Gross Profit Deferred in Prior Period
September 30, 2006	$2,044	$1,121	$923
September 30, 2005	1,227	734	493

As a result of the significant revenue and cost of goods sold deferral related to current period shipments of systems, the revenue and cost of goods sold reflected in our Condensed Consolidated Financial Statements may not be indicative of our ability to generate sales of our product into the marketplace in the current period. Likewise, recognition in the current or a future period of revenue and cost of goods sold related to shipments of systems that occurred in prior years may cause the impression in the future that we are generating a higher volume of sales of our telephone systems into the market in that period than is the case.

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

SFAS No. 142, “Goodwill and Other Intangible Assets” includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. Goodwill and other indefinite lived intangible assets must be tested for impairment on at least an annual basis. Our goodwill resulting from our acquisitions of Vertical Networks and Comdial will be tested annually. Although the goodwill was deemed to not be impaired when it was tested in 2006, there can be no assurances that subsequent reviews will not result in material impairment charges. A considerable amount of judgment is required in calculating this impairment analysis, principally in determining discount rates, financial forecasts and allocation methodology. Unanticipated changes in market conditions could have a material impact on our projected cash flows. Differences in actual cash flows as compared to the projected discounted cash flows could require us to record an impairment loss.

Summary

The following is a summary of the areas that management believes are important in understanding the results of the fiscal first quarter ended September 30, 2006. This summary is not a substitute for the detail provided in the following pages or for the condensed consolidated financial statements and notes that appear elsewhere in this document.

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

Operating Expenses

Our operating expenses are comprised of:

•	Sales and marketing costs, which consist primarily of salaries and employee benefits for sales and marketing employees, travel, advertising, tradeshows and various other marketing programs;

•	Product development costs, which consist primarily of salaries and employee benefits for engineering and technical personnel;

•	General and administrative expenses, which generally represent salaries and employee benefits costs of executive, administrative, operations, finance, human resource and IT personnel, as well as professional fees, insurance costs, consulting fees and administrative expenses;

•	Stock-based, non-cash compensation expense; and

•	Amortization of intangible assets acquired from Vertical Networks and Comdial.

Results of Operations

Net Revenue

Net revenue was $15.9 million the quarter ended September 30, 2006, representing an increase of 60.5% from $9.9 million for the quarter ended September 30, 2005. The increase in net revenue is primarily attributable to the acquisition of the Comdial Assets, which was completed on September 28, 2005.

We distribute our products both domestically and internationally. International product revenue was $0.5 million, or 3% of total revenue, for the three months ended September 30, 2006 and $0.4 million, or 4% of total revenue, for the three months ended September 30, 2005.

Gross Profit

	Three Months Ended
	September 30, 2006	September 30, 2005	Change
Gross Profit	$8,116	$6,241	$1,875
% of Net Revenue	51%	63%

The decrease in gross profit as a percentage of net revenue for the quarter ended September 30, 2006, compared to the corresponding period ended September 30, 2005, was due primarily to the addition of revenue and associated cost of sales from the acquisition of the assets of Comdial, which have a lower margin compared to our other product lines.

Operating Expenses

	Three Months Ended
	September 30, 2006	September 30, 2005	Change
Sales and Marketing	$3,630	$3,939	(8)%
% of Net Revenue	23%	40%
Product Development	$3,070	$2,995	3%
% of Net Revenue	19%	30%
General and Administrative	$4,097	$2,423	69%
% of Net Revenue	26%	25%
Total Operating Expenses (including amortization of intangibles)	$11,104	$9,536	16%
% of Net Revenue	70%	96%

Sales and Marketing

The decrease in sales and marketing expense for the three months ended September 30, 2006, compared to the corresponding period ended September 30, 2005, was due primarily to reduced commissions and travel expenses offset by increases in sales support personnel as a result of the acquisition of Comdial. For the three months ended September 30, 2006, sales and marketing expenses decreased by $0.3 million, and their costs as a percentage of revenue decreased from 40% to 23%. This is primarily a result of the increase in revenue due to the acquisition of the Comdial assets. The acquisition of the assets of Comdial occurred on September 28, 2005, thus for the three months ended September 30, 2006 there is a full quarter of such expenses. The Company employed 79 sales and marketing personnel throughout the quarter ended September 30, 2006. The Company employed 68 sales and marketing personnel throughout the quarter ended September 30, 2005.

Product Development

The increase in product development expenses for the three months ended September 30, 2006, compared to the corresponding period ended September 30, 2005, was due primarily to the acquisition of the operations of Comdial. For the three months ended September 30, 2006, product development expense increased by $0.1 million, whereas their costs as a percentage of revenue decreased from 30% to 19%. This is primarily a result of the increase in revenue due to the acquisition of the Comdial assets. The increase in product development expenses for the three months ended September 30, 2006 compared to the same period ended September 30, 2005, was driven by increased payroll expenses and employee related costs. The Company employed 68 product development personnel throughout the quarter ended September 30, 2006. The Company employed 72 product development personnel throughout the quarter ended September 30, 2005.

General and Administrative

The increase in general and administrative expenses for the three months ended September 30, 2006, compared to the corresponding period ended September 30, 2005, was due primarily to the acquisition of the operations of Comdial. For the three months ended September 30, 2006, general and administrative expense increased $1.7 million, and their costs as a percentage of revenue increased from 25% to 26% as compared with the same period ended September 30, 2005. This is primarily a result of the increase in revenue attributable to sales of the Comdial products. The increase in general and administrative expenses for the three months ended September 30, 2006 compared to the same period ended September 30, 2005, was driven by increased payroll expenses and employee related costs. The Company employed 43 general and administrative personnel throughout the quarter ended September 30, 2006. The Company employed 26 general and administrative personnel throughout the quarter ended September 30, 2005.

General and Administrative expense also includes liquidated damages that we are accruing related to the 2004 Stock Purchase Agreement, the 2005 Stock Purchase Agreement and the 2006 Securities Purchase Agreement. Total liquidated damages recorded for the quarter ended September 30, 2006 was $613,000, representing an increase of $63,000 or 11%, compared with $550,000 accrued for the quarter ended September 30, 2005.

Operating Loss

For the quarter ended September 30, 2006, our operating loss decreased $0.3 million, or 9 percent, to ($3.0) million on revenue of $15.9 million, from an operating loss of ($3.3) million on revenue of $9.9 million for the quarter ended September 30, 2005. As discussed above, the factors affecting this decrease in operating loss were a $1.9 million increase in gross profit offset by a $1.6 million increase in operating expense, both primarily a result of the acquisition of the Comdial operations.

Included in the operating loss are non-cash compensation expense related to stock option grants of $1.0 million in the quarter ended September 30, 2006 compared with $1.2 million in the quarter ended September 30, 2005 and depreciation and amortization (for other than the acquired intangibles) expense of $0.4 million in the quarter ended September 30, 2006 compared with $0.3 million in the quarter ended September 30, 2005.

As mentioned above under the caption Revenue Recognition, we defer a significant portion of the revenue and cost of goods sold related to current period shipments while recognizing revenue and cost of goods sold from shipments in prior periods.

Interest Expense

Interest expense for the quarter ended September 30, 2006 was $0.2 million compared with none in the same quarter of 2005. The increase in interest expense relates to debt instruments incurred in order to finance the Comdial acquisition.

Income Tax Expense

While we incurred net losses in the quarters ended September 30, 2006 and 2005, we recorded a deferred tax provision associated with the goodwill created and intangibles acquired with the Vertical Networks and Comdial acquisitions. The effective tax rate utilized for the provision was 40.0 percent.

Financial Condition, Liquidity And Capital Resources

Despite the overall decrease in our operating expenses as a percentage of revenue, we will be required to carefully manage our expenses to maximize our liquidity. We are continuing to review our integration plans and expect to continue to reduce expenses as we reduce redundancies and streamline our operations.

	Positions at
	September 30, 2006	June 30, 2006	Change
Cash and cash equivalents	1,525	4,726	(3,201)
Working capital (excl. restricted cash)	(8,843)	(6,823)	(2,020)

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Difference
Cash provided by (used in) operating activities	487	(3,010)	3,497
Cash used in investing activities	(65)	(18,983)	18,918
Cash provided by (used in) financing activities	(3,628)	21,853	(25,481)

Net cash flows provided by operating activities were $0.5 million during the three months ended September 30, 2006. The cash provided by operating activities was due primarily to a net loss of $3.3 million, offset by depreciation and amortization of $0.8 million, $1.0 million relating to a non-cash compensation charge and a decrease of $2.4 million in our outstanding trade receivables balance. At September 30, 2006, compared to at June 30, 2006, inventory increased by $0.8 million and prepaid expenses decreased by $0.5 million. Accounts payable increased by $0.1 million and accrued liabilities increased by $0.1 million during the same period.

Working capital, consisting of total current assets minus current liabilities, was a deficit of $8.8 million at September 30, 2006. This compared to a working capital deficit of $6.8 million at June 30, 2006, representing a decrease of $2.0 million. The decrease in working capital at September 30, 2006 is primarily due to the $2.3 million decrease in outstanding trade receivables during a period when accounts payable and the accrued liabilities remained relatively flat.

We have incurred losses and negative or minimal positive cash flows from operations in every fiscal period since 1996 and have an accumulated deficit, including non-cash equity charges, of $78.7 million as of September 30, 2006. For the three months ended September 30, 2006 we incurred a net loss of approximately $3.3 million, which includes cash flows from operations of approximately $0.5 million. Our management expects that operating losses will continue in the near future. As of June 30, 2006, our cash resources were not adequate to meet our short-term requirements through the end of the 2007 fiscal year. Therefore in October, 2006, we obtained binding, non-cancellable commitments from certain of our investors and our chief executive officer to fund our operations, up to $5.0 million, through September, 2007. In addition we have entered into agreements for additional debt and equity financing in conjunction with our planned acquisition of Vodavi (see Note 12 to the Condensed Consolidated Financial Statements). As a result, we anticipate that we will meet our anticipated cash requirements for the next twelve months. A change in circumstance, such as a reduction in the demand for our products or the failure to close the Vodavi acquisition, could necessitate that we seek additional debt or equity capital or take actions to reduce our operating costs to levels that can be supported by our available cash. Such additional financings may not be available on terms acceptable to us, or at all, and may significantly affect our stockholders, including for example, by substantially diluting their ownership interest.

Contractual Obligations

	Payment due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Obligations (1)	7,643	7,633	10	—	—
Operating Lease Obligations (2)	3,583	1,337	1,522	724	—
Open Purchase Order Commitments (3)	11,796	11,796	—	—	—

Total	23,022	20,766	1,532	724	—

(1)	Debt obligations include a revolving credit facility and term loan with SVB, the Comdial Note and capital equipment leases. Subsequent to September 30, 2006 the outstanding loans with SVB and the Comdial Note were extinguished.
(2)	The Company leases office, product packaging, storage space and equipment warehouses under noncancelable operating lease agreements expiring through 2010.
(3)	We outsource substantially all of our manufacturing requirements. As of September 30, 2006, we have outstanding purchase obligations of approximately $10.6 million with our contract manufacturers that could not be canceled without significant penalties.

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

Evaluation of Disclosure Controls and Procedures.

As of September 30, 2006, our management, with the participation of our Audit Committee, Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our Disclosure Controls and Procedures. Based upon this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of September 30, 2006, the design and operation of these Disclosure Controls and Procedures were effective during the quarter ended September 30, 2006. We believe that we have adequate staffing in our finance group with the appropriate level of experience to effectively control the increased level of transaction activity, address the complex accounting matters and manage the increased financial reporting complexities resulting from the acquisitions of Vertical Networks and Comdial and the associated integration activities.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2006, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our current independent registered public accounting firm, Vitale Caturano and Company LTD. (“VCC”) advised our management and our audit committee that, in connection with their audit of our financial statements for the year ended June 30, 2005, VCC noted certain matters involving internal control and its operation that it considered to be a material weakness that constituted reportable conditions under the standards of the Public Accounting Oversight Board (PCAOB). VCC advised our management and our audit committee that it considered the following to constitute a material weakness in internal control and operations: we did not have adequate staffing in our accounting and finance group with the appropriate level of experience to effectively accomplish timely and accurate closings, control the increased level of transaction activity, address the complex accounting matters and manage the increased financial reporting complexities resulting from recent acquisitions.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

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

We had operating losses for the quarter ended September 30, 2006 and in each of the last 12 fiscal years. We also had minimal positive cash flow from operating activities in the quarter ended September 30, 2006 and had negative cash flow in seven out of the last eleven fiscal years. If our revenues do not increase significantly, without a corresponding decrease in expenses, we may never achieve profitability, on a sustained basis or at all, or generate positive cash flow in the future. In that case our business will fail. We expect to incur significant future operating losses and negative cash flows. Vertical Networks, Inc. also incurred operating losses in each of their last three fiscal years prior to being acquired by us. Comdial’s revenues and operating results have experienced fluctuations in the past and may cause our revenues and operating results to vary in the future. Comdial’s revenues and operating results have varied significantly in the past due to various factors, including changes in market acceptance of Comdial’s services, regulatory changes that may affect the marketability of Comdial’s services, budgetary cycles of Comdial’s principal clients, the mix and timing of client projects, and one-time nonrecurring and unusual charges. As a result, the operations acquired from Vertical Networks and Comdial may not consistently generate profits or positive cash flow, which would likely have a material negative impact on our business, our financial condition and our results of operations.

We will need additional working capital, the lack of which would likely have a significant negative impact on our current level of operations.

The Comdial acquisition consumed significant amounts of working capital and the Comdial Assets were acquired with limited working capital. As a result, we had negative working capital at September 30, 2006, and we may require additional capital in the future to fund our operations, finance investments in product development and corporate infrastructure, expand in our various geographic markets and respond to competitive pressures and opportunities for growth. Failure to obtain additional funding would prevent us from making expenditures that are needed to allow us to grow or maintain our operations. We cannot assure you that additional financing will be available on favorable terms, or at all. If funds are not available when required for our working capital needs or other transactions, our ability to carry out our business plan will be adversely affected, and we may be required to scale back our growth and operations to reflect the extent of available funding. If we are able to arrange for additional credit facilities from lenders, the debt instruments are likely to include limitations on our ability to incur other indebtedness, to pay dividends, to create liens, to sell or purchase our capital stock, to sell assets or to make acquisitions or enter into other transactions. Such restrictions may adversely affect our ability to finance our future operations or capital needs or to engage in other business activities, including, without limitation, acquisitions of additional businesses. We are already subject to such restrictions under the stock purchase agreement executed on September 28, 2004 (the “2004 Stock Purchase Agreement”), the stock purchase agreement executed on September 28, 2005 (the “2005 Stock Purchase Agreement”), securities purchase agreement executed on February 9, 2006 (the “2006 Securities Purchase Agreement”) and the Credit Agreement executed on October 18, 2006. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our stockholders will be reduced. These securities would likely have rights, preferences or privileges senior to those of our common stockholders. The inability to obtain substantial increases in our working capital resources will likely have a material negative impact on our business, our financial condition and our results of operations.

Our pending merger of Vodavi is an important part of our growth strategy. Failure to complete this acquisition could result in a significant delay in the implementation of our strategy and could significantly slow our growth.

We have signed the Merger Agreement to acquire Vodavi by means of its merger with and into Vertical Acquisition Sub, Inc. Assuming that we receive the Vodavi stockholder approval on a timely basis, we expect to close the merger in December 2006. The merger agreement is subject to a number of conditions. In addition, each of Vodavi and the Company has the right to terminate the merger agreement under limited circumstances. If we do not complete this acquisition, the implementation of our business strategy could be substantially delayed and our growth could slow significantly. This, in turn, could have an adverse effect on our expected earnings, financial condition and, possibly, on the market price of our common stock.

The merger is subject to a number of conditions to closing, including the receipt of required approvals from the shareholders of Vodavi. Some of the conditions, such as the Vodavi shareholders’ approval, are outside of our control. If any condition to the merger is not satisfied, the merger will not be completed. If we do not complete the merger, the market price of our common shares may fluctuate to the extent that the current market price of our common shares reflects a market assumption that the merger will be completed. We also have paid, and will be obligated to pay, certain fees and expenses in connection with the merger, even if the merger is not completed. In addition, we have each diverted significant management resources in an effort to complete the merger. If the merger is not completed for any reason, we will have incurred costs including the diversion of management resources, for which we will have received little or no benefit. The loss of such resources and time may have a material adverse effect on our financial condition and operations.

Our former and current independent registered public accounting firms have previously indicated that we have a material weakness with our internal controls and as a result, our internal controls over financial reporting may not be effective.

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

Our current independent registered public accounting firm, Vitale Caturano and Company Ltd. (“VCC”) advised our management and our audit committee that, in connection with their audit of our financial statements for the year ended June 30, 2005, VCC noted certain matters involving internal control and its operation that it considered to be a material weakness that constituted reportable conditions under the standards of the Public Accounting Oversight Board (PCAOB). VCC advised our management and our audit committee that it considered the following to constitute a material weakness in internal control and operations: we did not have adequate staffing in our accounting and finance group with the appropriate level of experience to effectively accomplish timely and accurate closings, control the increased level of transaction activity, address the complex accounting matters and manage the increased financial reporting complexities resulting from recent acquisitions.

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

We failed to timely file our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2004, December 31, 2004, and March 31, 2005, our Annual Report on Form 10-K for the year ended June 30, 2006, an amendment to our Current Report on Form 8-K originally filed September 29, 2004 to disclose certain financial data in connection with our acquisition of Vertical Networks, and our Current Report on Form 8-K relating to the execution of an office lease dated July 6, 2005. We filed the Quarterly Report for the quarter ended September 30, 2004 on January 25, 2005, filed the Quarterly Report for the quarter ended December 31, 2004 on April 1, 2005, filed the Quarterly Report for the quarter ended March 31, 2005 on June 3, 2005, filed the Annual Report on Form 10-K for the year ended June 30, 2006 on October 16, 2006 and amended it on October 31, 2006 to include Part III information, filed our amendment to our Form 8-K on April 20, 2005, and our 8-K on July 14, 2005. If we cannot timely file our Exchange Act reports in the future, we will remain ineligible to register our securities on Form S-3 until 12 months after the last late filed Exchange Act report, and ineligible to qualify for the safe harbor provisions for resale of restricted securities under Rule 144 of the Exchange Act. Inability to register securities on Form S-3 or sell restricted securities under the safe harbor provisions of Rule 144 limits the liquidity of our securities and restricts the market for our securities.

In addition, failure to remain current in our Exchange Act reporting requirements in the future may in the future result in our common stock being de-listed from the OTC Bulletin Board and adversely affect our ability to list our common stock on a national exchange or the NASDAQ Stock Market in the future. If our common stock were to be de-listed from the OTC Bulletin Board, the market for our common stock would become severely restricted and holders of our common stock may be unable to sell their shares. We have agreed in the 2004 and 2005 Stock Purchase Agreements and the 2006 Securities Purchase Agreement to seek a listing of our common stock on a national exchange or the NASDAQ Stock Market. If we are unable to list our securities on a national exchange or the NASDAQ Stock Market because we have failed to remain current in our Exchange Act reporting requirements, we may be subject to claims by M/C Venture Partners for indemnification, liability for breach of contract or other common law remedies.

If we do not resume trading on a national exchange or the NASDAQ Stock Market and if we are de-listed from the OTC Bulletin Board, trading in our common stock may only be conducted based on trading information referenced on the “Pink Sheets”. Being quoted on the “Pink Sheets” could damage our general business reputation, could impair our ability to raise additional capital and cause the market price for our shares to fall. Securities quoting on the “Pink Sheets” tend to be less liquid and subject to volatile stock prices.

Our stockholders could be adversely affected if M/C Venture Partners use their influence in a manner adverse to our stockholders’ interests.

As of September 30, 2006, M/C Venture Partners beneficially owned approximately 52.2% of our common stock. Based upon its substantial voting power and their director rights, M/C Venture Partners is in a position to exert substantial influence over matters submitted to our stockholders for approval and our management and affairs, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, M/C Venture Partners currently maintains the contractual right to nominate two members to our seven member board of directors and has a shared right with our board of directors to nominate an additional two members. Accordingly, such concentration of ownership and ability to appoint members to our board may have the effect of delaying, deterring or preventing a change in control of our company, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to take control of our company, which in turn could have a negative effect on the market price of our stock. These actions could also be adverse to our other stockholders’ interests.

Because we failed to cause the registration statement filed on December 6, 2005 to be declared effective in accordance with the timetables set forth in 2005 Stock Purchase Agreement and the 2004 Stock Purchase Agreement, as amended, we are subject to liquidated damages or liability for breach of contract.

Pursuant to the 2005 Stock Purchase Agreement and the 2004 Stock Purchase Agreement, as amended, we agreed to register the shares of our common stock issued to the 2005 Investors and the 2004 Investors for resale under the Securities Act of 1933. We agreed to file a registration statement covering these shares no later than December 12, 2005. We filed this registration statement relating to these shares of common stock, among others, on December 6, 2005 (the “Filing Date”). We further agreed to use our best efforts to cause the registration statement to become effective in certain events but no later than 90 days after the Filing Date (referred to as the “Required Effective date”). We are liable for liquidated damages to each investor as a result of the Effectiveness Default.

We must pay as liquidated damages to the 2005 Investors, and the investors who were parties to the 2004 Stock Purchase Agreement for each 30-day period of the effectiveness default, an amount in cash equal to 1% of the aggregate purchase price paid by the 2005 Investor or 2004 Investor as the case may be, pursuant to the 2005 Stock Purchase Agreement or the 2004 Stock Purchase Agreement, provided that in no event will the aggregate amount of cash to be paid as liquidated damages exceed 9% of the aggregate purchase price paid by any respective 2005 Investor or 2004 Investor.

Should we be required to make payment of these liquidated damages, it will likely have a material adverse effect on our liquidity, our financial position and our results of operations, particularly if we became obligated to make payment in full of all liquidated damages potentially due and payable under these agreements.

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

Restrictive covenants in the 2004 and 2005 Stock Purchase Agreements and the 2006 Securities Purchase Agreement may limit our ability to pursue our business strategies.

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

Restrictive covenants in the Credit Agreement may limit our ability to pursue our business strategies.

Under the terms of the Credit Agreement, we are not permitted to take certain actions without the prior written consent of Investment Manager and Lender, including, without limitation, the following:

•	mortgage, assign, pledge, transfer or otherwise permit any lien, charge, security interest encumbrance or judgment to exist on any of the collateral pledged under the Credit Agreement and related Security Agreement or our other assets, whether now owned or acquired later, except for certain permitted encumbrances;

•	incur or create any indebtedness, except for certain permitted indebtedness;

•	sell, lease, assign, transfer or otherwise dispose of (i) any collateral pledged under the Credit Agreement and Security Agreement, except for the sale of inventory and equipment in the ordinary course of our business, or (ii) all or any substantial part of our assets that do not constitute collateral. We, however, may sell obsolete or surplus equipment if certain conditions specified in the Credit Agreement are met;

•	merge or consolidate with any other entity, except as permitted by the Credit Agreement, change our structure or organizational form, reincorporate or reorganize in a new jurisdiction, or enter into or engage in any operation or activity materially different from that presently being conducted by our company;

•	pay any dividend or distribution of any kind on, or purchase, acquire, redeem or retire, any of its equity interests;

•	create any new subsidiary (other than to consummate certain acquisitions), make any advance or loan to, or any investment in any firm, entity, person or corporation, or acquire all or substantially all of the assets of, or any capital stock or equity interests in any firm, entity or corporation, except our current investments in existing subsidiaries;

•	enter into any transaction with any shareholder, officer, director, direct or indirect parent, direct or indirect subsidiary or other related person, except for certain permitted transactions;

•	make certain specified restricted payments described in the Credit Agreement;

•	use proceeds of funds received under the Credit Agreement in any manner prohibited by the Credit Agreement;

•	cause any encumbrance or restriction on the ability of our subsidiaries to make certain payments to us;

•	engage in any business other than certain specified businesses;

•	change or amend the terms of any of our subordinated debt for certain specified purposes; or

•	other customer restrictions.

If we do not comply with these covenants, we will be subject to claims for indemnification, liability for breach of contract and other common law remedies. Compliance with these covenants may limit our ability to pursue growth opportunities or address concerns with our operations. Our ability to comply with these covenants and restrictions may be affected by changes in the economic or business conditions or events beyond our control.

Certain restrictions in the certificates of designations for the Series D Preferred Stock and the Series E Preferred Stock may limit our ability to carry out our business plan.

Under the terms of the certificates of designation for our Series D Preferred Stock and our Series E Preferred Stock, we are not permitted to take certain actions without the prior written consent of holders of a majority of the outstanding Series D Preferred Stock and Series E Preferred Stock (currently M/C Venture Partners for both series of preferred stock) including, without limitation, the following:

•	amend, alter or repeal any right, preference or privilege of the Series D Preferred Stock or the Series E Preferred Stock, respectively, any provision of our certificate of incorporation or bylaws, or any document executed in connection with the Series E Financing;

•	create any additional class or series of shares of stock, or any convertible debt securities, unless it is subordinate to the Common Stock as to dividends and distribution of assets on the liquidation, dissolution or winding up of our company;

•	issue or agree to issue any equity security or any security that is convertible, exercisable or exchangeable for or into any equity security (including convertible debt securities) except certain permitted issuances;

•	change the number of shares of our capital stock reserved for grants or issuance to employees, directors, contractors or consultants under our equity incentive plans;

•	approve or engage in any transaction for the acquisition of any other person, entity or organization, the business or substantially all of the assets of any other person, entity or organization, except the acquisition of any of our subsidiaries;

•	liquidate, dissolve or wind-up our business and affairs, effect any deemed liquidation event or consent to do any of the foregoing;

•	purchase or redeem, or pay any dividend or make any distribution on, any shares of our capital stock or permit any subsidiary to do any of the foregoing except for certain permitted dividends and redemptions; or

•	change the number of directors constituting the size of the Board of Directors.

These restrictions may limit our ability to raise capital in the future or may limit our operations while they are in effect. If we take one of the above actions and fail to obtain the required consent of the respective holders of our Series D Preferred Stock and Series E Preferred Stock, it may result in the prohibited transactions being voided and we may be liable for breach of contract and other common law remedies. Additionally, we may damage our relationship with certain of our stockholders whose participation in future equity financings may be required for us to continue operations or consummate key transactions necessary for the success of our business. If these relationships are irreparably damaged, we may be unable to consummate certain transactions that may be necessary for the operation of our business.

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

Products in our Comdial inventory may become obsolete.

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

We conduct business globally. International sales accounted for approximately 3% of net sales for the quarter ended September 30, 2006 and 2% of net sales for the year ended June 30, 2006. We also acquire various raw materials and components from international suppliers. We intend to expand our presence in international markets, and we cannot assure you that we will compete successfully in international markets or meet the service and support needs of foreign customers. Our future results could be harmed by a variety of factors relating to international operations, including:

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

Item 6—EXHIBITS

Exhibit No.	Description
11.1	Form of Funding Commitment Letter dated October 12, 2006.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERTICAL COMMUNICATIONS, INC.

Dated: November 14, 2006	/s/ William Y. Tauscher
William Y. Tauscher
Chief Executive Officer and Chairman of the Board

Dated: November 14, 2006	/s/ Kenneth M. Clinebell
Kenneth M. Clinebell
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer )