Form 10-Q
period 2006-12-31
Vertical Communications, Inc.
filed 2007-02-14
CIK 877931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

or

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

Large Accelerated Filer  ☐     Accelerated Filer  ☐    Non–accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class of Common Stock	Shares Outstanding as of February 1, 2007
Common Stock, $0.01 par value per share	47,016,918

VERTICAL COMMUNICATIONS, INC.

FORM 10-Q

TABLE OF CONTEN TS

PART I – FINANCIAL INFORM ATION

Item 1. – FINANCIAL STA TEMENTS

VERTICAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLID ATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2006 (Unaudited)	June 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$15,878	$4,726
Trade receivables, net of allowances of $303 and $322, respectively	11,543	10,510
Inventories, net	13,023	6,071
Prepaid expenses	2,413	2,855
Deferred costs	4,433	4,120
Restricted cash	1,264	389

Total current assets	48,554	28,671

Property and equipment	10,182	5,460
Less accumulated depreciation and amortization	(7,522)	(3,259)

Net property and equipment	2,660	2,201

Goodwill	39,911	25,759
Intangible assets, net of accumulated amortization	17,671	6,567
Deferred costs, net of current portion	5,276	6,777
Other assets	540	104

Total assets	$114,612	$70,079

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,136	$4,964
Accrued liabilities	12,142	8,752
Trade accounts payable to a stockholder	2,973	—
Deferred revenue	10,507	10,409
Customer deposits	175	175
Current portion of long term debt	8,440	10,805

Total current liabilities	38,373	35,105

Deferred revenue, net of current portion	9,673	12,196
Deferred tax liability	5,757	883
Long term debt, net of current portion	15,153	416

Total liabilities	68,956	48,600

Series D convertible, redeemable preferred stock, $1.00 par value, 5,000 shares authorized, issued and outstanding at December 31, 2006 and June 30, 2006; liquidation preference of $5,356.	752	3,555
Series E convertible, redeemable preferred stock, $1.00 par value, 30,000 shares authorized, 27,400 shares issued and outstanding at December 31, 2006; liquidation preference of $27,628.	—	—

Shareholders’ equity:
Preferred stock, $1.00 par value, authorized 30,000,000 shares.	—	—
Common stock, $.01 par value per share. Authorized 250,000,000 shares; issued and outstanding 47,016,918 shares at December 31, 2006 and at June 30, 2006.	470	470
Accumulated other comprehensive income (loss)	(13)	(15)
Additional paid-in capital	127,320	93,389
Accumulated deficit	(82,408)	(75,410)
Deferred Toshiba equity cost	(465)	(510)

Net shareholders’ equity	44,904	17,924

Total liabilities, convertible redeemable preferred stock and shareholders equity	$114,612	$70,079

See notes to condensed consolidated financial statements.

VERTICAL COMMUNICATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATE D STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Net revenue	$18,080	$16,306	$33,950	$26,193
Cost of sales	9,423	8,441	17,177	12,087

Gross profit	8,657	7,865	16,773	14,106
Operating expenses:
Sales and marketing	3,645	4,713	7,275	8652
Product development	3,064	2,928	6,134	5,923
General and administrative	3,932	4,834	8,029	7,257
Amortization of intangible assets	364	302	671	481

Total operating expenses	11,005	12,777	22,109	22,313

Loss from operations	(2,348)	(4,912)	(5,336)	(8,207)
Interest expense	(1,220)	(306)	(1,427)	(312)
Other income, net	93	22	112	45

Loss before provision for income tax	(3,475)	(5,196)	(6,651)	(8,474)
Provision for income taxes	(189)	(159)	(345)	(243)

Net loss	(3,664)	(5,355)	(6,996)	(8,717)

Series D preferred stock accretion and dividends	202	—	367	—

Net loss applicable to common shareholders	$(3,866)	$(5,355)	$(7,363)	$(8,717)

Net loss applicable to common shareholders per share—basic and diluted	$(0.08)	$(0.12)	$(0.16)	$(0.22)
Weighted average common shares outstanding—basic and diluted	47,017	45,799	47,017	40,260

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VERTICAL COMMUNICATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSO LIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(6,996)	$(8,717)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,593	1,274
Amortization of deferred Toshiba equity costs	45	76
Non-cash interest	597	—
Non-cash compensation	2,040	2,196
Deferred tax provision	345	243
Non-cash changes in accounts receivable allowances	(3)	615
Changes in assets and liabilities, net of acquisitions:
Trade accounts receivables	1,691	(3,176)
Inventories	223	769
Prepaid expenses	2,804	843
Deferred costs	1,188	915
Other assets	70	(20)
Accounts payable	(4,271)	(2,025)
Accrued liabilities	(432)	2,164
Deferred revenue	(2,425)	475
Customer deposits	—	—

Net cash used in operating activities	(3,531)	(4,368)

Cash flows from investing activities:
Cash used for acquisitions net of cash acquired	(24,591)	(19,249)
Purchases of property and equipment	(147)	(556)
Increase in other restricted cash	(875)	(251)

Net cash used in investing activities	(25,613)	(20,056)

Cash flows from financing activities:
Payments of capital lease obligations	(11)	(5)
(Payments of)/proceeds from SVB term note	(2,000)	2,000
Payment of Comdial note	(2,575)	—
Net change in revolver facility	(6,533)	6,903
Proceeds from issuance of Columbia debt, net of issuance costs	24,440	—
Proceeds from issuance of Series E preferred stock, net of issuance costs	26,973	—
Proceeds from issuance of common stock, net of issuance costs	—	12,869

Net cash provided by financing activities	40,294	21,767

Effect of foreign currency exchange rates	2	(27)

Net increase (decrease) in cash and cash equivalents	11,152	(2,684)
Cash and cash equivalents at beginning of period	4,726	4,880
Cash and cash equivalents at end of period	$15,878	$2,196

SUPPLEMENTAL CASH FLOW INFORMATION:
Non cash dividend to series D preferred shareholders	367	—
Restricted cash released to Vertical Networks shareholders	—	416
Cash paid for taxes	—	—
Cash paid for interest	308	174

On December 1, 2006, the Company acquired Vodavi Technology, Inc. and on September 28, 2005 the Company acquired Comdial Corporation (see Note 3) as follows:

	Six months ended December 31,
	2006	2005
Accounts receivable	$2,721	$3,158
Inventory	7,175	4,540
Other current assets	2,362	2,248
Property and equipment	1,058	1,285
Other assets	12	150
Intangible assets	11,950	4,300
Goodwill	14,023	9,170
Deferred tax liability	(4,529)	—

Cash used in acquisitions, net of cash acquired	(24,591)	(18,613)

	10,181
Note payable to Comdial Corporation	—	(2,500)

Accrued direct acquisition costs	(155)	(617)

Liabilities assumed	$10,026	$3,121

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VERTICAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED C ONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

Vertical Communications, Inc. (formerly Artisoft, Inc) (the “Company”, “we”, “our”, “us” or the “Registrant”), develops, markets and sells business phone systems, software, hardware and associated services. We sell our products through distributors, resellers and system integrators such as AT&T, Fujitsu, IBM and Graybar, and we engage in alliances with those parties and other technology vendors to assist us in selling and marketing our products. Most of our end user customers rely upon resellers or systems integrators to implement our products, and these resellers and systems integrators can significantly influence our customers’ purchasing decisions. We market and sell our products in the United States, Europe and Latin America. We also have distributor relationships in Africa, Asia, Australia and the Middle East.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The balance sheet amounts at June 30, 2006 in this report were derived from our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006. In the opinion of management, the accompanying financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the financial results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although we believe that the disclosures are adequate to make the information presented not misleading, we recommend that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 on file with the SEC. The results of operations for the three and six months ended December 31, 2006 are not necessarily indicative of the results to be expected for the full year or any other future periods.

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Areas where significant judgments are made include, but are not limited to, revenue recognition, as well as the accounting for our acquisition of Vodavi Technology, Inc. as discussed below. Actual results could differ materially from these estimates. The accounting policies applied are consistent with those disclosed in our Annual Report on Form 10-K as disclosed in Note 2.

Acquisition of Vodavi Technology, Inc.

On December 1, 2006, we completed the acquisition of all of the outstanding securities of Vodavi Technology, Inc. (“Vodavi”) pursuant to an Agreement and Plan of Merger dated as of October 18, 2006 (the “Merger Agreement”), by and among the Company, Vodavi and Vertical Acquisition Sub Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“MergerSub”). MergerSub was merged with and into Vodavi (the “Merger”), with Vodavi continuing its corporate existence as a wholly-owned subsidiary of the Company. Pursuant to the Merger Agreement, each issued and outstanding share of common stock of Vodavi was converted into the right to receive $7.50 in cash, without interest, on the terms specified in the Merger Agreement. Immediately prior to the effective time of the Merger, all outstanding options to purchase shares of Vodavi capital stock, whether vested or not vested, were exercised pursuant to a cashless exercise procedure and all equity incentive plans administered by Vodavi were terminated.

Vodavi is a provider of traditional and next-generation business telecommunications solutions, targeted to small and medium-sized business, primarily in the United States. The aggregate consideration paid by the Company to the stockholders of Vodavi was approximately $31.1 million in cash (the “Merger Consideration”). In addition, the Company incurred approximately $0.5 million in transaction costs related to the merger.

The operational results of this acquisition are included in all periods since December 1, 2006, the date that the merger was consummated.

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

The 2004 Plan initially provided that the maximum number of options that could be granted would be 2,000,000 shares, plus the lesser of 150,000 shares of common stock or 1.5% of the number of shares of common stock issued and outstanding as of July 1 of each year commencing on July 1, 2004 (the “Evergreen” clause). On September 28, 2004, the 2004 Plan was amended to provide that the maximum number of options that can be granted would be increased to 8,236,255 shares and the Evergreen clause was removed from the plan so that the maximum number of shares that could be granted would no longer increase automatically each year. On April 3, 2006, the 2004 Plan was amended to provide that the maximum number of options that can be granted would be increased to 10,768,865. On October 18, 2006, the 2004 Plan was amended to provide that the maximum number of options that can be granted would be increased to 24,584,167.

The adoption of SFAS No. 123R increased loss from operations and net loss for the three and six months ended December 31, 2006 by $1.0 million ($0.02 per basic and diluted share) and $2.0 million ($0.04 per basic and diluted share), respectively. As of December 31, 2006, $8.1 million of unvested stock-based compensation has not yet been recognized by the Company. The unvested stock-based compensation balance is expected to be expensed over a weighted average period of 2.5 years. The adoption of SFAS No. 123R increased loss from operations and net income for the three and six months ended December 31, 2005 by $1.0 million ($0.02 per basic and diluted share) and $2.2 million ($0.05 per basic and diluted share), respectively.

The following table summarizes the allocation of stock-based compensation from employee stock options included in operating expenses by line item in the Unaudited Consolidated Condensed Statements of Operations for the periods indicated (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Sales and marketing	$345	$237	$694	$506
Product development	$287	$339	$583	$724
General and administrative	$368	$452	$763	$966

Total	$1,000	$1,028	$2,040	$2,196

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

The following summarizes stock option activity for the three month period ended December 31, 2006:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at September 30, 2006	8,888,128	$1.89
Granted	21,000	$0.48
Exercised	—	$—
Forfeited	(206,157)	$1.60

Outstanding at December 31, 2006	8,702,971	$1.75	8.4
Exercisable at December 31, 2006	3,503,508	$2.99	7.7

The following summarizes stock option activity for the six month period ended December 31, 2006:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at June 30, 2006	8,216,803	$1.90
Granted	1,001,500	$0.48
Exercised	—	$—
Forfeited	(515,332)	$1.60

Outstanding at December 31, 2006	8,702,971	$1.75	8.4
Exercisable at December 31, 2006	3,503,508	$2.99	7.7

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

(3) ACQUISITIONS

Vertical Networks, Inc.

On September 28, 2004, we acquired substantially all of the assets, other than patents and patent rights and most of the liabilities, of Vertical Networks Inc. (“Vertical Networks”). Vertical Networks was a leading provider of distributed IP-PBX software and communications solutions to large enterprises. We also received a patent license for the use of all of Vertical Networks’ patents and patent applications other than Vertical Networks’ rights under specified patents that do not relate to the business we purchased. In addition, we assumed specific liabilities of Vertical Networks.

The purchase price for Vertical Networks consisted of: $12.5 million in cash, paid at closing, with an additional $1.0 million held in escrow to secure Vertical Networks’ indemnification obligations to us, $1.0 million in transaction costs, the assumption of most liabilities of Vertical Networks and an earnout provision of up to $4.3 million. The earnout obligation is equal to the first $4.3 million of non-refundable software license revenues collected by us from CVS Pharmacy, Inc. (“CVS”) in connection with a specific contract. We have paid $1.7 million of the earn-out provision and accrued an additional $0.6 million of the earn-out provision through December 31, 2006. As of June 30, 2006, the entire $1.0 million in escrow was released to Vertical Networks.

Comdial Corporation

On September 28, 2005, we completed the acquisition of substantially all of the assets (the “Comdial Assets”) of Comdial Corporation (“Comdial”) pursuant to the terms of an asset purchase agreement entered into on September 1, 2005. The Comdial Assets included all of Comdial’s intellectual property, fixed assets, equipment, inventories, accounts receivable, rights under contracts and leases, cash and other current assets.

In exchange for the acquired assets, we (i) delivered $14.5 million in cash, (ii) executed an 8% secured promissory note in the aggregate principal amount of $2.5 million to Comdial (see Note 6), (iii) repaid $1.7 million of debtor-in-possession financing incurred to fund operations of Comdial prior to the closing, (iv) repaid an amended and restated note dated May 25, 2005, issued by Comdial to Dialcom Acquisition, LLC, in the principal amount of $1.9 million and (v) paid $0.4 million and assumed $0.2 million of Comdial’s remaining obligations under a key employee retention plan with Comdial’s employees, as approved by an order of the Bankruptcy Court. In addition, we incurred approximately $0.8 million in transaction costs related to the acquisition.

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

Vodavi Technology, Inc.

On December 1, 2006, Vertical completed the acquisition of all of the outstanding securities of Vodavi pursuant to the Merger Agreement, by and among the Company, Vodavi and MergerSub wherein MergerSub was merged with and into Vodavi, with Vodavi continuing its corporate existence as a wholly-owned subsidiary of the Company.

Pursuant to the Merger Agreement, each issued and outstanding share of common stock of Vodavi was converted into the right to receive $7.50 in cash, without interest, on the terms specified in the Merger Agreement. Immediately prior to the effective time of the Merger, all outstanding options to purchase shares of Vodavi capital stock, whether vested or not vested, were exercised pursuant to a cashless exercise procedure and all equity incentive plans administered by Vodavi were terminated. The aggregate consideration paid by the Company to the stockholders of Vodavi was approximately $31.1 million in cash. In addition, the Company incurred approximately $0.5 million in transaction costs related to the merger.

The Company obtained the Merger Consideration (a) through the sale of 27,400 shares of its newly designated Series E convertible preferred stock, par value $1.00 per share, at a purchase price of $1,000 per share to certain investors pursuant to a Securities Purchase Agreement, as amended and restated (the “Amended and Restated Securities Purchase Agreement”), and (b) by entering into a Credit Agreement (the “Credit Agreement”) dated as of October 18, 2006, by and among the Company, Vertical Communications Acquisition Corp., a Delaware corporation (“VCAC”), Columbia Partners, L.L.C. Investment Management (“Investment Manager”), and NEIPF, L.P. (“Lender”), pursuant to which the Company issued (i) a senior secured promissory note payable to Lender in the principal amount of $10.0 million; and (ii) a senior secured promissory note payable to Lender in the principal amount of $15.0 million.

The following table represents the estimated allocation of the purchase price for our acquisition of Vodavi over the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

Estimated Fair Values at December 1, 2006 (thousands)
Cash	$6,881
Accounts Receivable, net	2,721
Inventory, net	7,175
Other Current Assets	2,362
Property and Equipment	1,058
Other Long Term Assets	12
Intangible Assets	11,950
Goodwill	14,023

Total assets acquired	46,182

Accounts Payable	(6,416)
Accrued Expenses	(3,610)
Deferred income tax liability	(4,529)

Total liabilities assumed	(14,555)

Total purchase price	$31,627

The estimated values of current assets, excluding inventory, and liabilities were based upon their historical costs on the date of acquisition due to their short-term nature. Inventory was valued at estimated selling prices less the sum of (i) the cost of disposal and (ii) a reasonable profit allowance for the selling effort. Property and equipment was also estimated based upon its historical cost as there was no appreciated real estate and the historical costs of the office equipment, furniture and machinery most closely approximated fair value. The identified intangible assets were valued at their fair value as of the acquisition date. This valuation is preliminary and subject to change when the appraisal is complete. The associated deferred income tax liability is preliminary and also subject to change pending the Company’s analysis of its ownership changes and the impact on the availability of the Company’s deferred tax assets. The residual purchase price was recorded as goodwill.

The following are the identifiable intangible assets acquired and the respective periods over which the assets will be amortized on a straight-line basis:

	AMOUNT	LIFE
	(IN THOUSANDS)	(IN YEARS)
Trade names/Trademarks	$690	4

Customer relationships	10,440	9

Customer relationships—other	600	8

Existing technology	220	4

	$11,950

The preliminary amounts assigned to identifiable intangible assets acquired was based on their respective fair values determined as of the acquisition date using a discounted cash flow analysis and relief from royalty methodology. The valuation is preliminary and is subject to change. The excess of the purchase price over the tangible and identifiable intangible assets was recorded as goodwill and amounted to approximately $14.0 million. In accordance with current accounting standards, the goodwill is not being amortized and will be tested for impairment annually in the fourth quarter of our fiscal year, as required by SFAS No. 142 or more often if impairment indicators arise.

The following unaudited pro forma condensed financial information gives effect to our acquisition of Vodavi as if it had occurred on July 1 of each period presented. The unaudited pro forma condensed financial information is presented for illustrative purposes only and is not necessarily indicative of the consolidated financial position or consolidated results of operations of the Company that would have been reported had the merger occurred on the date indicated, nor does it represent a forecast of the consolidated results of the operations of the Company for any future period. Furthermore, no effect has been given in the unaudited pro forma combined statements of income for operating benefits that may be realized through the combination of the entities.

	Three Months Ended December 31, 2006				Three Months Ended December 31, 2005
	Vertical	Vodavi	Pro Forma Adjustments	Pro Forma as Adjusted	Vertical	Vodavi	Pro Forma Adjustments	Pro Forma as Adjusted
Net product revenue	18,080	2,937		21,017	16,306	10,954		28,839
Net (loss)/income	(3,664)	(2,802)	(2,084)	(8,550)	(5,355)	20	(2,084)	(7,419)
(Loss)/income applicable to common shareholders	(3,866)	(2,802)	(2,084)	(8,752)	(5,355)	20	(2,084)	(7,419)
Loss applicable to common stock – Basic and Diluted	(0.08)			(0.19)	(0.12)			(0.16)

	Six Months Ended December 31, 2006				Six Months Ended December 31, 2005
	Vertical	Vodavi	Pro Forma Adjustments	Pro Forma as Adjusted	Vertical	Vodavi	Pro Forma Adjustments	Pro Forma as Adjusted
Net product revenue	33,950	13,066		47,016	26,193	23,211		49,404
Net (loss)/income	(6,996)	(2,601)	(4,167)	(13,764)	(8,717)	690	(4,167)	(12,194)
(Loss)/income applicable to common shareholders	(7,363)	(2,601)	(4,167)	(14,131)	(8,717)	690	(4,167)	(12,194)
Loss applicable to common stock – Basic and Diluted	(0.16)			(0.30)	(0.22)			(0.30)

The pro forma adjustments include the amortization expense for the acquired identifiable intangible assets of approximately $0.4 million per quarter and the interest expense for the amounts borrowed to finance the acquisition of approximately $1.7 million per quarter.

Pursuant to EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, the Company recorded a liability of $0.4 million related to the planned employee involuntary termination costs as a result of the acquisition. The Company’s management began the assessment and formulation of a plan as of the acquisition date and is in the process of completing the assessment of the number of employees, their job classifications and their locations that will be affected. The liability recorded includes the anticipated severance and benefits costs that the Company will pay to the involuntarily terminated employees. The Company expects to complete the planned actions prior to October 2006.

(4) INVENTORIES

Inventories, net, at December 31, 2006 and June 30, 2006 are $13.0 million and $6.1 million, respectively, consisting of the following (in thousands):

	December 31, 2006	June 30, 2006
Raw Materials	$602	$392
Finished Goods	$12,421	$5,679

	$13,023	$6,071

The acquisition of the assets of Vodavi on December 1, 2006 is the primary reason for the substantial increase in inventory, adding $4.3 million in inventory as of December 31, 2006. The remainder of the increase is primarily due to an increase in the number of phones on hand.

(5) INTANGIBLE ASSETS

Intangible assets related to the acquisitions of Vertical Networks, Comdial and Vodavi at December 31, 2006 and June 30, 2006 consist of the following (in thousands):

	December 31, 2006	June 30, 2006	Life in Years
Acquired technology—Vertical Networks	$800	$800	5
Acquired customers relationships—Vertical Networks	3,500	3,500	5
Trade names/trademarks—Comdial	200	200	1
Acquired customer relationships—Comdial	3,300	3,300	10
Acquired technology—Comdial	800	800	5
Trade names—Vodavi	690	—	4
Customer relationships—Vodavi	10,440	—	9
Customer relationships, other—Vodavi	600	—	8
Existing technology—Vodavi	220	—	4

	20,550	8,600
Accumulated amortization	(2,879)	(2,033)

	$17,671	$6,567

Amortization expense for the three and six months ending December 31, 2006 was $458,000 and $846,000 respectively, of which $94,000 and $175,000, respectively, was included in cost of sales. For the three and six months ending December 31, 2005, amortization expense was $382,000 and $601,000 respectively, of which $80,000 and $120,000, respectively, was included in cost of sales.

(6) DEBT

Debt Related to Comdial Acquisition

We financed a portion of the purchase price for the Comdial Assets (the “2005 Debt Financing”) by entering into a loan agreement with Silicon Valley Bank (“SVB”) on September 28, 2005 (the “SVB Loan Agreement”). The SVB Loan Agreement terms provided the Company with a revolving line of credit in an amount not to exceed $7,000,000 (the “Revolving Loan”), as well as a $2,000,000 term loan (the “Term Loan”). The Revolving Loan initially matured on September 27, 2006. On September 27, 2006, the Company entered into a Third Loan Modification Agreement with SVB under which the maturity date of the Revolving Loan was extended from September 27, 2006 to October 31, 2006. In addition, the credit limit was redefined as the lesser of (A) $7,000,000 less the amounts outstanding under the term loan and the amounts outstanding for letter of credit or cash management services, or (B) 80% of eligible accounts receivable plus 20% of eligible inventory less the amounts outstanding under the term loan and the amounts outstanding for letter of credit or cash management services. The interest rate on the Revolving Loan was changed to the “Prime Rate” plus 1.75% per annum and the interest rate on the Term Loan was changed to the “Prime Rate” plus 2.25% per annum. Certain of the provisions of the financial covenants were modified to eliminate the minimum cash balances covenant and add a minimum equity raise covenant which specified that the Company must receive a minimum of $5,000,000 in net proceeds from the issuance of equity securities and/or subordinated debt on or before November 1, 2006. In addition the minimum earnings before interest, taxes, depreciation and amortization covenant was modified.

The Term Loan was payable in monthly principal installments of $133,333 plus interest, due beginning July 31, 2006 through and until the maturity date of September 26, 2007.

On September 28, 2005 (the “Closing Date”) the Company also executed a secured promissory note in the aggregate principal amount of $2,500,000 (the “Comdial Note”). The Comdial Note was issued to the Comdial bankruptcy estate (the “Comdial Estate”) in connection with the acquisition of the Comdial Assets. The Comdial Note was subject to interest at the rate of 8% per annum and initially matured on the first anniversary of the Closing Date. On September 28, 2006, the Company and the Comdial Estate entered into a agreement which extended the maturity date of the Comdial Note from September 28, 2006 to November 1, 2006. The note was made subject to the minimum equity raise and minimum earnings before interest, taxes, depreciation and amortization covenants contained in the SVB Revolving Loan modification dated September 27, 2006. In addition, the Company was required to pay an extension fee of $150,000 plus all accrued interest on the note through September 28, 2006 up to a maximum of $400,000. Because the Company paid off the Comdial Note in full prior to November 1, 2006, the extension fee was reduced to $75,000.

On October 18, 2006, the Company issued a Senior Secured Promissory Note with NEIPF, L.P. (see below for additional detail). The Company used proceeds from this loan to extinguish all of the outstanding loans with SVB and the Comdial Estate.

Debt Related to Vodavi Acquisition

On October 18, 2006, the Company entered into the Credit Agreement, a Security Agreement, a Pledge Agreement and an Intellectual Property Security Agreement by and among the Company, VCAC, Investment Manager and Lender. Pursuant to the Credit Agreement, the Company agreed to (a) issue a senior secured promissory note payable to Lender (the “Initial Bridge Note”) in the amount of $10.0 million, (b) providing certain conditions were met, issue a senior secured promissory note payable to Lender (the “Subsequent Bridge Note”) in the principal amount of $5.0 million; (c) issue a senior secured promissory note payable to Lender (the “Term Note” and, together with the Initial Bridge Note, the “Loans”) in the principal amount of $15.0 million; and (d) upon the issuance of the Initial Bridge Note, issue to Lender (i) a warrant to purchase 4,500,000 shares of the Company’s common stock at an exercise price equal to $0.01 per share (the “Lender Warrant”) and (ii) an additional warrant for the purchase of 500,000 shares of the Company’s common stock at an exercise price equal to $0.01 per share. The Subsequent Bridge Note was not issued and the additional warrant for the purchase of 500,000 shares of the Company’s common stock became null and void when the Company reached a specified commitment level in the sale of its Series E convertible preferred stock (see Note 9).

The Loans are secured by substantially all of the assets of the Company including specifically all rights in the outstanding shares of capital stock of VCAC held by the Company and certain intellectual property owned by the Company. Events of default under the Credit Agreement include failure by the Company to meet its obligations under the Credit Agreement and any other outstanding indebtedness; breach of certain of its obligations and covenants under the Credit Agreement; breach of any representations and warranties made in any documents relating to the Loans; the Company’s insolvency and/or bankruptcy; the Company’s incurrence of a final money judgment against its assets in excess of $250,000 per individual case or $1.0 million in the aggregate; the Company’s receipt of an order requiring dissolution or split up; and the Company’s or any creditor of the Company’s failure to comply with any subordination provisions in any document which benefit the Lender or Investment Manager. Should an Event of Default occur, remedies available to the Lender include acceleration requiring immediate payment of all or any portion of the obligations under the Credit Agreement and, with prior written consent of the Investment Manager, the right to set off any of the Company’s property held by the Lender against the obligations.

The Credit Agreement contains certain financial covenants under which the Company must (a) maintain cash, cash equivalents or available borrowing capacity of at least $5.0 million for each fiscal quarter beginning with the quarter ending December 31, 2006; (b) beginning with the trailing twelve month period ended September 30, 2007 and for each quarter thereafter, maintain a minimum EBITDA of $1.00; (c) beginning with the trailing twelve month period ended September 30, 2007, maintain minimum total consolidated revenues of $80.0 million and (d) for the six month period ended March 31, 2007, maintain minimum total consolidated revenues of $30.0 million and minimum EBITDA of ($2.0) million.

The Initial Bridge Note was issued on October 18, 2006 in the amount of $10.0 million and bears interest at the rate of 14% per annum. Interest is paid quarterly in arrears. The principal amount and any unpaid interest are payable in full on July 1, 2007. The net proceeds from the Initial Bridge Note, after payment of costs of approximately $0.2 million, were utilized to retire all of the debt owed to SVB and the Comdial Estate with the remainder to supplement working capital. The Lender Warrant is exercisable by the holder at any time until its expiration on October 18, 2013 either by paying the exercise price of $.01 per share or on a cashless exchange basis. This net exercise right is generally limited to times when the Company is not in compliance with its obligations relating to the registration of the shares of common stock underlying the warrants for resale under the Company’s registration rights agreement with respect to those shares. The number of shares issuable upon exercise and the per share exercise price of the warrant is subject to adjustment in the case of any stock dividend, stock split, combination, capital reorganization, reclassification or merger or consolidation. Subject to limited exceptions, the number of shares of common stock for which the warrant is exercisable is also subject to adjustment in the case of an issuance of shares of common stock or securities exercisable for or convertible into common stock, at a per share price less than the exercise price of the warrant then in effect. In the event of such an issuance, the exercise price of the warrant will be reduced to equal the per share price of the newly issued securities. The conversion price, as defined in the warrants, shall also be reduced to equal the purchase price of the new issuance of common stock (or securities convertible into common stock).

We allocated the proceeds between the debt and the warrant based upon their relative fair values as of the issuance date, resulting in $2.1 million being allocated to the warrants. We determined the fair value of the warrants using the Black-Scholes option pricing model with the following assumptions: no dividend yield; weighted average risk free rate of 4.42%; volatility of 115% and a contractual life of 7 years. The proceeds attributable to the warrant were recorded as a discount on the debt which will be accreted, with the deferred issuance costs and cash interest, over the term of the Initial Bridge Note using the effective interest method.

The Term Note was issued on December 1, 2006 in the amount of $15.0 million and bears interest at a rate per annum equal to the applicable federal rate for the term of the Term Note. A portion of the interest accruing equal to .05% of the outstanding principal amount is payable quarterly in arrears. The Company is also obligated to pay the Lender a premium equal to the amount required to provide the Lender with a rate of return of 13.5% per annum upon any payment or prepayment of any amount of the Term Note. This premium is subject to increase to 15.5% for any period in which an Event of Default occurs and continues. The principal amount of the Term Note and any unpaid interest, including the payment premium, is payable in full on October 17, 2009. Cash interest, the premium and deferred issuance costs of $0.3 million will be accreted over the life of term note using the effective interest method.

As of December 31, 2006, the Company is in compliance with the applicable financial covenants of the Loans.

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

(8) CONVERTIBLE REDEEMABLE PREFERRED STOCK

Series D Preferred Stock

On February 9, 2006, the Company completed the sale (the “Series D Financing”) of 5,000 shares of its newly designated Series D Convertible Preferred Stock, par value $1.00 per share (the “Series D Preferred Stock”) and warrants to purchase an aggregate of 1,041,667 shares (the “Warrants”) of the Company’s common stock pursuant to a Securities Purchase Agreement (the “2006 Securities Purchase Agreement”) between the Company and certain investors (the “Series D Investors”). The aggregate proceeds to the Company from the Series D Financing was $5.0 million.

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

The Company is currently liable for liquidated damages to each Series D Investor because the registration statement was not filed on or before March 27, 2006 (such an event, a “Filing Default”). As a result of the Filing Default, the Company must pay as liquidated damages to the Series D Investors, for each 30-day period of a default, an amount in cash equal to 1% of the aggregate purchase price paid by the Series D Investor pursuant to the 2006 Securities Purchase Agreement; provided that in no event will the aggregate amount of cash to be paid as liquidated damages exceed 9% of the aggregate purchase price paid by such Series D Investor. As of December 31, 2006, the Company has accrued $450,000 in liquidated damages as a result of the Filing Default.

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

Warrants

In addition to the shares of Series D Preferred Stock, the Company issued warrants to purchase an aggregate of up to 1,041,667 shares of common stock at a per share exercise price of $0.01. The warrants have a term of exercise expiring on February 9, 2016. The number of shares issuable upon exercise and the per share exercise price of the warrants is subject to adjustment in the case of any stock dividend, stock split, combination, capital reorganization, reclassification or merger or consolidation. Subject to limited exceptions, the number of shares of common stock for which the warrant is exercisable is also subject to adjustment in the case of an issuance of shares of common stock or securities exercisable for or convertible into common stock, at a per share price less than the per share conversion price of the Series D Preferred Stock then in effect. In the event of such an issuance, the number of shares of common stock for which the warrant is exercisable is increased in accordance with the formula set forth in the warrant. The conversion price, as defined in the warrant, is also reduced to equal the purchase price of the new issuance of common stock (or securities convertible into common stock). The warrants are exercisable at any time prior to their expiration date by delivering the warrant certificates to the Company, together with a completed election to purchase and the full payment of the exercise price or by means of a “net exercise” clause under which the Company does not receive any cash, but rather, the number of shares issued upon exercise is net of the number of shares withheld by the Company in lieu of payment of the exercise price. This net exercise right is generally limited to times when the Company is not in compliance with its obligations relating to the registration of the shares of common stock underlying the warrants for resale under the Company’s registration rights agreement with respect to those shares.

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

The Company evaluated whether the embedded conversion feature in the stock required bifurcation and determined that the economic characteristics and risks of the embedded conversion feature in the stock were clearly and closely related to the stock and concluded that bifurcation was not required under SFAS 133. We calculated the intrinsic value of the beneficial conversion feature embedded in the stock pursuant to the guidance in EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. The beneficial conversion of $659,000 was recognized as an additional discount on the stock. The total discount on the stock resulting from the allocation of proceeds to the warrants and recording of the beneficial conversion feature will be accreted over the period through the earliest possible redemption date.

As a result of the issuance of the Lender Warrant (see Note 6) and the Series E Preferred Stock (see below), the anti-dilution adjustments in the Series D Preferred Stock and the Warrants were triggered. Accordingly, on December 1, 2006, the Company issued 539,787 additional warrants to the Series D Investors which increased the portion of the proceeds allocable to the warrants to $1.3 million. In addition, the conversion price was adjusted to $0.79 which resulted in an increase in the value of the beneficial conversion feature to $2.8 million which was recorded as an additional discount on the stock. The additional discounts recognized as a result of these adjustments will be accreted over the period through the earliest redemption date.

We will reevaluate the classification of the stock and warrants in each period to determine if reclassification is necessary. Our obligation to the Series D Preferred Stockholders, should they choose to redeem the stock at or after the redemption date is $5.0 million plus accrued but unpaid dividends.

Series E Preferred Stock

On December 1, 2006, the Company completed the sale (the “Series E Financing”) of 27,400 shares of its newly designated Series E Convertible Preferred Stock, par value $1.00 per share (the “Series E Preferred Stock”) and warrants to purchase an aggregate of 25,849,059 shares (the “Warrants”) of the Company’s common stock pursuant to the Amended and Restated Securities Purchase Agreement between the Company and certain investors (the “Series E Investors”) (the “Series E Securities Purchase Agreement”). The aggregate proceeds to the Company from the Series E Financing was $27.4 million.

Obligation to Register Shares

Pursuant to the Amended and Restated Securities Purchase Agreement, we agreed to register the shares of common stock issuable upon conversion of the Series E Preferred Stock and upon exercise of the Warrants (collectively, the “Issued Shares”) for resale by the Series E Investors under the Securities Act. The Company also agreed to file with the SEC a registration statement with respect to the Issued Shares no later than 210 days after the effective time of the Merger, and to use our best efforts to cause the registration statement to become effective as promptly as reasonably practicable after (1) being informed by the SEC that the SEC has decided not to review the registration statement or (2) being informed by the SEC that the SEC has no further comments on such Registration Statement.

Other Company Obligations

The Company’s negative covenants relate to obligations not to, without the prior consent of M/C Venture Partners, provided M/C Venture Partners holds 50% of the shares of Series E Preferred Stock purchased in the Series E Financing, (1) enter into a transaction involving a change in control of the Company; (2) incur indebtedness in excess of $3.0 million, subject to specified exceptions; (3) create any security with an equity component unless that security is junior to the common stock; (4) issue any equity securities; (5) transfer its intellectual property; (6) repurchase, redeem or pay dividends on any shares of capital stock (subject to limited exceptions); (7) grant stock options that are not authorized by a vote of the Board of Directors or its Compensation Committee; (8) liquidate or dissolve; (9) change the size of the Company’s Board of Directors; (10) amend the Company’s certificate of incorporation or bylaws; (11) change the nature of the Company’s business; (12) alter the voting rights of shares of the Company’s capital stock in a disparate manner; (13) take any action which would cause an adjustment to the exercise price or number of shares to be delivered under the Section 8 of the Warrants; or (14) amend the Credit Agreement or the warrants issued in connection with the Credit Agreement, or take any action that would cause any increase in the number of shares for which such warrants would be exchanged.

Material Terms

The material terms of the Company’s Series E Preferred Stock are summarized below.

Voting. The holders of Series E Preferred Stock are entitled to vote on any matter presented at any meeting of the stockholders of the Company. Each holder of Series E Preferred Stock is entitled to cast a number votes equal to the number of whole shares of common stock into which the shares of Series E Preferred Stock are convertible as of the record date for determining stockholders entitled to vote on such matter. Currently, the issued and outstanding shares of Series E Preferred Stock would convert into an aggregate of 51,698,113 shares of common stock, which represents approximately 31.8% of the total voting power of the Company on a fully diluted basis.

Dividends. From the date of issuance, the Series E Preferred Stock accrues dividends at a rate of $100.00 per year and compounds annually. Dividends on the Series E Preferred Stock may be declared and paid from time to time as determined by the Company’s board of directors. The Company cannot declare, pay or set aside any dividends or distributions on any other shares of capital stock of the Company unless the holders of Series E Preferred Stock first receive or simultaneously receive a dividend or distribution on each outstanding share of Series E Preferred Stock in such amounts as set forth in the Certificate of Powers, Designation, Preferences and Rights of the Series E Preferred Stock (the “Certificate of Designations”).

Liquidation. Upon liquidation, dissolution or winding up, then the holders of Series E Preferred Stock are entitled, before any distributions are made to the holders of the common stock, or any other class or series of capital stock of the Company ranking junior to the Series E Preferred Stock as to such distributions, to be paid an amount equal to $1,000 per share (the “Original Issue Price”) and any unpaid dividends thereon, subject to adjustment. For purposes of this liquidation preference, unless waived in writing by any single holder of at least thirty percent (30%) of the outstanding Series E Preferred Stock and/or Series D Preferred Stock (as adjusted) then outstanding, a consolidation or merger of the Company into or with another entity or the sale of all or substantially all of the Company’s assets, in each case under circumstances in which the holders of a majority in voting power of the outstanding capital stock of the Company, immediately prior to such transaction, owned less than a majority in voting power of the outstanding capital stock of the Company or its successor, would be treated as a liquidation, dissolution or winding up of the Company.

Conversion. The holders of the Series E Preferred Stock have the right, at any time and at their option, to convert each share of Series E Preferred Stock into a number of shares of the Company’s common stock determined by dividing the Original Issue Price (as adjusted) by the then-applicable per share conversion price of the Series E Preferred Stock. The conversion price is subject to adjustment in the case of any stock dividend, stock split, combination, capital reorganization, reclassification, merger or consolidation by the Company. With limited exceptions, the conversion price is also subject to adjustment in the case of an issuance of shares of the Company’s common stock, or securities exercisable for or convertible into the Company’s common stock, at a per share price less than the conversion price then in effect. In the event that this occurs, the conversion price would be reduced to equal the per share price of the newly issued securities. Initially, the conversion price of the Series E Preferred Stock is $0.53 per share. Currently, the Series E Preferred Stock would convert into 51,698,113 shares of common stock.

Anti-dilution Adjustments. In the event the Company issues additional shares of common stock (which includes certain options and convertible securities issued by the Company), except in limited circumstances, for no consideration or for consideration per share that is less than the conversion price of the Series E Preferred Stock then in effect, the conversion price of the Series E Preferred Stock will be reduced to equal the per share price of the newly issued securities.

Redemption. Starting three years from the date the Certificate of Designations is filed, the Series E Preferred Stock may be redeemed in three equal annual installments commencing 30 days after any single holder of at least thirty percent (30%) of the issued and outstanding shares of Series E Preferred Stock consents to such redemption. The Series E Preferred Stock may be redeemed at a price equal to the Original Issue Price, plus all declared but unpaid dividends. If the Company fails to redeem the Series E Preferred Stock in accordance with the Certificate of Designations, then interest will accrue on any unpaid amount at a rate of 1% per each 30-day period that such amounts remain unpaid.

Special Redemption. Upon notice of certain events triggering a mandatory conversion under the Certificate of Designations, a holder of Series E Preferred Stock may instead elect to have the Company redeem its shares of Series E Preferred Stock (the “Special Redemption”). Any such shares will be redeemed at a price equal to the Original Issue Price, plus all declared and unpaid dividends (the “Special Redemption Price”). If the Company fails to redeem the shares of Series E Preferred Stock pursuant to the Special Redemption, the holders of such shares will sell such shares to any persons that the Company designates and will sell such shares at the Special Redemption Price.

Warrants

In addition to the shares of Series E Preferred Stock, the Company issued warrants to purchase an aggregate of up to 25,849,059 shares of common stock at a per share exercise price of $0.58. The warrants have a term of exercise expiring on December 1, 2016. The number of shares issuable upon exercise and the per share exercise price of the warrants is subject to adjustment in the case of any stock dividend, stock split, combination, capital reorganization, reclassification or merger or consolidation. Subject to limited exceptions, the number of shares of common stock for which the warrant is exercisable is also subject to adjustment in the case of an issuance of shares of common stock or securities exercisable for or convertible into common stock, at a per share price less than the per share conversion price of the Series E Preferred Stock then in effect. In the event of such an issuance, the number of shares of common stock for which the warrant is exercisable is increased in accordance with the formula set forth in the warrant. The conversion price, as defined in the warrant, is also reduced to equal the purchase price of the new issuance of common stock (or securities convertible into common stock). The warrants are exercisable at any time prior to their expiration date by delivering the warrant certificates to the Company, together with a completed election to purchase and the full payment of the exercise price or by means of a “net exercise” clause under which the Company does not receive any cash, but rather, the number of shares issued upon exercise is net of the number of shares withheld by the Company in lieu of payment of the exercise price. This net exercise right is generally limited to times when the Company is not in compliance with its obligations relating to the registration of the shares of common stock underlying the warrants for resale under the Company’s registration rights agreement with respect to those shares.

The Company allocated the proceeds between the stock and the warrants based upon their relative fair values as of the closing date, resulting in $11.8 million being allocated to the warrants. We determined the fair value of the warrants using the Black-Scholes option pricing model with the following assumptions: no dividend yield; weighted average risk free rate of 4.43%; volatility of 111% and a contractual life of 10 years. The Company determined that the warrants meet the definition of a derivative instrument as defined in SFAS 133, Accounting for Derivative Instruments and Hedging Activities, but do not require derivative treatment pursuant to the scope exception in paragraph 11(a) of SFAS 133. We recorded the proceeds attributable to the warrants in permanent equity pursuant to guidance in EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

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

The beneficial conversion value, as calculated, exceeds the amount of the proceeds allocated to the stock, thus is capped at $15.6 million allocated to the Series E Preferred Stock, which is recognized as an additional discount on the stock. The Company determined that the portion of the proceeds attributable to the stock should be recorded as mezzanine equity pursuant to EITF Topic D-98, Classification and Measurement of Redeemable Securities after determining the guidance in FAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity did not apply. However, since the total discount on the stock resulting from the allocation of proceeds to the warrants and recording of the beneficial conversion feature equals the face value of the Series E Preferred Stock, no initial value has been recognized in mezzanine equity for the Series E preferred stock. The total discount on the stock resulting from the allocation of proceeds to the warrants and recording of the beneficial conversion feature and the cash dividends will be accreted over the period through the earliest possible redemption date using the effective interest method. Accretion of the discount and dividends for the fiscal years ended June 30, 2007, 2008, 2009 and 2010 will be approximately $0, $7,000, $2.1 million and $33.5 million, respectively.

We will reevaluate the classification of the stock and warrants in each period to determine if reclassification is necessary. Our obligation to the Series E Preferred Stockholders, should they choose to redeem the stock at or after the redemption date is $27.4 million plus accrued but unpaid dividends.

A material relationship exists between certain of the Series E investors and the Company. Specifically, each of M/C Venture Partners V, L.P. and its affiliates, Special Situations Fund III, L.P. and its affiliates , Pathfinder Ventures IV, L.L.C. and its affiliates and William Y. Tauscher, the Company’s Chief Executive Officer, President and Chairman of the Board, own shares of the Company’s common stock. LG-Nortel Co., Ltd. is the primary supplier of the products sold in the Vodavi business. Additionally, Peter Bailey, through West Laurelhurst LLC, and Scott Pickett are Series E Investors and executive officers of the Company. Mr. Bailey is a Senior Vice President of the Company and Mr. Pickett is the Company’s Chief Technology Officer.

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

With respect to the 2004 Stock Purchase Agreement (i) tolled the liquidated damages accrued or accruing under the 2004 Stock Purchase Agreement through September 28, 2005 by reason of our failure to file and have declared effective by the SEC a registration statement covering the resale of the shares of our common stock purchased pursuant to the 2004 Stock Purchase Agreement (the “Liquidated Damages”) and (ii) changed the time frame in which we are obligated to register the shares issued in the 2004 Agreements to match the time frame for registering shares under the 2005 Stock Purchase Agreement and (iii) agreed to issue new warrants to the 2004 investors in lieu of payment of the Liquidated Damages.

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

The Company is currently liable for liquidated damages to the 2005 Investors and the 2004 Investors because the registration statement was not declared effective on or before March 12, 2006 (such an event, an “Effectiveness Default”). As a result of the Effectiveness Default, the Company must pay as liquidated damages to the 2005 Investors and the 2004 Investors, for each 30-day period of a default, an amount in cash equal to 1% of the aggregate purchase price paid by the Investors; provided that in no event will the aggregate amount of cash to be paid as liquidated damages exceed 9% of the aggregate purchase price paid by each Investor. As of December 31, 2006, the Company has accrued $2.2 million in liquidated damages as a result of the Effectiveness Default.

(10) COMPUTATION OF NET LOSS PER SHARE

Net loss per basic and diluted share are based upon the weighted average number of common shares outstanding. Common equivalent shares, consisting of outstanding stock options, convertible preferred shares and warrants to purchase common stock are included in the diluted per share calculations where the effect of their inclusion would be dilutive. Common stock equivalents have been excluded for all periods presented as they are antidilutive. For the periods ended December 31, 2006 and 2005, total common stock equivalents excluded are 98.7 million and 10.2 million, respectively.

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

•	failure to increase the sales of our products;

•	continued inability to achieve profitability;

•	the loss of any of our key customers;

•	failure to successfully integrate the operations of Vodavi into our business;

•	the introduction of competitive products, including other software- or server-based phone systems;

•	slower than expected development of the software- or server-based phone system market or any event that causes software- or server-based phone systems to be less attractive to customers;

•	continued failure to timely file our reports under the Exchange Act;

•	continued failure to have adequate disclosure controls in place

•	possible delisting from the OTC Bulletin Board for failure to remain current in our Exchange Act reporting obligations;

•	failure to protect our intellectual property;

•	deteriorating financial performance;

•

failure to achieve the anticipated benefits from our acquisitions of Vodavi, Comdial and Vertical Networks, including, without limitation, failing to obtain the desired benefits for the Company’s dealers and customers;

•	failure to retain our rights to certain patents that we acquired through a license agreement resulting from the Vertical Networks Acquisition;

•	the assumptions about the future performance of the Vodavi operations may prove to be incorrect;

•	the inability to achieve the desired synergies and economies of scale after the acquisition of Vodavi;

•	the inability to become a significant player within the IP-PBX telephony market; and

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

Item 2. – MANAGEME NT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the SEC. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Areas where significant judgments are made include, but are not limited to revenue recognition and values attributed to the assets and liabilities acquired pertaining to the acquisition of Vodavi. The estimated values of current assets and liabilities and property and equipment were based upon their historical costs in the hands of the seller on the date of acquisition due to their short-term nature. This amount may be adjusted subsequently when we complete our assessment of the property and equipment that will be utilized in the combined operations and those that will be disposed.

Actual results could differ materially from any one or all of these estimates discussed above. For a more detailed explanation of the judgments made in these areas, please refer to our annual report on Form 10-K for the year ended June 30, 2006, as filed with the SEC on October 16, 2006.

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

Due to the lengthy period of time over which we amortize the revenue and cost of goods sold related to these systems, the revenue and cost of goods sold we report in any one period excludes most of the revenue and cost of goods sold relating to shipments in that period and includes revenue and costs of goods sold relating to shipments made in prior periods. As a result, our reported revenue and costs of good sold may not necessarily be indicative of our ability to generate customer orders in a particular period. The difference between reported revenue and costs of goods sold and customer orders in any period could be either positive or negative, and cannot be reliably predicted from period to period. The following tables demonstrate this effect by showing the amount of revenue, cost of goods sold and gross profit from systems shipped during the three months ended December 31, 2006 and 2005 that was deferred at each quarter end (in thousands).

	Deferred Revenue	Deferred Cost of Goods Sold	Deferred Gross Profit
December 31, 2006	$469	$244	$225

December 31, 2005	126	54	72

The following table details the amount of revenue, cost of goods sold and gross profit from systems shipped during prior reporting periods that was recognized at each quarter end for the three month period ended December 31, 2006 and 2005 (in thousands).

	Recognition of Revenue Deferred in Prior Period	Recognition of Cost of Goods Sold Deferred in Prior Period	Recognition of Gross Profit Deferred in Prior Period
December 31, 2006	$2,122	$1,164	$958

December 31, 2005	1,266	720	546

The following tables show the amount of revenue, cost of goods sold and gross profit from systems shipped during the six months ended December 31, 2006 and 2005 that was deferred at each quarter end (in thousands).

	Deferred Revenue	Deferred Cost of Goods Sold	Deferred Gross Profit
December 31, 2006	$2,350	$1,087	$1,263

December 31, 2005	784	347	437

The following table details the amount of revenue, cost of goods sold and gross profit from systems shipped during prior reporting periods that was recognized for the six month periods ended December 31, 2006 and 2005 (in thousands).

	Recognition of Revenue Deferred in Prior Period	Recognition of Cost of Goods Sold Deferred in Prior Period	Recognition of Gross Profit Deferred in Prior Period
December 31, 2006	$4,166	$2,285	$1,881

December 31, 2005	2,493	1,454	1,039

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

Revenue from time and material service contracts is recognized as the services are provided. Revenue from fixed price, long-term service or development contracts is recognized over the contract term, using a proportional performance method, based on the percentage of services that are provided during the period compared with the total estimated services to be provided over the entire contract. Losses on fixed price contracts are recognized during the period in which the loss first becomes apparent.

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

SFAS No. 142, “Goodwill and Other Intangible Assets” includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. Goodwill and other indefinite lived intangible assets must be tested for impairment on at least an annual basis. Our goodwill resulting from our acquisitions of Vertical Networks, Comdial and Vodavi will be tested annually. Although the goodwill was deemed to not be impaired when it was tested in 2006, there can be no assurances that subsequent reviews will not result in material impairment charges. A considerable amount of judgment is required in calculating this impairment analysis, principally in determining discount rates, financial forecasts and allocation methodology. Unanticipated changes in market conditions could have a material impact on our projected cash flows. Differences in actual cash flows as compared to the projected discounted cash flows could require us to record an impairment loss.

Summary

The following is a summary of the areas that management believes are important in understanding the results of the fiscal quarter and six months ended December 31, 2006. This summary is not a substitute for the detail provided in the following pages or for the condensed consolidated financial statements and notes that appear elsewhere in this document.

Revenues

We derive revenues primarily from sales of our hardware and software products. The timing and amount of our net revenues has been, and is expected to continue to be, influenced by a number of factors, including the following:

•	Product design, including our hardware, software and our bundled hardware and services where applicable;

•	The demand for our current products;

•	Acquisitions made by us, such as the acquisitions of the assets of Vertical Networks, Comdial and Vodavi;

•	The length of our sales cycle; and

•	Budgeting cycles of our customers.

Cost of Sales

Cost of sales is generally comprised of materials, manufacturing, shipping and repair of our products. Prior to the acquisitions of Vertical Networks, Comdial and Vodavi, cost of sales consisted primarily of materials for a limited amount of shrink wrap product including software CDs and manuals and also small amounts of amortization of purchased technology. As a result of the acquisition of Vertical Networks, Comdial and Vodavi, cost of sales increased substantially due to the hardware costs associated with sales of the InstantOffice and Comdial product lines and due to additional amortization of technology-based intangible assets associated with the acquisitions. Cost of sales also includes royalties paid to third parties.

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

•	Stock-based, non-cash compensation expense; and

•	Amortization of intangible assets acquired from Vertical Networks, Comdial and Vodavi.

Results of Operations

Net Revenue

Net revenue was $18.1 million and $34.0 million for the three and six months ended December 31, 2006, respectively, representing an increase of 11% and 30%, from $16.3 million and $26.2 million for the same fiscal periods from prior year. The increase in net revenue is primarily attributable to the acquisitions of Comdial, which was completed on September 28, 2005 and the acquisition of Vodavi, which was completed on December 1, 2006.

We distribute our products both domestically and internationally. International product revenue was $0.6 million, or 4% of total revenue, for the three months ended December 31, 2006 and $0.7 million, or 4% of total revenue, for the three months ended December 31, 2006. International product revenue for the six months ended December 31, 2006 was $1.0 million, or 6% of total revenue, and $0.9 million, or 3% of total revenue, for the six months ended December 31, 2005.

Gross Profit (in thousands, except percentages)

	Three Months Ended			Six Months Ended
	December 31, 2006	December 31, 2005	Change	December 31, 2006	December 31, 2005	Change
Gross Profit	$8,657	$7,865	$792	$16,773	$14,106	$2,667
% of Net Revenue	48%	48%		50%	54%

Gross profit as a percentage of revenue remained the same for the quarters ended December 31, 2006 and December 31, 2005. The decrease in gross profit as a percentage of net revenue for the six months ended December 31, 2006, compared to the corresponding period ended December 31, 2005, was due primarily to the addition of revenue and associated cost of sales from the acquisitions of Comdial and Vodavi, which sales have a lower margin compared to other of our product lines.

Operating Expenses (in thousands, except percentages)

	Three Months Ended			Six Months Ended
	December 31, 2006	December 31, 2005	Change	December 31, 2006	December 31, 2005	Change
Sales and Marketing	$3,645	$4,713	(22)%	$7,275	$8,652	(16)%
% of Net Revenue	20%	29%		21%	33%
Product Development	$3,064	$2,928	5%	$6,134	$5,923	4%
% of Net Revenue	17%	18%		18%	23%
General and Administrative	$3,932	$4,834	(19)%	$8,029	$7,257	11%
% of Net Revenue	22%	30%		24%	28%
Total Operating Expenses (including Amortization of intangibles)	$11,005	$12,777	(14)%	$22,109	$22,313	0%
% of Net Revenue	61%	78%		65%	85%

Sales and Marketing

For the three months ended December 31, 2006, sales and marketing expenses decreased by $1.1 million, and their costs as a percentage of revenue decreased from 29% to 20% compared with the corresponding period in 2005. For the six months ended December 31, 2006, sales and marketing expenses decreased by $1.4 million, and their costs as a percentage of revenue decreased from 33% to 21% compared with the corresponding period in 2005. The decrease in sales and marketing expenses in aggregate dollars for the three and six months ended December 31, 2006 compared to the corresponding periods ended December 31, 2005 was due primarily to decreased payroll expenses as a result of cost reductions from consolidation efforts related to the Comdial acquisition offset by the increase in sales support from the Vodavi acquisition. The Company employed 74 sales and marketing personnel throughout the quarter ended December 31, 2006 except that for the one month of December 2006, sales and marketing added 43 additional personnel due to the Vodavi acquisition. The Company employed 121 sales and marketing personnel throughout the quarter ended December 31, 2005.

Product Development

For the three months ended December 31, 2006, product development expenses increased by $0.1 million, whereas their costs as a percentage of revenue decreased from 18% to 17% compared with the corresponding period in 2005. For the six months ended December 31, 2006, product development expense increased by $0.2 million, whereas their costs decreased as a percentage of revenue from 23% to 18%. The increase in product development expenses in aggregate dollars for the three and six months ended December 31, 2006 compared to the corresponding periods ended December 31, 2005 was due primarily to additional costs related to our next generation product development efforts offset by cost reductions from consolidation efforts related to the Comdial acquisition. The Company also incurred additional expenses for the one month of December 2006 due to the Vodavi acquisition. The Company employed 73 product development personnel throughout the quarter ended December 31, 2006 except that for the one month of December 2006, product development added 23 personnel due to the Vodavi acquisition. The Company employed 84 product development personnel throughout the quarter ended December 31, 2005.

General and Administrative

For the three months ended December 31, 2006, general and administrative expense decreased $0.9 million, and their costs as a percentage of revenue decreased from 30% to 22% as compared with the same period ended December 31, 2005. This is primarily a result of elimination of redundant overhead operations related to the acquisition of Comdial offset by the additional expenses related to the Vodavi acquisition. For the six months ended December 31, 2006, general and administrative expense increased $0.7 million, whereas their costs as a percentage of revenue decreased from 28% to 24% as compared with the same period ended December 31, 2005. The increase in general and administrative expenses for the six month period ended December 31, 2006 compared to the same period ended December 31, 2005, was primarily driven by the additional expenses related to the Vodavi acquisition and a 45% increase in liquidated damages The Company employed 44 general and administrative personnel throughout the quarter ended December 31, 2006 except that for the one month of December 2006, general and administrative personnel increased by 27 due to the Vodavi acquisition. The Company employed 37 general and administrative personnel throughout the quarter ended December 31, 2005.

General and Administrative expense also includes liquidated damages that we are accruing related to the 2004 Stock Purchase Agreement, the 2005 Stock Purchase Agreement and the 2006 Securities Purchase Agreement. Total liquidated damages recorded for the three and six months ended December 31, 2006 was $431,000 and $1.0 million, respectively. Total liquidated damages recorded for the three and six months ended December 31, 2005 was $550,000.

Operating Loss

For the quarter ended December 31, 2006, our operating loss decreased $2.6 million, or 52%, to ($2.3) million on revenue of $18.1 million, from an operating loss of ($4.9) million on revenue of $16.3 million for the quarter of December 31, 2005. This was due to an increase in gross profit of $0.8 million and $1.8 million decrease in operating expense. For the six months ended December 31, 2006, our operating loss decreased $2.9 million, or 35%, to ($5.3) million on revenue of $34.0 million, from an operating loss of ($8.2) million on revenue of $26.2 million for the six months ended December 31, 2005. The factors affecting this decrease in operating loss were a $2.7 million increase in gross profit and $0.2 million decrease in operating expense, primarily a result of the revenue added from the Vodavi acquisition and the expected decline in overall operating expenses from consolidation efforts related to the acquisition of the Comdial operations.

Included in the operating loss are non-cash compensation expense related to stock option grants of $1.0 million and $2.0 million in the three and six months ended December 31, 2006, respectively, compared with $1.0 million and $2.2 million in the three and six months ended December 31, 2005, respectively, and depreciation and amortization (for other than the acquired intangibles) expense of $0.4 million and $0.7 million in the three and six months ended December 31, 2006, respectively, compared with $0.4 million and $0.6 million in the three and six months ended December 31, 2005, respectively.

As mentioned above under the caption Revenue Recognition, we defer a significant portion of the revenue and cost of goods sold related to current period shipments while recognizing revenue and cost of goods sold from shipments in prior periods.

Interest Expense

Interest expense for the three and six months ended December 31, 2006 was $1.2 million and $1.4 million, respectively, compared with $0.3 million for the three and six months ended December 31, 2005. The increase in interest expense relates to debt instruments incurred in order to finance the acquisitions of Comdial and Vodavi.

Income Tax Expense

While we incurred net losses in the three and six month periods ended December 31, 2006 and 2005, we recorded a deferred tax provision associated with the goodwill created and intangibles acquired with the Vertical Networks and Comdial acquisitions. The effective tax rate utilized for the provision was 40.0%.

Financial Condition, Liquidity And Capital Resources

Despite the overall decrease in our operating expenses as a percentage of revenue, we will be required to carefully manage our expenses to maximize our liquidity. We are continuing to review our integration plans and expect to continue to reduce expenses as we reduce redundancies and streamline our operations.

	Positions at
	December 31, 2006	June 30, 2006	Change
Cash and cash equivalents	$15,878	$4,726	$11,152
Working capital (excl. restricted cash)	$8,917	$(6,823)	$15,740

	Six Months Ended December 31, 2006	Six Months Ended December 31, 2005	Difference
Cash used in operating activities	$(3,531)	$(4,368)	$837
Cash used in investing activities	$(25,613)	$(20,056)	$(5,557)
Cash provided by financing activities	$40,294	$21,767	$18,527

Net cash flows used in operating activities were $3.5 million during the six months ended December 31, 2006. The cash used in operating activities was due primarily to a net loss of $7.0 million, offset by depreciation and amortization of $1.6 million and $2.0 million relating to a non-cash compensation charge.

Working capital, consisting of total current assets minus current liabilities, was $8.9 million at December 31, 2006. This compared to a working capital deficit of $6.8 million at June 30, 2006, representing an increase of $15.9 million. The increase in working capital at December 31, 2006 is a result of the cash proceeds related to the financing for the acquisition of Vodavi.

We have incurred losses and negative or minimal positive cash flows from operations in every fiscal period since 1996 and have an accumulated deficit, including non-cash equity charges, of $82.4 million as of December 31, 2006. For the three months ended December 31, 2006 we incurred a net loss of approximately $3.7 million, which includes negative cash flows from operations of approximately $3.5 million. Our management expects that operating losses will continue in the near future. As of June 30, 2006, our cash resources were not adequate to meet our short-term requirements through the end of the 2007 fiscal year. Therefore in October, 2006, we obtained binding, non-cancellable commitments from certain of our investors and our chief executive officer to fund our operations, up to $5.0 million, through September, 2007. In addition we have completed the debt and equity financings in conjunction with our acquisition of Vodavi (see Notes 6 and 8 to the Condensed Consolidated Financial Statements). As a result, we anticipate that we will meet our anticipated cash requirements for the next twelve months. A change in circumstance, such as a reduction in the demand for our products could necessitate that we seek additional debt or equity capital or take actions to reduce our operating costs to levels that can be supported by our available cash. Such additional financings may not be available on terms acceptable to us, or at all, and may significantly affect our stockholders, including for example, by substantially diluting their ownership interest.

Contractual Obligations

	Payment due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Debt Obligations (1)	$23,593	$8,440	$15,153	$—	$—
Operating Lease Obligations (2)	7,134	1,920	3,113	2,101	—
Open Purchase Order Commitments (3)	21,370	21,370	—	—	—

Total	$52,097	$31,730	$18,266	$2,101	$—

(1)	Debt obligations include a bridge loan and term loan with Columbia Partners and capital equipment leases. See Note 6 to the Condensed Consolidated Financial Statements for additional information.
(2)	The Company leases office, product packaging, storage space and equipment warehouses under noncancelable operating lease agreements expiring through 2010.
(3)	We outsource substantially all of our manufacturing requirements. As of December 31, 2006, purchase obligations of $6.8 million are related to the Vodavi acquisition.

Item 3. – QUANTITATIVE AND QUALITAT IVE DISCLOSURES ABOUT MARKET RISK

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

Item 4. – CONT ROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures.

As of December 31, 2006, our management, with the participation of our Audit Committee, Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our Disclosure Controls and Procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, the design and operation of these disclosure controls and procedures were effective during the quarter ended December 31, 2006. We believe that we have adequate staffing in our finance group with the appropriate level of experience to effectively control the increased level of transaction activity, address the complex accounting matters and manage the increased financial reporting complexities resulting from the acquisitions of Vertical Networks, Comdial and Vodavi and the associated integration activities.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2006, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER IN FORMATION

Item 1. – Legal Proce edings

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

Item 1A. – Risk Factors

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

We had operating losses for the quarter ended December 31, 2006 and in each of the last 12 fiscal years. We also had negative cash flow from operating activities in the quarter ended December 31, 2006 and had negative cash flow in seven out of the last eleven fiscal years. If our revenues do not increase significantly, without a corresponding decrease in expenses, we may never achieve profitability, on a sustained basis or at all, or generate positive cash flow in the future. In that case our business will fail. We expect to incur significant future operating losses and negative cash flows. Vertical Networks, Inc. also incurred operating losses in each of their last three fiscal years prior to being acquired by us. Comdial’s revenues and operating results have experienced fluctuations in the past and may cause our revenues and operating results to vary in the future. Comdial’s revenues and operating results have varied significantly in the past due to various factors, including changes in market acceptance of Comdial’s services, regulatory changes that may affect the marketability of Comdial’s services, budgetary cycles of Comdial’s principal clients, the mix and timing of client projects, and one-time nonrecurring and unusual charges. As a result, the operations acquired from Vertical Networks and Comdial may not consistently generate profits or positive cash flow, which would likely have a material negative impact on our business, our financial condition and our results of operations.

We will need additional working capital, the lack of which would likely have a significant negative impact on our current level of operations.

The Comdial acquisition consumed significant amounts of working capital and the Comdial Assets were acquired with limited working capital. As a result, we may require additional capital in the future to fund our operations, finance investments in product development and corporate infrastructure, expand in our various geographic markets and respond to competitive pressures and opportunities for growth. Failure to obtain additional funding would prevent us from making expenditures that are needed to allow us to grow or maintain our operations. We cannot assure you that additional financing will be available on favorable terms, or at all. If funds are not available when required for our working capital needs or other transactions, our ability to carry out our business plan will be adversely affected, and we may be required to scale back our growth and operations to reflect the extent of available funding. If we are able to arrange for additional credit facilities from lenders, the debt instruments are likely to include limitations on our ability to incur other indebtedness, to pay dividends, to create liens, to sell or purchase our capital stock, to sell assets or to make acquisitions or enter into other transactions. Such restrictions may adversely affect our ability to finance our future operations or capital needs or to engage in other business activities, including, without limitation, acquisitions of additional businesses. We are already subject to such restrictions under the stock purchase agreement executed on September 28, 2004 (the “2004 Stock Purchase Agreement”), the stock purchase agreement executed on September 28, 2005 (the “2005 Stock Purchase Agreement”), securities purchase agreement executed on February 9, 2006 (the “2006 Securities Purchase Agreement”), the Credit Agreement executed on October 18, 2006 and the Securities Purchase Agreement, executed on October 18, 2006, as amended and restated. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our stockholders will be reduced. These securities would likely have rights, preferences or privileges senior to those of our common stockholders. The inability to obtain substantial increases in our working capital resources will likely have a material negative impact on our business, our financial condition and our results of operations.

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

As of December 31, 2006, M/C Venture Partners beneficially owned approximately 34.5% of our common stock. Based upon its substantial voting power and their director rights, M/C Venture Partners is in a position to exert substantial influence over matters submitted to our stockholders for approval and our management and affairs, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, M/C Venture Partners currently maintains the contractual right to nominate two members to our seven member board of directors and has a shared right with our board of directors to nominate an additional two members. Accordingly, such concentration of ownership and ability to appoint members to our board may have the effect of delaying, deterring or preventing a change in control of our company, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to take control of our company, which in turn could have a negative effect on the market price of our stock. These actions could also be adverse to our other stockholders’ interests.

Because we failed to cause the registration statement filed on December 6, 2005 to be declared effective in accordance with the timetables set forth in 2005 Stock Purchase Agreement and the 2004 Stock Purchase Agreement, as amended, we are subject to liquidated damages or liability for breach of contract.

We are obligated to pay approximately $2.2 million in liquidated damages to the 2005 Investors and 204 Investors. Pursuant to the 2005 Stock Purchase Agreement and the 2004 Stock Purchase Agreement, as amended, we agreed to register the shares of our common stock issued to the 2005 Investors and the 2004 Investors for resale under the Securities Act of 1933. We agreed to file a registration statement covering these shares no later than December 12, 2005. We filed this registration statement relating to these shares of common stock, among others, on December 6, 2005 (the “Filing Date”). We further agreed to use our best efforts to cause the registration statement to become effective in certain events but no later than 90 days after the Filing Date (referred to as the “Required Effective date”). We are liable for liquidated damages to each investor as a result of the Effectiveness Default.

We must pay as liquidated damages to the 2005 Investors, and the 2004 Investors for each 30-day period of the effectiveness default, an amount in cash equal to 1% of the aggregate purchase price paid by the 2005 Investor or 2004 Investor as the case may be, pursuant to the 2005 Stock Purchase Agreement or the 2004 Stock Purchase Agreement, provided that in no event will the aggregate amount of cash to be paid as liquidated damages exceed 9% of the aggregate purchase price paid by any respective 2005 Investor or 2004 Investor. Currently, we have not paid any liquidated damages to any 2005 Investor or any 2004 Investor.

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

We are obligated to pay $450,000 in liquidated damages to the Series D Investors. Pursuant to the 2006 Securities Purchase Agreement, we have agreed to register the shares of common stock issuable upon conversion of the Series D Convertible Preferred Stock (the Series D Preferred Stock) and upon exercise of the warrants for resale by the 2006 investors under the Securities Act. We agreed to file with the SEC a registration statement with respect to the Series D Preferred Stock and warrants no later than March 27, 2006 (the “2006 Filing Date”), and to use our best efforts to cause the registration statement to become effective on or before the date that is the earlier of (1) in the event of no review by the SEC, within five days of being informed by the SEC that the SEC has decided not to review the Registration Statement, but in no event later than 30 days after the 2006 Filing Date, (2) in the event of a review by the SEC, within five days of being informed by the SEC that the SEC has no further comments on such registration statement, but in no event later than 90 days after the 2006 Filing Date (the earlier of (1) and (2), the “2006 Required Effective Date”).

Because we failed to file the registration statement by the 2006 Filing Date, we are obligated to pay as liquidated damages to the Series D Investors, for each 30-day period of a 2006 Registration Default, an amount in cash equal to 1% of the aggregate purchase price paid by the 2006 Investor pursuant to the 2006 Stock Purchase Agreement; provided that in no event will the aggregate amount of cash to be paid as liquidated damages exceed 9% of the aggregate purchase price paid by such Series D Investor. We must pay the liquidated damages on the business day following the 2006 Filing Default, and each 30th day thereafter, until the registration statement has been filed with the SEC. Currently, we have not paid any liquidated damages to any Series D Investor.

In addition to liquidated damages pursuant to the 2004 and 2005 Stock Purchase Agreements, our obligations to pay these liquidated damages will likely have a material adverse effect on our liquidity, our financial position and our results of operations, particularly if we become obligated to make payment in full of all liquidated damages potentially due and payable under these agreements.

Restrictive covenants in the 2004 and 2005 Stock Purchase Agreement, the 2006 Securities Purchase Agreement and the Series E Securities Purchase Agreement may limit our ability to pursue our business strategies.

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

Under the terms of the certificates of designation for our Series D Preferred Stock and our Series E Preferred Stock, we are not permitted to take certain actions without the prior written consent of holders of a majority of the outstanding Series D Preferred Stock and Series E Preferred Stock including, without limitation, the following:

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

Failure to successfully integrate the acquired operations of Vertical Networks, Comdial and Vodavi could have a material adverse effect on our combined operations.

Our decisions to acquire the operations of Vertical Networks, Comdial and Vodavi were based in part, on our belief in the growth opportunities and cost savings we hope to achieve from the integration of those operations into our operations and our plans to expand our product offerings to our customers and future customers. Our success in realizing these and other anticipated benefits could be adversely affected by a number of factors, many of which are outside our control. These challenges include the timely, efficient and successful execution of a number of post-acquisition events, including:

•	integrating the operations and technologies of the three companies;

•	retaining and assimilating the key personnel of each company;

•	retaining existing customers of these companies and attracting additional customers;

•	retaining strategic partners of each company and attracting new strategic partners; and

•	creating uniform standards, controls, procedures, policies and information systems.

The execution of these post-acquisition events will involve considerable risks and may not be successful. These risks include:

•	the potential disruption of the combined company’s ongoing business and distraction of its management;

•	the potential strain on our financial and managerial controls and reporting systems and procedures;

•	unanticipated expenses and potential delays related to integration of the operations, technology and other resources of the two companies and

•	the impairment of relationships with employees, suppliers and customers as a result of the integration of personnel and any reductions in force.

The combined company may not succeed in addressing these risks or any other problems encountered in connection with these acquisitions. The inability to successfully integrate our operations, technology and personnel with those of Vertical Networks, Comdial and Vodavi or any significant delay in achieving integration, could have a material adverse effect on the combined company after the acquisition and, as a result, on the market price of our common stock.

We may experience difficulties marketing our products following the acquisitions of Vertical Networks, Comdial and Vodavi.

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

Vodavi’s customers may not continue their current buying patterns following our acquisition of the company. Any significant delay or reduction in orders for Vodavi’s products could harm the combined company’s business, financial condition and results of operations. Former customers of Vodavi may defer purchasing decisions as they evaluate the likelihood of successful integration of our products with those of Vodavi, and the combined company’s future product strategy, or consider purchasing products of our competitors. In addition, by increasing the breadth of our business, the acquisition may make it more difficult for the combined company to enter into relationships, including customer relationships, with strategic partners, some of whom may view the combined company as a more direct competitor than either entity as an independent company.

Integrating our companies may divert management’s attention away from our operations.

Successful integration of our operations, products and personnel with those of Vodavi may place a significant burden on our management and our internal resources. The diversion of management attention and any difficulties encountered in the transition and integration process could harm our business, financial condition and operating results.

If we fail to retain key employees, the benefits of the acquisitions could be diminished.

The successful acquisition of Vodavi will depend in part on the retention of key personnel. As a result of the acquisition, our employees and those of Vodavi could experience uncertainty about their future roles within our continuing operations. This uncertainty may adversely affect our ability to attract and retain key management, sales, marketing and technical personnel. There can be no assurance that we will be able to retain our key management, technical, sales and customer support personnel or those of Vodavi. If we fail to retain such key employees, we may not realize the anticipated benefits of the acquisition.

Our revenues are highly concentrated among a small number of customers and the loss of one of these customers would harm our business and prospects, perhaps materially.

A significant portion of our revenues are generated by a small number of customers. If we were to lose one or more of these customers, our revenues would decline and our business and prospects would be materially harmed. We expect that even if we are successful in developing relationships with additional customers through the acquisition of the Vodavi, or through additional sales of our historic products, our revenues will continue to be concentrated. We cannot assure you that we will be able to retain any of our current customers or that we will be able to obtain new customers.

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

Products in our Comdial and Vodavi inventories may become obsolete.

Comdial and Vodavi offer a variety of communications products which included technologies that are enhanced rapidly in today’s business environment. Both companies measured their product inventories on hand at the lower of cost or market and provided allowances for excess and obsolete inventory equal to the difference between the cost of inventory and the estimated market value based on assumptions about product life cycles, product demand and market conditions. The technologies incorporated into our newer products are periodically modified in reaction to both customer requirements and to market conditions. This rapid technology change potentially impacts the carrying value of our inventory on hand due to obsolescence.

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

We rely upon LG-Nortel Co., Ltd. (“LGN”) as a strategic partner for our Vodavi business

Vodavi obtains a majority of our telephone systems, voice mail products and IP-based commercial grade telephones from LGN, which owns the rights to produce this equipment. Under an agreement with Vodavi, LGN granted us the exclusive right to distribute and sell throughout North America and the Caribbean the products that LGN manufactures for us. The agreement expires in December 2009. Vodavi conducts joint development activities with LGN for the design and development of hardware incorporated into some of their existing and planned telephone systems and commercial grade telephone product lines. Other products are completely developed by LGN. In connection with the products jointly developed with LGN, Vodavi provides market analysis, product management, functional and performance standards, software development, quality control program development, sales and distribution, and customer service and support, while LGN provides hardware research, design, and development, development of components such as integrated circuits and semiconductor chips, and manufacturing and production engineering. Generally, LGN contributes the ongoing research and development costs for the product hardware in return for an arrangement under which LGN produces the finished goods developed under the alliance.

As a result of this arrangement, Vodavi has been able to obtain access to LGN’s research and development expertise and resources while controlling capital expenditures for much of their product development efforts. In addition, hte arrangement with LGN enables us to minimize the risks inherent in making significant investments in research and development infrastructure or personnel. To the extent that we develop new hardware in conjunction with LGN or another development partner, the development partner typically retains ownership rights to the new hardware and we retain the right to sell products incorporating that hardware throughout North America and the Caribbean. Vodavi relies on LGN to supply most of our telephone systems and voice mail products and all of their commercial grade telephones. They also rely on LGN’s engineering, hardware and circuit development, and manufacturing capabilities. Vodavi purchased approximately $21.2 million, $22.2 million, and $21.1 million of product LGN and LGITCH, constituting approximately 84%, 88%, and 87% of their total purchases in calendar years 2005, 2004, and 2003, respectively.

Additionally, we consider Nortel Networks Corporation, the controlling joint venture partner in LGN, to be a direct competitor with our company in North America. Although, we have a long-term manufacturing and supply agreement with LGN that expires in December 2009, we cannot be assured that LGN will continue to support our business or operations.

Certain conflicts of interest may arise as a result of LGN’s ownership interest in our company.

LGN currently owns approximately 24% of our Series E Preferred Stock. We obtain most of our telephone systems, IP-based products, and voice mail products for the Vodavi business from LGN and obtain all of their commercial grade telephones and replacement parts for such telephones from LGICTH, an affiliate of LGN. As a result of LGN’s ownership interest in us, an inherent conflict of interest exists in establishing the volume and terms and conditions of our purchases from LGN and LGICTH. In order to mitigate such conflicts, all decisions with respect to such purchases are made by our officers and may be reviewed by directors who have no relationship with LGN.

Our relationship with LGN may have the effect of making more difficult or delaying attempts by others to obtain control of us, even when these attempts may be in the best interests of stockholders. Through LGN’s stockholder interest and business interests in our company, LGN may have significant influence over our business.

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

Our TeleVantage, Instant Office, Comdial and Vodavi products operate on or are comprised of hardware manufactured by third parties. We are dependent on the reliability of this hardware and, to the extent the hardware has defects, it will affect the performance of our products. If the hardware becomes unreliable, does not perform in a manner that is acceptable to our customers or becomes more expensive, sales of our products could decline. Because many of our products run on Microsoft software products and use other Microsoft Corporation technologies, we must depend on the reliability and quality of such products and technologies. Errors or vulnerabilities in Microsoft products could impair sales of some of our products. Our customers may associate unreliability of the hardware and flaws in Microsoft products with a lack of quality of some of our products, which may cause us to lose customers and hurt future sales. Our ability to remedy malfunctions or errors will depend on the timeliness and availability of repair solutions from the manufacturers. Future success of our products and any new products will depend on the ability of our hardware and software manufacturers to produce reliable products in the future.

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

We conduct business globally. International sales accounted for approximately 3% of net sales for the quarter ended December 31, 2006 and 2% of net sales for the year ended June 30, 2006. We also acquire various raw materials and components from international suppliers. We intend to expand our presence in international markets, and we cannot assure you that we will compete successfully in international markets or meet the service and support needs of foreign customers. Our future results could be harmed by a variety of factors relating to international operations, including:

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

We are relying on our next generation product to launch in mid-2007 and if we fail to achieve general release in that time period our operations will be negatively impacted.

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

Item 6. – EXHI BITS

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

SIGNAT URES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERTICAL COMMUNICATIONS, INC.

Dated: February 14, 2007	/s/ William Y. Tauscher
William Y. Tauscher
Chief Executive Officer and Chairman of the Board

Dated: February 14, 2007	/s/ Kenneth M. Clinebell
Kenneth M. Clinebell
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)