Form 10-Q
period 2007-03-31
Vertical Communications, Inc.
filed 2007-05-15
CIK 877931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non –accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes   ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class of Common Stock	Shares Outstanding as of May 7, 2007
Common Stock, $0.01 par value per share	52,084,483

VERTICAL COMMUNICATIONS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. – FINANCIAL STATEMENTS

VERTICAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2007 (Unaudited)	June 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$14,546	$4,726
Trade receivables, net of allowances of $297 and $322, respectively	11,146	10,510
Inventories, net	14,986	6,071
Prepaid expenses	2,119	2,855
Deferred costs	4,289	4,120
Restricted cash	1,273	389

Total current assets	48,359	28,671

Property and equipment	10,359	5,460
Less accumulated depreciation and amortization	(7,879)	(3,259)

Net property and equipment	2,480	2,201

Goodwill	40,040	25,759
Intangible assets, net of accumulated amortization	16,968	6,567
Deferred costs, net of current portion	4,231	6,777
Other assets	480	104

Total assets	$112,558	$70,079

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,787	$4,964
Accrued liabilities	11,039	8,752
Trade accounts payable to a stockholder	2,125	—
Deferred revenue	10,087	10,409
Customer deposits	175	175
Current portion of long term debt	9,173	10,805

Total current liabilities	40,386	35,105

Deferred revenue, net of current portion	7,761	12,196
Deferred tax liability	6,056	883
Long term debt, net of current portion	15,584	416

Total liabilities	69,787	48,600

Series D convertible, redeemable preferred stock, $1.00 par value, 5,000 shares authorized, issued and outstanding at March 31, 2007 and June 30, 2006; liquidation preference of $5,455.	965	3,555
Series E convertible, redeemable preferred stock, $1.00 par value, 30,000 shares authorized, 27,400 shares issued and outstanding at March 31, 2007; liquidation preference of $28,308.	—	—

Shareholders' equity:
Preferred stock, $1.00 par value; authorized 30,000,000 shares.	—	—
Common stock, $.01 par value per share; authorized 250,000,000 shares; issued and outstanding 52,084,483 shares at March 31, 2007 and 47,016,918 shares at June 30, 2006.	521	470
Accumulated other comprehensive income (loss)	(19)	(15)
Additional paid-in capital	128,328	93,389
Accumulated deficit	(86,579)	(75,410)
Deferred Toshiba equity cost	(445)	(510)

Net shareholders' equity	41,806	17,924

Total liabilities, convertible redeemable preferred stock and shareholders equity	$112,558	$70,079

See notes to condensed consolidated financial statements.

VERTICAL COMMUNICATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Net revenue	$22,683	$14,388	$56,632	$40,581
Cost of sales	12,225	6,579	29,401	18,666

Gross profit	10,458	7,809	27,231	21,915

Operating expenses:
Sales and marketing	4,677	4,193	11,952	12,845
Product development	3,573	2,889	9,706	8,812
General and administrative	3,945	4,105	11,972	11,362
Amortization of intangible assets	619	308	1,290	789

Total operating expenses	12,814	11,495	34,920	33,808

Loss from operations	(2,356)	(3,686)	(7,689)	(11,893)
Interest expense	(1,670)	(229)	(3,073)	(472)
Other income (expense), net	151	15	239	(9)

Loss before provision for income tax	(3,875)	(3,900)	(10,523)	(12,374)
Provision for income taxes	(298)	(139)	(644)	(382)

Net loss	(4,173)	(4,039)	(11,167)	(12,756)

Series D preferred stock accretion and dividends	(213)	(78)	(580)	(78)

Net loss applicable to common shareholders	$(4,386)	$(4,117)	$(11,747)	$(12,834)

Net loss applicable to common shareholders per share—basic and diluted	$(0.09)	$(0.09)	$(0.25)	$(0.31)
Weighted average common shares outstanding—basic and diluted	49,178	45,809	47,727	42,082

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VERTICAL COMMUNICATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(11,167)	$(12,756)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	2,617	2,040
Amortization of deferred Toshiba equity costs	65	113
Non-cash interest	1,494	—
Non-cash compensation	3,354	3,126
Deferred tax provision	644	382
Non-cash changes in accounts receivable allowances	52	(171)
Changes in assets and liabilities, net of acquisitions:
Trade accounts receivables	2,033	(1,483)
Inventories	(1,826)	770
Prepaid expenses	3,055	(154)
Deferred costs	2,377	372
Other assets	(50)	(2)
Accounts payable	(1,468)	(1,513)
Accrued liabilities	(1,029)	2,324
Deferred revenue	(4,757)	1,285

Net cash used in operating activities	(4,606)	(5,667)

Cash flows from investing activities:
Cash used for acquisitions, net of cash acquired	(24,665)	(19,249)
Purchases of property and equipment	(267)	(838)
Increase in restricted cash	(885)	(101)

Net cash used in investing activities	(25,817)	(20,188)

Cash flows from financing activities:
Payments of capital lease obligations	(16)	(10)
(Payments of)/proceeds from SVB term note	(2,000)	2,000
Payment of Comdial note	(2,575)	—
Net change in SVB revolver facility	(6,533)	5,092
Proceeds from issuance of Columbia debt, net of issuance costs	24,440	—
Proceeds from issuance of Series E preferred stock, net of issuance costs	26,926	—
Proceeds from issuance of common stock, net of issuance costs	5	12,869
Proceeds from issuance of Series D preferred stock and warrants, net of issuance costs	—	4,847

Net cash provided by financing activities	40,247	24,798

Effect of foreign currency exchange rates	(4)	(52)

Net increase (decrease) in cash and cash equivalents	9,820	(1,109)
Cash and cash equivalents at beginning of period	4,726	4,880

Cash and cash equivalents at end of period	$14,546	$3,771

SUPPLEMENTAL CASH FLOW INFORMATION:
Non cash dividend to series D preferred shareholders	580	78
Restricted cash released to Vertical Networks shareholders	—	416
Cash paid for taxes	—	—
Cash paid for interest	604	342

On December 1, 2006, the Company acquired Vodavi Technology, Inc. and on September 28, 2005, the Company acquired Comdial Corporation (see Note 3) as follows:

	Nine months ended March 31,
	2007	2006
Accounts receivable	$2,721	$3,158
Inventory	7,089	4,540
Other current assets	2,319	2,248
Property and equipment	1,058	1,285
Other assets	12	150
Intangible assets	11,950	4,300
Goodwill	14,152	9,190
Deferred tax liability	(4,529)	—
Cash used in acquisitions, net of cash acquired	(24,665)	(19,249)

	10,107	5,622
Note payable to Comdial Corporation	—	(2,500)
Accrued direct acquisition costs	(81)	—
Liabilities assumed	$10,026	$3,122

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VERTICIAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

Vertical Communications, Inc. (formerly Artisoft, Inc) (the "Company", “we”, “our”, “us” or the "Registrant"), develops, markets and sells business phone systems, software, hardware and associated services. We sell our products through distributors, resellers and system integrators such as AT&T, Fujitsu, IBM and Graybar, and we engage in alliances with those parties and other technology vendors to assist us in selling and marketing our products. Most of our end user customers rely upon resellers or systems integrators to implement our products, and these resellers and systems integrators can significantly influence our customers’ purchasing decisions. We market and sell our products in the United States, Europe and Latin America. We also have distributor relationships in Africa, Asia, Australia and the Middle East.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The balance sheet amounts at June 30, 2006 in this report were derived from our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006. In the opinion of management, the accompanying financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the financial results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although we believe that the disclosures are adequate to make the information presented not misleading, we recommend that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 on file with the SEC. The results of operations for the three and nine months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year or any other future periods.

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

(2) SIGNIFICANT ACCOUNTING POLICIES

Stock-Based Compensation

On July 1, 2005, we adopted the provisions of FASB Statement No. 123 (revised 2004) Accounting for Stock-Based Compensation (“SFAS No. 123R”) and elected to use the modified prospective transition method as permitted under SFAS 123R. Under SFAS 123R, compensation cost recognized includes compensation cost for all share-based payments, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

Stock Options

The Company currently grants stock options under one plan. Generally, options become exercisable over a four-year period commencing on the date of the grant. Options granted prior to and after September 28, 2004 vest 25% at the first anniversary of the grant date with the remaining 75% vesting in equal monthly increments over the remaining three years of the vesting period. Options granted on September 28, 2004 vest 2.08% monthly. In computing stock based compensation, we apply an estimated forfeiture rate based on actual forfeitures in our recent history. The fair value of options granted was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Nine Months Ended March 31,
	2007	2006
Expected dividend yield	0%	0%
Volatility factor	116.5%	114%
Risk free interest rate	4.87%	4.71%
Expected life	6 Years	6 Years

The risk-free interest rate is based upon the U. S. Treasury securities yield. The term of the options grant is derived from historical data. The expected volatility is based upon the historical volatility of the Company’s common stock over the period of time. The Company recognizes expense using the straight-line attribution method for both pre- and post-adoption grants. The amount of option expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company currently expects, based on analysis of its historical forfeitures, a forfeiture rate of approximately 4%.

The following summarizes stock option activity for the three month period ended March 31, 2007:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at December 31, 2006	8,702,971	$1.75
Granted	11,723,028	$0.85
Exercised	—	—
Cancelled	(507,829)	$8.13
Forfeited	(308,282)	$2.06
Outstanding at March 31, 2007	19,609,888	$0.99	9.0
Exercisable at March 31, 2007	3,720,242	$1.48	8.0

The following summarizes stock option activity for the nine month period ended March 31, 2007:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at June 30, 2006	8,216,803	$1.90
Granted	12,724,528	$0.82
Exercised	—	—
Cancelled	(507,829)	$8.13
Forfeited	(823,614)	$1.72
Outstanding at March 31, 2007	19,609,888	$0.99	9.0
Exercisable at March 31, 2007	3,720,242	$1.48	8.0

In February 2007, the Company modified certain previously issued option grants with exercise prices greater than $2.50 by cancelling the original grant and granting new options, on a one for three basis, with an exercise price equal to the market value of the Company’s common shares as of the grant date. The Company cancelled 507,829 options and issued 169,276 new options. The new options become exercisable over a four year period beginning on the date of the new grant, with 25% vesting at the first anniversary of the grant date and the remaining 75% vesting in equal monthly increments over the remaining three years of the vesting period. The Company recognized no incremental cost related to the modification of these options and elected to recognize the remaining unrecognized expense of the original grants over the original vesting period of the cancelled options.

Restricted Stock

In February 2007, the Company granted restricted stock to certain key executives. This restricted stock program is a performance based plan that awards shares of common stock of the Company at the end of a four year, one month measurement period. Awards associated with this program cliff vest at the end of the measurement period subject to attainment of the defined performance measures associated with the performance of the Company’s common stock and operations.

The Company will recognize compensation expense on these awards ratably over the vesting period. The fair value of the awards was determined based on the market value of the underlying stock price at the grant date. The Company estimated a forfeiture rate of 20% based on projections related to whether the performance measures are likely to be achieved and the probability of all awards vesting. The amount of compensation expense ultimately recognized will depend on whether the performance measures are met and all of the restricted stock awards vest. The Company will assess its projections at each reporting period and, as a result, the amount of expense recorded from period to period may change.

The Company granted restricted stock awards for 4.6 million shares for the three and nine months ended March 31, 2007.

Total stock-based compensation for both options and restricted stock awards increased loss from operations and net loss for the three and nine months ended March 31, 2007 by $1.3 million ($0.03 per basic and diluted share) and $3.4 million ($0.07 per basic and diluted share), respectively. As of March 31, 2007, $18.1 million of unvested stock-based compensation has not yet been recognized by the Company. The unvested stock-based compensation balance is expected to be expensed over a weighted average period of 3.6 years.

The following table summarizes the allocation of stock-based compensation included in operating expenses by line item in the Unaudited Consolidated Condensed Statements of Operations for the periods indicated (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Sales and marketing	$504	$214	$1,198	$720
Product development	$385	$306	$968	$1,030
General and administrative	$425	$410	$1,188	$1,376

Total	$1,314	$930	$3,354	$3,126

Goodwill

The Company accounts for its goodwill in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets. This statement requires that goodwill be periodically tested for impairment, with impaired assets written down to fair value. As of September 1, 2006, the Company conducted its annual impairment test of goodwill by comparing fair value to the carrying amount of its underlying assets and liabilities. The Company determined that the fair value exceeded the carrying amount of the assets and liabilities, therefore no impairment existed as of the testing date.

(3) ACQUISITIONS

Vertical Networks, Inc.

On September 28, 2004, we acquired substantially all of the assets, other than patents and patent rights, and most of the liabilities of Vertical Networks, Inc. (“Vertical Networks”). Vertical Networks was a leading provider of distributed IP-PBX software and communications solutions to large enterprises. We also received a patent license for the use of all of Vertical Networks’ patents and patent applications other than Vertical Networks’ rights under specified patents that do not relate to the business we purchased. In addition, we assumed specific liabilities of Vertical Networks.

The purchase price for Vertical Networks consisted of: $12.5 million in cash, paid at closing, with an additional $1.0 million held in escrow to secure Vertical Networks’ indemnification obligations to us, $1.0 million in transaction costs, the assumption of most liabilities of Vertical Networks and an earnout provision of up to $4.3 million. The earnout obligation is equal to the first $4.3 million of non-refundable software license revenues collected by us from CVS Pharmacy, Inc. (“CVS”) in connection with a specific contract. We have paid $2.0 million of the earn-out provision and accrued an additional $0.6 million of the earn-out provision through March 31, 2007. As of September 30, 2006, the entire $1.0 million in escrow has been released to Vertical Networks.

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

We also assumed certain liabilities of Comdial such as post-petition ordinary course trade payables outstanding as of the acquisition date, certain employee related obligations, and certain customer related obligations and liabilities related to certain assumed executory contracts. In addition, we assumed pre-petition and post-petition obligations under remaining unfulfilled purchase orders outstanding as of the closing date. The amount of the liabilities we assumed as of September 28, 2005 was approximately $8.9 million, which included $6.0 million in open purchase order obligations.

Vodavi Technology, Inc.

On December 1, 2006, we completed the acquisition of all of the outstanding securities of Vodavi pursuant to the Merger Agreement by and among the Company, Vodavi and MergerSub wherein MergerSub was merged with and into Vodavi, with Vodavi continuing its corporate existence as a wholly-owned subsidiary of the Company.

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

Estimated Fair Values at March 31,2007 (thousands)
Cash	$6,881
Accounts Receivable, net	2,721
Inventory, net	7,089
Other Current Assets	2,319
Property and Equipment	1,058
Other Long Term Assets	12
Intangible Assets	11,950
Goodwill	14,152

Total assets acquired	46,182
Accounts Payable	(6,416)
Accrued Expenses	(3,610)
Deferred income tax liability	(4,529)

Total liabilities assumed	(14,555)

Total purchase price	$31,627

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

The following are the identifiable intangible assets acquired and the respective periods over which the assets will be amortized on a straight-line basis:

	AMOUNT	LIFE
	(IN THOUSANDS)	(IN YEARS)
Trade names/Trademarks	$690	4
Customer relationships	10,440	9
Customer relationships - other	600	8
Existing technology	220	4

	$11,950

The amounts assigned to identifiable intangible assets acquired was based on their respective fair values determined as of the acquisition date using a discounted cash flow analysis and relief from royalty methodology. The excess of the purchase price over the tangible and identifiable intangible assets was recorded as goodwill and amounted to approximately $14.2 million. In accordance with current accounting standards, the goodwill is not being amortized and will be tested for impairment annually in the first quarter of our fiscal year, as required by SFAS No. 142 or more often if impairment indicators arise.

The following unaudited pro forma condensed financial information gives effect to our acquisition of Vodavi as if it had occurred on July 1, of each period presented. The unaudited pro forma condensed financial information is presented for illustrative purposes only and is not necessarily indicative of the consolidated financial position or consolidated results of operations of the Company that would have been reported had the merger occurred on the date indicated, nor does it represent a forecast of the consolidated results of the operations of the Company for any future period. Furthermore, no effect has been given in the unaudited pro forma combined statements of income for operating benefits that may be realized through the combination of the entities.

		Three Months Ended March 31, 2006
	Three Months Ended March 31, 2007 Combined	Vertical	Vodavi	Pro Forma Adjustment	Combined Pro Forma as Adjusted
Net product revenue	$22,683	$7,809	$10,005	—	$17,814
Net (loss)/income	(4,173)	(4,039)	204	$(2,177)	(6,012)
Net (loss)/income applicable to common shareholders	(4,386)	(4,117)	204	(2,177)	(6,090)
Net loss applicable to common stock – Basic and Diluted	$(0.09)	(0.09)			$(0.13)

	Nine Months Ended March 31, 2007				Nine Months Ended March 31, 2006
	Vertical	Vodavi	Pro Forma Adjustments	Pro Forma as Adjusted	Vertical	Vodavi	Pro Forma Adjustments	Pro Forma as Adjusted
Net product revenue	$56,632	$13,066	—	$69,698	$26,193	$33,216		$59,409
Net (loss)/income	(11,167)	(2,601)	$(6,532)	(20,300)	(8,717)	894	$(6,532)	(14,355)
(Loss)/income applicable to common shareholders	(11,747)	(2,601)	(6,532)	(20,300)	(8,717)	894	(6,532)	(14,355)
Loss applicable to common stock – Basic and Diluted	$(0.25)			$(0.44)	$(0.18)			$(0.30)

The pro forma adjustments include the amortization expense for the acquired identifiable intangible assets of approximately $0.4 million per quarter and the interest expense for the amounts borrowed to finance the acquisition of approximately $1.7 million per quarter. Income tax expense has been recorded on the goodwill valuation of $14.2 million over a 15 year life. All periods presented include this tax charge.

Pursuant to EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, the Company recorded a liability of $0.4 million related to the planned employee involuntary termination costs as a result of the acquisition. The Company’s management began the assessment and formulation of a plan as of the acquisition date and is in the process of completing the assessment of the number of employees, their job classifications and their locations that will be affected. The liability recorded includes the anticipated severance and benefits costs that the Company will pay to the involuntarily terminated employees. The Company expects to complete the planned actions prior to October 2007.

(4) INVENTORIES

Inventories, net, at March 31, 2007 and June 30, 2006 are $15.0 million and $6.1 million, respectively, consisting of the following (in thousands):

	March 31, 2007	June 30, 2006
Raw Materials	$410	$392
Finished Goods	$14,576	$5,679

	$14,986	$6,071

The acquisition of the assets of Vodavi on December 1, 2006 is the primary reason for the substantial increase in inventory, adding $4.7 million in inventory as of March 31, 2007. The remainder of the increase is primarily due to an increase in the number of phones on hand.

(5) INTANGIBLE ASSETS

Intangible assets related to the acquisitions of Vertical Networks, Comdial and Vodavi at March 31, 2007 and June 30, 2006 consist of the following (in thousands):

	March 31, 2007	June 30, 2006	Life in Years
Acquired technology-Vertical Networks	$800	$800	5
Acquired customers relationships-Vertical Networks	3,500	3,500	5
Trade names/trademarks-Comdial	200	200	1
Acquired customer relationships-Comdial	3,300	3,300	10
Acquired technology- Comdial	800	800	5
Trade names-Vodavi	690	—	4
Customer relationships-Vodavi	10,440	—	9
Customer relationships, other-Vodavi	600	—	8
Existing technology-Vodavi	220	—	4

	20,550	8,600
Accumulated amortization	(3,582)	(2,033)

	$16,968	$6,567

Amortization expense for the three and nine months ending March 31, 2007 was $703,000 and $1,549,000 respectively, of which $84,000 and $258,000, respectively, was included in cost of sales. For the three and nine months ending March 31, 2006, amortization expense was $388,000 and $988,000 respectively, of which $80,000 and $201,000, respectively, was included in cost of sales.

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

On September 28, 2005, the Company also executed a secured promissory note in the aggregate principal amount of $2,500,000 (the “Comdial Note”). The Comdial Note was issued to the Comdial bankruptcy estate (the “Comdial Estate”) in connection with the acquisition of the Comdial Assets. The Comdial Note was subject to interest at the rate of 8% per annum and initially matured on the first anniversary of the closing date. On September 28, 2006, the Company and the Comdial Estate entered into an agreement which extended the maturity date of the Comdial Note from September 28, 2006 to November 1, 2006. The Comdial Note was made subject to the minimum equity raise and minimum earnings before interest, taxes, depreciation and amortization covenants contained in the SVB Revolving Loan modification dated September 27, 2006. In addition, the Company was required to pay an extension fee of $150,000 plus all accrued interest on the note through September 28, 2006 up to a maximum of $400,000. Because the Company paid off the Comdial Note in full prior to November 1, 2006, the extension fee was reduced to $75,000.

On October 18, 2006, the Company issued a Senior Secured Promissory Note to NEIPF, L.P. (see “Debt Related to Vodavi Acquisition” below for additional detail). The Company used proceeds from this loan to extinguish all of the outstanding loans with SVB and the Comdial Estate.

Debt Related to Vodavi Acquisition

On October 18, 2006, the Company entered into a Credit Agreement, a Security Agreement, a Pledge Agreement and an Intellectual Property Security Agreement by and among the Company, VCAC, Investment Manager and Lender. Pursuant to the Credit Agreement, the Company agreed to (a) issue a senior secured promissory note payable to Lender (the “Initial Bridge Note”) in the amount of $10.0 million, (b) provided certain conditions were met, issue a senior secured promissory note payable to Lender (the “Subsequent Bridge Note”) in the principal amount of $5.0 million; (c) issue a senior secured promissory note payable to Lender (the “Term Note” and, together with the Initial Bridge Note, the “Loans”) in the principal amount of $15.0 million; and (d) upon the issuance of the Initial Bridge Note, issue to Lender (i) a warrant to purchase 4,500,000 shares of the Company’s common stock at an exercise price equal to $0.01 per share (the “Lender Warrant”) and (ii) an additional warrant for the purchase of 500,000 shares of the Company’s common stock at an exercise price equal to $0.01 per share. The Subsequent Bridge Note was not issued and the additional warrant for the purchase of 500,000 shares of the Company’s common stock became null and void when the Company reached a specified commitment level in the sale of its Series E convertible preferred stock (see Note 9).

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

The Credit Agreement contains certain financial covenants under which the Company must (a) maintain cash, cash equivalents or available borrowing capacity of at least $5.0 million for each fiscal quarter beginning with the quarter ending March 31, 2007; (b) beginning with the trailing twelve month period ended September 30, 2007 and for each quarter thereafter, maintain a minimum EBITDA of $1.00; (c) beginning with the trailing twelve month period ended September 30, 2007, maintain minimum total consolidated revenues of $80.0 million and (d) for the six month period ended March 31, 2007, maintain minimum total consolidated revenues of $30.0 million and minimum EBITDA of ($2.0) million.

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

As of March 31, 2007, the Company was in compliance with the applicable financial covenants of the Loans.

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

(8) CONVERTIBLE REDEEMABLE PREFERRED STOCK

Series D Preferred Stock

On February 9, 2006, the Company completed the sale (the “Series D Financing”) of 5,000 shares of its Series D Convertible Preferred Stock, par value $1.00 per share (the “Series D Preferred Stock”) and warrants to purchase an aggregate of 1,041,667 shares (the “Series D Warrants”) of the Company’s common stock pursuant to a Securities Purchase Agreement (the “2006 Securities Purchase Agreement”) between the Company and certain investors (the “Series D Investors”). The aggregate proceeds to the Company from the Series D Financing was $5.0 million.

Obligation to Register Shares

Pursuant to the 2006 Securities Purchase Agreement, we agreed to register the shares of common stock issuable upon conversion of the Series D Preferred Stock and upon exercise of the Series D Warrants (collectively, the “Issued Shares”) for resale by the Series D Investors under the Securities Act. The Company also agreed to file with the SEC a registration statement with respect to the Issued Shares no later than March 27, 2006 (the “Filing Date”), and to use our best efforts to cause the registration statement to become effective on or before the date that is the earlier of (1) in the event of no review by the SEC, within five days of being informed by the SEC that the SEC has decided not to review the registration statement, but in no event later than 30 days after the Filing Date, (2) in the event of a review by the SEC, within five days of being informed by the SEC that the SEC has no further comments on such registration statement, but in no event later than 90 days after the Filing Date (the earlier of (1) and (2), the “Required Effective Date”).

The Company is currently liable for liquidated damages to each Series D Investor because the registration statement was not filed on or before March 27, 2006 (such an event, a “Filing Default”). As a result of the Filing Default, the Company must pay as liquidated damages to the Series D Investors, for each 30-day period of a default, an amount in cash equal to 1% of the aggregate purchase price paid by the Series D Investor pursuant to the 2006 Securities Purchase Agreement; provided that in no event will the aggregate amount of cash to be paid as liquidated damages exceed 9% of the aggregate purchase price paid by such Series D Investor. Through March 31, 2007, the Company has accrued a total of $450,000 in liquidated damages and paid $135,000 in damages as a result of the Filing Default.

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

Series D Warrants

In addition to the shares of Series D Preferred Stock, the Company issued warrants to purchase an aggregate of up to 1,041,667 shares of common stock at a per share exercise price of $0.01. The Series D Warrants have a term of exercise expiring on February 9, 2016. The number of shares issuable upon exercise and the per share exercise price of the Series D Warrants is subject to adjustment in the case of any stock dividend, stock split, combination, capital reorganization, reclassification or merger or consolidation. Subject to limited exceptions, the number of shares of common stock for which the warrant is exercisable is also subject to adjustment in the case of an issuance of shares of common stock or securities exercisable for or convertible into common stock, at a per share price less than the per share conversion price of the Series D Preferred Stock then in effect. In the event of such an issuance, the number of shares of common stock for which the warrant is exercisable is increased in accordance with the formula set forth in the warrant. The conversion price, as defined in the warrant, is also reduced to equal the purchase price of the new issuance of common stock (or securities convertible into common stock). The Series D Warrants are exercisable at any time prior to their expiration date by delivering the warrant certificates to the Company, together with a completed election to purchase and the full payment of the exercise price or by means of a "net exercise" clause under which the Company does not receive any cash, but rather, the number of shares issued upon exercise is net of the number of shares withheld by the Company in lieu of payment of the exercise price. This net exercise right is generally limited to times when the Company is not in compliance with its obligations relating to the registration of the shares of common stock underlying the Series D Warrants for resale under the Company's registration rights agreement with respect to those shares.

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

As a result of the issuance of the Lender Warrant (see Note 6) and the Series E Preferred Stock (see below), the anti-dilution adjustments in the Series D Preferred Stock and the Series D Warrants were triggered. Accordingly, on December 1, 2006, the Company issued 539,787 additional Series D Warrants to the Series D Investors which increased the portion of the proceeds allocable to the warrants to $1.3 million. In addition, the conversion price was adjusted to $0.79 which resulted in an increase in the value of the beneficial conversion feature to $2.8 million which was recorded as an additional discount on the stock. The additional discounts recognized as a result of these adjustments will be accreted over the period through the earliest redemption date.

We will reevaluate the classification of the stock and warrants in each period to determine if reclassification is necessary. Our obligation to the Series D Preferred Stockholders, should they choose to redeem the stock at or after the redemption date is $5.0 million plus accrued but unpaid dividends.

Series E Preferred Stock

On December 1, 2006, the Company completed the sale (the “Series E Financing”) of 27,400 shares of its Series E Convertible Preferred Stock, par value $1.00 per share (the “Series E Preferred Stock”) and warrants to purchase an aggregate of 25,849,059 shares (the “Series E Warrants”) of the Company’s common stock pursuant to the Amended and Restated Securities Purchase Agreement between the Company and certain investors (the “Series E Investors”) (the “Series E Securities Purchase Agreement”). The aggregate proceeds to the Company from the Series E Financing was $27.4 million.

Obligation to Register Shares

Pursuant to the Amended and Restated Securities Purchase Agreement, we agreed to register the shares of common stock issuable upon conversion of the Series E Preferred Stock and upon exercise of the Series E Warrants (collectively, the “Issued Shares”) for resale by the Series E Investors under the Securities Act. The Company also agreed to file with the SEC a registration statement with respect to the Issued Shares no later than 210 days after the effective time of the Merger, and to use our best efforts to cause the registration statement to become effective as promptly as reasonably practicable after (1) being informed by the SEC that the SEC has decided not to review the registration statement or (2) being informed by the SEC that the SEC has no further comments on such Registration Statement.

Other Company Obligations

The Company’s negative covenants relate to obligations not to, without the prior consent of M/C Venture Partners, provided M/C Venture Partners holds 50% of the shares of Series E Preferred Stock purchased in the Series E Financing, (1) enter into a transaction involving a change in control of the Company; (2) incur indebtedness in excess of $3.0 million, subject to specified exceptions; (3) create any security with an equity component unless that security is junior to the common stock; (4) issue any equity securities; (5) transfer its intellectual property; (6) repurchase, redeem or pay dividends on any shares of capital stock (subject to limited exceptions); (7) grant stock options that are not authorized by a vote of the Board of Directors or its Compensation Committee; (8) liquidate or dissolve; (9) change the size of the Company’s Board of Directors; (10) amend the Company’s certificate of incorporation or bylaws; (11) change the nature of the Company’s business; (12) alter the voting rights of shares of the Company’s capital stock in a disparate manner; (13) take any action which would cause an adjustment to the exercise price or number of shares to be delivered under the Section 8 of the Series E Warrants; or (14) amend the Credit Agreement or the warrant issued in connection with the Credit Agreement, or take any action that would cause any increase in the number of shares for which such warrants would be exchanged.

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

Liquidation. Upon liquidation, dissolution or winding up, the holders of Series E Preferred Stock are entitled, before any distributions are made to the holders of the common stock, or any other class or series of capital stock of the Company ranking junior to the Series E Preferred Stock as to such distributions, to be paid an amount equal to $1,000 per share (the “Original Issue Price”) and any unpaid dividends thereon, subject to adjustment. For purposes of this liquidation preference, unless waived in writing by any single holder of at least thirty percent (30%) of the outstanding Series E Preferred Stock and/or Series D Preferred Stock (as adjusted) then outstanding, a consolidation or merger of the Company into or with another entity or the sale of all or substantially all of the Company’s assets, in each case under circumstances in which the holders of a majority in voting power of the outstanding capital stock of the Company, immediately prior to such transaction, owned less than a majority in voting power of the outstanding capital stock of the Company or its successor, would be treated as a liquidation, dissolution or winding up of the Company.

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

Redemption. Starting three years from the date the Series E Certificate of Designations was filed, the Series E Preferred Stock may be redeemed in three equal annual installments commencing 30 days after any single holder of at least thirty percent (30%) of the issued and outstanding shares of Series E Preferred Stock consents to such redemption. The Series E Preferred Stock may be redeemed at a price equal to the Original Issue Price, plus all declared but unpaid dividends. If the Company fails to redeem the Series E Preferred Stock in accordance with the Certificate of Designations, then interest will accrue on any unpaid amount at a rate of 1% per each 30-day period that such amounts remain unpaid.

Special Redemption. Upon notice of certain events triggering a mandatory conversion under the Series E Certificate of Designations, a holder of Series E Preferred Stock may instead elect to have the Company redeem its shares of Series E Preferred Stock (the “Special Redemption”). Any such shares will be redeemed at a price equal to the Original Issue Price, plus all declared and unpaid dividends (the “Special Redemption Price”). If the Company fails to redeem the shares of Series E Preferred Stock pursuant to the Special Redemption, the holders of such shares will sell such shares to any persons that the Company designates and will sell such shares at the Special Redemption Price.

Series E Warrants

In addition to the shares of Series E Preferred Stock, the Company issued warrants to purchase an aggregate of up to 25,849,059 shares of common stock at a per share exercise price of $0.58. The Series E Warrants have a term of exercise expiring on December 1, 2016. The number of shares issuable upon exercise and the per share exercise price of the Series E Warrants is subject to adjustment in the case of any stock dividend, stock split, combination, capital reorganization, reclassification or merger or consolidation. Subject to limited exceptions, the number of shares of common stock for which the warrant is exercisable is also subject to adjustment in the case of an issuance of shares of common stock or securities exercisable for or convertible into common stock, at a per share price less than the per share conversion price of the Series E Preferred Stock then in effect. In the event of such an issuance, the number of shares of common stock for which the warrant is exercisable is increased in accordance with the formula set forth in the warrant. The conversion price, as defined in the warrant, is also reduced to equal the purchase price of the new issuance of common stock (or securities convertible into common stock). The Series E Warrants are exercisable at any time prior to their expiration date by delivering the warrant certificates to the Company, together with a completed election to purchase and the full payment of the exercise price or by means of a "net exercise" clause under which the Company does not receive any cash, but rather, the number of shares issued upon exercise is net of the number of shares withheld by the Company in lieu of payment of the exercise price. This net exercise right is generally limited to times when the Company is not in compliance with its obligations relating to the registration of the shares of common stock underlying the Series E Warrants for resale under the Company's registration rights agreement with respect to those shares.

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

With respect to the 2004 Stock Purchase Agreement (i) tolled the liquidated damages accrued or accruing under the 2004 Stock Purchase Agreement through September 28, 2005 by reason of our failure to file and have declared effective by the SEC a registration statement covering the resale of the shares of our common stock purchased pursuant to the 2004 Stock Purchase Agreement and (ii) changed the time frame in which we are obligated to register the shares issued in the 2004 Agreements to match the time frame for registering shares under the 2005 Stock Purchase Agreement and (iii) agreed to issue new warrants to the 2004 investors in lieu of payment of the Liquidated Damages.

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

The Company is currently liable for liquidated damages to the 2005 Investors and the 2004 Investors because the registration statement was not declared effective on or before March 12, 2006 (such an event, an “Effectiveness Default”). As a result of the Effectiveness Default, the Company must pay as liquidated damages to the 2005 Investors and the 2004 Investors, for each 30-day period of a default, an amount in cash equal to 1% of the aggregate purchase price paid by the Investors; provided that in no event will the aggregate amount of cash to be paid as liquidated damages exceed 9% of the aggregate purchase price paid by each Investor. As of March 31, 2007, the Company has accrued $2.2 million in liquidated damages as a result of the Effectiveness Default.

(10) COMPUTATION OF NET LOSS PER SHARE

Net loss per basic and diluted share are based upon the weighted average number of common shares outstanding. Common equivalent shares, consisting of outstanding stock options, convertible preferred shares and warrants to purchase common stock are included in the diluted per share calculations where the effect of their inclusion would be dilutive. Common stock equivalents have been excluded for all periods presented as they are antidilutive. For the periods ended March 31, 2007 and 2006, total common stock equivalents excluded are 109.1 million and 10.6 million, respectively.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including, without limitation, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements. These statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “expect,” “intend,” “may,” “would,” “could,” “plan,” “seek,” “potential,” “continue,” or the negative of these terms or other comparable terminology. You should not place undue reliance on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, levels of activity, performance or achievements. Factors that may cause actual results to differ materially from current expectations, which we describe in more detail elsewhere in this Quarterly Report on Form 10-Q under the heading Item 1-A “Risk Factors,” include, but are not limited to:

•	failure to increase the sales of our products;

•	continued inability to achieve profitability;

•	the loss of any of our key customers;

•	failure to successfully integrate the operations of Vodavi into our business;

•	the introduction of competitive products, including other software- or server-based phone systems;

•	slower than expected development of the software- or server-based phone system market or any event that causes software- or server-based phone systems to be less attractive to customers;

•	deteriorating financial performance;

•	failure to protect our intellectual property;

•

failure to achieve the anticipated benefits from our acquisitions of Vodavi, Comdial and Vertical Networks, including, without limitation, failing to obtain the desired benefits for the Company’s dealers and customers;

•	failure to retain our rights to certain patents that we acquired through a license agreement resulting from the Vertical Networks Acquisition;

•	the assumptions about the future performance of the Vodavi operations may prove to be incorrect;

•	the inability to achieve the desired synergies and economies of scale after the acquisition of Vodavi;

•	the inability to become a significant player within the IP-PBX telephony market.

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

Item 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with the consolidated financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q. This item contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. Actual results may differ materially from those included in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth under "Risk Factors" as well as those otherwise discussed in this section and elsewhere in this quarterly report on Form 10-Q. See "Forward-Looking Statements".

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

Critical Accounting Policies

Revenue Recognition

The Company recognizes revenue for the sale of its InstantOffice and TeleVantage products pursuant to Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Software Revenue Recognition With Respect to Certain Transactions. For revenue generated by the sale of Comdial and Vodavi products, where the Company has determined that the software is incidental, the Company follows Staff Accounting Bulletin (SAB) 104, Revenue Recognition. Generally, the Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectability is reasonably assured. The Company reduces revenue for estimated customer returns, rotations and sales rebates when such amounts are estimable. When not estimable, the Company defers revenue until the product is sold to the end customer or the customer’s rights expire. As part of its product sales price, the Company provides telephone support, which is generally utilized by the customer shortly after the sale. The cost of the phone support is not significant but is accrued in the financial statement. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue.

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

Due to the lengthy period of time over which we amortize the revenue and cost of goods sold related to these systems, the revenue and cost of goods sold we report in any one period excludes certain of the revenue and cost of goods sold relating to shipments in that period and includes revenue and costs of goods sold relating to shipments made in prior periods. As a result, our reported revenue and costs of goods sold may not necessarily be indicative of our ability to generate customer orders in a particular period. The difference between reported revenue and costs of goods sold and customer orders in any period could be either positive or negative, and cannot be reliably predicted from period to period. The following tables demonstrate this effect by showing the amount of revenue, cost of goods sold and gross profit from systems shipped during the three months ended March 31, 2007 and 2006 that was deferred at each quarter end (in thousands).

	Deferred Revenue	Deferred Cost of Goods Sold	Deferred Gross Profit
March 31, 2007	$56	$29	$27
March 31, 2006	2,522	1,355	1,167

The following table details the amount of revenue, cost of goods sold and gross profit from systems shipped during prior reporting periods that was recognized at each quarter end for the three month period ended March 31, 2007 and 2006 (in thousands).

	Recognition of Revenue Deferred in Prior Period	Recognition of Cost of Goods Sold Deferred in Prior Period	Recognition of Gross Profit Deferred in Prior Period
March 31, 2007	$2,222	$1,215	$1,007
March 31, 2006	1,310	735	575

The following tables show the amount of revenue, cost of goods sold and gross profit from systems shipped during the nine months ended March 31, 2007 and 2006 that was deferred at each quarter end (in thousands).

	Deferred Revenue	Deferred Cost of Goods Sold	Deferred Gross Profit
March 31, 2007	$2,406	$1,106	$1,300
March 31, 2006	3,306	1,702	1,604

The following table details the amount of revenue, cost of goods sold and gross profit from systems shipped during prior reporting periods that was recognized for the nine month periods ended March 31, 2007 and 2006 (in thousands).

	Recognition of Revenue Deferred in Prior Period	Recognition of Cost of Goods Sold Deferred in Prior Period	Recognition of Gross Profit Deferred in Prior Period
March 31, 2007	$6,388	$3,500	$2,888
March 31, 2006	3,803	2,189	1,614

As a result of the significant revenue and cost of goods sold deferral related to current period shipments of systems, the revenue and cost of goods sold reflected in our Condensed Consolidated Financial Statements may not be indicative of our ability to generate sales of our product into the marketplace in the current period. Likewise, recognition in the current or a future period of revenue and cost of goods sold related to shipments of systems that occurred in prior years may cause the impression that we are generating a higher volume of sales of our telephone systems into the market in that period than is the case.

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

Warranty

In many cases, we provide a one-year limited warranty to our customers, including repair or replacement of defective equipment. For certain product lines and customers, we offer longer warranty periods or extended warranties. Our contract manufacturing partners are responsible for the first year of the warranty repair work. We provide for the estimated cost of product warranties at the time the revenue is recognized. We calculate our warranty liability based on historical product return rates and estimated average repair costs. While we engage in various product quality programs and processes, our warranty obligation may be affected by product failure rates and the ability of our contract manufacturers to satisfy warranty claims. The outcome of these items could differ from our estimates and revisions to the warranty estimates could be required.

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

Summary

The following is a summary of the areas that management believes are important in understanding the results of the fiscal quarter and nine months ended March 31, 2007. This summary is not a substitute for the detail provided in the following pages or for the condensed consolidated financial statements and notes that appear elsewhere in this document.

Revenues

We derive revenues primarily from sales of our hardware and software products. The timing and amount of our net revenues has been, and is expected to continue to be, influenced by a number of factors, including the following:

•	Product design, including our hardware, software and our bundled hardware and services where applicable;

•	The demand for our current products;

•	Requirements of generally accepted accounting principles for deferral of certain product sales when combined with long-term maintenance services;

•	Acquisitions made by us, such as the acquisitions of the assets of Vertical Networks, Comdial and Vodavi;

•	The length of our sales cycle; and

•	Budgeting cycles of our customers.

Cost of Sales

Cost of sales is generally comprised of materials, manufacturing, shipping and repair of our products. Prior to the acquisitions of Vertical Networks, Comdial and Vodavi, cost of sales consisted primarily of materials for a limited amount of shrink wrap product including software CDs and manuals and also small amounts of amortization of purchased technology. As a result of the acquisition of Vertical Networks, Comdial and Vodavi, cost of sales increased substantially due to the hardware costs associated with sales of the InstantOffice, Comdial and Vodavi product lines and due to additional amortization of technology-based intangible assets associated with the acquisitions. Cost of sales also includes royalties paid to third parties.

Operating Expenses

Our operating expenses are comprised of:

•	Sales and marketing costs, which consist primarily of salaries and employee benefits for sales and marketing employees, travel, advertising, tradeshows and various other marketing programs;

•	Product development costs, which consist primarily of salaries and employee benefits for engineering and technical personnel and third party consulting services;

•

General and administrative expenses, which generally represent salaries and employee benefits for executive, administrative, operations, finance, human resource and IT personnel, as well as professional fees, insurance costs, consulting fees and administrative expenses;

•	Stock-based, non-cash compensation expense;

•	Amortization of intangible assets acquired from Vertical Networks, Comdial and Vodavi; and

•	Depreciation.

Results of Operations

Net Revenue

Net revenue was $22.7 million and $56.6 million for the three and nine months ended March 31, 2007, respectively, representing an increase of 58% and 39%, from $14.4 million and $40.6 million for the same fiscal periods from prior year. The increase in net revenue is primarily attributable to the acquisition of Vodavi, which was completed on December 1, 2006 and the acquisition of Comdial, which was completed on September 28, 2005.

We distribute our products both domestically and internationally. International product revenue was $0.5 million, or 2% of total revenue, for the three months ended March 31, 2007 and $0.5 million, or 3% of total revenue, for the three months ended March 31, 2006. International product revenue for the nine months ended March 31, 2007 was $1.5 million, or 3% of total revenue, and $0.9 million, or 2% of total revenue, for the nine months ended March 31, 2006.

Gross Profit (in thousands, except percentages)

	Three Months Ended			Nine Months Ended
	March 31, 2007	March 31, 2006	Change	March 31, 2007	March 31, 2006	Change
Gross Profit	$10,458	$7,809	2,649	$27,231	$21,915	5,316
% of Net Revenue	46%	54%		48%	54%

Gross profit as a percentage of revenue declined in the quarter ended March 31, 2007 as compared with the same quarter of 2006, primarily as a result of the sales and associated cost of sales of the Vodavi products which sales have a lower margin compared to other of our product lines. The decrease in gross profit as a percentage of net revenue for the nine months ended March 31, 2007, compared to the corresponding period ended March 31, 2006, was due primarily to the addition of revenue and associated cost of sales from the acquisitions of Vodavi and Comdial, which sales have a lower margin compared to other of our product lines.

Operating Expenses (in thousands, except percentages)

	Three Months Ended			Nine Months Ended
	March 31, 2007	March 31, 2006	Change	March 31, 2007	March 31, 2006	Change
Sales and Marketing	$4,677	$4,193	12%	$11,952	$12,845	(7)%
% of Net Revenue	21%	29%		21%	32%
Product Development	$3,573	$2,889	24%	$9,706	$8,812	10%
% of Net Revenue	16%	20%		17%	22%
General and Administrative	$3,945	$4,105	(4)%	$11,972	$11,362	5%
% of Net Revenue	17%	29%		21%	28%
Total Operating Expenses (including Amortization of intangibles)	$12,814	$11,495	11%	$34,920	$33,808	3%
% of Net Revenue	56%	80%		62%	83%

Sales and Marketing

For the three months ended March 31, 2007, sales and marketing expenses increased by $0.5 million, while their costs as a percentage of revenue decreased from 29% to 21% compared with the corresponding period in 2006. The increase in sales and marketing expenses in aggregate dollars is primarily a result of the acquisition of Vodavi operations and to the expenses related to introducing Vertical’s new and existing products to our customers. For the nine months ended March 31, 2007, sales and marketing expenses decreased by $0.9 million, and their costs as a percentage of revenue decreased from 32% to 21% compared with the corresponding period in 2006. The decrease in sales and marketing expenses in aggregate dollars for the nine months ended March 31, 2007 compared to the corresponding period ended March 31, 2006 was due primarily to decreased payroll and related expenses as a result of cost reductions in fiscal 2006 from consolidation efforts related to the Comdial acquisition offset by the increase in sales support as a result of the Vodavi acquisition. The Company employed 120 sales and marketing personnel throughout the quarter ended March 31, 2007.

Product Development

For the three months ended March 31, 2007, product development expenses increased by $0.7 million, whereas such costs as a percentage of revenue decreased from 20% to 16% compared with the corresponding period in 2006. For the nine months ended March 31, 2007, product development expense increased by $0.9 million, whereas such costs decreased as a percentage of revenue from 22% to 17% compared with the corresponding period in 2006. The increase in product development expenses in aggregate dollars for the three and nine months ended March 31, 2007 compared to the corresponding periods ended March 31, 2006 was due primarily to additional costs related to our next generation product development efforts and to the acquisition of the Vodavi development personnel and expenses. The Company employed 91 product development personnel throughout the quarter ended March 31, 2007.

General and Administrative

For the three months ended March 31, 2007, general and administrative expense decreased $0.2 million, and such costs as a percentage of revenue decreased from 29% to 17% as compared with the same period in 2006. This is primarily a result of elimination of redundant overhead operations related to the acquisition of Comdial offset by the additional expenses related to the Vodavi acquisition. For the nine months ended March 31, 2007, general and administrative expense increased $0.6 million, whereas such costs as a percentage of revenue decreased from 28% to 21% as compared with the same period in 2006. The increase in general and administrative expenses for the nine month period ended March 31, 2007 compared to the same period ended March 31, 2006, was primarily driven by the additional expenses related to the Vodavi acquisition. The Company employed 67 general and administrative personnel throughout the quarter ended March 31, 2007.

General and Administrative expense also includes liquidated damages that we are accruing related to the 2004 Stock Purchase Agreement, the 2005 Stock Purchase Agreement and the 2006 Securities Purchase Agreement. Total liquidated damages recorded for the three and nine months ended March 31, 2007 was $0 and $1.0 million, respectively. Total liquidated damages recorded for the three and nine months ended March 31, 2006 was $0.2 million and $0.8 million, respectively.

Operating Loss

For the quarter ended March 31, 2007, our operating loss decreased $1.3 million, or 36%, to ($2.4) million on revenue of $22.7 million, from an operating loss of ($3.7) million on revenue of $14.4 million for the quarter ended March 31, 2006. This was due to an increase in gross profit of $2.6 million offset by a $1.3 million increase in operating expense. For the nine months ended March 31, 2007, our operating loss decreased $4.2 million, or 35%, to ($7.7) million on revenue of $56.6 million, from an operating loss of ($11.9) million on revenue of $40.6 million for the nine months ended March 31, 2006. The factors affecting this decrease in operating loss were a $5.3 million increase in gross profit associate with higher revenue offset by a $1.1 million increase in operating expense, primarily a result of the margin and operating expenses added as a result of the Vodavi acquisition.

Included in the operating loss are non-cash stock-based compensation expense of $1.3 million and $3.4 million in the three and nine months ended March 31, 2007, respectively, compared with $0.9 million and $3.1 million in the three and nine months ended March 31, 2006, respectively, and depreciation and amortization expense of $1.1 million and $2.6 million in the three and nine months ended March 31, 2007, respectively, compared with $0.8 million and $2.1 million in the three and nine months ended March 31, 2006, respectively.

As mentioned above under the caption Revenue Recognition, we defer a significant portion of the revenue and cost of goods sold related to current period shipments while recognizing revenue and cost of goods sold from shipments in prior periods. As a result, our reported revenue and cost of goods sold may not necessarily be indicative of our ability to generate sales of our products in a particular period.

Interest Expense

Interest expense for the three and nine months ended March 31, 2007 was $1.7 million and $3.1 million, respectively, compared with $0.2 million and $0.5 million, respectively, for the three and nine months ended March 31, 2006. The increase in interest expense relates to debt instruments incurred in order to finance the acquisitions of Comdial and Vodavi.

Income Tax Expense

While we incurred net losses in the three and nine month periods ended March 31, 2007 and 2006, we recorded a deferred tax provision associated with the goodwill created and intangibles acquired with the Vertical Networks, Comdial and Vodavi acquisitions. The effective tax rate utilized for the provision was 40.0%.

Financial Condition, Liquidity And Capital Resources

Despite the overall decrease in our operating expenses as a percentage of revenue, we will be required to carefully manage our expenses to maximize our liquidity and meet our debt service obligations. We are continuing to review our integration plans and expect to continue to reduce expenses as we reduce redundancies and streamline our operations.

	Positions at
	March 31, 2007	June 30, 2006	Change
Cash and cash equivalents	$14,546	$4,726	$9,820
Working capital (excl. restricted cash)	$6,700	$(6,823)	$13,523

	Nine Months Ended March 31, 2007	Nine Months Ended March 31, 2006	Difference
Cash used in operating activities	$(4,606)	$(5,667)	$1,061
Cash used in investing activities	$(25,817)	$(20,188)	$(5,629)
Cash provided by financing activities	$40,247	$24,798	$15,449

Net cash flows used in operating activities were $4.6 million during the nine months ended March 31, 2007. The cash used in operating activities was due primarily to a net loss of $11.2 million, offset by depreciation and amortization of $2.6 million, $3.4 million relating to non-cash stock-based compensation expense and $1.5 million of non-cash interest expense related to the amortization of discounts on our debt and preferred stock.

Net cash flows used in investing activities were $25.8 million during the nine months ended March 31, 2007. The cash used in investing activities primarily relates to the acquisition of Vodavi. Net cash flows provided by financing activities was $40.2 million during the nine months ended March 31, 2007. The cash provided by financing activities reflects the debt and equity proceeds received in order to finance the acquisition of Vodavi.

Working capital, consisting of total current assets minus current liabilities, was $6.7 million at March 31, 2007. This compared to a working capital deficit of $6.8 million at June 30, 2006, representing an increase of $13.5 million. The increase in working capital at March 31, 2007 is a result of the cash proceeds related to the financing for the acquisition of Vodavi.

We have incurred losses and negative or minimal positive cash flows from operations in every fiscal period since 1996 and have an accumulated deficit, including non-cash equity charges, of $86.6 million as of March 31, 2007. For the three months ended March 31, 2007 we incurred a net loss of approximately $4.2 million. Our management expects that operating losses will continue in the near future. As of June 30, 2006, our cash resources were not adequate to meet our short-term requirements through the end of the 2007 fiscal year. Therefore in October, 2006, we obtained binding, non-cancellable commitments from certain of our investors and our chief executive officer to fund our operations, up to $5.0 million, through September, 2007. In addition we completed the debt and equity financings in conjunction with our acquisition of Vodavi (see Notes 6 and 8 to the Condensed Consolidated Financial Statements). The Company is currently in negotiations to establish an asset based line of credit which, along with our current cash on hand, will be used to retire our short term debt and fund our operations, as necessary. As a result, we anticipate that we will meet our forecasted cash requirements for the next twelve months. A change in circumstance, such as a reduction in the demand for our products, could necessitate that we seek additional debt or equity capital or take actions to reduce our operating costs to levels that can be supported by our available cash. Such additional financings may not be available on terms acceptable to us, or at all, and may significantly affect our stockholders, including for example, by substantially diluting their ownership interest.

Contractual Obligations

(in thousands)	Payment due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Obligations (1)	$25,022	$10,018	$15,004	$—	$—
Operating Lease Obligations (2)	6,685	1,872	3,064	1,749	—
Open Purchase Order Commitments (3)	21,016	21,016	—	—	—

Total	$52,723	$32,906	$18,068	$1,749	$—

(1) Debt obligations include a bridge loan and term loan with Columbia Partners and capital equipment leases. See Note 6 to the Condensed Consolidated Financial Statements for additional information.

(2) We lease office, product packaging and storage space and equipment warehouses under noncancelable operating lease agreements expiring through 2011.

(3) We outsource substantially all of our manufacturing requirements. As of March 31, 2007, purchase obligations of $6.3 million are related to the Vodavi acquisition.

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

Item 4.—CONTROLS AND PROCEDURES

“Disclosure Controls and Procedures” are defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as the controls and procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time period specified by the SEC’s rules and forms. Disclosure Controls and Procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including our principle executive and principal financial officers, to allow for timely decisions regarding required disclosure.

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

Evaluation of Disclosure Controls and Procedures.

As of March 31, 2007, our management, with the participation of our Audit Committee, Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our Disclosure Controls and Procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, the design and operation of these disclosure controls and procedures were effective during the quarter ended March 31, 2007. We believe that we have adequate staffing in our finance group with the appropriate level of experience to effectively control the increased level of transaction activity, address the complex accounting matters and manage the increased financial reporting complexities resulting from the acquisitions of Vertical Networks, Comdial and Vodavi and the associated integration activities.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2007, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

We had operating losses for the quarter ended March 31, 2007 and in each of the last 12 fiscal years. We also had negative cash flow from operating activities in the quarter ended March 31, 2007 and had negative cash flow in seven out of the last eleven fiscal years. If our revenues do not increase significantly, without a corresponding decrease in expenses, we may never achieve profitability, on a sustained basis or at all, or generate positive cash flow in the future. In that case our business will fail. We expect to incur significant future operating losses and negative cash flows. Vertical Networks, Inc. also incurred operating losses in each of their last three fiscal years prior to being acquired by us. Comdial’s revenues and operating results have experienced fluctuations in the past and may cause our revenues and operating results to vary in the future. Comdial’s revenues and operating results have varied significantly in the past due to various factors, including changes in market acceptance of Comdial’s services, regulatory changes that may affect the marketability of Comdial’s services, budgetary cycles of Comdial’s principal clients, the mix and timing of client projects, and one-time nonrecurring and unusual charges. As a result, the operations acquired from Vertical Networks and Comdial may not consistently generate profits or positive cash flow, which would likely have a material negative impact on our business, our financial condition and our results of operations.

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

As of March 31, 2007, M/C Venture Partners beneficially owned approximately 34.5% of our common stock. Based upon its substantial voting power and their director rights, M/C Venture Partners is in a position to exert substantial influence over matters submitted to our stockholders for approval and our management and affairs, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, M/C Venture Partners currently maintains the contractual right to nominate two members to our seven member board of directors and has a shared right with our board of directors to nominate an additional two members. Accordingly, such concentration of ownership and ability to appoint members to our board may have the effect of delaying, deterring or preventing a change in control of our company, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to take control of our company, which in turn could have a negative effect on the market price of our stock. These actions could also be adverse to our other stockholders’ interests.

Because we failed to cause the registration statement filed on December 6, 2005 to be declared effective in accordance with the timetables set forth in 2005 Stock Purchase Agreement and the 2004 Stock Purchase Agreement, as amended, we are subject to liquidated damages or liability for breach of contract.

We are obligated to pay approximately $2.2 million in liquidated damages to the 2005 Investors and 2004 Investors. Pursuant to the 2005 Stock Purchase Agreement and the 2004 Stock Purchase Agreement, as amended, we agreed to register the shares of our common stock issued to the 2005 Investors and the 2004 Investors for resale under the Securities Act of 1933. We agreed to file a registration statement covering these shares no later than December 12, 2005. We filed this registration statement relating to these shares of common stock, among others, on December 6, 2005 (the “Filing Date”). We further agreed to use our best efforts to cause the registration statement to become effective in certain events but no later than 90 days after the Filing Date (referred to as the “Required Effective date”). We are liable for liquidated damages to each investor as a result of the Effectiveness Default.

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

We are obligated to pay $315,000 in liquidated damages to the Series D Investors. Pursuant to the 2006 Securities Purchase Agreement, we have agreed to register the shares of common stock issuable upon conversion of the Series D Convertible Preferred Stock (the Series D Preferred Stock) and upon exercise of the warrants for resale by the 2006 investors under the Securities Act. We agreed to file with the SEC a registration statement with respect to the Series D Preferred Stock and warrants no later than March 27, 2006 (the “2006 Filing Date”), and to use our best efforts to cause the registration statement to become effective on or before the date that is the earlier of (1) in the event of no review by the SEC, within five days of being informed by the SEC that the SEC has decided not to review the Registration Statement, but in no event later than 30 days after the 2006 Filing Date, (2) in the event of a review by the SEC, within five days of being informed by the SEC that the SEC has no further comments on such registration statement, but in no event later than 90 days after the 2006 Filing Date (the earlier of (1) and (2), the “2006 Required Effective Date”).

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

Failure to successfully integrate the acquired operations of Vodavi could have a material adverse effect on our combined operations.

Our decision to acquire the operations of Vodavi were based in part, on our belief in the growth opportunities and cost savings we hope to achieve from the integration of those operations into our operations and our plans to expand our product offerings to our customers and future customers. Our success in realizing these and other anticipated benefits could be adversely affected by a number of factors, many of which are outside our control. These challenges include the timely, efficient and successful execution of a number of post-acquisition events, including:

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

The combined company may not succeed in addressing these risks or any other problems encountered in connection with these acquisitions. The inability to successfully integrate our operations, technology and personnel with those of Vodavi or any significant delay in achieving integration, could have a material adverse effect on the combined company after the acquisition and, as a result, on the market price of our common stock.

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

We are currently making a substantial investment in the unified engineering and product management team that is working on our next-generation IP-PBX product family, which is expected to ship in 2007. If there are delays in release or insurmountable problems with this next generation product, our operations will be negatively impacted as we require this new product to remain competitive in our market and to achieve profitability.

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

We rely upon LG-Nortel Co., Ltd. (“LGN”) as a strategic partner for our Vodavi business

Vodavi obtains a majority of its telephone systems, voice mail products and IP-based commercial grade telephones from LGN, which owns the rights to produce this equipment. Under an agreement with Vodavi, LGN granted us the exclusive right to distribute and sell throughout North America and the Caribbean the products that LGN manufactures for us. The agreement expires in December 2009. Vodavi conducts joint development activities with LGN for the design and development of hardware incorporated into some of their existing and planned telephone systems and commercial grade telephone product lines. Other products are completely developed by LGN. In connection with the products jointly developed with LGN, Vodavi provides market analysis, product management, functional and performance standards, software development, quality control program development, sales and distribution, and customer service and support, while LGN provides hardware research, design, and development, development of components such as integrated circuits and semiconductor chips, and manufacturing and production engineering. Generally, LGN contributes the ongoing research and development costs for the product hardware in return for an arrangement under which LGN produces the finished goods developed under the alliance.

As a result of this arrangement, Vodavi has been able to obtain access to LGN’s research and development expertise and resources while controlling capital expenditures for much of their product development efforts. In addition, the arrangement with LGN enables us to minimize the risks inherent in making significant investments in research and development infrastructure or personnel. To the extent that we develop new hardware in conjunction with LGN or another development partner, the development partner typically retains ownership rights to the new hardware and we retain the right to sell products incorporating that hardware throughout North America and the Caribbean. Vodavi relies on LGN to supply most of our telephone systems and voice mail products and all of their commercial grade telephones. They also rely on LGN’s engineering, hardware and circuit development, and manufacturing capabilities. Vodavi purchased approximately $21.2 million, $22.2 million, and $21.1 million of product LGN, constituting approximately 84%, 88%, and 87% of their total purchases in calendar years 2005, 2004, and 2003, respectively.

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

We conduct business globally. International sales accounted for approximately 2% of net sales for the quarter ended March 31, 2007 and 8% of net sales for the year ended June 30, 2006. We also acquire various raw materials and components from international suppliers. We intend to expand our presence in international markets, and we cannot assure you that we will compete successfully in international markets or meet the service and support needs of foreign customers. Our future results could be harmed by a variety of factors relating to international operations, including:

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

Comdial and Vodavi competed with approximately 25 companies, many of which have significantly greater financial, marketing, and technical resources than we do. In addition, we must compete to attract and retain dealers for our new Comdial an Vodavi Products. There can be no assurance that we will be able to compete successfully in the marketplace or that we will be able to maintain Comdial’s prior dealer network.

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

Furthermore, Comdial and Vodavi have, from time to time, been subject to proceedings alleging infringement of the intellectual property rights of others. We may find ourselves defending infringement claims related to intellectual property assets that are included in the Comdial and Vodavi Assets. Such proceedings could require us to expend significant sums in litigation, pay significant damages, develop non-infringing technology, or acquire licenses to the technology which is the subject of the asserted infringement, any of which could have a material adverse effect on our business. Moreover, Comdial and Vodavi have relied in the past upon intellectual property rights to protect its proprietary rights in its products and software. There can be no assurance that these protections will be adequate to deter misappropriation of our new Comdial and Vodavi technologies or independent third-party development of potentially infringing technologies.

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

VERTICAL COMMUNICATIONS, INC.

Dated: May 15, 2007	/s/ William Y. Tauscher
William Y. Tauscher
Chief Executive Officer and Chairman of the Board

Dated: May 15, 2007	/s/ Kenneth M. Clinebell
Kenneth M. Clinebell
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer )