Form 10-K
period 2007-06-30
Vertical Communications, Inc.
filed 2007-10-15
CIK 877931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549-1004

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2007

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number 000-19462

VERTICAL COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-0446453
(State or Other Jurisdiction of Incorporations or Organization)	(I.R.S. Employer Identification No.)

TEN CANAL PARK, SUITE 602, CAMBRIDGE, MA 02141

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (as defined in Exchange Act Rule 12b-2).

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the 8,321,710 shares of common stock held by non-affiliates was approximately $6,657,368 at December 31, 2006, which was the last business day of the registrant’s most recently completed second fiscal quarter, based on the $0.80 closing price for the Registrant’s common stock on the over the counter bulletin board.

As of September 10, 2007, 52,113,374 shares of the registrant’s common stock, par value $0.01, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy materials to be mailed or sent to security holders on or prior to October 29, 2007 are incorporated by reference in Parts II and III of this Annual Report on Form 10-K.

VERTICAL COMMUNICATIONS, INC.

FISCAL 2007 FORM 10-K

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements reflect our views with respect to future events based upon information available to us at this time. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from these statements. Forward-looking statements are typically identified by the use of the words “believe,” “may,” “could,” “will,” “should,” “expect,” “anticipate,” “estimate,” “project,” “propose,” “plan,” “intend,” and similar words and expressions. Examples of forward-looking statements are statements that describe the proposed development, manufacturing, and sale of our products; pricing trends, the markets for our products, our anticipated capital expenditures, our cost reduction and operational restructuring initiatives, and anticipated regulatory developments; statements with regard to the nature and extent of competition we may face in the future; statements with respect to the sources of and need for future financing; and statements with respect to future strategic plans, goals, and objectives. Forward-looking statements are contained in this report under “Description of Business” included in Item 1 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Qualitative and Quantitative Disclosures About Market Risk” included in Items 7 and 7A of Part II of this Annual Report on Form 10-K. The forward-looking statements are based on present circumstances and on our predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences and timing than those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the risk factors discussed in this report under Item 1A. Risk Factors. These cautionary statements are intended to be applicable to all related forward-looking statements wherever they appear in this report. The cautionary statements contained or referred to in this report should also be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. Any forward-looking statements are made only as of the date of this report and Vertical Communications assumes no obligation to update forward-looking statements to reflect subsequent events or circumstances.

PART I

ITEM 1.	BUSINESS

COMPANY OVERVIEW

Vertical Communications, Inc. develops, markets and sells business phone systems – also known as private branch exchange systems (PBXs and IP-PBXs), communications application software, hardware and associated services. We sell our products to business customers through a network of distributors, systems integrators, and independent telephony and data resellers. Most of our end user customers rely upon resellers or systems integrators to implement our products, and these resellers and systems integrators can significantly influence our customers’ purchasing decisions. We market and sell our products in the United States, Europe and Latin America. We also have distributor relationships in Africa, Asia, Australia and the Middle East.

Vertical brings value to our customers through our focus on the specific needs of their businesses. We sell our products to businesses of all sizes and types, with specific focus on small and medium-sized businesses (SMBs) up to 500 users per site as well as large, distributed enterprises (LDEs) up to several thousand sites in a given organization. As our name implies, we also focus on the communications requirements of these organizations by vertical segment, including retail, restaurant, financial services, healthcare, legal, real estate and professional services. Vertical’s value proposition to these end customers is composed of providing cost-effective, application-rich, flexible and easy to deploy telephony systems as well as investment protection and a strong migration path from traditional legacy systems to next generation IP and application-rich systems. We believe that an ongoing, fundamental shift in the telephony system marketplace centered around a technology shift to Internet Protocol (IP) based communications and the resulting opportunity to provide higher-value-add communications solutions to customers continues to create significant opportunities for next-generation telecommunications companies like Vertical and will fuel the trend for migration to IP-base systems in our customer base and channels, and provide incremental revenue growth opportunities for our business. According to Infonetics Research, an international market research and consulting firm covering the data networking and telecommunications industries, the IP-PBX telephony market is projected to grow by 10% annually to more than $9.1 billion by 2008.

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

COMPANY HISTORY

The Company was originally incorporated as Artisoft, Inc. in 1982 and reincorporated by merger in Delaware in July 1991. Artisoft manufactured network interface cards and certain other communications devices until the year ended June 30, 1998. From the year ended June 30, 1996 to the year ended June 30, 1998, Artisoft was engaged in the design, development, sales and support of business communications software, including Visual Voice, a computer telephony development toolkit, and LANtastic, a local area network peer-to-peer operating system. Beginning in March 1998, Artisoft focused on the development of computer telephony products and associated services. Artisoft sold the Visual Voice product line in December 1999, and then formally ended its affiliation with Visual Voice in July 2000. In June 2000, Artisoft sold its communications software group, which ended its involvement in the LANtastic product line. From June 2000 on, Artisoft focused on business phone systems suited to larger organizations, initially with the software-based phone system, TeleVantage™.

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

Vertical Communications Name and Ticker Symbol Change. On April 21, 2006, the Company officially changed its name to Vertical Communications, Inc. In tandem, the Company’s ticker symbol changed from “ASFT.OB” to “VRCC.OB.”

Vodavi Acquisition. On December 1, 2006, Vertical acquired the assets and ongoing business of Vodavi Technology, Inc., makers of business communications systems and software applications designed for small to medium-sized businesses (see the “Our Products” section below). Vertical also expanded its channel with this acquisition.

OUR PRODUCTS

Vertical offers a large portfolio of next generation (IP-based and converged) and legacy (TDM-based) telephony systems and related applications. The vast majority of the Company’s Research and Development is focused around developing and supporting next generation IP-PBX systems and applications (such as Wave and Xcelerator IP, as further described below), and providing a cost-effective migration path for Vertical’s large customer base and dealer channel from existing legacy products to these next-generation products. In 2007, Vertical introduced a new SIP IP-based telephony gateway product called Xcelerator IP that provides an all-in one telephony, data router, firewall, and wireless access point features for small business users. In addition, Vertical is currently in Beta with its flagship next generation IP-PBX targeted at the 10-500 user and multi-site market – Wave IP2500 – expected to be formally launched in the 1st half of fiscal 2008.

Vertical Wave IP 2500. Announced in July 2007, Vertical Wave IP 2500™ is the Company’s flagship next-generation business communications solution for both SMBs and large distributed enterprises. In development for more than two years, Wave is currently in pre-release testing by both business partners and select customers. A highly modular IP-based business communications solution, Wave is able to support small as well as large enterprise requirements, includes native gateway capabilities to support IP as well as non-IP network and endpoints for maximum flexibility, and offers a portfolio of integrated communications applications. A key competitive advantage of Wave is its ‘Applications Inside™’ architecture, which enables customers to run a number of business communications applications in addition to IP-PBX services on a single Wave IP2500 server, and therefore very cost effectively and with easy administration. Wave supports a range of IP and legacy endpoints and offers a cost-effective migration path for Vertical’s existing customer base.

Xcelerator IP. Available since May 2007, Xcelerator IP™ offers an integrated data and voice communications solution for small businesses and small office/home office (SOHO) customers. It is comprised of an all-in-one wired/wireless data and voice telephony gateway with integrated router and firewall along with a suite of PBX telephony features, auto attendant and voicemail. Xcelerator IP provides a cost-effective option for small businesses and SOHO users by incorporating comprehensive data networking and telephony functions in a single system as well as through enabling use of SIP voice calling which offers significant lower calling costs than traditional PSTN voice services. The IP 2007™ handset is a SIP-ready business class phone that is designed for use with Xcelerator IP.

Vertical TeleVantage. Vertical TeleVantage is a software-based IP-PBX and contact center solution. The TeleVantage product family includes the TeleVantage software, the TeleVantage Contact Center solution, and a series of add-on modules with specific functionality. Users can access the system through ViewPoint™, TeleVantage’s award-winning desktop call management tool that allows end users to manage voice communications through a familiar Windows interface. TeleVantage is primarily sold to small and mid-size companies, or to large companies for use in their branch offices or call centers.

TeleVantage is designed to help professionals in SMB organizations to work more productively. The ViewPoint application displays call control features on the computer desktop for easy drag-and-drop and mouse-click call handling. Its telephone user interface provides access to phone features from any desk, mobile or home phone. Advanced features are easily customizable by the user, and call logging and recording are automatic.

For contact center applications, TeleVantage includes a host of advanced call handling features that maximize the value of each customer call, as well as a series of powerful, optional add-in modules including the TeleVantage Enterprise Manager, which connects distributed, multi-side locations into a single, unified telephone system, and TeleVantage Conference Manager, which hosts conference calls completely on the TeleVantage system. Other add-ons include Call Center Scoreboard, Call Classifier and others. Industry-standard application programming interfaces (APIs) enable development of customized applications and tight integration between TeleVantage and applications such as customer resource management (CRM).

Vertical InstantOffice. Vertical InstantOffice consolidates voice, data, networking and voice applications into a single, integrated communications solution that can be centrally managed. InstantOffice is primarily sold to highly distributed large enterprises, such as retailers and restaurants and other businesses that require remote administration and centralized management and reporting on their telecommunications network. InstantOffice includes an integrated communications platform and a series of applications, including custom applications designed specifically for retailers. InstantOffice customers include CVS/pharmacy, Staples, and Apria Healthcare.

In addition to advanced call handling capabilities, InstantOffice applications include MultiSite Manager, MultiSite Reporter, Fax Manager and Voice Server for developing Integrated Voice Response (IVR) solutions. Available retail applications include prescription refill, “drive-through” ordering automation and targeted on-hold messaging. These applications help retailers maximize the potential of inbound customer calls as a new or expanded sales channel. InstantOffice applications integrate enterprise-level data in real time in response to caller queries to support voice-enabled, customer-driven transactions that deliver a higher level of personalized service to customers, while at the same time ensuring brand consistency across retail locations and serving as a rich source of business intelligence. We continue to expand our suite of out-of-the-box applications for retailers, and to build products that enhance the retail customer experience with the goal of generating more revenue and end user loyalty for our customers.

Vertical Comdial Products. The Vertical Comdial products include several PBX products that are designed to meet the needs of small to medium-sized organizations or regional offices of large organizations, national retailers, government agencies, and education campuses. The Comdial product family includes the FX II, MP5000 and DX-120 business phone systems and associated applications, as well as a family of analog, digital and IP endpoints.

•

FX II. The FX II system targets single-site and multi-site enterprises that depend heavily on both voice and data communications. It supports and leverages both VoIP and digital voice communications, and includes a suite of flexible messaging and call control applications, including Interchange Communications Suite, Corporate Office, Impact Attendant, Corporate Call, Impact Group, and Quick Q automated call distribution (“ACD”). The FX II includes standard capabilities, such as paging, conferencing and DID support, but also includes a built-in, multi-port conference bridge.

•

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

•

DX-120. The DX-120 digital system is designed for smaller organizations and provides sophisticated digital telecommunications features in an affordable, ease-to-use and scalable solution. It delivers enterprise-grade performance without the complexity and cost of larger systems. In addition to offering a comprehensive feature set previously available only on high-end PBXs, the DX-120 also supports an integrated voice mail option based on the Corporate Office Voice Messaging software. This combination provides small enterprises with an advanced communications solution at an affordable price. The DX-120’s expandable architecture grows with the small business, allowing room for future expansion.

Vertical Vodavi Products. The Vertical Vodavi products include several PBX products that are designed to meet the needs of small to medium-sized organizations or regional offices of large organizations, national retailers, government agencies, and education campuses. The Vodavi product family includes the XTS-IP, Telenium and StarPlusSTS business phone systems and associated applications, as well as a family of analog, digital and IP endpoints.

•

XTS-IP. Designed for SMB organizations not yet ready to move to pure IP, the XTS IP™ converged telephony system supports both traditional digital and VoIP communications. XTS IP enables these organizations to preserve their capital investment as they grow and migrate to VoIP applications at their own pace.

•

Telenium IP. Telenium IP™ is a pure IP phone system designed for medium to large organizations needing to network multiple offices. Telenium IP allows enterprises to reliably integrate voice and data on a 100% IP network with the convenience of Web-based system administration and maintenance.

•

StarPlusSTS. StarPlus STS™ product family offers digital telephony solutions for small businesses due to its 50-station capacity. STS supports wired, wireless, and console phones as well as a unique door phone speakerphone with a number of voicemail options.

MANUFACTURING AND SUPPLIERS

InstantOffice Manufacturing. Vertical designs and distributes the hardware on which the InstantOffice software operates, including phones and custom server hardware. We do not manufacture the hardware portion of the InstantOffice product ourselves, and hold only limited amounts of inventory for purposes of replacements of systems or parts as required for field support. Our InstantOffice products are manufactured by third parties using commercially available components in the manufacture of the custom hardware incorporated into the product.

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

Vodavi Manufacturing. We obtain our telephone systems, some of our telephony applications, and our commercial grade telephones under supply arrangements with various third-party manufacturers, including LG-Nortel, Co., Ltd. (“LGN”). We also purchase certain voice processing products from third parties on an OEM basis. We obtain a majority of our telephone systems, voice mail products and IP-based commercial grade telephones from LGN, which owns the rights to produce this equipment. We obtain all of our traditional commercial grade telephones and replacement parts for such telephones from LG Sritahi InfoComm (Thailand) Co., Ltd., (“LGICTH,”) a joint venture between LGN and Srithai Group, a Thailand-based entity. We make all purchases pursuant to an agreement on a purchase order basis.

We currently maintain a $5.0 million insurance policy to cover lost revenue in the event of significant interruptions in purchases from our overseas manufacturers. See Item 1, “Business — Risk Factors — We depend on third parties for manufacturing” and Item 1, “Business — Risk Factors — We face risks associated with international manufacturing sources.”

SEASONALITY

Substantially all of our TeleVantage, Comdial and Vodavi product family revenue in each fiscal quarter results from orders booked in that quarter. A significant percentage of these bookings and sales to major distributors on a quarterly basis historically has occurred during the last month of the quarter and is usually concentrated in the latter half of that month.

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

BACKLOG

At June 30, 2007, the Company had a backlog of $0.6 million of which $0.3 million related to InstantOffice, $0.2 million related to Comdial and $0.1 million related to Vodavi, all of which is expected to be fulfilled during fiscal 2008. At June 30, 2006, the Company had a backlog of $2.6 million of which $2.1 million related to InstantOffice and $0.5 million related to Comdial. At June 30, 2005 the Company had a backlog of $3.3 million, all related to InstantOffice.

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

SIGNIFICANT CUSTOMERS

We sell our products through a variety of channels of distribution, including system integrators, distributors, resellers and OEMs. For the years ended June 30, 2007, 2006, and 2005, the distributor of our TeleVantage product family, Scansource, Inc. (through its sales division, Paracon), accounted for 4%, 10% and 19% of total net sales, respectively. For the years ended June 30, 2007 and 2006, the largest of the distributors of our Comdial and Vodavi product families, Graybar, accounted for 16% and 12%, respectively, of total net sales.

Our large, distributed enterprise customers, including CVS/pharmacy, represent a majority of the sales of the InstantOffice product line. Our largest customer, CVS/pharmacy®, accounted for 5% and 16% of our total net sales for the years ended June 30, 2007 and 2006, respectively.

The loss of any one of these customers or distributors would be likely to have a material adverse effect on our business and our results of operations.

COMPETITION

Our TeleVantage and InstantOffice products principally compete with PBXs, call centers and voice applications offered by companies such as Nortel, Avaya and NEC, and with IP-PBX products offered by Cisco Systems, Inc., Shoretel and 3Com Corporation. Our Comdial and Vodavi products compete with many PBX and IP-PBX vendors serving the small to mid-size business market, some of which have significantly greater financial, marketing, and technical resources than we do.

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

ENGINEERING, RESEARCH AND DEVELOPMENT

Our ability to compete is also dependent upon the timely introduction of new products to the marketplace and the timely enhancement of existing products. Our engineering and product development team develops software and hardware to provide advanced call handling and voice applications to integrate voice-based technology into the overall business intelligence systems of organizations ranging from small to mid-size businesses to large distributed enterprises. The products include but are not limited to IP-PBX systems, unified communications software, call center software, interactive voice response (IVR) software, telecommunications systems management software and vertical industry-specific applications. In addition, we are currently making a substantial investment in the unified engineering and product management team that is working on Vertical Wave, our next-generation IP-PBX product family, which is expected to ship in the first half of fiscal 2008. Wave is designed to address the fast-growing demand for IP-based and application rich telephony solutions and provide a smooth migration path to next generation capabilities for our current installed base, which includes customers of our Comdial, Vodavi, TeleVantage and InstantOffice product lines.

Product development expenses totaled approximately $13.6 million, $11.6 million and $9.1 million in the years ended June 30, 2007, 2006 and 2005 respectively.

INTELLECTUAL PROPERTY

We have a number of registered trademarks, including “Vertical,” “TeleVantage,” “InstantOffice,” “Comdial,” and “Vodavi.” These registered trademarks have the effect of helping us identify and distinguish our corporate brand and product names from others in the marketplace and protecting us from unauthorized use of these trademarks. These registered trademarks are of material importance to us because they identify our name and our lines of products.

We own various patents and intend to continue to seek patents on our inventions used in our products. We also license from third parties the rights to the software included in certain of our products. These licenses generally give us a non-exclusive right to use and sell the licensed software included in our products during the term of the applicable agreement. We pay the licensors fees based on the number of units that we purchase from them.

From time to time, we have been subject to proceedings or claims alleging infringement of intellectual property rights of third parties. Such matters have required us to expend significant sums in litigation and/or in licensing fees. Moreover, such claims could result in significant damages being awarded, and/or the requirement to develop non-infringing technology, or acquire additional licenses to the technology that is the subject of the asserted infringement, any of which could have a material adverse effect on our business. We rely upon copyright, trademark, patents and trade secret protection to protect our proprietary rights in our products and processes; however, there can be no assurance that these protections will be adequate to deter misappropriation of our technologies or independent third-party development of potentially infringing technologies.

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

EMPLOYEES

As of June 30, 2007, we had 267 full-time employees, including approximately 124 in sales, marketing and customer support, 83 in engineering and product development, and 60 in general and administration functions. Our future success will depend in large part on our continued ability to retain highly skilled and qualified personnel. None of our employees are represented by a labor union. We have not experienced any work stoppages and believe that our relations with our employees are good.

INTERNATIONAL BUSINESS

We also market and sell our products in international markets. For the years ended June 30, 2007, 2006 and 2005, international sales accounted for 3%, 2% and 8% respectively, of total net sales. Less than 2% of our assets were deployed to support our international business for each of those years.

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

We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by, or on behalf of, us in filings with the Securities and Exchange Commission (the “SEC”), press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Annual Report on Form 10-K, and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below are important in determining future results. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make in our reports filed with the SEC.

We have a history of losses and expect to incur future losses.

We had operating losses for the year ended June 30, 2007 and in each of the last 13 fiscal years. We also had negative cash flow from operating activities in the year ended June 30, 2007 and in eight out of the last twelve fiscal years. If our revenues do not increase significantly, without a corresponding decrease in expenses, we may never achieve profitability, on a sustained basis or at all, or generate positive cash flow in the future. In that case our business will fail. We expect to incur significant future operating losses and negative cash flows. Vertical Networks, Inc. also incurred operating losses in each of their last three fiscal years prior to being acquired by us. Comdial’s and Vodavi’s revenues and operating results have experienced fluctuations in the past and may cause our revenues and operating results to vary in the future. Comdial’s and Vodavi’s revenues and operating results have varied in the past due to various factors, including changes in market acceptance of their products, regulatory changes that may affect the marketability of their products, budgetary cycles of their principal customers, the mix and timing of customers’ projects, and one-time nonrecurring and unusual charges. As a result, the operations acquired from Vertical Networks, Comdial and Vodavi may not generate profits or positive cash flow, which would likely have a material negative impact on our business, our financial condition and our results of operations.

We may need additional working capital, the lack of which would likely have a significant negative impact on our current level of operations.

The Comdial and Vodavi acquisitions and integration of their operations into Vertical’s consumed significant amounts of working capital; as a result, we may require additional capital in the future to fund our operations, finance investments in product development and corporate infrastructure, expand in our various geographic markets and respond to competitive pressures and opportunities for growth. Failure to obtain additional funding could prevent us from making expenditures that are needed to allow us to grow or maintain our operations. We cannot assure you that additional financing will be available on favorable terms, or at all. If funds are not available when required for our working capital needs or other transactions, our ability to carry out our business plan could be adversely affected, and we may be required to scale back our growth and operations to reflect the extent of available funding. If we are able to arrange for additional credit facilities from lenders, the debt instruments are likely to include limitations on our ability to incur other indebtedness, to pay dividends, to create liens, to sell or purchase our capital stock, to sell assets or to make acquisitions or enter into other transactions. Such restrictions may adversely affect our ability to finance our future operations or capital needs or to engage in other business activities, including, without limitation, acquisitions of additional businesses. We are already subject to such restrictions under the stock purchase agreement executed on September 28, 2004 (the “2004 Stock Purchase Agreement”), the stock purchase agreement executed on September 28, 2005 (the “2005 Stock Purchase Agreement”), the securities purchase agreement executed on February 9, 2006 (the “2006 Securities Purchase Agreement”), the credit agreement executed on October 18, 2006 (the “Credit Agreement”), the securities purchase agreement, executed on October 18, 2006, as amended and restated (the “Series E Securities Purchase Agreement”), and the loan and security agreement executed on May 25, 2007 (the “Loan Agreement”). We may be required to raise additional capital in the future if we are unable to remain in compliance with the amended covenants in the Credit Agreement and Loan Agreement. See Notes 8, 9 and 10 to the Consolidated Financial Statements for additional information about these agreements. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our stockholders will be reduced. These securities would likely have rights, preferences or privileges senior to those of our common stockholders. In addition, we may seek to obtain a working capital or other traditional loan facility from a bank or other lending source. The inability to obtain substantial increases in our working capital resources will likely have a material negative impact on our business, our financial condition and our results of operations.

We are relying on our next generation product to launch in fiscal 2008 and if we fail to achieve general release in that time period our operations will be negatively impacted.

We are currently making a substantial investment in the unified engineering and product management team that is working on our next-generation IP-PBX product family, which is expected to ship in fiscal 2008. If there are delays in release or insurmountable problems with this next generation product, our operations will be negatively impacted as we require this new product to remain competitive in our market and to achieve profitability.

We have not timely filed several of our periodic reports under the Exchange Act and may fail to timely file periodic Exchange Act reports in the future.

We failed to timely file our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2004, December 31, 2004, and March 31, 2005, our Annual Report on Form 10-K for the year ended June 30, 2006, an amendment to our Current Report on Form 8-K originally filed September 29, 2004 to disclose certain financial data in connection with our acquisition of Vertical Networks, and our Current Report on Form 8-K relating to the execution of an office lease dated July 6, 2005. We filed the Quarterly Report for the quarter ended September 30, 2004 on January 25, 2005, filed the Quarterly Report for the quarter ended December 31, 2004 on April 1, 2005, filed the Quarterly Report for the quarter ended March 31, 2005 on June 3, 2005, filed the Annual Report on Form 10-K for the year ended June 30, 2006 on October 16, 2006 and amended it on October 31, 2006 to include Part III information, filed our amendment to our Form 8-K on April 20, 2005, and our Form 8-K on July 14, 2005. As a result, we will be ineligible to register our securities on Form S-3 until 12 months after the last late filed Exchange Act report, and ineligible to qualify for the safe harbor provisions for resale of restricted securities under Rule 144 of the Exchange Act. Inability to register securities on Form S-3 or sell restricted securities under the safe harbor provisions of Rule 144 limits the liquidity of our securities and restricts the market for our securities.

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

Our stockholders could be adversely affected if M/C Venture Partners uses its influence in a manner adverse to our stockholders’ interests.

As of June 30, 2007, M/C Venture Partners beneficially owned approximately 65.9% of our common stock. Based upon its substantial voting power and its director rights, M/C Venture Partners is in a position to exert substantial influence over matters submitted to our stockholders for approval and our management and affairs, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, M/C Venture Partners currently maintains the contractual right to nominate two members to our seven member board of directors and has a shared right with our board of directors to nominate an additional two members. Accordingly, such concentration of ownership and ability to appoint members to our board may have the effect of delaying, deterring or preventing a change in control of our company, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to take control of our company, which in turn could have a negative effect on the market price of our stock. These actions could also be adverse to our other stockholders’ interests.

Because we failed to cause the registration statement filed on December 6, 2005 to be declared effective in accordance with the timetable set forth in the 2005 Stock Purchase Agreement and the 2004 Stock Purchase Agreement, as amended, we are subject to liquidated damages or liability for breach of contract.

We are obligated to pay approximately $2.2 million in liquidated damages to the 2005 investors and the 2004 investors. Pursuant to the 2005 Stock Purchase Agreement and the 2004 Stock Purchase Agreement, as amended, we agreed to register the shares of our common stock issued to the 2005 investors and the 2004 investors for resale under the Securities Act of 1933. We agreed to file a registration statement covering these shares no later than December 12, 2005. We filed this registration statement relating to these shares of common stock, among others, on December 6, 2005 (the “Filing Date”). We further agreed to use our best efforts to cause the registration statement to become effective in certain events but no later than 90 days after the Filing Date (referred to as the “Required Effective date”). We are liable for liquidated damages to each investor because the registration statement never became effective.

We must pay as liquidated damages to the 2005 investors and the 2004 investors for each 30-day period of the effectiveness default, an amount in cash equal to 1% of the aggregate purchase price paid by the 2005 investor or 2004 investor as the case may be, pursuant to the 2005 Stock Purchase Agreement or the 2004 Stock Purchase Agreement, provided that in no event will the aggregate amount of cash to be paid as liquidated damages exceed 9% of the aggregate purchase price paid by any respective 2005 investor or 2004 investor.

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

Restrictive covenants in the 2004 and 2005 Stock Purchase Agreements, the 2006 Securities Purchase Agreement and the Series E Securities Purchase Agreement may limit our ability to pursue our business strategies.

We have agreed under the terms of the 2004 and 2005 Stock Purchase Agreements, the 2006 Securities Purchase Agreement and the Series E Purchase Agreement that we will not, without the prior consent of M/C Venture Partners, (1) enter into a transaction involving a change in control of our company; (2) incur indebtedness in excess of $3.0 million, subject to specified exceptions; (3) create any security with an equity component unless that security is junior to the common stock; (4) issue any equity securities; (5) transfer our intellectual property; (6) repurchase, redeem or pay dividends on any shares of capital stock (subject to limited exceptions); (7) grant stock options that are not authorized by a vote of the board of directors or its compensation committee; (8) liquidate or dissolve; (9) change the size of our board of directors; (10) amend our Certificate of Incorporation or bylaws;

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

Restrictive covenants in the Credit Agreement (see Note 3 to the Consolidated Financial Statements) may limit our ability to pursue our business strategies.

Under the terms of the Credit Agreement, we are not permitted to take certain actions without the prior written consent of the investment manager and lender, including, without limitation, the following:

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

•

sell, lease, assign, transfer or otherwise dispose of (i) any collateral pledged under the Credit Agreement and Security Agreement, except for the sale of inventory and equipment in the ordinary course of our business, or (ii) all or any substantial part of our assets that do not constitute collateral, other than the sale of obsolete or surplus equipment if certain conditions are met;

•

merge or consolidate with any other entity, except as permitted by the Credit Agreement, change our structure or organizational form, reincorporate or reorganize in a new jurisdiction, or enter into or engage in any operation or activity materially different from that presently being conducted by our company;

•	pay any dividend or distribution of any kind on, or purchase, acquire, redeem or retire, any of our equity interests;

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

Restrictive covenants in the existing Loan Agreement (see Note 8 to the Consolidated Financial Statements) with Silicon Valley Bank (“SVB”) may limit our ability to pursue our business strategies.

Under the terms of the Loan Agreement, we are not permitted to take certain actions, without the prior written consent of SVB, including, without limitation, the following: (1) merge or consolidate with another corporation or entity except that we may merge with Acquisition Sub; (2) acquire any assets, except in the ordinary course of business; (3) enter into any other transaction outside the ordinary course of business; (4) sell or transfer any collateral pledged to SVB under the Loan Agreement, except for the sale of finished inventory in the ordinary course of our business, and except for the sale of obsolete or unneeded equipment in the ordinary course of business and transfers between us and Acquisition Sub; (5) store any inventory or other collateral with any warehouseman or other third party; (6) sell any inventory on a sale-or-return, guaranteed sale, consignment, or other contingent basis; (7) except for advances in the ordinary course of business not exceeding $100,000 in the aggregate outstanding at any time, make any loans of any money or other assets; (8) incur any debts outside the ordinary course of business other than debts outstanding as of the date of the Loan Agreement; (9) guarantee or otherwise become liable with respect to the obligations of another party or entity; (10) pay or declare any dividends on our Common Stock (except for dividends payable solely in our capital stock) or dividends paid by Acquisition Sub to us; (11) redeem, retire, purchase or otherwise acquire, directly or indirectly, any of our stock; (12) make any change in our capital structure which would have a material adverse effect on us or on the prospect of repayment of the our obligations under the Loan Agreement; (13) engage, directly or indirectly, in any business other than the business we currently engage in; or (14) dissolve or elect to dissolve.

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

Our decision to acquire the operations of Vodavi was based in part, on our belief in the growth opportunities and cost savings we hope to achieve from the integration of its operations into our operations and our plans to expand our product offerings to our customers and future customers. Our success in realizing these and other anticipated benefits could be adversely affected by a number of factors, many of which are outside our control. These challenges include the timely, efficient and successful execution of a number of post-acquisition events, including:

•	integrating the operations and technologies of Vodavi with Vertical’s;

•	retaining and assimilating the key personnel of each company;

•	retaining existing customers of each companies and attracting additional customers;

•	retaining strategic partners of each company and attracting new strategic partners; and

•	creating uniform standards, controls, procedures, policies and information systems.

The execution of these post-acquisition events will involve considerable risks and may not be successful. These risks include:

•	the potential disruption of the combined company’s ongoing business and distraction of its management;

•	the potential strain on our financial and managerial controls and reporting systems and procedures;

•	unanticipated expenses and potential delays related to integration of the operations, technology and other resources of the companies and

•	the impairment of relationships with employees, suppliers and customers as a result of the integration of personnel and any reductions in force.

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

We rely upon LG-Nortel Co., Ltd. (“LGN”) as a strategic partner for our Vodavi business.

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

As a result of this arrangement, Vodavi has been able to obtain access to LGN’s research and development expertise and resources while controlling capital expenditures for much of their product development efforts. In addition, the arrangement with LGN enables us to minimize the risks inherent in making significant investments in research and development infrastructure or personnel. To the extent that we develop new hardware in conjunction with LGN or another development partner, the development partner typically retains ownership rights to the new hardware and we retain the right to sell products incorporating that hardware throughout North America and the Caribbean. Vodavi relies on LGN to supply most of their telephone systems and voice mail products and all of their commercial grade telephones. They also rely on LGN’s engineering, hardware and circuit development, and manufacturing capabilities. Vodavi purchased approximately $21.2 million, $22.2 million, and $21.1 million of product from LGN, constituting approximately 84%, 88%, and 87% of their total purchases in calendar years 2005, 2004, and 2003, respectively.

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

LGN currently owns approximately 24% of our Series E Preferred Stock. We obtain most of our telephone systems, commercial grade telephones, IP-based products, and voice mail products for the Vodavi business from LGN and an affiliate of LGN. As a result of LGN’s ownership interest in us, an inherent conflict of interest exists in establishing the volume and terms and conditions of our purchases from LGN and LGICTH. In order to mitigate such conflicts, all decisions with respect to such purchases are made by our officers and may be reviewed by directors who have no relationship with LGN.

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

A significant portion of our revenues are generated by a small number of customers. If we were to lose one or more of these customers, our revenues would decline and our business and prospects would be materially harmed. We expect that even if we are successful in developing relationships with additional customers through the acquisition of Vodavi, or through additional sales of our historic products, our revenues will continue to be concentrated. We cannot assure you that we will be able to retain any of our current customers or that we will be able to obtain new customers.

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

As part of its restructuring program, Comdial outsourced substantially all of its manufacturing requirements. Outsourced manufacturing for the Comdial product is currently carried out in three principal locations: Asia, Mexico and the United States. Outsourcing, particularly with international manufacturers, carries certain risks which include, but may not be limited to:

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

We conduct business globally. International sales accounted for approximately 3% of net sales for the year ended June 30, 2007 and 8% of net sales for the years ended June 30, 2006 and June 30, 2005. We also acquire various raw materials and components from international suppliers. We intend to expand our presence in international markets, and we cannot assure you that we will compete successfully in international markets or meet the service and support needs of foreign customers. Our future results could be harmed by a variety of factors relating to international operations, including:

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

Comdial and Vodavi competed with approximately 25 companies, many of which have significantly greater financial, marketing, and technical resources than we do. In addition, we must compete to attract and retain dealers for our new Comdial and Vodavi Products. There can be no assurance that we will be able to compete successfully in the marketplace or that we will be able to maintain Comdial’s or Vodavi’s prior dealer networks.

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

We generally warrant each of our products against defects in materials and workmanship for periods of six months to five years from the date of shipment. If we experience an increase in product returns or warranty claims, we could incur unanticipated additional expenditures for parts and service. In addition, our reputation and goodwill could be damaged, perhaps irreparably. While we have established reserves for liability associated with product warranties, unforeseen warranty exposure in excess of those reserves could adversely affect our operating results.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of June 30, 2007, we lease property as detailed in the following table:

Location	Approximate Size	Owned or Leased	Expiration Date	Lease Intended Use
Cambridge, Massachusetts	21,422 sq ft.	Leased	August, 2007	Office
Santa Clara, California	24,907 sq ft.	Leased	July, 2010	Office
Phoenix, Arizona	55,000 sq ft.	Leased	December, 2011	Office/Warehouse
Charlottesville, Virginia	26,000 sq ft.	Leased	Monthly	Office
Sarasota, Florida	67,832 sq ft.	Leased	September, 2007	Office/Warehouse
Lawrenceville, Georgia	3,000 sq ft.	Leased	May, 2009	Office
Munich, Germany	2,000 sq ft.	Leased	January, 2008	Office

Total	200,161 sq ft.

Our corporate headquarters is located in Cambridge, Massachusetts and we relocated to a nearby leased property in September, 2007. We maintain engineering laboratories, software development facilities, testing and product development facilities and customer support in our Santa Clara, California, Phoenix, Arizona and Charlottesville, Virigina offices. We maintain warehouses in both our Phoenix, Arizona and our Sarasota, Florida locations. The Sarasota, Florida location also includes offices for customer support, operations, information technology, human resources and finance. We maintain sales and customer support functions in our Munich, Germany office.

We believe our properties are currently adequate to meet our needs for the foreseeable future.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

The following table presents the high and low bid prices of our Common Stock for each quarter of the fiscal years ended June 30, 2007, 2006, and 2005, as reported by the OTC Bulletin Board. These quotations may reflect inter-dealer prices, without related mark-up, markdown or commission and may not necessarily represent actual transactions.

	2007		2006		2005
	High	Low	High	Low	High	Low
First Quarter, ending September 30	$1.01	$0.35	$1.60	$1.06	$2.98	$1.65
Second Quarter, ending December 31	$1.10	$0.38	$1.75	$1.15	$3.40	$2.25
Third Quarter, ending March 31	$1.07	$0.68	$1.40	$0.52	$2.43	$2.85
Fourth Quarter, ending June 30	$0.95	$0.60	$0.92	$0.58	$1.50	$2.45

On September 10, 2007, the high and low sales prices for our common stock on the OTC bulletin board were $1.20 and $1.17, respectively.

Shareholders

As of September 10, 2007, there were 52,114,374 shares of our common stock issued and outstanding and held by approximately 280 shareholders of record. This number counts each broker dealer and clearing corporation who hold shares for their customers as a single shareholder.

Dividend Policy

We have not paid a cash dividend on our common stock and do not anticipate doing so in the foreseeable future. We currently intend to retain earnings to fund future working capital requirements, infrastructure needs, growth and product development. Pursuant to the agreements executed in connection with the acquisitions of Vertical Networks, Comdial and Vodavi, we cannot pay any cash dividends on any shares of our capital stock without the prior written consent of M/C Venture Partners. Further, the Credit Agreement and the Loan Agreement prohibit the Company from declaring any dividends on its shares of Common Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the securities authorized for issuance under our equity compensation plans. In accordance with the rules of the SEC, the information in the table is presented as of June 30, 2007, the end of our most recently completed fiscal year.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	19,415,983.99		7,602,882
Equity compensation plans not approved by security holders	—	—	—

Total	19,415,983.99		7,602,882

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the fiscal year ended June 30, 2007, the Company did not purchase any of its equity securities.

Performance Graph

The following performance graph is a comparison of the five year cumulative stockholder return on our common stock against the cumulative total return of the NASDAQ Composite Index and the NASDAQ Telecommunications Index for the period commencing June 30, 2002 and ending June 30, 2007. The performance graph assumes an initial investment of $100 in our common stock and in each of the indices. The performance graph and related text are based on historical data and are not necessarily indicative of future performance.

The performance graph above and related text are being furnished solely to accompany this annual report on Form 10-K pursuant to Item 201(e) of Regulation S-K, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of ours, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

	Years Ended June 30,
	2007	2006	2005	2004	2003
Statement of Operations Data:
Revenues, Net	$79,148	$55,535	$17,460	$8,991	$6,606
Cost of Sales	42,362	25,632	3,302	264	236

Gross Margin	36,786	29,903	14,158	8,727	6,370
Operating Expenses:
Sales and marketing	16,668	16,962	13,247	5,863	5,538
Product development	13,618	11,552	9,058	3,204	3,084
General and administrative	15,857	16,182	6,682	2,832	4,840
Amortization of intangible assets	1,900	1,094	532	—	—

Total operating expenses	48,043	45,790	29,519	11,899	13,462
Loss from operations	(11,257)	(15,887)	(15,361)	(3,172)	(7,090)
Net loss applicable to Common Shareholders	(16,873)	(16,323)	(16,999)	(6,251)	(9,035)

Loss Applicable to Common Shareholders per Share – basic and diluted	$(0.35)	$(0.38)	$(0.64)	$(1.73)	$(3.13)

Balance Sheet Data:
Cash and cash equivalents	$8,019	$4,726	$4,880	$2,747	$3,041
Total current assets	40,697	28,671	17,073	4,436	4,265
Total current liabilities	35,856	35,105	15,480	4,546	5,313
Total shareholders’ equity (deficit)	$38,393	$17,924	$14,234	$552	$(319)

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

On December 1, 2006, we acquired Vodavi. As a result, the revenue, cost of goods and operating expenses for the year ended June 30, 2007 reflect the results of the ongoing operations related to TeleVantage, InstantOffice and Comdial and for the Vodavi product line for the period December 1, 2006 through June 30, 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the financial condition and results of operations of our company should be read in conjunction with our June 30, 2007 Consolidated Financial Statements and the related Notes included in Item 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Please see “Risk Factors” and “Forward-Looking Statements” elsewhere in this report. Our actual results and the timing of events could differ materially from those anticipated in the forward-looking statements as a result of various factors, including those set forth in the following discussion and under the caption “Risk Factors” in Item 1A. and elsewhere in this report.

Overview

Vertical develops, markets and sells business phone systems software, hardware and associated services. We sell our products through distributors, resellers and system integrators such as AT&T, IBM, Graybar and Scansource, and we engage in alliances with those parties and other technology vendors to assist us in selling and marketing our products. Most of our end user customers rely upon resellers or systems integrators to implement our products, and these resellers and systems integrators can significantly influence our customers’ purchasing decisions. We market and sell our products in the United States, Europe and Latin America. We also have distributor relationships in Africa, Asia, Australia and Middle East.

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

Due to the lengthy period of time over which we amortize the revenue and cost of goods sold related to these systems, the revenue and cost of goods sold we report in any one period excludes certain of the revenue and cost of goods sold relating to shipments in that period and includes revenue and costs of goods sold relating to shipments made in prior periods. As a result, our reported revenue and costs of good sold may not necessarily be indicative of our ability to generate customer orders in a particular period. The difference between reported revenue and costs of goods sold and customer orders in any period could be either positive or negative, and cannot be reliably predicted from period to period. The following tables demonstrate this effect by showing the amount of revenue, cost of goods sold and gross profit from systems shipped during fiscal year 2007 that was deferred at each quarter end for the 12-month period ended June 30, 2007 (in thousands).

	Deferred Revenue	Deferred Cost of Goods Sold	Deferred Gross Profit
June 30, 2007	$484	$261	$223
March 31, 2007	56	30	26
December 31, 2006	469	244	225
September 30, 2006	1,881	843	1,038

The following table details the amount of revenue, cost of goods sold and gross profit from systems shipped during prior reporting periods that was recognized at each quarter end for the 12-month period ended June 30, 2007 (in thousands).

	Recognition of Revenue Deferred in Prior Period	Recognition of Cost of Goods Sold Deferred in Prior Period	Recognition of Gross Profit Deferred in Prior Period
June 30, 2007	$1,907	$1,061	$846
March 31, 2007	2,222	1,215	1,007
December 31, 2006	2,122	1,163	959
September 30, 2006	2,044	1,121	923

As a result of the revenue and cost of goods sold deferral related to current period shipments of systems, the revenue and cost of goods sold reflected in our Consolidated Financial Statements may not be indicative of our ability to generate sales of our product into the marketplace in the current annual period. Likewise, recognition in the current or a future period of revenue and cost of goods sold related to shipments of systems that occurred in prior years may cause the impression that we are generating a higher volume of sales of our telephone systems into the market in that period than is the case.

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

Warranty

We provide a limited warranty to our customers ranging from one year to five years depending on the product, including repair or replacement of defective equipment. Our contract manufacturing partners are responsible for the first year or for the entire five years, depending on the product, of the warranty repair work. We provide for the estimated cost of product warranties at the time the revenue is recognized. We calculate our warranty liability based on historical product return rates and estimated average repair costs. While we engage in various product quality programs and processes, our warranty obligation may be affected by product failure rates and the ability of our contract manufacturers to satisfy warranty claims. The outcome of these items could differ from our estimates and revisions to the warranty estimates could be required.

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

Inventory

We measure our inventories at lower of cost on a first in, first out (“FIFO”) basis or market. We also provide allowances for excess and obsolete inventory equal to the difference between the cost of our inventory and the estimated market value based upon assumptions about product life cycles, product demand and market conditions. If actual product life cycles, product demand or market conditions are less favorable than those projected by management, additional inventory allowances or write-downs may be required.

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

SFAS No. 142, Goodwill and Other Intangible Assets includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. Goodwill and other indefinite lived intangible assets must be tested for impairment on at least an annual basis. Although the goodwill resulting from our acquisitions of Vertical Networks and Comdial was deemed to not be impaired when it was tested in fiscal 2007, there can be no assurances that subsequent annual tests will not result in material impairment charges. A considerable amount of judgment is required in calculating this impairment analysis, principally in determining discount rates, financial forecasts and allocation methodology. Unanticipated changes in market conditions could have a material impact on our projected cash flows. Differences in actual cash flows as compared to the projected discounted cash flows could require us to record an impairment loss.

Results of Operations

The following table sets forth certain items from our consolidated statements of operations (in thousands of dollars) for the fiscal years ended June 30, 2007, 2006, and 2005, together with the percentage of total revenue which each such item represents:

	Year Ended June 30, (in thousands)
	2007		2006		2005
		% of Revenue		% of Revenue		% of Revenue
Revenue	$79,148	100.0%	$55,535	100.0%	$17,460	100.0%
Cost of goods sold	42,362	53.5%	25,632	46.2%	3,302	18.9%

Gross profit	36,786	46.5%	29,903	53.8%	14,158	81.1%

Operating expenses:
Marketing and selling	16,668	21.1%	16,962	30.5%	13,247	75.9%
Research and product development	13,618	17.2%	11,552	20.8%	9,058	51.9%
General and administrative	15,857	20.0%	16,182	29.1%	6,682	38.3%
Amortization of intangible assets	1,900	2.4%	1,094	2.0%	532	3.0%

Total operating expenses	48,043	60.7%	45,790	82.5%	29,519	169.1%

Operating loss	(11,257)	-14.2%	(15,887)	-28.6%	(15,361)	-88.0%
Other income (expense), net	(4,413)	-5.6%	514	0.9%	87	0.1%

Loss from continuing operations before income taxes	(15,670)	-19.8%	(15,373)	-27.7%	(15,274)	-88.5%
Provision for income taxes	349	0.0%	626	1.1%	257	1.5%

Net income (loss)	$(16,019)	-20.0	$(15,999)	-28.8%	$(15,531)	-89.0%

Year Ended June 30, 2007 Compared to Year Ended June 30, 2006

Revenue

Our revenues were $79.1 million for the fiscal year ended June 30, 2007 compared to revenues of $55.5 million for the fiscal year ended June 30, 2006. Total revenues increased $23.6 million, or 42.5%, for fiscal 2007 compared to fiscal 2006. The increase in revenue was primarily due to the acquisitions of Comdial on September 28, 2005 and Vodavi on December 1, 2006. The acquisition of the Vodavi product lines drove approximately 95% of the increase in revenue. Our reported revenue includes shipping and handling charges and is recorded net of reserves for sales returns, discounts and customer incentive programs.

We distribute our products internationally. International product revenue was 3% and 2% of total net revenue for fiscal years 2007 and 2006, respectively. Our international revenue continued to increase at the same pace as its underlying domestic business, and as we continue to focus on and strengthen our distribution efforts in international geographic regions, we expect that our international component will continue to grow in importance to our overall revenue.

Cost of Goods Sold and Gross Margin

Costs of goods sold (“COGS”) includes expenses associated with finished goods purchased from outsourced manufacturers, warranty expense, freight expense, royalty payments, and inventory obsolescence expense. COGS increased by approximately $16.7 million, or 65.3%, to $42.4 million for the fiscal year ended June 30, 2007 compared with $25.6 million for the fiscal year ended June 30, 2006. The increase in COGS from fiscal 2006 to fiscal 2007 was primarily attributable to sales of the Vodavi product lines subsequent to the acquisition in fiscal 2007, as hardware is a significant component of the cost.

Gross profit declined from 53.8% of net revenue to 46.5% of net revenue in 2007. The decrease was attributable to the increased sales of hardware based products, including the Vodavi product lines which have a lower margin than our InstantOffice and Comdial product lines.

Operating Expenses

Our operating expenses were $48.0 million for the fiscal year ended June 30, 2007, an increase of $2.2 million or 4.8%, from $45.8 million for the fiscal year ended June 30, 2006. The increase in operating expenses is primarily related to the acquisition of Vodavi. As part of this acquisition, we acquired two additional office locations, one of which includes a warehouse, and significant infrastructure to maintain these operations.

Marketing and selling expenses. Marketing and selling expenses include sales, customer support and marketing expenses such as trade shows, and other advertising and selling expenses. Total marketing and selling expenses decreased $0.3 million, or 1.7%, to $16.7 million for the fiscal year ended June 30, 2007 compared with the fiscal year ended June 30, 2006 expenses of $17.0 million. As a percentage of revenues, marketing and selling expenses were 21.1% for fiscal 2007 and 30.5% for fiscal 2006. The decrease in marketing and selling expenses from fiscal 2006 to fiscal 2007 was primarily attributable to consolidating the customer support functions to achieve economies of scale and to reduced participation in trade shows.

Research and product development expenses. Research and product development expenses include research and development, engineering services, and test and application expenses, including employee-related costs, contractor services, and expensed materials. Total research and product development expenses increased $2.1 million, or 17.9%, to $13.6 million for the fiscal year ended June 30, 2007 compared with the fiscal year ended June 30, 2006 expenses of $11.6 million. As a percentage of revenues, research and product development expenses were 17.2% for fiscal 2007 and 20.8% for fiscal 2006. The increase in product development expenses from the levels for fiscal 2006 to the levels for fiscal 2007 was due to the additional personnel and related costs for ongoing research and product development efforts related to the next generation product lines.

General and administrative expenses. General and administrative expenses (“G&A expenses”) include employee-related costs, professional service fees, and corporate administrative costs, including those for finance, information technology, operations and human resources functions. Total G&A expenses decreased $0.3 million, or 2.0%, to $15.9 million for the fiscal year ended June 30, 2007 compared with the fiscal year ended June 30, 2006 expenses of $16.2 million. As a percentage of revenues, G&A expenses were 20.0% for fiscal 2007 and 29.1% for fiscal 2006. The decrease in G&A expenses from fiscal 2006 to fiscal 2007 was primarily attributable to lower accruals of liquidated damages (see below) offset by increased G&A costs as a result of the Vodavi acquisition.

G&A expense also includes liquidated damages that we are accruing related to the 2004 Equity Financing, the 2005 Equity Financing and the 2006 Equity Financing. See notes 9 and 10 to the Consolidated Financial Statements for additional information. Total liquidated damages recorded for the fiscal year ended June 30, 2007 was $1.0 million, representing a decrease of $1.1 million or 50%, compared with $2.2 million accrued for the fiscal year ended June 30, 2006.

Amortization of intangible assets. Amortization of the intangible assets acquired in the acquisitions of Vertical Networks, Comdial and Vodavi was $1.9 million for the fiscal year ended June 30, 2007 compared with $1.1 million for the same period in 2006 representing an increase of $0.8 million, or 73.7%. This increase was attributable primarily to the addition of the intangible assets acquired in the Vodavi acquisition.

Operating Loss

For the fiscal year ended June 30, 2007, our operating loss decreased $4.6 million, or 29.1%, to ($11.3) million on revenue of $79.1 million, from an operating loss of ($15.9 million) on revenue of $55.5 million for the fiscal year ended June 30, 2006. As discussed above, the factors primarily affecting this decrease in operating loss were increased gross profit as a result of the Vodavi acquisition partially offset by an increase in operating expenses.

Included in the operating loss are non-cash compensation expense related to restricted stock and stock option grants of $5.1 million in 2007 compared with $4.0 million in 2006 and depreciation and amortization (for other than the acquired intangibles) expense of $1.5 million compared with $1.5 million in 2006.

As mentioned above under the caption Revenue Recognition, we defer a portion of the revenue and cost of goods sold related to current period shipments while recognizing revenue and cost of goods sold from shipments in prior periods.

Interest Expense

Interest expense for the fiscal year ended June 30, 2007 was $4.8 million compared with $0.7 million in the fiscal year ended June 30, 2006, representing an increase of $4.2 million. The increase in interest expense relates to debt instruments incurred in order to finance the Vodavi acquisition.

Gain on Settlement of Litigation

Gain on settlement of litigation for the fiscal year ended June 30, 2007 was $0 compared with $1.2 million in the fiscal year ended June 30, 2006. The fiscal year 2006 gain relates to the settlement of litigation with CIPH; see note 14 to the Consolidated Financial Statements for additional information related to this litigation.

Other income (expense), net

Other income (expense), net, includes interest income, gain (loss) on the disposal of assets and miscellaneous income. Other income was $0.4 million for the fiscal year ended June 30, 2007, an increase of $0.4 million from income of $4,000 for the fiscal year ended June 30, 2006. The increase in other income for fiscal 2007 over the same period in fiscal 2006 was due entirely to increased interest income.

Income Tax Expense

While we incurred net losses in 2007 and 2006, we recorded a deferred tax provision associated with the goodwill created with the Vertical Networks and Comdial acquisitions offset by a reduction in the deferred tax liability related to the Vodavi acquisition as a result of the amortization of the intangible assets. The effective tax rate utilized for the provision was 40.0%.

Year Ended June 30, 2006 Compared to Year Ended June 30, 2005

Revenue

Our revenues were $55.5 million for the fiscal year ended June 30, 2006 compared to revenues of $17.5 million for the fiscal year ended June 30, 2005. Total revenues increased $38.0 million, or 217%, for fiscal 2006 compared to fiscal 2005. The increase in revenue was primarily due to the acquisitions of Vertical Networks on September 28, 2004 and Comdial on September 28, 2005. The acquisition of the Comdial product lines drove approximately 111% of the increase in revenue. Our reported revenue includes shipping and handling charges and is recorded net of reserves for sales returns, discounts and customer incentive programs.

We distribute our products internationally. International product revenue was 2% and 8% of total net revenue for fiscal years 2006 and 2005, respectively. Our international revenue continued to increase at the same pace as its underlying domestic business, and as we continue to focus on and strengthen our distribution efforts in international geographic regions, we expect that our international component will continue to grow in importance to our overall revenue.

Cost of Goods Sold and Gross Margin

Costs of goods sold (“COGS”) includes expenses associated with finished goods purchased from outsourced manufacturers, warranty expense, freight expense, royalty payments, and inventory obsolescence expense. COGS increased by approximately $22.3 million, or 676%, to $25.6 million for the fiscal year ended June 30, 2006 compared with $3.3 million for the fiscal year ended June 30, 2005. The increase in COGS from fiscal 2005 to fiscal 2006 was primarily attributable to increased sales of both the InstantOffice and the Comdial product lines as hardware was a significant component of the cost.

Gross profit declined from 81.1% of net revenue to 53.8% of net revenue in 2006. The decrease was attributable to the shift from sales of software licenses with electronic delivery to sales of both software and hardware systems resulting from the acquisitions of Vertical Networks and Comdial.

Operating Expenses

Our operating expenses were $45.8 million for the fiscal year ended June 30, 2006, an increase of $16.3 million or 55.1%, from $29.5 million for the fiscal year ended June 30, 2005. The increase in operating expenses is primarily related to the acquisitions of Vertical Networks and Comdial. As part of these acquisitions, we acquired three additional office locations and two warehouses and significant infrastructure to maintain these operations.

Marketing and selling expenses. Marketing and selling expenses include sales, customer support and marketing expenses such as trade shows, and other advertising and selling expenses. Total marketing and selling expenses increased $3.7 million, or 28.0%, to $17.0 million for the fiscal year ended June 30, 2006 compared with the fiscal year ended June 30, 2005 expenses of $13.2 million. As a percentage of revenues, marketing and selling expenses were 30.5% for fiscal 2006 and 75.9% for fiscal 2005. The increase in marketing and selling expenses from fiscal 2005 to fiscal 2006 was primarily attributable to increased participation in trade shows and other marketing efforts on behalf of the new product lines acquired during the year.

Research and product development expenses. Research and product development expenses include research and development, engineering services, and test and application expenses, including employee-related costs, outside services, and expensed materials. Total research and product development expenses increased $2.5 million, or 27.5%, to $11.6 million for the fiscal year ended June 30, 2006 compared with the fiscal year ended June 30, 2005 expenses of $9.1 million. As a percentage of revenues, research and product development expenses were 20.8% for fiscal 2006 and 51.9% for fiscal 2005. The increase in product development expenses from the levels for fiscal 2005 to the levels for fiscal 2006 was due to the additional personnel and related costs for ongoing research and product development efforts related to the new product lines acquired in the acquisitions.

General and administrative expenses. General and administrative expenses (“G&A expenses”) include employee-related costs, professional service fees, and corporate administrative costs, including those for finance, information technology, operations and human resources functions. Total G&A expenses increased $9.5 million, or 142%, to $16.2 million for the fiscal year ended June 30, 2006 compared with the fiscal year ended June 30, 2005 expenses of $6.7 million. As a percentage of revenues, G&A expenses were 29.1% for fiscal 2006 and 38.3% for fiscal 2005.

G&A expense also includes liquidated damages that we are accruing related to the 2004 Equity Financing, the 2005 Equity Financing and the 2006 Equity Financing. See notes 9 and 10 to the Consolidated Financial Statements for additional information. Total liquidated damages recorded for the fiscal year ended June 30, 2006 was $2.2 million, representing an increase of $1.4 million or 163%, compared with $0.8 million accrued for the fiscal year ended June 30, 2005.

Amortization of intangible assets. Amortization of the intangible assets acquired in the acquisitions of Vertical Networks and Comdial was $1.1 million for the fiscal year ended June 30, 2006 compared with $0.5 million for the same period in 2005 representing an increase of $0.6 million, or 105.6%. This increase was attributable primarily to the addition of the intangible assets acquired in the Comdial acquisition.

Operating Loss

For the fiscal year ended June 30, 2006, our operating loss increased $526,000, or 3%, to ($15.9) million on revenue of $55.5 million, from an operating loss of ($15.4) million on revenue of $17.5 million for the fiscal year ended June 30, 2005. As discussed above, the factors primarily affecting this increase in operating loss were an increase in operating expenses offset by an increase in gross profit of essentially an equal amount.

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

Gain on Settlement of Litigation

Gain on settlement of litigation for the fiscal year ended June 30, 2006 was $1.2 million compared with none in the fiscal year ended June 30, 2005. This increase relates to the settlement of litigation with CIPH; see note 14 to the Consolidated Financial Statements for additional information related to this litigation.

Other income (expense), net

Other income (expense), net, includes interest income, gain (loss) on the disposal of assets and miscellaneous income. Other income was $4,000 for the fiscal year ended June 30, 2006, a decrease of $83,000, or 96%, from income of $87,000 for the fiscal year ended June 30, 2005. The decrease in other income for fiscal 2006 over the same period in fiscal 2005 was primarily due to the loss on disposal of assets of approximately $69,000.

Income Tax Expense

While we incurred net losses in 2006 and 2005, we recorded a deferred tax provision associated with the goodwill created with the Vertical Networks and Comdial acquisitions. The effective tax rate utilized for the provision was 40.0%.

Liquidity and Capital Resources

Financial Condition, Liquidity And Capital Resources (in thousands)

	Positions at		Change
	June 30, 2007	June 30, 2006
Cash and cash equivalents	$8,019	$4,726	$3,293
Working capital (excl. restricted cash)	4,841	(6,823)	11,664
Cash used in operating activities	8,914	6,060	2,854
Cash used in investing activities	24,704	20,308	4,396
Cash provided by financing activities	36,948	26,230	10,718

Working capital, consisting of total current assets minus current liabilities, was $4.8 million at June 30, 2007, compared to working capital of $(6.8) million at June 30, 2006, representing an improvement of $11.7 million. The improvement in working capital at June 30, 2007 reflects an increase of $12.0 million in current assets, primarily inventories and trade receivables, partially offset by an increase in current liabilities of $0.8 million. The increase in current liabilities is due to increases in accounts payable and accrued liabilities of $5.0 million offset by a reduction of $4.1 million in current portion of long term debt. The increases in inventory and receivables as well as in accounts payable and accrued liabilities are the result of the Vodavi acquisition. The decrease in current portion of long term debt results from the extinguishment of the debt incurred to finance the Comdial acquisition ($4.2 million) offset by an increase in borrowings against the SVB credit line ($0.1 million).

As of June 30, 2007, our cash and cash equivalents were approximately $8.0 million, an increase of $3.3 million from the balance at June 30, 2006. Net cash flows used in operating activities were $8.9 million in fiscal 2007, an increase of $2.9 million from the net cash flows used in operating activities of $6.1 million in fiscal 2006.

Net cash flows used in investing activities were $24.7 million in fiscal 2007, an increase of $4.4 million from the net cash flows used in investing activities of $20.3 million in fiscal 2006. The change was primarily attributable to the difference in cash used to acquire Vodavi in fiscal 2007 versus the cash used to acquire Comdial in fiscal 2006.

Net cash flows provided by financing activities were $36.9 million in fiscal 2007, an increase of $10.7 million from the net cash flows provided by financing activities of $26.2 million in fiscal 2006. This increase was primarily attributable to an increase of $27.0 million in cash provided by the Series E financing in fiscal 2007 versus the $17.8 million in cash provided by the Series D Financing and the common stock offering in fiscal 2006.

Significant Financing Arrangements

September 2005 Financing. On September 28, 2005, we acquired certain assets and assumed certain liabilities of Comdial. The acquisition was partially financed with the net proceeds from a $12.8 million common stock financing completed on September 28, 2005. Under the 2005 Stock Purchase Agreement, we received a total of $12.8 million, net of expenses, from the 2005 investors in exchange for the issuance of 11,329,785 shares of common stock. In addition, we financed a portion of the purchase price by entering into a loan agreement with SVB on September 28, 2005 (the “SVB Loan and Security Agreement”). The SVB Loan and Security Agreement terms provided the Company with a revolving line of credit in an amount not to exceed $7,000,000 (the “Revolving Loan”), as well as a $2,000,000 term loan (the “Term Loan”). The Revolving Loan matured and the principal balance thereof was payable in full, on September 27, 2006. The Term Loan was payable in monthly principal installments of $133,333 plus interest, due beginning July 31, 2006 through and until the maturity date of September 26, 2007. The Comdial Note, the Term Loan and the Revolving Loan were extinguished in October 2006.

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

October and December 2006 Financing. On October 18, 2006, the Company entered into the Credit Agreement with Columbia Partners, L.L.C. Investment Management (“Investment Manager”), and NEIPF, L.P. (“Lender”), pursuant to which the Company issued (i) a senior secured promissory note payable to Lender in the principal amount of $10.0 million (the “Initial Bridge Note”) ; and (ii) a senior secured promissory note payable to Lender in the principal amount of $15.0 million (the “Term Note”). The Initial Bridge Note was issued on October 18, 2006 and was payable in full on July 1, 2007. The Term Note was issued on December 1, 2006 in the amount of $15.0 million and is payable in full on October 17, 2009. The Initial Bridge Note was extinguished in May 2007.

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

The Company used the proceeds of the Initial Bridge Note to extinguish the Comdial Note, the Term Loan and the Revolving Loan and to fund working capital requirements. The proceeds of the Term Note and the Series E Financing were used in the acquisition of Vodavi.

Silicon Valley Bank Line of Credit. On May 25, 2007, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”) providing for a line of credit of up to $10,000,000 (the “Line of Credit”). The Line of Credit matures and the principal balance thereof is payable in full, on May 24, 2009. Borrowing availability under the Line of Credit is based on the existence of stipulated percentages of the Company’s eligible accounts receivable and inventory and is also subject to an additional $2,000,000 collateral reserve requirement established by SVB.

On October 15, 2007, the Company entered into amendments to the Credit Agreement and the Loan Agreement effective as of September 30, 2007, which modified certain of the financial covenants. The minimum cash or borrowing availability requirement was reduced to a range of $3.6 million to $4.4 million for defined periods in fiscal 2008. In addition, the minimum EBITDA requirement for the quarter ended September 30, 2007 was eliminated and for the subsequent quarters in fiscal 2008 was reset to ($0.9) million, ($0.6) million and $1.1 million, respectively. Beginning with the trailing three month period ended September 30, 2008, and for each quarter thereafter, the Company must maintain a minimum EBITDA of $1.00. In addition, the minimum revenue covenant for the quarter ended September 30, 2007 was eliminated and for the subsequent quarters in fiscal 2008 was reset to $20.5 million, $20.4 million and $22.7 million, respectively. We may be required to raise an additional $5.0 million of equity capital if we are unable to remain in compliance with the amended covenants. See Note 8 to the Consolidated Financial Statements for additional detail regarding the changes in these covenants.

We have incurred losses and negative or minimal positive cash flows from operations in every fiscal period since 1996 and have an accumulated deficit, including non-cash equity charges, of $91.4 million as of June 30, 2007. Our management expects that operating losses will continue in the near future. Despite the overall decrease in our operating expenses as a percentage of revenue, we will be required to carefully manage our expenses to maximize our liquidity and meet our debt service obligations. We anticipate that we will meet our forecasted cash requirements for the next twelve months. A change in circumstance, such as a reduction in the demand for our products, could necessitate that we seek additional debt or equity capital or take actions to reduce our operating costs to levels that can be supported by our available cash. Such additional financings may not be available on terms acceptable to us, or at all, and may significantly affect our stockholders, including for example, by substantially diluting their ownership interest.

Off Balance Sheet Arrangements and Contractual Obligations

We have no off balance sheet financing arrangements and no unconsolidated subsidiaries. Contractual obligations related to our long-term operating lease agreements for our office and warehouse facilities and short-term purchase commitments to our third-party suppliers are summarized below.

	Payments due by Period (in thousands)
	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$6,799	$2,054	$3,487	$1,258	$—
Purchase Obligations	19,105	18,487	618	—	—

Total	$25,904	$20,541	$4,105	$1,258	$—

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value. SFAS 159 is effective as of the beginning of the Company’s first fiscal year that begins after November 15, 2007. The Company believes that SFAS 159 will not have an impact on the Company’s consolidated financial statements.

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance regarding the methodology for quantifying and evaluating the materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. Application of the guidance in SAB 108 did not have an effect on the Company’s financial position, cash flows or results of operations.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which is an amendment of FASB Statements No. 87, 88, 106 and 132R. SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in the balance sheet. SFAS 158 is effective for fiscal years ending after December 15, 2006. SFAS 158 did not have an impact on the Company’s consolidated financial statements because the Company does not have any defined benefit or other postretirement plans.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require new fair value measurements. The purpose of SFAS 157 is to provide a single definition of fair value and to provide additional guidance relative to fair value measurements. The end result of SFAS 157 application will be consistency and comparability in fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company believes that it is unlikely that SFAS 157 will have any impact on the Company’s consolidated financial statements.

Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. Under FIN 48, the tax effects of a position should be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. FIN 48 also requires significant new annual disclosures in the notes to the financial statements. The effect of adjustments at adoption should be recorded directly to beginning retaining earnings in the period of adoption and reported as a change in accounting principle. Retroactive application is prohibited under FIN 48. The Company is required to adopt FIN 48 at the beginning of fiscal 2008; we are currently evaluating the impact of FIN 48 on our consolidated financial statements.

Supplementary Financial Data

Unaudited Quarterly Results

The following tables present selected unaudited quarterly operating results for the Company’s four quarters ended June 30, 2007 and June 30, 2006 (in thousands). The Company believes that all necessary adjustments have been made to present fairly the related quarterly results, except per share data.

Fiscal 2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net product revenue	$15,870	$18,080	$22,683	$22,515	$79,148
Total revenue	15,870	18,080	22,683	22,515	79,148
Gross profit-product	8,116	8,657	10,458	9,555	36,786
Total gross profit	8,116	8,657	10,458	9,555	36,786
Operating loss	(2,988)	(2,348)	(2,356)	(3,565)	(11,257)
Net loss	(3,332)	(3,664)	(4,173)	(4,850)	(16,019)
Loss applicable to common shares	(3,497)	(3,866)	(4,386)	(5,124)	(16,873)
Basic and diluted net loss per common share	$(0.07)	$(0.08)	$(0.09)	$(0.10)	$(0.35)

Fiscal 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net product revenue	$9,887	$16,306	$14,388	$14,954	$55,535
Total revenue	9,887	16,306	14,388	14,954	55,535
Gross profit-product	6,241	7,865	7,809	7,988	29,903
Total gross profit	6,241	7,865	7,809	7,988	29,903
Operating loss	(3,295)	(4,912)	(3,686)	(3,994)	(15,887)
Net loss	(3,362)	(5,355)	(4,039)	(3,243)	(15,999)
Loss applicable to common shares	(3,362)	(5,355)	(4,117)	(3,449)	(16,323)
Basic and diluted net loss per common share	$(0.10)	$(0.12)	$(0.09)	$(0.16)	$(0.38)

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Reference is made to the consolidated financial statements, the reports thereon and the notes thereto commencing at page 44 of this Report, which are incorporated herein by reference.

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the required time periods and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, we have completed an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of June 30, 2007. Based upon this evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of June 30, 2007.

Changes in Internal Controls. Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls.

Limitations on Effectiveness of Controls and Procedures. Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by Items 401, 405 and 406 of Regulation S-K will be in our 2007 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2007, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by Item 402 of Regulation S-K will be in our 2007 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2007, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Items 201(d) and 403 of Regulation S-K will be in our 2007 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2007, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 404 of Regulation S-K will be in our 2007 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2007, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 9(e) of Schedule 14A will be included in our 2007 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2007, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules

(1)	Financial Statements are listed in the Index to Consolidated Financial Statements on page 44 of this report.

(2)	Financial Statement Schedules: All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements and notes thereto.

(b)	Exhibits

2.1	Agreement and Plan of Merger dated as of October 18, 2006, by and among Vertical Communications, Inc, Vertical Acquisition Sub Inc. and Vodavi Technology, Inc. (Incorporated by reference to Exhibit 2.1 to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on October 19, 2006).

3.1	Certificate of Incorporation of Vertical Communications, Inc., as amended (Incorporated by reference to Exhibit 2.1 to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on September 10, 2003).

3.2	Bylaws of Vertical Communications, Inc. (Incorporated by reference to Exhibit 2.1 to Vertical Communication, Inc.’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2001).

3.3	Form of Proposed Amended and Restated Certificate of Incorporation of Vertical Communication, Inc. (Incorporated by reference to Annex C to Vertical Communication, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the Commission on March 10, 2006).

3.4	Certificate of Powers, Designation, Preferences and Rights of the Series D Convertible Preferred Stock of Vertical Communications, Inc, dated, February 9, 2006 (Incorporated by reference to Exhibit 2.1 to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on February 9, 2006).

3.5	Form of Certificate of Powers, Designations, Preferences and Rights of the Series E Convertible Preferred Stock of Vertical Communications, Inc. (Incorporated by reference to Exhibit 3.1 to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on October 19, 2006).

3.6	Certificate of Powers, Designations, Preferences and Rights of the Series E Convertible Preferred Stock of Vertical Communications, Inc. (Incorporated by reference to Exhibit 3.1 to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on December 4, 2006).

4.1	Specimen Certificate representing shares of Artisoft, Inc.’s Common Stock, $0.01 par value per share (Incorporated by reference to Exhibit 99.4 to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on September 10, 2003).

4.2	Registration Rights Agreement dated August 8, 2001 by and among Artisoft and the Investors set forth therein (Incorporated by reference to Exhibit 99.2 to Vertical Communication, Inc.’s Registration Statement on Form S-3 (File No. 333-71014) filed with the Commission on October 5, 2001).

4.2.1	Amendment No. 1 dated September 28, 2004 to Registration Rights Agreement originally dated August 8, 2001 by and among Artisoft and the Investors set forth therein (Incorporated by reference to Exhibit 4.2.1 to Vertical Communication, Inc.’s Annual Report on Form 10-K filed with the Commission on October 13, 2005).

4.3	Form of Warrant issued to the Investors party to the agreements filed as Exhibit 10.12 hereto (Incorporated by reference to Exhibit 99.3 to Vertical Communication, Inc.’s Registration Statement on Form S-3 (File No. 333-71014) filed with the Commission on October 5, 2001).

4.4	Registration Rights Agreement dated September 27, 2002 by and among Artisoft and the Investors set forth therein (Incorporated by reference to Exhibit 10.17 to Vertical Communication, Inc.’s Annual Report on Form 10-K filed with the Commission on September 20, 2002).

4.5	Registration Rights Agreement dated September 10, 2003 by and among Artisoft and the Investors set forth therein (Incorporated by reference to Exhibit 99.15 to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on September 10, 2003).

4.5.1	Amendment No. 1 dated September 28, 2005 to Registration Rights Agreement originally dated September 10, 2003 by and among Artisoft and the Investors set forth therein (Incorporated by reference to Exhibit 4.5.1 to Vertical Communication, Inc.’s Annual Report on Form 10-K filed with the Commission on October 13, 2005).

4.6	Form of Warrant issued to the Investors party to the agreements filed as Exhibits 10.16 and 10.17 hereto (Incorporated by reference to Exhibit 99.16 to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on September 10, 2003).

4.7	Form of Warrant to purchase shares of the Company’s Common Stock, dated September 28, 2005, issued by Artisoft, Inc. with schedule of warrant holders attached therein (Incorporated by reference to Exhibit 4.7 to Vertical Communication, Inc.’s Annual Report on Form 10-K filed with the Commission on October 13, 2005).

4.8	Voting Agreement, dated September 28, 2005, by and among Artisoft, Inc. and the Investors set forth therein with schedule of stockholders to Voting Agreement attached therein (Incorporated by reference to Exhibit 4.8 to Vertical Communication, Inc.’s Annual Report on Form 10-K filed with the Commission on October 13, 2005).

4.9	Form of Warrant to purchase shares of the Company’s Common Stock, dated as of February 9, 2006, issued by Artisoft, Inc. with schedule of warrant holders attached therein (Incorporated by reference to Exhibit 4.9 to Vertical Communication, Inc.’s Annual Report on Form 10-K filed with the Commission on October 16, 2006).

4.10	Form of Amendment No. 1 to Voting Agreement, dated as of February 9, 2006, by and between Artisoft, Inc. and the Investors set forth therein with schedule of Investors attached therein (Incorporated by reference to Exhibit 4.10 to Vertical Communication, Inc.’s Annual Report on Form 10-K filed with the Commission on October 16, 2006).

4.11	Voting Agreement, dated as of February 9, 2006, by and between Artisoft, Inc. and the Investors set forth therein with schedule of Investors attached therein (Incorporated by reference to Exhibit 4.11 to Vertical Communication, Inc.’s Annual Report on Form 10-K filed with the Commission on October 16, 2006).

4.12	Voting Agreement dated as of October 18, 2006 by and among Vertical Communications, Inc., LG-Nortel Co. Ltd and Vodavi Technology, Inc. (Incorporated by reference to Exhibit 4.1 to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on October 19, 2006).

4.13	Voting Agreement dated as of October 18, 2006 by and between Vertical Communications, Inc. and certain stockholders of Vodavi Technology, Inc. . (Incorporated by reference to Exhibit 4.2 to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on October 19, 2006).

4.14	Form of Tranche I Warrant to purchase shares of the Company’s Common Stock, to be issued by Vertical Communications, Inc. with schedule of warrant holders attached therein . (Incorporated by reference to Exhibit 4.3 to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on October 19, 2006).

4.15	Form of Tranche II Warrant to purchase shares of the Company’s Common Stock to be issued by Vertical Communications, Inc. with schedule of warrant holders attached therein . (Incorporated by reference to Exhibit 4.3 to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on October 19, 2006).

4.16	Form of Warrant to purchase shares of the Company’s Common Stock, to be issued by Vertical Communications, Inc. to NEIPF, L.P. (Incorporated by reference to Exhibit 4.4 to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on October 19, 2006)

4.17	Form of Additional Warrant to purchase shares of the Company’s Common Stock, to be issued by Vertical Communications, Inc. to NEIPF, L.P. (Incorporated by reference to Exhibit 4.7 to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on October 19, 2006).

10.1	1994 Stock Incentive Plan . (Incorporated by reference to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on February 10, 1995)

10.2	OEM/Reseller Agreement, dated January 18, 2000, between Artisoft, Inc., and Toshiba America Information Systems, Inc. (Incorporated by reference to Exhibit 10.11 to Vertical Communication, Inc.’s Annual Report on Form 10-K filed with the Commission on September 28, 2001).

10.3	Second Addendum to OEM/Reseller Agreement dated January 18, 2000 by and between Artisoft and the Telecommunication Systems Division of Toshiba America Information Systems, Inc. (Incorporated by reference to Exhibit 99.6 to Amendment No. 2 Vertical Communication, Inc.’s Registration Statement on Form S-3 (File No. 333-100756) filed with the Commission on February 10, 2003).

10.4	Patent License Agreement between Lucent Technologies GRL Corporation and Artisoft effective as of June 30, 2002 (Incorporated by reference to Exhibit 99.5 to Amendment No. 1 Vertical Communications, Inc.’s Registration Statement on Form S-3 (File No. 333-100756) filed with the Commission on December 20, 2002).

10.5	Agreement dated December 16, 2003 among Artisoft, Inc. and the Investors set forth therein (including the form of warrant) (Incorporated by reference to Exhibit 99.1 to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on December 19, 2003).

10.7	Asset Purchase Agreement, dated as of September 23, 2004, between Artisoft, Inc. and Vertical Networks Incorporated (Incorporated by reference to Exhibit 2.1 to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on September 29, 2004).

10.8	2004 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 21.1 to Vertical Communication, Inc.’s Annual Report on Form 10-K filed with the Commission on October 13, 2004).

10.9	Stock Purchase Agreement dated September 28, 2004 among Artisoft and the Investors set forth therein Incorporated (Incorporated by reference to Exhibit 10.1 to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on October 4, 2004).

10.9.1	Amendment No. 1 dated September 28, 2005 to Stock Purchase Agreement, originally dated September 28, 2004, by and among Artisoft, Inc. and the Investors set forth therein (Incorporated by reference to Exhibit 10.17.1 to Vertical Communication, Inc.’s Annual Report on Form 10-K filed with the Commission on October 13, 2005).

10.10	Consent, Waiver and Amendment dated September 25, 2004 among Artisoft and the shareholders of Artisoft set forth therein (Incorporated by reference to Exhibit 10.2 to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on October 4, 2004).

10.11	Sublease, dated January 7, 2000, by and between Vertical Networks, Inc. and MMC Networks, Inc. (Incorporated by reference to Exhibit 10.1 to Vertical Communication, Inc.’s Quarterly Report on Form 10-Q filed with the Commission on January 25, 2005).

10.12	Software Purchase Agreement, dated August 20, 2004 by and between Vertical Networks Inc. and CVS Pharmacy Inc. (Incorporated by reference to Exhibit 10.2 to Vertical Communication, Inc.’s Quarterly Report on Form 10-Q filed with the Commission on January 25, 2005).

10.13	Asset Purchase Agreement, dated as of September 1, 2005, between Comdial Corporation and Vertical Communications Acquisition Corp (Incorporated by reference to Exhibit 2.1 to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on September 1, 2005).

10.14	Lease dated August 31, 2005, by and between Artisoft, Inc. and One Memorial Drive Sublease, LLC for One Memorial Drive, Cambridge, Massachusetts 02142 Corp (Incorporated by reference to Exhibit 10.22 to Vertical Communication, Inc.’s Annual Report on Form 10-K filed with the Commission on September 1, 2005).

10.15	Lease dated June 6, 2005, by and between Artisoft, Inc. and SRI Mission Towers II LLC for Suite 400, 3979 Freedom Circle Drive, Santa Clara, California (Incorporated by reference to Exhibit 10.23 to Vertical Communication, Inc.’s Annual Report on Form 10-K filed with the Commission on September 1, 2005).

10.16	Secured Subordinated Promissory Note, dated September 28, 2005, issued by Artisoft, Inc. to Comdial Corporation therein (Incorporated by reference to Exhibit 10.24 to Vertical Communication, Inc.’s Annual Report on Form 10-K filed with the Commission on September 1, 2005).

10.17	Security Agreement, dated September 28, 2005, by and among Comdial Corporation, Artisoft, Inc. and Vertical Communications Acquisition Corp (Incorporated by reference to Exhibit 10.25 to Vertical Communication, Inc.’s Annual Report on Form 10-K filed with the Commission on September 1, 2005).

10.16	Stock Purchase Agreement, dated September 28, 2005, by and among Artisoft, Inc. and certain Investors set forth therein (Incorporated by reference to Exhibit 10.26 to Vertical Communication, Inc.’s Annual Report on Form 10-K filed with the Commission on September 1, 2005).

10.17	Consent, Waiver and Release Agreement, dated September 28, 2005, by and among the Artisoft, Inc. and the Investors set forth therein (Incorporated by reference to Exhibit 10.27 to Vertical Communication, Inc.’s Annual Report on Form 10-K filed with the Commission on September 1, 2005).

10.18	Loan and Security Agreement, dated September 28, 2005, by and between Artisoft, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.28 to Vertical Communication, Inc.’s Annual Report on Form 10-K filed with the Commission on September 1, 2005).

10.18.1	Loan Modification Agreement, dated December 21, 2005 by and between Artisoft, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.28.1 to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on December 27, 2005).

10.19	Subordination Agreement, dated September 28, 2005, by and among Artisoft, Inc., Comdial Corporation and Silicon Valley Bank (Incorporated by reference to Exhibit 10.29 to Vertical Communication, Inc.’s Annual Report on Form 10-K filed with the Commission on September 1, 2005).

10.20	Intellectual Property Security Agreement, dated September 28, 2005, by and between Artisoft, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.30 to Vertical Communication, Inc.’s Annual Report on Form 10-K filed with the Commission on September 1, 2005).

10.21	Form of Agreement dated September 28, 2005, by and between Artisoft, Inc. and certain holders of options to purchase shares of Artisoft, Inc.’s common stock with schedule of option holders (Incorporated by reference to Exhibit 10.31 to Vertical Communication, Inc.’s Annual Report on Form 10-K filed with the Commission on September 1, 2005).

10.22	Lease Agreement, dated September 28, 2005, by and between DMB Sarasota I, L.P., as Landlord and Vertical Communications Acquisition Corp., as Tenant for Fruitville Business Park, Sarasota, Florida (Incorporated by reference to Exhibit 10.32 to Vertical Communication, Inc.’s Annual Report on Form 10-K filed with the Commission on September 1, 2005).

10.23	Intellectual Property Security Agreement, dated September 28, 2005, by and between Vertical Communications Acquisition Corp. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.25 to Vertical Communication, Inc.’s Annual Report on Form 10-K filed with the Commission on September 1, 2005).

10.24	Securities Purchase Agreement, dated as of February 9, 2006, by and among Artisoft, Inc. and the Investors set forth therein (Incorporated by reference to Exhibit 10.34 to Vertical Communication, Inc.’s Annual Report on Form 10-K filed with the Commission on October 16, 2006).

10.25	Consent and Waiver Agreement, dated as of February 9 2006, by and among Artisoft, Inc. and the stockholders set foth therein (Incorporated by reference to Exhibit 10.35 to Vertical Communication, Inc.’s Annual Report on Form 10-K filed with the Commission on October 16, 2006).

10.26	Consent Agreement, dated as of February 9, 2006, by and between Artisoft, Inc. and Vertical Communications Acquisition Corp. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.36 to Vertical Communication, Inc.’s Annual Report on Form 10-K filed with the Commission on October 16, 2006).

10.27	Employment Agreement, dated June 20, 2006, between Vertical Communication, Inc and Kenneth Clinebell was filed as exhibit 10.33 on Vertical Communication, Inc.’s Current Report on Form 8-K dated June 23, 2006 and is incorporated herein by reference (Incorporated by reference to Exhibit 10.37 to Vertical Communication, Inc.’s Annual Report on Form 10-K filed with the Commission on October 16, 2006).

10.28	Letter of Modification of Compensation Plan, dated June 20, 2006, from Vertical Communication, Inc to Dick Anderson (Incorporated by reference to Exhibit 10.34 to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on June 23, 2006).

10.29	Letter of Modification of Compensation Plan, dated June 20, 2006, from Vertical Communication, Inc to Scott Pickett Anderson (Incorporated by reference to Exhibit 10.35 to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on June 23, 2006).

10.30	Letter of Modification of Compensation Plan, dated June 20, 2006, from Vertical Communication, Inc to Peter Bailey Anderson (Incorporated by reference to Exhibit 10.36 to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on June 23, 2006).

10.31	Settlement Agreement and Mutual Release dated as of May 24, 2006, by and between Consolidated IP Holdings, Inc., formerly known as Vertical Networks, Inc. and Vertical Communications, Inc. formerly known as Artisoft, Inc. (Incorporated by reference to Exhibit 10.41 to Vertical Communication, Inc.’s Annual Report on Form 10-K filed with the Commission on October 16, 2006).

10.32	Patent License Agreement, dated as of May 24, 2006, by and between Vertical Communications, Inc. and Converged Data Solutions LLC (Incorporated by reference to Exhibit 10.42 to Vertical Communication, Inc.’s Annual Report on Form 10-K filed with the Commission on October 16, 2006).

10.33	Memorandum of Understanding dated as of October 18, 2006 by and between Vertical Communications, Inc and LG-Nortel Co. Ltd. (Incorporated by reference to Exhibit 10.1 to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on October 19, 2006).

10.34	Securities Purchase Agreement dated as of October 18, 2006 by and between Vertical Communications, Inc. and certain investors (Incorporated by reference to Exhibit 10.2 to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on October 19, 2006).

10.35	Credit Agreement dated as of October 18, 2006, by and among Vertical Communications, Inc., Columbia Partners, L.L.C. Investment Management and NEIPF, L.P. (Incorporated by reference to Exhibit 10.3 to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on October 19, 2006).

10.36	Form of Senior Secured Promissory Note (Initial Bridge Note) issued by Vertical Communications, Inc. to NEIPF, L.P. as filed (Incorporated by reference to Exhibit 10.4 to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on October 19, 2006).

10.37	Security Agreement dated as of October 18, 2006, by and among Vertical Communications, Inc., Vertical Communications Acquisition Corp., Columbia Partners, L.L.C. Investment Management, and NEIPF, L.P. (Incorporated by reference to Exhibit 10.5 to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on October 19, 2006).

10.38	Intellectual Property Security Agreement dated as of October 18, 2006, by and among Vertical Communications, Inc., Vertical Communications Acquisition Corp., Columbia Partners, L.L.C. Investment Management, and NEIPF, L.P. (Incorporated by reference to Exhibit 10.6 to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on October 19, 2006).

10.39	Pledge Agreement dated as of October 18, 2006, by and among Vertical Communications, Inc., Columbia Partners, L.L.C. Investment Management, and NEIPF, L.P. (Incorporated by reference to Exhibit 10.7 to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on October 19, 2006).

10.40	Form of Funding Commitment Letter dated October 12, 2006 (Incorporated by reference to Exhibit 11.1 to Vertical Communication, Inc.’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2006).

10.41	Amended and Restated Securities Purchase Agreement dated as of December 1, 2006, by and among the Vertical Communications, Inc. and certain investors (Incorporated by reference to Exhibit 10.8 to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on December 4, 2006).

10.42	Form of Senior Secured Promissory Note (Term Note) issued by Vertical Communications, Inc. to NEIPF, L.P. (Incorporated by reference to Exhibit 10.9 to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on December 4, 2006).

10.43	Joinder Agreement dated December 1, 2006 by and between Vodavi Technology, Inc. and NEIPF, L.P. (Incorporated by reference to Exhibit 10.10 to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on December 4, 2006).

10.44	Loan and Security Agreement, dated May 25, 2007, by and between Vertical Communications, Inc., Vertical Communications Acquisition Corp., Vodavi Technology, Inc. and Vodavi Communications Systems, Inc. and Silicon Valley Bank (filed herewith).

10.45	Joinder Agreement dated May 25, 2007, by and between Vodavi Communications Systems, Inc., Columbia Partners, L.L.C. Investment Management and NEIPF, L.P. (filed herewith).

10.46	Subordination and Intercreditor Agreement, dated as of May 25, 2007, by and between NEIPF, L.P. and Columbia Partners, L.L.C. Investment Management, as agreed to by Vertical Communications, Inc. (filed herewith).

21.1	Subsidiaries of Vertical Communications, Inc.

23.1	Consent of Vitale, Caturano & Company, Ltd.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Confidential materials omitted and filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 15, 2007

Vertical Communications, Inc

By:	/s/ William Y. Tauscher
William Y. Tauscher Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, this report statement has been signed by the following persons in the capacities indicated and on the dates indicated.

Signature	Title	Date

/S/ WILLIAM Y. TAUSCHER	Chairman, President and Chief Executive Officer (Principal Executive Officer)	October 15, 2007
WILLIAM Y. TAUSCHER

/S/ Kenneth M. Clinebell	Chief Financial Officer (Principal Financial and Accounting Officer)	October 15, 2007
Kenneth M. Clinebell

/S/ Michael P. Downey	Director	October 15, 2007
Michael P. Downey

/S/ John W. Watkins	Director	October 15, 2007
John W. Watkins

/S/ FRANCIS E. GIRARD	Director	October 15, 2007
FRANCIS E. GIRARD

/S/ MATTHEW J. RUBINS	Director	October 15, 2007
MATTHEW J. RUBINS

/S/ JONG DAE AN	Director	October 15, 2007
JONG DAE AN

/S/ R. RANDY STOLWORTHY	Director	October 15, 2007
R. RANDY STOLWORTHY

VERTICAL COMMUNICATIONS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Vertical Communications, Inc.

We have audited the accompanying consolidated balance sheets of Vertical Communications, Inc. as of June 30, 2007 and 2006 and the related statements of operations, convertible redeemable preferred stock, shareholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vertical Communications, Inc. as of June 30, 2007 and 2006 and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

VITALE, CATURANO & COMPANY, LTD.

October 15, 2007

Boston, Massachusetts

VERTICIAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2007	June 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$8,019	$4,726
Trade receivables, net of allowances of $354 and $322, respectively	13,678	10,510
Inventories, net	12,818	6,071
Prepaid expenses	1,745	2,855
Deferred costs	4,437	4,120
Restricted cash	—	389

Total current assets	40,697	28,671

Property and equipment	6,848	5,460
Less accumulated depreciation and amortization	(4,603)	(3,259)

Net property and equipment	2,245	2,201

Goodwill	40,336	25,759
Intangible assets, net of accumulated amortization	16,265	6,567
Deferred costs, net of current portion	3,291	6,777
Other assets	471	104

Total assets	$103,305	$70,079

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,238	$4,964
Accrued liabilities	10,049	8,752
Trade accounts payable to a stockholder	2,419	—
Deferred revenue	10,294	10,409
Customer deposits	175	175
Current portion of long term debt	6,681	10,805

Total current liabilities	35,856	35,105

Deferred revenue, net of current portion	6,043	12,196
Deferred tax liability	5,761	883
Long term debt, net of current portion	16,014	416

Total liabilities	63,674	48,600

Series D convertible, redeemable preferred stock, $1.00 par value, 5,000 shares authorized, issued and outstanding at June 30, 2007. (liquidation preference of $5,555 including dividends)	1,238	3,555
Series E convertible, redeemable preferred stock, $1.00 par value, 30,000 shares authorized, 27,400 shares issued and outstanding at June 30, 2007. (liquidation preference of $28,991 including dividends)	—	—

Shareholders’ equity:
Preferred stock, $1.00 par value, authorized 30,000,000 shares	—	—
Common stock, $.01 par value per share. Authorized 250,000,000 shares; 52,084,483 issued and outstanding shares at June 30, 2007 and 47,016,918 at June 30, 2006	521	470
Accumulated other comprehensive loss	(52)	(15)
Additional paid-in capital	129,793	93,389
Accumulated deficit	(91,429)	(75,410)
Deferred Toshiba equity cost	(440)	(510)

Total shareholders’ equity	38,393	17,924

Total Liabilities, Convertible Redeemable Preferred Stock and Shareholder’s Equity	$103,305	$70,079

VERTICIAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended June 30,
	2007	2006	2005
Net revenue	$79,148	$55,535	$17,460
Cost of goods sold	42,362	25,632	3,302

Gross profit	36,786	29,903	14,158

Operating expenses:
Sales and marketing	16,668	16,962	13,247
Product development	13,618	11,552	9,058
General and administrative	15,857	16,182	6,682
Amortization of intangible assets	1,900	1,094	532

Total operating expenses	48,043	45,790	29,519

Loss from operations	(11,257)	(15,887)	(15,361)
Interest expense, net	(4,841)	(690)	—
Gain on settlement of litigation	—	1,200	—
Other income (expense), net	428	4	87

Loss before provision for income taxes	(15,670)	(15,373)	(15,274)
Provision for income taxes	349	626	257

Net loss	(16,019)	(15,999)	(15,531)

Series D preferred accretion and dividends	(854)	(324)	—
Series C preferred deemed dividend	—	—	(1,368)
Series B preferred deemed dividend	—	—	(100)

Net loss applicable to common shareholders	$(16,873)	$(16,323)	$(16,999)

Net loss applicable to common shareholders per share—basic and diluted	$(0.35)	$(0.38)	$(0.64)

Weighted average common shares outstanding—basic and diluted	48,813	43,311	26,747

VERTICAL COMMUNICATIONS, INC. AND SUBSIDIARIES

STATEMENT OF CONVERTIBLE REDEEMABLE PREFERRED STOCK, SHAREHOLDERS’ EQUITY & COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Preferred Stock D		Preferred Stock E		Preferred Stock B		Preferred Stock C		Common Stock
	Shares	$1 Par Value per Share	Shares	$1 Par Value per Share	Shares	$1.00 Par Value per Share	Shares	$1.00 Par Value per Share	Shares	$.01 Par Value per Share
Balance at June 30, 2004	—	—	—	—	2,800,000	$2,800	2,530,335	$2,530	6,085,488	$61
Common stock issued	—	—	—	—	—	—	—	—	24,159,468	242
Issuance of warrants for services related to stock purchase agreement	—	—	—	—	—	—	—	—	—	—
Conversion of preferred stock to common stock	—	—	—	—	(2,800,000)	(2,800)	(2,530,335)	(2,530)	5,952,555	59
Issuance of common stock under ESPP	—	—	—	—	—	—	—	—	136,397	1
Exercise of common stock Options	—	—	—	—	—	—	—	—	278,857	3
Amortization of Toshiba deferred equity costs	—	—	—	—	—	—	—	—	—	—
Deferred compensation related to options granted to employees below fair market value	—	—	—	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—
Net Loss	—	—	—	—	—	—	—	—	—	—
Comprehensive Loss	—	—	—	—	—	—	—	—	—	—

Balance at June 30, 2005	—	$—		$—	—	$—	—	$—	36,612,765	$366
Common stock issued	—	—	—	—	—	—	—	—	11,329,785	113
Exercise of common stock options	—	—	—	—	—	—	—	—	83,178	1
Exercise of common stock warrants	—	—	—	—	—	—	—	—	1,207,973	12
Retirement of treasury stock	—	—	—	—	—	—	—	—	(2,216,783)	(22)
Issuance of Series D preferred stock and warrants, net of expenses	5,000	3,890	—	—	—	—	—	—	—	—
Beneficial conversion feature attributable to Series D preferred stock	—	(659)	—	—	—	—	—	—	—	—
Series D dividends and accretion	—	324	—	—	—	—	—	—	—	—
Amortization of deferred Toshiba equity costs	—	—	—	—	—	—	—	—	—	—
Reclass of deferred compensation	—	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—		—
Net Loss	—	—	—	—	—	—	—	—	—	—
Comprehensive Loss	—	—	—	—	—			—	—	—

Balance at June 30, 2006	5,000	$3,555	—	$—	—	$—	$—	$—	47,016,918	$470
Exercise of common stock warrants	—	—	—	—	—	—	—	—	473,815	5
Issuance of restricted stock	—	—	—	—	—	—	—	—	4,593,750	46
Issuance of Series D anti-dilution warrants	—	(363)	—	—	—	—	—	—	—	—
Beneficial conversion feature attributable to Series D anti-dilution	—	(2,807)	—	—	—	—	—	—	—	—
Series D dividends and accretion	—	854	—	—	—	—	—	—	—	—
Issuance of Series E preferred stock & warrants, net of costs	—	—	27,400	15,564	—	—	—	—	—	—
Beneficial conversion feature attributable to Series E preferred stock	—	—	—	(15,564)	—	—	—	—	—	—
Issuance of Columbia warrant	—	—	—	—	—	—	—	—	—	—
Amortization of deferred Toshiba equity costs	—	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—
Net Loss	—	—	—	—	—	—	—	—	—	—
Comprehensive Loss	—	—	—	—	—			—	—	—

Balance at June 30, 2007	5,000	$1,238	27,400	$—	—	$—	—	$—	52,084,483	$521

VERTICAL COMMUNICATIONS, INC. AND SUBSIDIARIES

STATEMENT OF CONVERTIBLE REDEEMABLE PREFERRED STOCK, SHAREHOLDERS’ EQUITY & COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Accumulated Other Comprehensive Income	Additional Paid in Capital	Accumulated Deficit	Deferred Compensation	Deferred Toshiba Equity Costs	Treasury Stock	Net Stockholders’ Equity	Comprehensive Loss
Balance at June 30, 2004	—	$109,649	$(43,880)	$—	$(928)	$(69,680)	$552	—
Common stock issued	—	25,559	—	—	—	—	25,801	—
Issuance of warrants for services related to stock purchase agreement	—	393	—	—	—	—	393	—
Conversion of preferred stock to common stock	—	5,271	—	—	—	—	—	—
Issuance of common stock under ESPP	—	198	—	—	—	—	199	—
Exercise of common stock options	—	627	—	—	—	—	630	—
Amortization of Toshiba deferred equity costs	—	—	—	—	284	—	284	—
Deferred compensation related to options granted to employees below fair market value	—	10,145	—	(10,145)	—	—	—	—
Amortization of deferred compensation	—	—	—	1,902	—	—	1,902	—
Foreign currency translation adjustment	4	—	—	—	—	—	4	4
Net Loss	—	—	(15,531)	—	—	—	(15,531)	(15,531)

Comprehensive Loss	—	—	—	—	—	—	—	(15,527)

Balance at June 30, 2005	$4	$151,842	$(59,411)	$(8,243)	$(644)	$(69,680)	$14,234
Common stock issued	—	12,658	—	—	—	—	12,771	—
Exercise of common stock options	—	99	—	—	—	—	100	—
Exercise of common stock warrants	—	1,363	—	—	—	—	1,375	—
Retirement of treasury stock	—	(69,658)	—	—	—	69,680	—	—
Issuance of Series D preferred stock and warrants, net of expenses	—	951	—	—	—	—	951	—
Beneficial conversion feature attributable to Series D preferred stock	—	659	—	—	—	—	659	—
Series D dividends and accretion	—	(324)	—	—	—	—	(324)	—
Amortization of deferred Toshiba equity costs	—	—	—	—	134	—	134	—
Reclass of deferred compensation	—	(8,243)	—	8,243	—	—	—	—
Foreign currency translation adjustment	(19)	—	—	—	—	—	(19)	(19)
Stock-based compensation	—	4,042	—	—	—	—	4,042	—
Net Loss	—	—	(15,999)	—	—	—	(15,999)	(15,999)

Comprehensive Loss	—	—	—	—	—	—	—	(16,018)

Balance at June 30, 2006	$(15)	$93,389	$(75,410)	$—	$(510)	$—	$17,924
Exercise of common stock warrants	—	—	—	—	—	—	5	—
Issuance of restricted stock	—	238	—	—	—	—	284	—
Issuance of Series D anti-dilution warrants	—	363	—	—	—	—	363	—
Beneficial conversion feature attributable to Series D anti-dilution	—	2,807	—	—	—	—	2,807	—
Series D dividends and accretion	—	(854)	—	—	—	—	(854)	—
Issuance of Series E preferred stock & warrants, net of costs	—	11,401	—	—	—	—	11,401	—
Beneficial conversion feature attributable to Series E preferred stock	—	15,564	—	—	—	—	15,564	—
Issuance of Columbia warrant	—	2,114	—	—	—	—	2,114
Amortization of deferred Toshiba equity costs	—	—	—	—	70	—	70	—
Foreign currency translation adjustment	(37)	—	—	—	—	—	(37)	(37)
Stock-based compensation	—	4,771	—	—	—	—	4,771	—
Net Loss	—	—	(16,019)	—	—	—	(16,019)	(16,019)

Comprehensive Loss	—	—	—	—	—	—	—	(16,056)

Balance at June 30, 2007	$(52)	$129,793	$(91,429)	$—	$(440)	$—	$38,393

VERTICAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended June 30,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(16,019)	$(15,999)	$(15,531)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	3,722	2,920	1,331
Amortization of deferred Toshiba equity costs	70	134	284
Non-cash interest	2,431	—	—
Non-cash compensation	5,055	4,042	1,902
Deferred tax provision	349	626	257
Non-cash changes in accounts receivable allowances	69	(101)	42
Changes in assets and liabilities:
Trade receivables	(517)	(1,364)	(803)
Inventories	(76)	155	(363)
Prepaid expenses	3,429	232	49
Deferred costs	3,169	(916)	(9,981)
Other assets	(140)	18	(10)
Accounts payable	(2,723)	(384)	(1,176)
Accrued liabilities	(1,466)	2,397	(108)
Deferred revenue	(6,267)	2,181	15,235
Customer deposits	—	(1)	(3)

Net cash used in operating activities	(8,914)	(6,060)	(8,875)

Cash flows from investing activities:
Cash used for acquisitions, net of cash acquired	(24,665)	(19,249)	(13,234)
Purchases of property and equipment	(428)	(964)	(1,368)
Increase (decrease) in restricted cash	389	(95)	(1,000)
Certificates of deposit to secure long-term obligations	—	—	(145)

Net cash used in investing activities	(24,704)	(20,308)	(15,747)

Cash flows from financing activities:
Payment of capital lease obligations	(22)	(16)	—
(Payment of)/proceeds from SVB term note	(2,000)	2,000	—
Payment of Comdial note	(2,575)	—	—
Proceeds from SVB revolver facility	6,668	6,534
Payment of SVB revolver facility	(6,533)	—	—
Proceeds from issuance of Columbia debt and warrant, net of issuance costs	24,440	—	—
Payment of Columbia bridge note	(10,000)	—	—
Proceeds from issuance of common stock, net of issuance costs	5	12,871	26,194
Proceeds from issuance of common stock under stock plans	—	—	829
Repayment of note payable acquired from Vertical Networks	—	—	(272)
Proceeds from issuance of preferred stock and warrants, net of issuance costs	26,965	4,841	—

Net cash provided by financing activities	36,948	26,230	26,751

Effect of foreign currency exchange rates	(37)	(16)	4

Net increase (decrease) increase in cash and cash equivalents	3,293	(154)	2,133
Cash and cash equivalents at beginning of period	4,726	4,880	2,747

Cash and cash equivalents at end of period	$8,019	$4,726	$4,880

SUPPLEMENTAL CASH FLOW INFORMATION:
Non cash dividend and accretion on series D preferred stock	854	(324)	—
Beneficial conversion feature associated with convertible, redeemable preferred stock	(363)	(659)	—
Conversion of Preferred Stock to Common	—	—	5,330
Non cash dividend to series B and C preferred shareholders	—	—	1,468
Non cash net exercise of common stock warrant	—	1,375	—
Cash paid for taxes	—	—	—
Cash paid for interest	920	501	—

On September 28, 2004 the Company acquired the assets of Vertical Networks, Inc. and on September 28, 2005 the Company acquired the assets of Comdial Corporation and on December 1, 2006 the Company acquired the assets of Vodavi Technology, Inc. as follows (see Note 3):

	Vodavi	Comdial	Vertical Networks
Accounts receivable	2,721	3,158	3,792
Inventory	6,671	4,540	1,308
Other current assets	2,319	2,248	315
Property and equipment	1,058	1,285	395
Other assets	12	150	89
Intangible assets	11,950	4,300	4,300
Goodwill	14,448	9,190	13,020
Cash used in acquisitions, net of cash acquired	(24,665)	(19,249)	(13,234)

	14,514	5,622	9,985
Accrued acquisition costs	(81)	—	—
Note payable to Comdial Corporation	—	(2,500)	—

Liabilities assumed	$14,433	$3,122	$9,985

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

Acquisition of the Assets of Comdial Corporation

On September 28, 2005, pursuant to approval of the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), we, through our subsidiary Vertical Communications Acquisitions Corporation acquired certain assets and assumed certain liabilities of Comdial Corporation (“Comdial” and the “Comdial Acquisition”). Comdial was a manufacturer and distributor of telephone systems targeted to small to midsize businesses, branch or regional offices of large organizations, national retailers, government agencies, and education campuses. The operational results of this acquisition have been included in all periods since September 28, 2005, the date that the Comdial Acquisition was consummated.

Acquisition of Vodavi Technology, Inc.

On December 1, 2006, we completed the acquisition of all of the outstanding securities of Vodavi Technology, Inc. (“Vodavi”) pursuant to an Agreement and Plan of Merger dated as of October 18, 2006 (the “Merger Agreement”), by and among the Company, Vodavi and Vertical Acquisition Sub Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“MergerSub”). MergerSub was merged with and into Vodavi with Vodavi continuing its corporate existence as a wholly-owned subsidiary of the Company.

Vodavi was a provider of traditional and next-generation business telecommunications solutions, targeted to small and medium-sized business, primarily in the United States. The aggregate consideration paid by the Company to the stockholders of Vodavi was approximately $31.1 million in cash. In addition, the Company incurred approximately $0.5 million in transaction costs related to the merger.

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

Asset Valuation - Asset valuation includes assessing the recorded value of certain assets, including accounts and notes receivable, inventories, goodwill and other intangible assets. We use a variety of factors to assess valuation, depending upon the asset. Accounts and notes receivable are evaluated based upon the credit-worthiness of our customers, our historical experience, and the age of the receivable. The recoverability of inventories is based upon the types and levels of inventory held, forecasted demand, and pricing. Should current market and economic conditions deteriorate, our actual recovery could be less than our estimate. Our intangible assets, are evaluated using established valuation models based upon the expected period the asset will be utilized, forecasted cash flows, changes in technology and customer demand. Our goodwill resulting from our acquisitions of Vertical Networks, Comdial and Vodavi is evaluated annually to determine if impairment has occurred since the acquisitions.

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

Cash Equivalents - The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents.

Concentrations - For the years ended June 30, 2007, 2006, and 2005, sales to Paracon accounted for 4%, 10% and 19% of total net revenues, respectively. For the years ended June 30, 2007 and 2006, sales to Graybar, accounted for 16% and 12%, respectively, of total net revenues. Sales to CVS/pharmacy accounted for 5% and 16% of our net revenues for the years ended June 30, 2007 and 2006, respectively. At June 30, 2007 and 2006 one customer accounted for approximately 26% and 30%, respectively, of the Company’s outstanding gross trade receivables. The loss of any of the major systems integrators, distributors, resellers or OEMs, or their failure to pay the Company for products purchased from the Company, could have an adverse effect on the Company’s operating results.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits in bank accounts. Deposits in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) of $100,000 are exposed to loss in the event of nonperformance by the institution. The Company has had cash deposits in excess of the FDIC insurance coverage.

Related Party Transactions - LG-Nortel Co. Ltd. (LGN) owns approximately 24% of the Company’s outstanding Series E Preferred Stock at June 30, 2007 and has a designated member on the Company’s board of directors. The Company purchased approximately $7.2 million of key telephone systems, commercial grade telephones, and voice mail products from LGN and an affiliate of LGN during fiscal 2007. The Company owed LGN and its affiliate a total of $2.4 million for product purchases at June 30, 2007. The Company’s payment terms with LGN and its affiliate are 60 days after shipment, except for shipments of single line telephones, which are 30 days after shipment. Current balances are non-interest bearing.

The Company conducts joint development activities with LGN for the design and development of hardware incorporated into some of the Company’s existing and planned telephone systems and commercial grade telephones. Generally, LGN contributes the ongoing research and development costs for the product hardware and produces the finished goods developed under the alliance, and the Company obtains the right to sell such products throughout North America and the Caribbean.

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

The Company’s allowance for doubtful accounts activity, for the fiscal years ended June 30, 2007, 2006 and 2005 was as follows (in thousands):

	Balance at Beginning of Year	Acquired With Vodavi (2007) Comdial (2006) and Vertical Networks (2005)	Additions	Usage/ Adjustments	Balance at End of Year
Allowance for Doubtful Accounts:
Year Ended June 30, 2007	322	144	69	(181)	354
Year Ended June 20, 2006	423	128	136	(365)	322
Year Ended June 30, 2005	80	301	49	(7)	423

Inventories - We measure our inventories at lower of cost, on a first in, first out (“FIFO”) basis, or market. We also provide allowances for excess and obsolete inventory equal to the difference between the cost of our inventory and the estimated market value based upon assumptions about product life cycles, product demand and market conditions. If actual product life cycles, product demand or market conditions are less favorable than those projected by management, additional inventory allowances or write-downs may be required.

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

Other Assets - Other assets are stated at cost and principally consist of capitalized purchased technology and deferred financing costs related to our debt.

Goodwill - Goodwill represents the cost in excess of the estimated fair values of assets and liabilities acquired. Under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The Company’s goodwill arose from the acquisitions of Vertical Networks, Comdial and Vodavi and is tested annually for potential impairment. Although the Vertical Networks and Comdial goodwill was deemed to not be impaired when it was tested in fiscal year 2007, there can be no assurances that subsequent reviews will not result in material impairment charges. A considerable amount of judgment is required in calculating this impairment analysis, principally in determining discount rates, financial forecasts and allocation methodology. Unanticipated changes in market conditions could have a material impact on our projected cash flows. Differences in actual cash flows as compared to the projected discounted cash flows could require the Company to record an impairment loss.

Intangible Assets - The value of intangible assets we acquired as part of the acquisitions of Vertical Networks, Comdial and Vodavi was based upon the fair value of those assets on the acquisition date and are being amortized on a straight line basis over their estimated useful lives ranging from one to ten years. Three amortizable intangible assets were identified - existing technology, existing customer relationships and trade names and trademarks.

Impairment of Long-Lived Assets - Long-lived assets, such as property, equipment, and finite-lived intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated future undiscounted net cash flows of the related asset or group of assets over their remaining lives. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. The impairment of long-lived assets requires judgments and estimates. If circumstances change, such estimates could also change.

Income Taxes - The Company has not recognized any current income tax expense in any period presented due to the Company’s net losses. However, in fiscal years 2005, 2006 and 2007, the Company recorded a deferred tax provision and corresponding liability arising from the timing differences associated with amortizing goodwill for income tax purposes over a 15 year life.

Foreign Currency Translation - The functional currency of the Company’s foreign operations (Germany) is the local currency. As a result, assets and liabilities are translated at period-end exchange rates and revenues and expenses are translated at the average exchange rates. Adjustments resulting from translation of such financial statements are classified in accumulated other comprehensive loss. Foreign currency gains and losses arising from transactions denominated in currencies other than the functional currency were included in operations in each year presented but were not significant.

Comprehensive Income - SFAS No. 130 Reporting Comprehensive Income requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. To date, the Company’s comprehensive income items include net loss and foreign translation adjustments. Comprehensive income has been included in the Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Loss for all periods.

Warranty Costs - The Company accrues for warranty costs based on estimated warranty return rates and estimated costs to repair. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty returns, and repair cost. The Company reviews the adequacy of its recorded warranty accrual on a quarterly basis.

The Company’s warranty reserve activity for the fiscal years ended June 30, 2007, 2006 and 2005 was as follows (in thousands):

	Balance at Beginning of Year	Acquired WithVodavi (2007) Comdial (2006) and Vertical Networks (2005)	Additions / Reductions	Usage/ Adjustments	Balance at End of Year
Warranty reserves:
Year Ended June 30, 2007	738	89	68	(202)	693
Year Ended June 20, 2006	109	585	62	(18)	738
Year Ended June 30, 2005 (1)	—	118	54	(63)	109

(1)	The Company had no warranty provision prior to the acquisition of Vertical Networks as our product sales consisted almost exclusively of software licenses.

Revenue Recognition - The Company recognizes revenue for the sale of its InstantOffice and TeleVantage products pursuant to Statement of Position (SOP) 97-2, Software Revenue Recognition. For revenue generated by the sale of Comdial and Vodavi products, where the Company has determined that the software is incidental, the Company follows Staff Accounting Bulletin (SAB) 104, Revenue Recognition. Generally, the Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectability is reasonably assured. The Company reduces revenue for estimated customer returns, rotations and sales rebates when such amounts are estimable. When not estimable, the Company defers revenue until the product is sold to the end customer or the customer’s rights expire. As part of its Televantage product sales price, the Company provides telephone support, which is generally utilized by the customer shortly after the sale. The cost of the phone support is not significant but is accrued in the financial statements. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue.

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

Revenue from time and material service contracts is recognized as the services are provided. Revenue from fixed price, long-term service or development contracts is recognized over the contract term, using a proportional performance model, based on the percentage of services that are provided during the period compared with the total estimated services to be provided over the entire contract. Losses on fixed price contracts are recognized during the period in which the loss first becomes apparent. Revenue from this type of service contract was immaterial for each of the years ended June 30, 2007, 2006 and 2005.

Advertising - The Company expenses advertising costs as incurred. Advertising expenses for the years ended June 30, 2007, 2006 and 2005 were $250,000, $83,000 and $18,000 respectively.

Research and Product Development Costs - All costs associated with internal engineering and product development activities are expensed as incurred. Development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established and until the products are available for sale, software development costs are capitalized and amortized over the greater of the amount computed using: (a) the ratio that current gross revenue for the product bears to the total of current and anticipated future gross revenue for that product or (b) the straight line method over the estimated economic life of the product including the period being reported on. The amortization period has been determined as the life of the product, which is generally two years. The amortization of capitalized development costs was $0 in 2007, $37,000 in 2006 and $84,000 in 2005.

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

A reconciliation of basic weighted average common shares with weighted average shares assuming dilution is as follows (in thousands):

	Year Ended June 30
	2007	2006	2005
Weighted average shares, excluding shares in Treasury—basic	48,813	43,311	26,747
Net effect of dilutive potential common shares outstanding based on the treasury stock method using the average market price	—	—	—

Weighted average common shares assuming dilution	48,813	43,311	26,747

Anti-dilutive potential common shares excluded from the computation above	108,768	10,251	8,716

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

Prior to July 1, 2005, the Company applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees in accounting for its stock incentive plan and accordingly, compensation cost was recognized for its stock options in the financial statements when the exercise price was below the fair market value. During the year ended June 30, 2005, $1.9 million of stock based compensation was recorded under the intrinsic value based method. Had the Company determined compensation cost in all periods based on the fair value at the grant date for its stock options under SFAS No. 123R, the Company’s net loss and net loss per common equivalent share for the fiscal year ended June 30, 2005 would have been increased to the pro forma amounts indicated below (in thousands, except per share prices):

Reported net loss applicable to common shareholders	$(16,999)
Add: stock based compensation expense included in reported net loss	1,902
Less: stock based compensation expense determined under fair value method for all awards	(3,862)

Pro forma net loss applicable to common shareholders	$(18,959)

Reported loss per share applicable to common shareholdes	(0.64)

Pro forma loss per share applicable to common shareholders	$(0.71)

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

The per share weighted average fair value of stock options granted during the fiscal years ended June 30, 2007, 2006, and 2005 was $0.85, $0.81, and $1.11, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions.

	Year ended June
	2007	2006	2005
Expected Dividend Yield	0%	0%	0%
Volatility Factor	116.5 to 119.6%	113 to 115%	115%
Risk free Interest Rate	4.87 to 4.95%	3.95% to 5.03%	3.45%
Expected Life (years)	6.0	6.0	6.0

The risk-free interest rate is based upon the U. S. Treasury securities yield. The term of the options grant is derived from historical data. The expected volatility is based upon the historical volatility of the Company’s common stock over the expected life of the option. The Company recognizes expense using the straight-line attribution method for both pre- and post-adoption grants. The amount of option expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company currently expects, based on analysis of its historical forfeitures, a forfeiture rate of approximately 5%.

On October 20, 1994, the Company’s shareholders approved the Company’s 1994 Stock Incentive Plan (the “1994 Plan”). The 1994 Plan provides for the grant of Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights (Tandem and Free-standing), Restricted Stock, Deferred Stock, Performance Units and Performance Shares to officers, key employees, non-employee directors and certain consultants of the Company. This Plan was replaced by the 2004 Stock Incentive Plan (the “2004 Plan”) that was approved by the Company’s shareholders on March 15, 2004. At June 30, 2007, the maximum number of shares that can be granted under the 2004 Plan is 27,018,865.

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

Segmentation of Financial Results - The Company’s primary operating decision makers evaluate the Company’s financial performance using consolidated financial information. Accordingly, the Company presents its financial results as a single segment related to the sale of its telecommunication solutions.

Fair Value of Financial Instruments - The carrying amounts of cash and cash equivalents, trade receivables, accounts payable, notes payable and accrued liabilities approximate fair value because of the short maturity of these instruments.

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

The purchase price for Vertical Networks consisted of: $12.5 million in cash, paid at closing, with an additional $1.0 million held in escrow to secure Vertical Networks’ indemnification obligations to us, $1.0 million in transaction costs, the assumption of most liabilities of Vertical Networks and an earnout provision of up to $5.5 million. The earnout obligation is equal to the first $5.5 million of non-refundable software license revenues collected by us from CVS Pharmacy, Inc. (“CVS”) in connection with a specific contract which provided CVS with software to be used in connection with, among other things, a rapid prescription refill project that CVS is implementing. In May, 2006 we entered into a settlement agreement with Consolidated IP Holdings, Inc. formerly known as Vertical Networks, Inc. (“CIPH”) which, among other provisions, reduced the maximum earnout to $4.3 million. See Note 14 to the Consolidated Financial Statements for additional information regarding this transaction. We have accrued $2.8 million of the earn-out provision to date which has been included in the purchase price table below. The balance of the potential earn-out, $1.8 million has been excluded. As of June 30, 2006, we released the entire balance of the escrow to Vertical Networks which is included in the purchase price table below. The remaining contingent payments will be recorded as a component of the purchase price if and when the related contingencies are resolved.

The following table represents the allocation of the purchase price for our acquisition of Vertical Networks over the fair value of the assets acquired and liabilities assumed at the date of acquisition (in millions):

Fair Values at June 30, 2007
Cash	$0.3
Accounts receivable net	3.8
Inventory, net	1.3
Other current assets	0.3
Property and equipment	0.4
Other Assets	0.1
Intangible assets	4.3
Goodwill	16.7
Accounts payable	(4.8)
Accrued expenses	(2.3)
Other current liabilities	(0.3)
Deferred revenue	(2.6)

Total Purchase Price	$17.2

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

	$4.3

The amounts assigned to identifiable intangible assets acquired was based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible and identifiable intangible assets was recorded as goodwill and amounted to approximately $16.7 million.

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

In exchange for the acquired assets, we (i) delivered $14.5 million in cash, (ii) executed an 8% secured promissory note in the aggregate principal amount of $2.5 million to Comdial which matured on the first anniversary of the closing date, (iii) repaid $1.7 million of debtor-in-possession financing incurred to fund operations of Comdial prior to the closing, (iv) repaid an amended and restated note dated May 25, 2005, issued by Comdial to Dialcom Acquisition, LLC, in the principal amount of $1.9 million and (v) paid $0.4 million and assumed $0.2 million of Comdial’s remaining obligations under a key employee retention plan with Comdial’s employees, as approved by an order of the Bankruptcy Court. In addition, we incurred approximately $0.8 million in transaction costs related to the acquisition.

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

The following table represents the allocation of the purchase price for our acquisition of Comdial over the fair value of the assets acquired and liabilities assumed at the date of acquisition (in millions):

Fair Values at June 30, 2007
Cash	$0.2
Accounts Receivable, net	3.2
Inventory, net	4.5
Other Current Assets	2.2
Property and Equipment	1.3
Intangible assets	4.3
Goodwill	9.2
Accounts Payable	(0.2)
Accrued Expenses	(1.0)
Other Current Liabilities	(1.7)

Net assets acquired	$22.0

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

The Company obtained the Merger Consideration (a) through the sale of 27,400 shares of its newly designated Series E convertible preferred stock, par value $1.00 per share, at a purchase price of $1,000 per share to certain investors pursuant to a Securities Purchase Agreement, as amended and restated (the “Series E Securities Purchase Agreement”), and (b) by entering into a Credit Agreement (the “Credit Agreement”) dated as of October 18, 2006, by and among the Company, Vertical Communications Acquisition Corp., a Delaware corporation (“VCAC”), Columbia Partners, L.L.C. Investment Management (“Investment Manager”), and NEIPF, L.P. (“Lender”), pursuant to which the Company issued (i) a senior secured promissory note payable to Lender in the principal amount of $10.0 million; and (ii) a senior secured promissory note payable to Lender in the principal amount of $15.0 million.

The following table represents the estimated allocation of the purchase price for our acquisition of Vodavi over the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in millions).

Estimated Fair Values at June 30, 2007
Cash	$6.9
Accounts Receivable, net	2.7
Inventory, net	6.6
Other Current Assets	2.3
Property and Equipment	1.1
Intangible Assets	12.0
Goodwill	14.4

Total assets acquired	46.0
Accounts Payable	(6.4)
Accrued Expenses	(3.5)
Deferred income tax liability	(4.5)

Total liabilities assumed	(14.4)

Total purchase price	$31.6

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

The following are the identifiable intangible assets acquired and the respective periods over which the assets will be amortized on a straight-line basis (in millions):

	AMOUNT	LIFE (In Years)
Trade names/Trademarks	$0.7	4
Customer relationships	10.5	9
Customer relationships—other	0.6	8
Existing technology	0.2	4

	$12.0

The amounts assigned to identifiable intangible assets acquired was based on their respective fair values determined as of the acquisition date using a discounted cash flow analysis and relief from royalty methodology. The excess of the purchase price over the tangible and identifiable intangible assets was recorded as goodwill and amounted to approximately $14.4 million. In accordance with current accounting standards, the goodwill is not being amortized and will be tested for impairment annually in the first quarter of our fiscal year, as required by SFAS No. 142 or more often if impairment indicators arise.

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

	Year Ended June 30, 2007				Year Ended June 30, 2006
	Vertical	Vodavi (a)	Pro Forma Adjustments	Pro Forma as Adjusted	Vertical	Comdial (a)	Vodavi	Pro Forma Adjustment	Pro Forma as Adjusted
Net product revenue	79,148	13,066	—	92,214	55,535	8,969	44,224	—	108,728
Net loss	(16,585)	(2,601)	(8,709)	(27,895)	(15,999)	(2,806)	1,295	(8,709)	(26,219)
Loss applicable to common shareholders	(16,873)	(2,601)	(8,709)	(28,183)	(16,323)	(2,806)	1,295	(8,709)	(26,543)
Loss applicable to common stock - Basic and Diluted	(0.35)			(0.59)	(0.34)				(0.56)

The pro forma adjustments include the amortization expense for the acquired identifiable intangible assets of approximately $0.4 million per quarter and the interest expense for the amounts borrowed to finance the acquisition of approximately $1.7 million per quarter. Income tax expense has been recorded on the goodwill valuation of $14.4 million over a 15 year life. All periods presented include this tax charge.

Pursuant to EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, the Company recorded a liability of $0.4 million related to the planned employee involuntary termination costs as a result of the acquisition. The Company’s management is in the process of completing the assessment of the number of employees, their job classifications and their locations that will be affected. The liability recorded includes the anticipated severance and benefits costs that the Company will pay to the involuntarily terminated employees. The Company expects to complete the planned actions prior to December 2007.

4. Inventories

Inventories at June 30, 2007 and 2006 consist of the following (in thousands):

	June 30,
	2007	2006
Raw Materials	$465	$392
Finished Goods	12,353	5,679

	$12,818	$6,071

5. Property and Equipment

Property and equipment at June 30, 2007 and 2006 consist of the following (in thousands):

	June 30,
	2007	2006
Furniture and Fixtures	$936	$760
Computers, software and other equipment	5,553	4,283
Leasehold improvements	359	417

	6,848	5,460
Accumulated depreciation and amortization	(4,603)	(3,259)

	$2,245	$2,201

Depreciation and amortization expense for the years ended June 30, 2007, 2006 and 2005 was approximately $1.5 million, $1.5 million and $0.7 million, respectively.

6. Intangible Assets

Intangible assets as of June 30, 2007 and 2006 consisted of the following (in thousands):

	June 30, 2007	June 30, 2006	Life in Years
Acquired technology-Vertical Networks	$800	$800	5
Acquired customers relationships-Vertical Networks	3,500	3,500	5
Trade names/trademarks-Comdial	200	200	1
Acquired customer relationships-Comdial	3,300	3,300	10
Acquired technology-Comdial	800	800	5
Trade names-Vodavi	690	—	4
Customer relationships-Vodavi	10,440	—	9
Customer relationships, other-Vodavi	600	—	8
Existing technology-Vodavi	220	—	4

	20,550	8,600
Accumulated amortization	(4,285)	(2,033)

	$16,265	$6,567

Amortization expense for the years ended June 30, 2007, 2006 and 2005 was approximately $2.3 million, $1.4 million and $0.7 million respectively, of which $352,000, $287,000 and $120,000, respectively, was included in cost of sales. The estimated aggregate amortization expense for the fiscal years ending June 30, 2008, 2009, 2010, 2011 and 2012 is $2.8 million, $2.8 million, $2.2 million, $1.7 million and $1.6 million, respectively.

7. Accrued Liabilities

Accrued liabilities at June 30, 2007 and 2006 consist of the following (in thousands):

	June 30,
	2007	2006
Compensation and benefits	$2,446	$2,605
Payroll, sales and property taxes	235	168
Marketing and sales incentives	868	543
Professional fees	426	495
Other taxes payable	110	74
Earn-out obligation	257	831
Registration settlement fees	2,550	1,623
Other	3,157	2,413

	$10,049	$8,752

8. Debt

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

On October 18, 2006, the Company issued a Senior Secured Promissory Note to NEIPF, L.P. (see “Debt Related to Vodavi Acquisition” below for additional detail). The Company used proceeds from this loan to extinguish all of the then outstanding loans with SVB and the Comdial Estate.

Debt Related to Vodavi Acquisition

On October 18, 2006, the Company entered into a Credit Agreement, a Security Agreement, a Pledge Agreement and an Intellectual Property Security Agreement by and among the Company, Investment Manager, and the Lender. Pursuant to the Credit Agreement, the Company agreed to (a) issue a senior secured promissory note payable to Lender (the “Initial Bridge Note”) in the amount of $10.0 million, (b) provided certain conditions were met, issue a senior secured promissory note payable to Lender (the “Subsequent Bridge Note”) in the principal amount of $5.0 million; (c) issue a senior secured promissory note payable to Lender (the “Term Note” and, together with the Initial Bridge Note, the “Loans”) in the principal amount of $15.0 million; and (d) upon the issuance of the Initial Bridge Note, issue to Lender (i) a warrant to purchase 4,500,000 shares of the Company’s common stock at an exercise price equal to $0.01 per share (the “Lender Warrant”) and (ii) an additional warrant for the purchase of 500,000 shares of the Company’s common stock at an exercise price equal to $0.01 per share. The Subsequent Bridge Note was not issued and the additional warrant for the purchase of 500,000 shares of the Company’s common stock became null and void when the Company reached a specified commitment level in the sale of its Series E convertible preferred stock (see Note 9).

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

The Company allocated the proceeds between the debt and the warrant based upon their relative fair values as of the issuance date, resulting in $2.1 million being allocated to the warrants. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: no dividend yield; weighted average risk free rate of 4.42%; volatility of 115% and a contractual life of 7 years. The proceeds attributable to the warrant were recorded as a discount on the debt which will be accreted, with the deferred issuance costs and cash interest, over the term of the Initial Bridge Note using the effective interest method. On May 25, 2007, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (see below). At this time, the Company satisfied all amounts owed under the Initial Bridge Note and this note was extinguished.

The Term Note was issued on December 1, 2006 in the amount of $15.0 million. A portion of the interest equal to .05% of the outstanding principal amount is payable quarterly in arrears. The Company is also obligated to pay the Lender a premium equal to the amount required to provide the Lender with a rate of return of 13.5% per annum upon any payment or prepayment of any amount of the Term Note. This premium is subject to increase to 15.5% for any period in which an Event of Default occurs and continues. The principal amount of the Term Note and any unpaid interest, including the payment premium, is payable in full on October 17, 2009. Cash interest, the premium and deferred issuance costs of $0.3 million will be accreted over the life of term note using the effective interest method.

As of June 30, 2007, the Company was in compliance with the applicable financial covenants of the Credit Agreement.

On October 15, 2007, the Company entered into an amendment to the Credit Agreement effective as of September 30, 2007, which modified certain of the financial covenants. The minimum cash or borrowing availability requirement was reduced to a range of $3.6 million to $4.4 million for defined periods in fiscal 2008. In addition, the minimum EBITDA requirement for the quarter ended September 30, 2007 was eliminated and for the subsequent quarters in fiscal 2008 was reset to ($0.9) million, ($0.6) million and $1.1 million, respectively. Beginning with the trailing three month period ended September 30, 2008, and for each quarter thereafter, the Company must maintain a minimum EBITDA of $1.00. In addition, the minimum revenue covenant for the quarter ended September 30, 2007 was eliminated and for the subsequent quarters in fiscal 2008 was reset to $20.5 million, $20.4 million and $22.7 million, respectively. We may be required to raise an additional $5.0 million of equity capital if we are unable to remain in compliance with the amended covenants.

Silicon Valley Bank

On May 25, 2007, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”) providing for a line of credit of up to $10,000,000 (the “Line of Credit”). The Loan Agreement terms provide the Company with a revolving line of credit in an amount not to exceed $10,000,000. The Line of Credit matures and the principal balance thereof is payable in full, on May 24, 2009. Borrowing availability under the Line of Credit is based on the existence of stipulated percentages of the Company’s eligible accounts receivable and inventory and is also subject to an additional $2,000,000 collateral reserve requirement established by SVB. Amounts borrowed under the Line of Credit bear interest at a per annum rate equal to the Prime Rate in effect from time to time, plus 2% per year (10.25% at June 30, 2007). The “Prime Rate” is the rate announced from time to time by SVB as its “prime rate.” The Company may also be obligated to pay a minimum monthly interest amount if the interest payable on the outstanding borrowed amounts is less than interest that would have been payable calculated based upon fifteen percent (15%) of the maximum credit limit having been advanced and outstanding with respect to each month.

The Company’s obligations under the Loan Agreement are secured by all of the Company’s inventory, equipment, payment intangibles, letter-of-credit rights, supporting obligations, accounts, and general intangibles, including, without limitation, all of the Company’s intellectual property, deposit accounts, and all money, and all property now or at anytime in the future in SVB’s possession, and all proceeds, all products and all books and records related to such collateral. Events of default under the Loan Agreement include, among others, failure by the company to timely pay any principal or interest on any outstanding loan under the Line of Credit within five days of when due; failure to maintain the total loans and other outstanding obligations at or below the credit limit; failure to comply with any of the financial covenants; allowing any levy, assessment, attachment, lien or encumbrance to be made on all or any part of the collateral and dissolution, insolvency or business failure of the Company.

The Loan Agreement contains certain financial covenants under which the Company must (a) maintain cash, cash equivalents or available borrowing capacity of at least $5.0 million for each fiscal quarter beginning with the quarter ending March 31, 2007; (b) beginning with the trailing twelve month period ended September 30, 2007 and for each quarter thereafter, maintain a minimum EBITDA of $1.00; (c) beginning with the trailing twelve month period ended September 30, 2007, maintain minimum total consolidated revenues of $80.0 million and (d) for the six month period ended March 31, 2007, maintain minimum total consolidated revenues of $30.0 million and minimum EBITDA of ($2.0) million.

In connection with the Line of Credit, NEIPF, Columbia and SVB entered into a Subordination and Intercreditor Agreement (the “Intercreditor Agreement”), which was acknowledged by the Company. Under the Intercreditor Agreement, the parties agreed that SVB has a senior priority security interest on all of the Company’s accounts receivable and inventory, and any proceeds from the accounts receivable and inventory. The parties further agreed that SVB has a junior priority security interest on all other personal property collateral of the Company. The parties agreed that Columbia and NEIPF maintains its senior priority security interest on all other personal property collateral of the Company and a junior priority security interest on accounts receivable, inventory and the proceeds from accounts receivable and inventory.

On October 15, 2007, the Company entered into an amendment to the Loan Agreement effective as of September 30, 2007, which modified certain of the financial covenants. The minimum cash or borrowing availability requirement was reduced to a range of $3.6 million to $4.4 million for defined periods in fiscal 2008. In addition, the minimum EBITDA requirement for the quarter ended September 30, 2007 was eliminated and for the subsequent quarters in fiscal 2008 was reset to ($0.9) million, ($0.6) million and $1.1 million, respectively. Beginning with the trailing three month period ended September 30, 2008, and for each quarter thereafter, the Company must maintain a minimum EBITDA of $1.00. In addition, the minimum revenue covenant for the quarter ended September 30, 2007 was eliminated and for the subsequent quarters in fiscal 2008 was reset to $20.5 million, $20.4 million and $22.7 million, respectively. We may be required to raise an additional $5.0 million of equity capital if we are unable to remain in compliance with the amended covenants.

As of June 30, 2007, the Company was in compliance with the applicable financial covenants of the Loan Agreement.

The aggregate contractual maturities of debt for the years ended June 30 are (in thousands):

2008	$13
2009	$6,668
2010	$16,014

$22,695

9. Convertible Redeemable Preferred Stock

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

The Company is currently liable for liquidated damages to each Series D Investor because the registration statement was not filed on or before March 27, 2006 (such an event, a “Filing Default”). As a result of the Filing Default, the Company must pay as liquidated damages to the Series D Investors, for each 30-day period of a default, an amount in cash equal to 1% of the aggregate purchase price paid by the Series D Investor pursuant to the 2006 Securities Purchase Agreement; provided that in no event will the aggregate amount of cash to be paid as liquidated damages exceed 9% of the aggregate purchase price paid by such Series D Investor. Through June 30, 2007, the Company has accrued a total of $450,000 in liquidated damages and paid $135,000 in damages as a result of the Filing Default.

Material Terms

The material terms of the Company’s Series D Preferred Stock are summarized below.

Voting. The holders of Series D Preferred Stock are entitled to vote on any matter presented at any meeting of the stockholders of the Company. Each holder of Series D Preferred Stock is entitled to cast a number votes equal to the number of whole shares of common stock into which the shares of Series D Preferred Stock are convertible as of the record date for determining stockholders entitled to vote on such matter. Currently, the issued and outstanding shares of Series D Preferred Stock would convert into an aggregate of 4,166,667 shares of common stock, which represents approximately 8.9% of the total voting power of the Company after the Capitalization Amendment.

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

Series D Warrants

In addition to the shares of Series D Preferred Stock, the Company issued warrants to purchase an aggregate of up to 1,041,667 shares of common stock at a per share exercise price of $0.01. The Series D Warrants have a term of exercise expiring on February 9, 2016. The number of shares issuable upon exercise and the per share exercise price of the Series D Warrants is subject to adjustment in the case of any stock dividend, stock split, combination, capital reorganization, reclassification or merger or consolidation. Subject to limited exceptions, the number of shares of common stock for which the warrant is exercisable is also subject to adjustment in the case of an issuance of shares of common stock or securities exercisable for or convertible into common stock, at a per share price less than the per share conversion price of the Series D Preferred Stock then in effect. In the event of such an issuance, the number of shares of common stock for which the warrant is exercisable is increased in accordance with the formula set forth in the warrant. The conversion price, as defined in the warrant, is also reduced to equal the purchase price of the new issuance of common stock (or securities convertible into common stock). The Series D Warrants are exercisable at any time prior to their expiration date by delivering the warrant certificates to the Company, together with a completed election to purchase and the full payment of the exercise price or by means of a “net exercise” clause under which the Company does not receive any cash, but rather, the number of shares issued upon exercise is net of the number of shares withheld by the Company in lieu of payment of the exercise price. This net exercise right is generally limited to times when the Company is not in compliance with its obligations relating to the registration of the shares of common stock underlying the Series D Warrants for resale under the Company’s registration rights agreement with respect to those shares.

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

As a result of the issuance of the Lender Warrant (see Note 8) and the Series E Preferred Stock (see below), the anti-dilution adjustments in the Series D Preferred Stock and the Series D Warrants were triggered. Accordingly, on December 1, 2006, the Company issued 539,787 additional Series D Warrants to the Series D Investors which increased the portion of the proceeds allocable to the warrants to $1.3 million. In addition, the conversion price was adjusted to $0.79 which resulted in an increase in the value of the beneficial conversion feature to $2.8 million which was recorded as an additional discount on the stock. The additional discounts recognized as a result of these adjustments will be accreted over the period through the earliest redemption date.

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

Series E Warrants

In addition to the shares of Series E Preferred Stock, the Company issued warrants to purchase an aggregate of up to 25,849,059 shares of common stock at a per share exercise price of $0.58. The Series E Warrants have a term of exercise expiring on December 1, 2016. The number of shares issuable upon exercise and the per share exercise price of the Series E Warrants is subject to adjustment in the case of any stock dividend, stock split, combination, capital reorganization, reclassification or merger or consolidation. Subject to limited exceptions, the number of shares of common stock for which the warrant is exercisable is also subject to adjustment in the case of an issuance of shares of common stock or securities exercisable for or convertible into common stock, at a per share price less than the per share conversion price of the Series E Preferred Stock then in effect. In the event of such an issuance, the number of shares of common stock for which the warrant is exercisable is increased in accordance with the formula set forth in the warrant. The conversion price, as defined in the warrant, is also reduced to equal the purchase price of the new issuance of common stock (or securities convertible into common stock). The Series E Warrants are exercisable at any time prior to their expiration date by delivering the warrant certificates to the Company, together with a completed election to purchase and the full payment of the exercise price or by means of a “net exercise” clause under which the Company does not receive any cash, but rather, the number of shares issued upon exercise is net of the number of shares withheld by the Company in lieu of payment of the exercise price. This net exercise right is generally limited to times when the Company is not in compliance with its obligations relating to the registration of the shares of common stock underlying the Series E Warrants for resale under the Company’s registration rights agreement with respect to those shares.

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

10. Shareholders Equity

Preferred Stock

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

The 2001 Warrants expired on September 30, 2006. The expiration date, the per share exercise price and the number of shares issuable upon exercise of the 2001 Warrants were initially subject to adjustment in certain events. Following the 2004 Equity Financing, the per share exercise price of the 2001 Warrants is $1.1386, and the per share exercise price and the number of shares issuable upon exercise of the 2001 Warrants were no longer subject to adjustment. The 2001 Warrants had a call provision that provides that if the closing per share bid price of the common stock exceeds $45.00 for 30 consecutive trading days and certain other conditions are met, we have the right to require the 2001 Warrant holders to exercise their warrants for common stock.

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

2004 Equity Financings

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

In connection with, or prior to the 2004 Equity Financing, the holders of all shares of our Series B and Series C Preferred Stock converted those shares into common stock. Following the issuance and sale of common stock in the 2004 Equity Financing and the conversions of our preferred stock to common stock, as at March 31, 2006, M/C Venture Partners V, LP and its affiliates (collectively “M/C Venture Partners”) is the largest beneficial holder of our common stock, currently with a 52.2% beneficial ownership interest.

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

In lieu of a payment of the accrued liquidated damages under the 2004 Equity Financing, we issued warrants for the purchase of our common stock on September 28, 2005 to the 2004 Investors (the “New Warrants”). Each New Warrant has a term of exercise expiring on September 28, 2010. The number of shares issuable upon exercise is subject to adjustment in the case of any stock dividend, stock split, combination, capital reorganization, reclassification or merger or consolidation. The New Warrants are exercisable at any time prior to the expiration date by delivering the warrant certificate to us, together with a completed election to exercise and payment of the exercise price, which is equal to $0.01 per share of common stock. The New Warrants contain a “net exercise” feature under which we do not receive any cash, but rather, the number of shares issued upon exercise is net of the number of shares withheld by us pursuant to a formula, with the result that if all holders of New Warrants elect to use the net exercise feature, we would issue an aggregate of 1,207,973 shares of common stock. The New Warrants were redeemable for $1,375,000 in cash if certain events did not occur. In accordance with EITF Issue 00-19 Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock, the New Warrants were initially recorded as an accrued liability at their fair value of $1,375,000. Upon the filing of our Amended and Restated Certificate of Incorporation (the “Amended and Restated Charter”) on April 4, 2006, the redemption provision expired and the New Warrants were deemed automatically exercised. In accordance with EITF Issue 00-19, the carrying value of the New Warrants was reclassified to stockholders equity and the shares issued upon exercise of the warrants were likewise recorded as permanent equity.

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

The Company is currently liable for liquidated damages to the 2005 Investors and the 2004 Investors because the registration statement was not declared effective on or before March 12, 2006 (such an event, an “Effectiveness Default”). As a result of the Effectiveness Default, the Company must pay as liquidated damages to the 2005 Investors and the 2004 Investors, for each 30-day period of a default, an amount in cash equal to 1% of the aggregate purchase price paid by the Investors; provided that in no event will the aggregate amount of cash to be paid as liquidated damages exceed 9% of the aggregate purchase price paid by each Investor. As of June 30, 2007, the Company has accrued $2.2 million in liquidated damages as a result of the Effectiveness Default.

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

The 2004 Plan initially provided that the maximum number of options that could be granted would be 2,000,000 shares, plus the lesser of 150,000 shares of Common Stock or 1.5% of the number of shares of common stock issued and outstanding as of July 1 of each year commencing on July 1, 2004 (the “Evergreen” clause). On September 28, 2004, the 2004 Plan was amended to provide that the maximum number of options that can be granted would be increased to 8,236,255 shares and the Evergreen clause was removed from the plan so that the maximum number of shares that could be granted would no longer increase automatically each year. On April 3, 2006, the 2004 Plan was amended to provide that the maximum number of options that can be granted would be increased to 10,768,865. On February 19, 2007, the 2004 Plan was amended to provide that the maximum number of options that can be granted would be increased to 27,018,865 shares and to increase the maximum number of shares of common stock with respect to which awards may be granted to any participant under the plan to 3,500,000 shares per year. The maximum number of shares available for grant each year shall include all previously ungranted options plus all expired and cancelled options. With the exception of options granted on September 28, 2004, stock options are generally granted at a price not less than 100% of the fair market value of the common shares at the date of grant. Generally, options become exercisable over a four-year period commencing on the date of grant and vest 25% at the first anniversary of the date of grant with the remaining 75% vesting in equal monthly increments over the remaining three years of the vesting period. No 2004 Plan options may be exercised more than ten years from the date of grant. At June 30, 2007, there were 7,602,882 remaining shares available for grant under the 2004 Plan and none were available for grant under the 1994 Plan.

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

Stock option activity during the last three fiscal years is as follows:

	2007		2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of Year	8,216,803	$1.90	7,998,090	$2.13	2,300,302	$6.29
Granted	12,759,528	0.84	2,122,750	0.92	6,704,250	1.16
Exercised	—	—	(83,178)	0.97	(278,857)	2.26
Cancelled	(507,829)	8.13	—	—	—	—
Forfeited	(1,052,519)	1.64	(1,820,859)	1.78	(727,605)	2.75

Outstanding at end of year	19,415,983	0.99	8,216,803	1.90	7,998,090	2.13

Exercisable at end of year	4,066,438	$1.45	2,975,487	$3.14	1,699,650	$4.87

The intrinsic value of options exercised during fiscal 2007 and 2006 was $0 and $32,000, respectively. No actual cash benefit was realized from stock option exercises during these periods. The following table summarizes information about the stock options outstanding at June 30, 2007:

Range of Exercise Prices	Number Outstanding at June 30, 2007	Weighted Average Exercise Price	Weighted Average Contractural Life (Years)	Number Exercisable at June 30, 2007	Weighted Average Exercise Price
$ 0.48 -$ 0.89	14,224,766	$ 0.83	9.50	516,949	$ 0.89
$ 0.97 -$ 1.81	4,544,552	$ 1.11	7.35	3,002,824	$ 1.08
$ 2.16 -$ 3.00	617,500	$ 2.57	6.72	517,500	$ 2.57
$ 3.20 -$ 9.90	10,831	$ 4.26	6.01	10,831	$ 4.26
$ 11.70 -$ 12.75	7,501	$ 11.92	2.99	7,501	$ 11.92
$ 15.56 -$ 24.75	833	$ 17.25	0.35	833	$ 17.25
$ 26.25 -$ 50.63	4,167	$ 45.00	3.34	4,167	$ 45.00
$ 52.88 -$ 129.00	5,833	$ 88.23	1.48	5,833	$ 88.23

	19,415,983	$ 0.99	8.90	4,066,438	$ 1.45

In February 2007, the Company granted 4,593,750 shares of restricted stock to certain key executives. This restricted stock program is a performance-based plan that awards shares of common stock of the Company at the end of a four year, one month measurement period. Awards associated with this program cliff vest at the end of the measurement period subject to attainment of the defined performance measures associated with the performance of the Company’s common stock and operations.

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

Total stock-based compensation for both options and restricted stock awards increased loss from operations and net loss for the years ended June 30, 2007 and 2006 by $5.1 million ($0.11 per basic and diluted share) and $4.0 million ($0.09 per basic and diluted share), respectively. As of June 30, 2007, $13.7 million of unvested stock-based compensation has not yet been recognized by the Company. The unvested stock-based compensation balance is expected to be expensed over a weighted average period of 4.2 years.

On October 20, 1994, the shareholders approved the establishment of an Employee Stock Purchase Plan. The total number of shares authorized under the plan was 150,000 shares of common stock. The 1994 Plan was replaced by the 2004 Plan, which became effective on January 1, 2004 and made 250,000 shares available for purchase by eligible employees. During the fiscal years ended 2005, and 2004, 136,397 and 33,807, shares of common stock were purchased, respectively, at prices ranging from $1.35 to $18.67 per share. No shares were issued under the 2004 Plan during the fiscal year ended June 30, 2007 since all shares available under the 2004 Plan were issued. The plan was terminated in December 2005.

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

The Company’s contribution to the profit-sharing plan was approximately $364,000, $375,000, and $154,000 for the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

12. Income Taxes

No income tax expense (benefit) was recorded in fiscal years 2007, 2006 and 2005 as the Company incurred net losses for all periods. However, for the years ended June 30, 2007, 2006 and 2005, the Company recorded deferred tax provisions of $0.7 million, $0.6 million and $0.3 million, respectively, and a corresponding liability arising from the timing differences associated with amortizing goodwill for income tax purposes over a 15 year life. In addition, during the year ended June 30, 2007, the Company recorded a deferred tax benefit of $0.3 million and corresponding reduction in the liability arising from timing differences associated with not amortizing intangibles for income tax purposes. Income tax expense (benefit) differs from the amount computed by applying the combined statutory income tax rate to the loss before income taxes as follows (in thousands):

	2007	2006	2005
Computed “expected” tax benefit	(6,268)	(6,400)	(5,248)
Losses not benefited	6,617	7,026	5,505

Total income tax expense, continuing operations	349	626	257

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2007 and 2006 are presented below (in thousands):

	June 30,
	2007	2006
Deferred tax assets:
Deferred revenue	3,444	3,570
Purchased technology	67	91
Allowances for doubtful accounts and returns	142	129
Allowances for inventory obsolescence	(78)	139
Accrued compensation and benefits	1,077	1,121
Other accrued liabilities	18	18
Depreciation and amortization	1,310	938
Prepaid expenses	577	321
Federal and state net operating loss and credit carryforwards	34,213	29,318

Total gross deferred tax assets	40,770	35,645
Less valuation allowance	(40,770)	(35,645)

Deferred tax assets	—	—
Deferred tax liabilities
Goodwill and intangibles	(5,761)	(883)

Net deferred tax liabilities	(5,761)	(883)

Total valuation allowance increased by $5.1 million and $5.9 million for the fiscal years ended June 30, 2007 and 2006, respectively. The Company has evaluated the ability to realize its deferred tax assets and based on an evaluation of all of the evidence, both objective and subjective, including the existence of operating losses in recent years, it has concluded that it is more likely than not that the deferred tax assets will not be realized.

In connection with the acquisition of Vodavi (see Note 3), $4.5 million of deferred income tax liability was recorded, primarily representing the temporary difference associated with certain intangible assets not amortized for income tax purposes.

The Company believes that as a result of the equity financing activity that has taken place, a change in control occurred for purposes of the Internal Revenue Code section 382, which places limitations on utilization of loss carryforwards. If a section 382 change in control had not occurred, the Company would have had $81.4 million in loss carryforwards for federal income tax purposes at June 30, 2007 and $47.5 million in loss carryforwards for state purposes at June 30, 2007. The Company expects that a substantial portion of these loss carryforwards will expire unutilized as a result of the application of section 382.

13. Commitments

Operating Leases

The Company leases office space and equipment under non-cancelable operating lease agreements expiring through fiscal 2012. These leases contain renewal options and the Company is responsible for certain executory costs, including insurance, maintenance, taxes and utilities. Total rent expense for these operating leases was approximately $2,127,000, $1,975,000, and $1,730,000 for the fiscal years ended 2007, 2006 and 2005, respectively.

The approximate minimum rental commitments under noncancelable operating leases that have remaining noncancelable lease terms in excess of one year at June 30, 2007 are as follows (in thousands):

Years Ending June 30	Future Minimum Lease Payments
2008	$2,054
2009	1,749
2010	1,738
2011	865
2012	393

Total	$6,799

Royalty Agreements

Vertical licenses software from several software developers for inclusion with its products and use by its customers. These licenses are subject to royalty agreements. As of June 30, 2007 no minimum royalty obligations existed based on royalty agreements expiring within one year.

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

On May 24, 2006, we entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with CIPH wherein we agreed to release the remainder of the amounts previously held in escrow. Pursuant to SFAS No. 141, Business Combinations and the specific provisions of the escrow agreement, we recorded $0.6 million as an adjustment to goodwill.

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

We warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer for 90 days. We warrant that our maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. Additionally, we warrant that our hardware products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the products to the customer for periods of six months to five years. We provide for the estimated cost of hardware product warranties based on specific warranty claims and claim history. If necessary, we would provide for the estimated cost of the software and services warranties based on specific warranty claims and claim history, however, we have not incurred any significant expenses under our software or service warranties.

15. Subsequent Events

On October 15, 2007, the Company entered into an amendment of the Credit Agreement with the Investment Manager and the Lender under which certain of the provisions of the financial covenants were modified to adjust the minimum cash balances, EBITDA and revenue requirements. On October 15, 2007, the Company also entered into a Loan Modification Agreement with SVB under which certain of the provisions of the financial covenants were modified to adjust the minimum cash balances, EBITDA and revenue requirements. See Note 8 for additional information regarding these amendments.