Form 10-K/A
period 2007-06-30
Vertical Communications, Inc.
filed 2007-10-29
CIK 877931

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

As of October 15, 2007, 52,359,134 shares of the registrant’s common stock, par value $0.01, were issued and outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K/A is to include certain information that was omitted from Part III of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 15, 2007 (the “Original Filing”) because it was incorporated by reference from the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders. Because the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders will not be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended June 30, 2007, the information required by Part III of the Annual Report on Form 10-K cannot be incorporated by reference and therefore must be included in the Annual Report.

This Form 10-K/A does not attempt to modify or update any other disclosures set forth in the Original Filing, except as required to reflect the additional information included in Part III of this Form 10-K/A. Additionally, this amended Form 10-K/A, except for the additional information included in Part III, speaks as of the filing date of the Original Filing and does not update or discuss any other Company developments after the date of the Original Filing. All information contained in this amended Form 10-K/A and the Original Filing is subject to updating and supplementing as provided in the periodic reports that the Company has filed and will file after the Original Filing date with the Securities and Exchange Commission.

VERTICAL COMMUNICATIONS, INC.

FISCAL 2007 FORM 10-K/A

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information regarding our directors and executive officers:

Name	Age	Position
William Y. Tauscher	57	Chief Executive Officer, President and Chairman of the Board
Richard N. Anderson	51	Executive Vice President and General Manager
Kenneth M. Clinebell	46	Chief Financial Officer, Secretary and Treasurer
Peter H. Bailey	35	Senior Vice President
Scott K. Pickett	45	Chief Technology Officer
Michael P. Downey (1)(2)(3)	60	Director
John W. Watkins (1)	46	Director
Francis E. Girard (1)(2)(3)	67	Director
Matthew J. Rubins	39	Director
R. Randy Stolworthy (2)	43	Director
John Dae An	46	Director
Robert J. Majteles (4)	51	Director

(1)	Member of the Compensation Committee

(2)	Member of the Audit Committee

(3)	Member of the Nominating Committee

(4)	Resigned as a director in February 2007.

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

Kenneth M. Clinebell joined the Company in September 2005 as Senior Vice President of Finance and Operations. Mr. Clinebell was appointed Interim Chief Financial Officer, Interim Treasurer and Interim Secretary on January 10, 2006 and was appointed Chief Financial Officer, Treasurer and Secretary on June 20, 2006. Mr. Clinebell was formerly Senior Vice President, Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary of Comdial Corporation (“Comdial”) prior to Comdial’s acquisition by the Company in September 2005. Mr. Clinebell joined Comdial in November 2002. Prior to joining Comdial, Mr. Clinebell held various positions at Vicorp, Inc., currently a multi-national software development company. Mr. Clinebell joined Vicorp, Inc. in 1994 as a member of the senior executive team.

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

Michael P. Downey has served on our Board since February 1997. From March 2000 until June 2000, Mr. Downey served as our interim President and Chief Executive Officer. Mr. Downey currently is a private investor and executive consultant. From 1995 until 1997, Mr. Downey served as Executive Vice President and Chief Financial Officer of Nellcor Puritan Bennett, also referred to as NPB, a medical manufacturing company. Mr. Downey served as Vice President and Chief Financial Officer of NPB from 1989 until 1995 and in other capacities for NPB from 1986 until 1989. Prior to his employment by NPB, Mr. Downey was Vice President of Finance for Shugart Corporation, a manufacturer and distributor of computer disk drives, and he had several years experience in accounting management positions with General Motors Corporation. Mr. Downey is also a member of the board of directors of Emulex Corporation, a NYSE listed company that designs and manufactures software- and hardware-based network access products and First Consulting Group, Inc., a consulting integration and management company for the healthcare and pharmaceutical industries that is listed on The Nasdaq National Stock Market. Mr. Downey served on the board of directors of Adeza Biomedical, a company that designs, manufactures and markets health products, which was listed on The Nasdaq Stock Market until it was acquired by Cytec Corporation in May of 2007.

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

Jong Dae An served as a director of Vodavi from August 2004 until its acquisition by Vertical in December 2006, at which time he was appointed to our board of directors. Mr. An has served as a group leader of the export business within the Network Division of LG Electronics Inc. where his career began in 1986. During most of this tenure with LGN, Mr. An managed the export of telecommunications equipment, establishing considerable market share in North America and Europe through relationships with leading distributors and world-class telecom service providers. Mr. An received a Master of Business Administration degree from the Helsinki School of Economy.

Robert J. Majteles served on our Board from August 2002 until his resignation in February 2007.

Board of Directors

Classified Board. Our board of directors is divided into three classes with one class of directors elected annually for a term of three years. Each class serves staggered three-year terms as follows:

•	The Class I directors are Michael P. Downey, Francis E. Girard and Jong Dae An. The Class I directors serve until the annual meeting of the shareholders for the fiscal year ending June 30, 2008;

•	The Class II directors are William Y. Tauscher and R. Randy Stolworthy. The Class II directors serve until the annual meeting of the shareholders for the fiscal year ending June 30, 2007; and

•	The Class III directors are John W. Watkins and Matthew J. Rubins. The Class III directors serve until the annual meeting of the shareholders for the fiscal year ending June 30, 2009.

Board Structure. Our Board must consist of (1) the Chief Executive Officer of the Company, serving as a Class II director (currently William Y. Tauscher); (2) one member serving as a Class II director designated by the written consent of (a) Special Situations Fund III, L.P. and its affiliates (collectively, “SSF”), so long as SSF continues to beneficially own at least 50% of the shares of Common Stock acquired by SSF upon the conversion of the shares of Series B Preferred Stock held by it, pursuant to the terms of the 2004 Consent or (b) in the event that SSF is not entitled to appoint a director, the majority-in-interest of the shares of Common Stock held by the Series B and Series C Investors that were acquired by them upon the conversion, pursuant to the terms of the 2004 Consent, of the shares of Series B Preferred Stock and Series C Preferred Stock held by them, acting as a single class; (3) two members who will serve as Class III directors designated in writing by M/C Venture Partners (currently John W. Watkins and Matthew J. Rubins); and (4) two Industry Directors who will serve as Class I directors designated by the mutual agreement of M/C Venture Partners and the Board (currently Michael P. Downey and Francis E. Girard). Currently, due to the resignation of Mr. Majteles in February 2007, SSF does not have a sitting delegate on the Board.

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

Compensation Committee. The compensation committee consists of Michael P. Downey, Francis E. Girard, and John W. Watkins. Mr. Girard serves as the chair of this committee. Messrs. Downey and Girard have been determined by our board to be independent under the criteria set forth under applicable securities laws and NASDAQ standards. The compensation committee recommends the compensation of our Chief Executive Officer to our board of directors. The compensation committee also reviews and approves the design, administration and effectiveness of compensation programs for other key executive officers, including salary, bonus, other perquisites and option grants under our stock incentive plans.

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

Section 16 Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on a review of the copies of such reports and written representations that no other reports were required, we believe that all filing requirements applicable to our officers, directors and greater than 10% stockholders were satisfied during the fiscal year ended June 30, 2007.

Code of Business Conduct and Ethics

On November 2, 2004, we approved a Code of Business Conduct and Ethics, within the meaning of Item 406(b) of Regulation S-K, which applies to our directors, officers and employees. A complete copy of the Code of Business Conduct and Ethics can be obtained upon request, without charge, by submitting a request in writing to Vertical Communications, Inc., Ten Canal Park, Suite 602, Cambridge, MA 02141.

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

COMPENSATION DISCUSSION AND ANALYSIS

Overview

The executive officers include the Chief Executive Officer (“CEO”), the Executive Vice President and General Manager, the Chief Financial Officer, the Chief Technology Officer and the Senior Vice President of Business Development and Product Management. The Board of Directors has delegated to the Compensation Committee the authority for administering the compensation program for executive officers. In addition to Mr. Downey and Mr. Girard, Mr. Watkins serves as a member of the Compensation Committee. In this Compensation Discussion and Analysis, unless the context otherwise requires, the terms “we,” “our” and “the Committee” refer to the Compensation Committee.

The Committee reviews and approves all executive officers’ compensation, including:

•	Base salary;

•	Annual incentive compensation;

•	Long-term incentive compensation;

•	Employment agreements;

•	Severance arrangements

•	Change-in-control agreements; and

•	Any special or supplemental benefits.

The Committee reviews and approves corporate goals and objectives used in determining the compensation of the CEO, evaluates the CEO’s performance in light of those goals and objectives and makes recommendations to the Board regarding the CEO’s compensation based on this evaluation. In determining the long-term incentive component of the CEO’s compensation, the Committee considers the value of similar incentive awards to CEOs at comparable companies and the awards given to the CEO in past years. The Committee also reviews and approves changes, amendments or modifications to base salary, incentive compensation, equity awards or other long-term compensation of executive officers. The Committee also approves the annual and long-term incentive programs.

The Committee has authority to engage a compensation consultant to both assist it in carrying out its responsibilities in this respect and to conduct periodic reviews of the total compensation program for executive officers. During 2007, the Committee used the services of Grant Thornton, LLP, independent compensation and benefit consultants, for competitive data and advice regarding executive compensation.

Executive Compensation Philosophy and Objectives

Compensation Philosophy. The objectives of our executive compensation policies are:

•	to attract, retain and reward executive officers who contribute to our Company’s success;

•	to align the financial interests of executive officers with the performance of our Company;

•	to strengthen the relationship between executive pay and stockholder value;

•	to motivate executive officers to achieve our Company’s business objectives; and

•	to reward individual performance.

In general, the Committee considers, among other things, the following:

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

Base Salary

Base salaries are established for each executive officer at levels that are intended to be competitive with comparable positions at other software and telecommunications industry companies of similar size or products. Our Company seeks to pay salaries to executive officers that are commensurate with their qualifications, duties and responsibilities and that are competitive in the marketplace in order to retain the highly qualified personnel that we currently have and to be able to attract highly qualified personnel in the future. In conducting annual salary reviews, the Committee considers each individual executive officer’s achievements during the prior fiscal year in meeting financial and business objectives, as well as the executive officer’s performance of individual responsibilities and our Company’s financial position and overall performance.

During 2007, the Committee approved proposed salary increases for certain executive officers. Such increases were awarded in recognition of the high value of the contributions made by these executives during the past year and the overall performance of the Company during that time. These increases also ensure that the base salaries we provide remain competitive in the market for executives of similar expertise and experience. The Committee approved increases in the annual base salary of the following executive officers: Mr. Bailey from $225,000 to $250,000.

Performance Bonus

Executives are generally eligible to receive a performance bonus payable in cash. Performance bonuses are used to provide executive officers with financial incentives to meet performance targets of our Company and individual performance objectives. At the beginning of each fiscal year, the Committee establishes a targeted bonus for each executive and establishes the individual performance objectives for the executive to achieve the bonus. These bonuses are targeted between 0 % and 50% of the executive officer’s base salary, for the applicable period. Before a bonus becomes payable, the predetermined objectives must have been achieved. Individual bonuses might increase if our Company exceeds its established objectives. The individual performance objectives for executives other than the Chief Executive Officer are proposed by management and reviewed and approved by the Committee. Individual performance objectives for the Chief Executive Officer are determined by the Committee and reviewed and approved by the Board of Directors (other than the Chief Executive Officer).

During 2007, the Committee approved incentive performance bonuses for certain executive officers. Such bonuses are intended as an incentive for the executive officers to meet performance targets of our Company and in recognition of the value of the contributions made by these executives during the past year and the overall performance of the Company during that time. The Company performance targets include specific revenue and operational cash flow thresholds that must be achieved before the bonuses will be earned. The Committee approved performance bonuses effective January 1, 2007 for the following executive officers: Mr. Tauscher, 50% of base salary and Messrs. Anderson, Clinebell, Pickett and Bailey, 40% of base salary. No executive officer incentive performance bonuses were paid in fiscal 2007.

Executive Personal Benefits

We believe that executives generally should not be treated differently than other employees when it comes to personal benefits and therefore, we have limited executive personal benefits. During 2007, these personal benefits for the Named Executive Officers (as defined below) were generally limited to life insurance coverage and matching contributions by the Company with respect to the Company-sponsored 401(k) Savings Plan.

Stock Option and Restricted Stock Awards

The Committee believes that equity ownership by executive officers provides incentives to build stockholder value and aligns the interests of executive officers with the stockholders. The Committee typically awards stock options subject to four-year vesting upon hiring an executive officer. After the initial grant, the Committee considers awarding additional options and restricted stock, usually on an annual basis. Option awards and restricted stock awards are generally granted at the market price for our common stock at the time of grant. In determining the size of stock option and restricted stock grants, the Committee considers the level and responsibility of the executive officer, the contribution that the executive officer is expected to make to our Company and comparable equity compensation offered by other software and telecommunications industry companies.

Compensation Committee Interlocks and Insider Participation

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

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management, and based on the committee’s review and discussions with management, has recommended to the full Board of Directors that the Compensation Discussion and Analysis be included in our annual report on Form 10-K, as amended, for the year end June 30, 2007.

The Compensation Committee

Michael P. Downey	Francis E. Girard	John W. Watkins

Summary Compensation Table

The following Summary Compensation Table contains information concerning annual and long-term compensation provided to each person who served as Company’s Chief Executive Officer during the fiscal year ended June 30, 2007, each person who served as principal financial officer during the fiscal year ended June 30, 2007 and each of the three next most highly compensated executive officers of the Company.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Restricted Stock Awards ($) (6)	Option Awards ($) (6)	All Other Compensation ($) (7)	Total ($)
William Y Tauscher Chief Executive Officer (1)	2007	353,410	—		107,589	1,578,554	388	2,039,941
Richard N. Anderson Executive Vice President and General Manager (2)	2007	294,608	—		53,795	278,876	6,007	633,286
Kenneth M. Clinebell Chief Financial Officer (3)	2007	267,492	96,154	(8)	40,346	132,021	6,639	542,652
Scott K. Pickett Chief Technology Officer (4)	2007	245,569	—		40,346	346,323	4,164	636,402
Peter H. Bailey Senior Vice President (5)	2007	233,549	—		40,346	346,323	5,702	625,920

(1)	Mr. Tauscher began serving as our Chief Executive Officer on September 28, 2004 and as our President on November 16, 2004.

(2)	Mr. Anderson joined the Company as our Executive Vice President and General Manager in January 2005.

(3)	Mr. Clinebell joined the Company as our Senior Vice President of Finance and Operations in September 2005 and was appointed Chief Financial Officer, Treasurer and Secretary in June 2006.

(3)	Mr. Anderson joined the Company as our Executive Vice President and General Manager in January 2005.

(4)	Mr. Pickett joined the Company as our Chief Technology Officer in September 2004.

(5)	Mr. Bailey joined the Company in September 2004 as our Senior Vice President of Business Development and Product Management.

(6)	Dollar values represent the compensation costs of restricted stock and options for financial reporting purposes for fiscal year 2007 under FAS 123(R), rather than an amount paid to or realized by the named executive officer. The FAS 123(R) value as of the grant date is spread over the number of months of service required for the grants to become non-forfeitable. There can be no assurance that the FAS 123(R) amounts will ever be realized by the named executive officers.

(7)	All other compensation consists of life insurance premiums and matching contributions by the Company with respect to the Company-sponsored 401(k) Savings.

(8)	The bonus amounts paid to Mr. Clinebell in fiscal 2007 result from agreements entered into when the Company acquired the operations of Comdial Corporation in 2005, including amounts that would have been payable to Mr. Clinebell at the time of the acquisition under Comdial’s Key Employee Retention Plan.

Grants of Plan-Based Awards

The following table sets forth information relating to plan-based awards granted to our Named Executive Officers during fiscal 2007.

Name and Principal Position	Plan (1)	Grant Date	Date of Compensation Committee Approval	# Securities Underlying Options	# Securities Underlying Restricted Stock Awards	Exercise Price ($)	Closing Market Price on Date of Grant ($)	Grant Date Fair Market Value of Award ($)
William Y Tauscher Chief Executive Officer	2004	02/19/2007 02/19/2007	02/19/2007 02/19/2007	1,750,000	1,750,000	0.85	0.85 0.85	1,312,335 1,487,500
Richard N. Anderson Executive Vice President and General Manager	2004	02/19/2007 02/19/2007 08/17/2006	02/19/2007 02/19/2007 08/17/2006	875,000 460,000	875,000	0.85 0.48	0.85 0.85 0.48	656,163 743,750 191,498
Kenneth M. Clinebell Chief Financial Officer	2004	02/19/2007 02/19/2007	02/19/2007 02/19/2007	656,250	656,250	0.85	0.85 0.85	492,122 557,813
Scott K. Pickett Chief Technology Officer	2004	02/19/2007 02/19/2007	02/19/2007 02/19/2007	656,250	656,250	0.85	0.85 0.85	492,122 557,813
Peter H. Bailey Senior Vice President	2004	02/19/2007 02/19/2007	02/19/2007 02/19/2007	656,250	656,250	0.85	0.85 0.85	492,122 557,813

(1)	All awards were made pursuant to the 2004 Stock Incentive Plan. We granted options to purchase an aggregate of up to 12,759,528 shares of our Common Stock to our employees and directors, including the Named Executive Officers, during the year ended June 30, 2007.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth information relating to the outstanding equity awards held by our Named Executive Officers as of June 30, 2007.

	Option Awards				Restricted Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date (1)	Number of Shares That Have Not Vested (#)	Market Value of Shares That Have Not Vested ($) (2)
William Y Tauscher Chief Executive Officer	67,813 5,104 427,083 1,312,500 0	9,687 729 72,917 487,500 1,750,000	2.55 2.55 2.58 0.97 0.85	02/20/2014 02/20/2014 03/26/2014 09/28/2014 02/19/2017	1,750,000	1,225,000
Richard N. Anderson Executive Vice President and General Manager	383,333 115,000 0	76,667 345,000 875,000	1.81 0.48 0.85	04/13/2015 08/17/2016 02/19/2017	875,000	612,500
Kenneth M. Clinebell Chief Financial Officer	162,917 0	297,083 656,250	0.89 0.85	03/07/2016 02/19/2017	656,250	459,375
Peter H. Bailey Senior Vice President	335,417 0	124,583 656,250	0.97 0.85	09/28/2014 02/19/2017	656,250	459,375
Scott K. Pickett Chief Technology Officer	335,417 0	124,583 656,250	0.97 0.85	09/28/2014 02/19/2017	656,250	459,375

(1)	All outstanding awards are pursuant to option grants with 10 year terms and vesting over four years.

(2)	All outstanding awards are pursuant to restricted stock grants with cliff vesting after four years and one month. The market value of the unvested shares is determined by multiplying the number of shares by $0.70, the closing market price of our Common Stock at June 30, 2007.

Potential Payments Upon Termination or Change in Control

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

Compensation of Directors

Effective January 1, 2007, certain directors of the Company receive annual retainers of up to $40,000 (previously $16,000) plus $1,000 per board meeting attended and $700 per committee meeting attended ($400 for telephonic board or committee meetings). Directors also receive reimbursement for reasonable out-of-pocket expenses in connection with travel to and attendance at board and committee meetings, and other corporate business. Directors are eligible to receive awards under our 2004 Stock Incentive Plan, however, the plan does not provide for the automatic grant of stock options to our non-employee directors. We expect that from time to time, at our discretion, we will grant equity awards to our non-employee directors under the 2004 Stock Incentive Plan under such terms consistent with the plan as we deem appropriate at the time of those grants. Directors who are employees of the Company do not receive compensation for service on the board or committees of the board other than their compensation as employees.

The following table sets forth amounts paid by the Company to directors in connection with their services to the Company in fiscal 2007.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (7)	Total ($)
William Y. Tauscher (1)	—	—	—
Michael P. Downey (2)	40,200	14,143	54,343
Francis E. Girard (3)	39,000	14,143	53,143
John W. Watkins (4)	—	—	—
Matthew J. Rubins	—	—	—
R. Randy Stolworthy (5)	12,000	—	12,000
Jong Dae An	—	—	—
Robert J. Majteles(6)	6,665	—	6,665

(1)	Mr. Tauscher is an employee of the company and as such, receives no compensation as a director other than his employee compensation.

(2)	Mr. Downey is an independent director and serves as Chairman of the Audit Committee and as a member of the Compensation Committee.

(3)	Mr. Girard is an independent director and serves as Chairman of the Compensation Committee and as a member of the Audit Committee.

(4)	Mr. Watkins serves as a member of the Compensation Committee.

(5)	Mr. Stolworthy serves as a member of the Audit Committee.

(6)	Mr. Majteles resigned from the Board of Directors effective February 26, 2007.

(7)	Dollar values represent the compensation costs of stock options for financial reporting purposes for fiscal year 2007 under FAS 123(R), rather than an amount paid to or realized by the named directors. The FAS 123(R) value as of the grant date for the stock option grants is spread over the number of months of service required for the grant to become non-forfeitable. There can be no assurance that the FAS 123(R) amounts will ever be realized by the named directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of September 30, 2007, except as otherwise noted, with respect to the beneficial ownership of our Common Stock by:

•	each person known to own beneficially more than five percent of our outstanding common stock;

•	each of our directors;

•	each Named Executive Officer; and

•	all executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the “SEC”) and includes voting and investment power with respect to the securities. Unless otherwise indicated below and except to the extent authority is shared by spouses under applicable law, to our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. The number of shares of Common Stock used to calculate the percentage ownership of each listed person includes the shares of Common Stock underlying options, warrants and other convertible securities held by such persons that are exercisable within 60 days of September 30, 2007. Unless otherwise indicated, the address of each of our employees, officers and directors is c/o Vertical Communications, Inc., Ten Canal Park, Suite 602, Cambridge, Massachusetts 02141.

	Shares Beneficially Owned
	Number		Percent (1)
Named Directors and Executive Officers
William Y. Tauscher	5,131,760	(2)	9.2%
Richard N. Anderson	1,243,958	(3)	2.4%
Kenneth M. Clinebell	847,917	(4)	1.6%
Peter H. Bailey	2,435,511	(5)	4.5%
Scott K. Pickett	1,161,926	(6)	2.2%
Michael P. Downey	86,538	(7)	*
John W. Watkins	56,095,290	(8)	65.7%
Francis E. Girard	32,771	(9)	*
Matthew J. Rubins	56,095,290	(10)	65.7%
R. Randy Stolworthy	26,534,424	(11)	35.3%
All directors and executive officers as a group (11 persons)	93,570,097		81.8%
5% Stockholders
M/C Venture Partners 75 State Street, Suite 2500 Boston, MA 02109	56,095,290	(12)	65.7%
LG-Nortel Co., Ltd. GS tower 679 Yoksam-dong Kangnam-gu, Seoul, Korea	18,396,227	(13)	26.0%
Austin W. Marxe and David M. Greenhouse c/o Special Situations Funds 153 East 53rd Street New York, NY 10022	19,257,640	(14)	32.2%
Pathfinder Ventures 4131 N. 24th St., Suite C-207 Phoenix, AZ 85016	26,529,108	(15)	35.3%

*	Less than 1%

(1)	The percentages reported in this column are based on 52,359,134 shares of common stock issued and outstanding as of September 30, 2007.

(2)	Consists of 1,750,000 restricted shares of common stock subject to vesting contingencies, 1,966,666 shares of common stock issuable upon exercise of options exercisable within 60 days of September 30, 2007, 471,698 shares issuable upon exercise of warrants held and 943,396 shares issuable upon conversion of the Series E Preferred Stock.

(3)	Consists of 875,000 restricted shares of common stock subject to vesting contingencies and 368,958 shares of common stock issuable upon exercise of options exercisable within 60 days of September 30, 2007.

(4)	Consists of 656,250 restricted shares of common stock subject to vesting contingencies and 191,667 shares of common stock issuable upon exercise of options exercisable within 60 days of September 30, 2007.

(5)	Consists of 656,250 restricted shares of common stock subject to vesting contingencies, 364,167 shares of common stock issuable upon exercise of options exercisable within 60 days of September 30, 2007, 471,698 shares issuable upon exercise of warrants held and 943,396 shares issuable upon conversion of the Series E Preferred Stock.

(6)	Consists of 656,250 restricted shares of common stock subject to vesting contingencies, 364,167 shares of common stock issuable upon exercise of options exercisable within 60 days of September 30, 2007, 47,170 shares issuable upon exercise of warrants held and 94,340 shares issuable upon conversion of the Series E Preferred Stock.

(7)	Consists of 55,600 shares of common stock owned by Mr. Downey and 30,938 shares issuable upon exercise of options exercisable within 60 days of September 30, 2007.

(8)	Consists of: (a) 21,760,545 shares of common stock owned, 9,799,339 shares issuable upon exercise of warrants held, 3,575,637 shares issuable upon conversion of the Series D Preferred Stock and 17,805,660 shares issuable upon conversion of the Series E Preferred Stock owned by M/C Venture Partners V, L.P., of which Mr. Watkins is a Manager of M/C VP V, LLC, the sole general partner of M/C Venture Partners V, L.P., (b) 502,038 owned, 182,694 shares issuable upon exercise of warrants held, 66,941 shares issuable upon conversion of the Series D Preferred Stock and 332,075 shares issuable upon conversion of the Series E Preferred Stock owned by M/C Venture Investors, LLC, of which Mr. Watkins is a Manager, and (c) 792,046 shares of common stock owned, 401,614 shares issuable upon exercise of warrants held, 146,511 shares issuable upon conversion of the Series D Preferred Stock and 730,189 shares issuable upon conversion of the Series E Preferred Stock owned by Chestnut Venture Partners, L.P. of which, Mr. Watkins is a General Partner of Chestnut Street Partners, Inc., the General Partner of Chestnut Venture Partners, L.P.

(9)	Consists of 9,333 shares of common stock owned by Mr. Girard and 23,438 shares of common stock issuable upon exercise of options exercisable within 60 days of September 30, 2007.

(10)	Consists of: (a) 21,760,545 shares of common stock owned, 9,799,339 shares issuable upon exercise of warrants held, 3,575,637 shares issuable upon conversion of the Series D Preferred Stock and 17,805,660 shares issuable upon conversion of the Series E Preferred Stock owned by M/C Venture Partners V, L.P., of which Mr. Rubins is a Manager of M/C VP V, LLC, the sole general partner of M/C Venture Partners V, L.P., (b) 502,038 owned, 182,694 shares issuable upon exercise of warrants held, 66,941 shares issuable upon conversion of the Series D Preferred Stock and 332,075 shares issuable upon conversion of the Series E Preferred Stock owned by M/C Venture Investors, LLC, of which Mr. Rubins is a Manager, and (c) 792,046 shares of common stock owned, 401,614 shares issuable upon exercise of warrants held, 146,511 shares issuable upon conversion of the Series D Preferred Stock and 730,189 shares issuable upon conversion of the Series E Preferred Stock owned by Chestnut Venture Partners, L.P. of which, Mr. Rubins is a General Partner of Chestnut Street Partners, Inc., the General Partner of Chestnut Venture Partners, L.P.

(11)	Consists of (a) 878,272 shares of common stock owned, 157,954 shares issuable upon exercise of warrants held, and 631,515 shares issuable upon conversion of the Series D Preferred Stock owned by Pathfinder Ventures III, L.L.C., of which Mr. Stolworthy is a co-manager of the managing member, (b) 2,922,500 shares of common stock owned and 1,400,000 shares issuable upon exercise of warrants held by Pathfinder Ventures II, L.L.C., of which Mr. Stolworthy is a co-manager of the managing member, (c) 20,000 shares of common stock owned by Pathfinder Ventures, LLC, of which Mr. Stolworthy is the managing member, (d) 13,679,245 shares issuable upon conversion of the Series E Preferred Stock and 6,839,623 shares issuable upon exercise of warrants held by Pathfinder Ventures IV, L.L.C., of which Mr. Stolworthy is a co-manager of the managing member, (d) 5,266 shares of common stock owned by Mr. Stolworthy, and (e) 50 shares of common stock owned by Mr. Stolworthy’s children.

(12)	Consists of the shares described in footnote 8 above.

(13)	Consists of 12,264,151 shares of common stock issuable upon conversion of the Series E Preferred Stock and 6,132,076 shares issuable upon exercise of warrants held.

(14)	Consists of (a) 6,454,166 shares of common stock owned, 329,182 shares issuable upon exercise of warrants held and 188,679 shares issuable upon conversion of the Series E Preferred Stock owned by Special Situations Fund III, L.P.; (b) 2,049,228 shares of common stock owned, 479,228 shares issuable upon exercise of warrants held and 801,887 shares issuable upon conversion of the Series E Preferred Stock owned by Special Situations Cayman Fund, L.P.; (c) 2,000,303 shares of common stock owned, 479,228 shares issuable upon exercise of warrants held and 801,887 shares issuable upon conversion of the Series E Preferred Stock owned by Special Situations Private Equity Fund, L.P.; (d) 191,925 shares of common stock owned, 53,913 shares issuable upon exercise of warrants held and 94,340 shares issuable upon conversion of the Series E Preferred Stock owned by Special Situations Technology Fund, L.P; (e) 1,053,936 shares of common stock owned, 270,304 shares issuable upon exercise of warrants held and 471,698 shares issuable upon conversion of the Series E Preferred Stock owned by Special Situations Technology Fund II, L.P. and (f) 1,179,245 shares issuable upon exercise of warrants held and 2,358,491 shares issuable upon conversion of the Series E Preferred Stock owned by Special Situations Fund III, QP, L.P. MGP Advisors Limited is the general partner of Special Situations Fund III, L.P. AWM Investment Company, Inc. is the general partner of MGP Advisors Limited and the general partner of and investment adviser to the Special Situations Cayman Fund, L.P. SST Advisers, L.L.C. is the general partner of and investment adviser to the Special Situations Technology Fund, L.P. and the Special Situations Technology Fund II, L.P. MG Advisers, L.L.C. is the general partner of and investment adviser to the Special Situations Private Equity Fund, L.P. Austin W. Marxe and David M. Greenhouse are the principal owners of MGP Advisors Limited, SST Advisers, L.L.C., AWM Investment Company, Inc. and MG Advisers, L.L.C. and are principally responsible for the selection, acquisition and disposition of the portfolio securities by each investment adviser on behalf of its fund.

(15)	Consists of (a) 878,272 shares of common stock owned, 157,954 shares issuable upon exercise of warrants held, and 631,515 shares issuable upon conversion of the Series D Preferred Stock owned by Pathfinder Ventures III, L.L.C., (b) 2,922,500 shares of common stock owned and 1,400,000 shares issuable upon exercise of warrants held by Pathfinder Ventures II, L.L.C., (c) 20,000 shares of common stock owned by Pathfinder Ventures, LLC, and (d) 13,679,245 shares issuable upon conversion of the Series E Preferred Stock and 6,839,623 shares issuable upon exercise of warrants held by Pathfinder Ventures IV, L.L.C.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

2007 Equity Financing

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

LG-Nortel Co. Ltd. Relationship

LG-Nortel Co. Ltd. (“LGN”) owns approximately 24% of the Company’s outstanding Series E Preferred Stock at June 30, 2007 and has a designated member on the Company’s board of directors. The Company purchased approximately $7.2 million of key telephone systems, commercial grade telephones, and voice mail products from LGN and an affiliate of LGN during fiscal 2007. The Company owed LGN and its affiliate a total of $2.4 million for product purchases at June 30, 2007. The Company’s payment terms with LGN and its affiliate are 60 days after shipment, except for shipments of single line telephones, which are 30 days after shipment. Current balances are non-interest bearing.

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

Review, Approval or Ratification of Transactions with Related Persons

Our board of directors has adopted written policies and procedures relating to approval or ratification of related party transactions. Under the adopted policies and procedures, our board appoints a special committee of independent directors to review the material facts of all interested transactions that require the committee’s review and either approve or disapprove of an entry into the interested transactions, subject to certain exceptions, by taking into account, among other factors it deems appropriate, whether the interested transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction. No director may participate in any discussion or approval of an interested transaction for which he or she is a related party. If an interested transaction will be ongoing, the committee may establish guidelines for our management to follow in its ongoing dealings with the related party and then at least annually must review and assess ongoing relationships with the related party.

The special committee is required to evaluate the following factors of any potential related party interest, including evaluating relevant supporting documentation, to determine if an interest constitutes a related person transaction requiring approval:

•	financial conditions of the transaction;

•	the conditions of the contract, and special consideration, if applicable;

•	the potential benefits to the Company; and

•	the comparability and compatibility to an external arms length transaction.

The special committee should be comprised of independent directors with relevant skills and knowledge appropriate for assessing the value and importance of the work being tendered and be free of any conflict of interest that might undermine the objectivity of the assessment. During the decision process, the special committee should ensure that a fair and equitable procedure has been carried out by considering the following factors pertaining to the potential transaction:

•	open and effective competition;

•	value for money;

•	the benefit of the transaction in enhancing the Company’s business and industry;

•	potential risks, opportunity and protections; and

•	ethical behavior and fair dealing.

The special committee must approve or deny all related person transactions. Any approval shall be in writing and contain detailed information so that the selection is fully justifiable. Any person with an interest in either the recommended transaction or another related person transaction should not be present for the discussion of the recommended transaction and may not vote to approve or disapprove the recommended transaction.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Auditors’ Fees

The following table summarizes the fees of Vitale Caturano & Company, our independent auditors, billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two fiscal years for other services:

Fee Category	2007	2006
Audit Fees(1)	$291,910	$308,558
Audit-Related Fees(2)	$69,545	$130,910

Total Fees	$361,455	$439,468

(1)	Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees”. These services relate to employee benefit audits, internal control reviews, attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

None of the audit-related fees billed in 2007 or 2006 related to services provided under the de minimis exception to the audit committee pre-approval requirements.

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

From time to time, the Audit Committee may pre-approve specified types of services that are expected to be provided to the Company by its independent auditors during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount. All accounting work for the year ended June 30, 2007 was pre-approved by the audit committee in accordance with its stated pre-approval policies.

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

Date: October 29, 2007