Form 10-Q
period 2007-09-30
Vertical Communications, Inc.
filed 2007-11-19
CIK 877931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-19462

VERTICAL COMMUNICATIONS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-0446453
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Ten Canal Park, Cambridge, Massachusetts 02141

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

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non –accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class of Common Stock	Shares Outstanding as of November 1, 2007
Common Stock, $0.01 par value per share	52,359,134

VERTICAL COMMUNICATIONS, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.—FINANCIAL STATEMENTS

VERTICIAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2007 (Unaudited)	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$5,467	$8,019
Trade receivables, net of allowances of $333 and $354, respectively	13,064	13,678
Inventories, net	12,971	12,818
Prepaid expenses	1,711	1,745
Deferred costs	4,606	4,437

Total current assets	37,819	40,697

Property and equipment	7,888	6,848
Less accumulated depreciation and amortization	(4,944)	(4,603)

Net property and equipment	2,944	2,245

Goodwill	40,336	40,336
Intangible assets, net of accumulated amortization	15,562	16,265
Deferred costs, net of current portion	2,280	3,291
Other assets	416	471

Total assets	$99,357	$103,305

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,024	$6,238
Accrued liabilities	11,179	10,049
Trade accounts payable to a stockholder	2,387	2,419
Deferred revenue	10,446	10,294
Customer deposits	175	175
Current portion of long term debt	6,351	6,681

Total current liabilities	36,562	35,856

Deferred revenue, net of current portion	4,194	6,043
Deferred tax liability	5,787	5,761
Long term debt, net of current portion	16,443	16,014

Total liabilities	62,986	63,674

Series D convertible, redeemable preferred stock, $1.00 par value, 5,000 shares authorized, 4,921 issued and outstanding at September 30, 2007 and 5,000 at June 30, 2007; liquidation preference of $5,486 including dividends.	1,412	1,238
Series E convertible, redeemable preferred stock, $1.00 par value, 30,000 shares authorized, 27,400 issued and outstanding at September 30, 2007 and June 30, 2007; liquidation preference of $29,455 including dividends.	—	—

	1,412	1,238

Shareholders’ equity:
Preferred stock, $1.00 par value, authorized 30,000,000 shares.	—	—
Common stock, $.01 par value per share. Authorized 250,000,000 shares; issued and outstanding 52,359,134 shares at September 30, 2007 and 52,084,483 at June 30, 2007.	524	521
Accumulated other comprehensive income (loss)	(44)	(52)
Additional paid-in capital	131,287	129,793
Accumulated deficit	(96,376)	(91,429)
Deferred Toshiba equity cost	(432)	(440)

Net shareholders’ equity	34,959	38,393

Total liabilities, convertible redeemable preferred stock and shareholders equity	$99,357	$103,305

See notes to condensed consolidated financial statements.

VERTICIAL COMMUNICATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended September 30,
	2007	2006
Net revenue	$19,706	$15,870
Cost of sales	10,728	7,754

Gross profit	8,978	8,116

Operating expenses:
Sales and marketing	4,984	3,630
Product development	3,763	3,070
General and administrative	3,948	4,097
Amortization of intangible assets	609	307

Total operating expenses	13,304	11,104

Loss from operations	(4,326)	(2,988)
Interest expense	(637)	(207)
Other income, net	44	19

Loss before provision for income tax	(4,919)	(3,176)
Provision for income taxes	26	156

Net loss	(4,945)	(3,332)

Series D preferred stock accretion and dividends	343	165

Net loss applicable to common shareholders	$(5,288)	$(3,497)

Net loss applicable to common shareholders per share—basic and diluted	$(0.10)	$(0.07)
Weighted average common shares outstanding—basic and diluted	52,210	47,017

See notes to condensed consolidated financial statements.

VERTICIAL COMMUNICATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(4,945)	$(3,332)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,073	780
Amortization of deferred Toshiba equity costs	8	24
Non-cash compensation	1,625	1,040
Non-cash interest expense	23	—
Deferred tax provision	26	156
Non-cash changes in accounts receivable allowance	21	(3)
Changes in assets and liabilities:
Trade receivables	593	2,351
Inventories	(153)	(828)
Prepaid expenses	34	488
Deferred costs	842	291
Other assets	4	18
Accounts payable	(246)	137
Accrued liabilities	1,559	(84)
Deferred revenue	(1,697)	(551)

Net cash (used in) provided by operating activities	(1,233)	487

Cash flows from investing activities:
Cash used for acquisitions, net of cash acquired	—	—
Purchases of property and equipment	(1,041)	(65)
Restricted cash	—	—

Net cash used in investing activities	(1,041)	(65)

Cash flows from financing activities:
Payments of capital lease obligations	(5)	(6)
(Repayment) proceeds of bank term loan	—	400
Net change in bank revolver facility	(325)	(3,222)
Proceeds from issuance of common stock	44	—

Net cash provided by financing activities	(286)	(3,628)

Effect of foreign currency exchange rates	8	5

Net decrease increase in cash and cash equivalents	(2,552)	(3,201)
Cash and cash equivalents at beginning of period	8,019	4,726

Cash and cash equivalents at end of period	$5,467	$1,525

SUPPLEMENTAL CASH FLOW INFORMATION:
Non cash dividend and accretion on Series D preferred stock	343	165
Cash paid for interest	161	146

VERTICIAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

Vertical Communications, Inc. (formerly Artisoft, Inc.) (the “Company”, “we”, “our”, “us” or the “Registrant”), develops, markets and sells business phone systems, software, hardware and associated services. We sell our products through distributors, resellers and system integrators such as AT&T, IBM and Graybar, and we engage in alliances with those parties and other technology vendors to assist us in selling and marketing our products. Most of our end user customers rely upon resellers or systems integrators to implement our products, and these resellers and systems integrators can significantly influence our customers’ purchasing decisions. We market and sell our products in the United States, Europe and Latin America. We also have distributor relationships in Africa, Asia, Australia and the Middle East.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The balance sheet amounts at June 30, 2007 in this report were derived from our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007. In the opinion of management, the accompanying financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the financial results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although we believe that the disclosures are adequate to make the information presented not misleading, we recommend that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 on file with the SEC. The results of operations for the three months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year or any other future periods.

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Areas where significant judgments are made include, but are not limited to, revenue recognition, as well as the accounting for our acquisition of Vodavi Technology, Inc. (“Vodavi”) as discussed below. Actual results could differ materially from these estimates. The accounting policies applied are consistent with those disclosed in our Annual Report on Form 10-K as disclosed in Note 2.

Acquisition of Vodavi Technology, Inc.

On December 1, 2006, we completed the acquisition of all of the outstanding securities of Vodavi pursuant to an Agreement and Plan of Merger dated as of October 18, 2006 (the “Merger Agreement”), by and among the Company, Vodavi and Vertical Acquisition Sub Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“MergerSub”). MergerSub was merged with and into Vodavi (the “Merger”), with Vodavi continuing its corporate existence as a wholly-owned subsidiary of the Company.

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

	Three Months Ended September 30,
	2007	2006
Expected dividend yield	0%	0%
Volatility factor	120%	113-115%
Risk free interest rate	4.87%	3.45-4.03%
Expected life	6 Years	6 Years

The risk-free interest rate is based upon the U. S. Treasury securities yield. The term of the options grant is derived from historical data. The expected volatility is based upon the historical volatility of the Company’s common stock over the period of time. The Company recognizes expense using the straight-line attribution method for both pre- and post-adoption grants. The amount of option expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company currently expects, based on analysis of its historical forfeitures, a forfeiture rate of approximately 3%.

The following summarizes stock option activity for the three month period ended September 30, 2007:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at June 30, 2007	19,415,983	$1.90
Granted	552,000	$1.28
Exercised	(60,830)	$0.75
Cancelled	—	—
Forfeited	(887,156)	$0.78
Outstanding at September 30, 2007	19,019,997	$1.01	8.7
Exercisable at September 30, 2007	4,578,199	$1.39	8.2

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

Total stock-based compensation for both options and restricted stock awards increased loss from operations and net loss for the three months ended September 30, 2007 by $1.6 million ($0.03 per basic and diluted share). As of September 30, 2007, $12.7 million of unvested stock-based compensation has not yet been recognized by the Company. The unvested stock-based compensation balance is expected to be expensed over a weighted average period of 3.4 years.

The following table summarizes the allocation of stock-based compensation from employee stock options included in operating expenses by line item in the Unaudited Consolidated Condensed Statements of Operations for the periods indicated:

	Three Months Ended September 30,
	2007	2006
Sales and marketing	$638	$349
Product development	482	296
General and administrative	505	395

Total	$1,625	$1,040

Goodwill

The Company accounts for its goodwill in accordance with the provisions of FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This statement requires that goodwill be periodically tested for impairment, with impaired assets written down to fair value. During September 2007, the Company conducted its annual impairment test of goodwill by comparing fair value to the carrying amount of its underlying assets and liabilities. The Company determined that the fair value exceeded the carrying amount of the assets and liabilities, therefore no impairment existed as of the testing date.

Income Taxes

In June 2006, FASB issued FIN 48, Accounting for Uncertainty in Income Taxes (FIN 48)—an interpretation of SFAS No. 109, Accounting for Income Taxes (SFAS No. 109). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This guidance is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective July 1, 2007. The Company’s analysis of uncertain tax positions as required under FIN 48 determined that the Company had no material unrecorded liabilities and there was no cumulative effect on retained earnings of applying the provisions of the interpretation. Interest and penalties accrued under FIN 48 will be classified as Interest Expense and General and Administrative Expense, respectively.

Related Party Transactions

LG-Nortel Co. Ltd. (“LGN”) owns approximately 24% of the Company’s outstanding Series E Convertible Preferred Stock, par value $1.00 per share (“the Series E Preferred Stock”) at September 30, 2007 and has a designated member on the Company’s board of directors. The Company purchased approximately $2.5 million of key telephone systems, commercial grade telephones, and voice mail products from LGN and an affiliate of LGN during the quarter ended September 30, 2007. The Company owed LGN and its affiliate a total of $2.4 million for product purchases at September 30, 2007. The Company’s payment terms with LGN and its affiliate are 60 days after shipment, except for shipments of single line telephones, which are 30 days after shipment. Current balances are non-interest bearing.

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

The purchase price for Vertical Networks consisted of: $12.5 million in cash, paid at closing, with an additional $1.0 million held in escrow to secure Vertical Networks’ indemnification obligations to us, $1.0 million in transaction costs, the assumption of most liabilities of Vertical Networks and an earnout provision of up to $4.3 million. The earnout obligation is equal to the first $4.3 million of non-refundable software license revenues collected by us from CVS Pharmacy, Inc. (“CVS”) in connection with a specific contract. We have paid $2.0 million of the earn-out provision and accrued an additional $0.3 million of the earn-out provision through September 30, 2007.

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

The Company obtained the Merger Consideration (a) through the sale of 27,400 shares of its newly designated Series E Preferred Stock at a purchase price of $1,000 per share to certain investors pursuant to a Securities Purchase

Agreement, as amended and restated (the “Amended and Restated Securities Purchase Agreement”), and (b) by entering into a Credit Agreement (the “Credit Agreement”) dated as of October 18, 2006, by and among the Company, Vertical Communications Acquisition Corp., a Delaware corporation (“VCAC”), Columbia Partners, L.L.C. Investment Management (“Investment Manager”), and NEIPF, L.P. (“Lender”), pursuant to which the Company issued (i) a senior secured promissory note payable to Lender in the principal amount of $10.0 million; and (ii) a senior secured promissory note payable to Lender in the principal amount of $15.0 million.

The following table represents the estimated allocation of the purchase price for our acquisition of Vodavi over the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

Estimated Fair Values
(millions)
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

The following unaudited pro forma condensed financial information gives effect to our acquisition of Vodavi as if it had occurred on July 1, 2006. The results of Vodavi for the comparable period in 2007 are included in the Company’s consolidated results. The unaudited pro forma condensed financial information is presented for illustrative purposes only and is not necessarily indicative of the consolidated financial position or consolidated results of operations of the Company that would have been reported had the merger occurred on the date indicated, nor does it represent a forecast of the consolidated results of the operations of the Company for any future period. Furthermore, no effect has been given in the unaudited pro forma combined statements of income for operating benefits that may be realized through the combination of the entities.

	Three Months Ended September 30, 2006 (unaudited)
	Vertical	Vodavi	Pro Forma Adjustment	Combined Pro Forma as Adjusted
Net product revenue	$15,870	$10,129	$—	$25,999
Net loss	(3,332)	201	(2,083)	(5,214)
Net loss applicable to common shareholders	(3,497)	201	(2,083)	(5,379)
Net loss applicable to common stock – Basic and Diluted	$(0.07)			$(0.11)

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

(4) INVENTORIES

Inventories, net, at September 30, 2007 and June 30, 2007 are $13.0 million and $12.8 million, respectively, consisting of the following (in thousands):

	September 30, 2007	June 30, 2007
Raw Materials	$527	$465
Finished Goods	12,444	12,353

	$12,971	$12,818

(5) INTANGIBLE ASSETS

Intangible assets related to the acquisitions of Vertical Networks, Comdial and Vodavi at September 30, 2007 and June 30, 2007 consist of the following (in thousands):

	September 30, 2007	June 30, 2007	Life in Years
Acquired technology-Vertical Networks	$800	$800	5
Acquired customers relationships-Vertical Networks	3,500	3,500	5
Trade names/trademarks-Comdial	200	200	1
Acquired customer relationships-Comdial	3,300	3,300	10
Acquired technology- Comdial	800	800	5
Trade names-Vodavi	690	690	4
Customer relationships-Vodavi	10,440	10,440	9
Customer relationships, other-Vodavi	600	600	8
Existing technology-Vodavi	220	220	4

	20,550	20,550
Accumulated amortization	(4,988)	(4,285)

	$15,562	$16,265

Amortization expense for the three months ending September 30, 2007 and 2006 was $0.7 million and $0.4 million respectively, of which $93,000 and $80,000, respectively, was included in cost of sales.

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

On October 18, 2006, the Company issued a Senior Secured Promissory Note to Lender. (see “Debt Related to Vodavi Acquisition” below for additional detail). The Company used proceeds from this loan to extinguish all of the then outstanding loans with SVB and the Comdial Estate.

Debt Related to Vodavi Acquisition

On October 18, 2006, the Company entered into a Credit Agreement, a Security Agreement, a Pledge Agreement and an Intellectual Property Security Agreement by and among the Company, Investment Manager, and the Lender. Pursuant to the Credit Agreement, the Company agreed to (a) issue a senior secured promissory note payable to Lender (the “Initial Bridge Note”) in the amount of $10.0 million, (b) provided certain conditions were met, issue a senior secured promissory note payable to Lender (the “Subsequent Bridge Note”) in the principal amount of $5.0 million; (c) issue a senior secured promissory note payable to Lender (the “Term Note” and, together with the Initial Bridge Note, the “Loans”) in the principal amount of $15.0 million; and (d) upon the issuance of the Initial Bridge Note, issue to Lender (i) a warrant to purchase 4,500,000 shares of the Company’s common stock at an exercise price equal to $0.01 per share (the “Lender Warrant”) and (ii) an additional warrant for the purchase of 500,000 shares of the Company’s common stock at an exercise price equal to $0.01 per share. The Subsequent Bridge Note was not issued and the additional warrant for the purchase of 500,000 shares of the Company’s common stock became null and void when the Company reached a specified commitment level in the sale of its Series E Preferred Stock (see Note 8).

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

The Initial Bridge Note was issued on October 18, 2006 in the amount of $10.0 million and bears interest at the rate of 14% per annum. Interest is paid quarterly in arrears. The principal amount and any unpaid interest are payable in full on July 1, 2007. The net proceeds from the Initial Bridge Note, after payment of costs of approximately $0.2 million, were utilized to retire all previously outstanding debt with the remainder to supplement working capital. The Lender Warrant is exercisable by the holder at any time until its expiration on October 18, 2013 either by paying the exercise price of $.01 per share or on a cashless exchange basis. This net exercise right is generally limited to times when the Company is not in compliance with its obligations relating to the registration of the shares of common stock underlying the warrants for resale under the Company’s registration rights agreement with respect to those shares. The number of shares issuable upon exercise and the per share exercise price of the warrant is subject to adjustment in the case of any stock dividend, stock split, combination, capital reorganization, reclassification or merger or consolidation. Subject to limited exceptions, the number of shares of common stock for which the warrant is exercisable is also subject to adjustment in the case of an issuance of shares of common stock or securities exercisable for or convertible into common stock, at a per share price less than the exercise price of the warrant then in effect. In the event of such an issuance, the exercise price of the warrant will be reduced to equal the per share price of the newly issued securities. The conversion price, as defined in the warrants, shall also be reduced to equal the purchase price of the new issuance of common stock (or securities convertible into common stock).

The Company allocated the proceeds between the debt and the warrant based upon their relative fair values as of the issuance date, resulting in $2.1 million being allocated to the warrants. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: no dividend yield; weighted average risk free rate of 4.42%; volatility of 115% and a contractual life of 7 years. The proceeds attributable to the warrant were recorded as a discount on the debt which will be accreted, with the deferred issuance costs and cash interest, over the term of the Initial Bridge Note using the effective interest method. On May 25, 2007, the Company entered into a Loan and Security Agreement with SVB (see below). At that time, the Company satisfied all amounts owed under the Initial Bridge Note and this note was extinguished.

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

Silicon Valley Bank

On May 25, 2007, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with SVB providing for a line of credit of up to $10,000,000 (the “Line of Credit”). The Loan Agreement terms provide the Company with a revolving line of credit in an amount not to exceed $10,000,000. The Line of Credit matures and the principal balance thereof is payable in full, on May 24, 2009. Borrowing availability under the Line of Credit is based on the existence of stipulated percentages of the Company’s eligible accounts receivable and inventory and is also subject to an additional $2,000,000 collateral reserve requirement established by SVB. Amounts borrowed under the Line of Credit bear interest at a per annum rate equal to the Prime Rate in effect from time to time, plus 2% per year (10.25% at June 30, 2007). The “Prime Rate” is the rate announced from time to time by SVB as its “prime rate.” The Company may also be obligated to pay a minimum monthly interest amount if the interest payable on the outstanding borrowed amounts is less than interest that would have been payable calculated based upon fifteen percent (15%) of the maximum credit limit having been advanced and outstanding with respect to each month.

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

(7) INCOME TAXES

The Company has not recognized any current income tax expense in any period presented due to the Company’s net losses. However, in fiscal years beginning with 2005, the Company is recording a deferred tax provision and corresponding liability arising from the timing differences associated with amortizing goodwill for income tax purposes over a 15 year life. In addition, in fiscal years beginning with 2007, the Company is recording a deferred tax benefit and corresponding reduction in the liability arising from timing differences associated with not amortizing intangibles for income tax purposes.

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

Obligation to Register Shares

Pursuant to the 2006 Securities Purchase Agreement, we agreed to register the shares of common stock issuable upon conversion of the Series D Preferred Stock and upon exercise of the Series D Warrants (collectively, the “Issued Shares”) for resale by the Series D Investors under the Securities Act. The Company also agreed to file with the SEC a registration statement with respect to the Issued Shares no later than March 27, 2006 (the “Filing Date”), and to use our best efforts to cause the registration statement to become effective within defined time periods as specified in the agreement.

The Company is currently liable for liquidated damages to each Series D Investor because the registration statement was not filed on or before the Filing Date. The Company must pay as liquidated damages to the Series D Investors, for each 30-day period of a default, an amount in cash equal to 1% of the aggregate purchase price paid by the Series D Investor pursuant to the 2006 Securities Purchase Agreement; provided that in no event will the aggregate amount of cash to be paid as liquidated damages exceed 9% of the aggregate purchase price paid by such Series D Investor. Through September 30, 2007, the Company has accrued a total of $450,000 in liquidated damages and paid $135,000 in damages.

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

Series D Warrants

In addition to the shares of Series D Preferred Stock, the Company issued warrants to purchase an aggregate of up to 1,041,667 shares of common stock at a per share exercise price of $0.01. The Series D Warrants have a term of exercise expiring on February 9, 2016. The number of shares issuable upon exercise and the per share exercise price of the Series D Warrants is subject to adjustment in the case of any stock dividend, stock split, combination, capital reorganization, reclassification or merger or consolidation. Subject to limited exceptions, the number of shares of common stock for which the warrant is exercisable is also subject to adjustment in the case of an issuance of shares of common stock or securities exercisable for or convertible into common stock, at a per share price less than the per share conversion price of the Series D Preferred Stock then in effect. The Series D Warrants are exercisable at any time prior to their expiration date.

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

As a result of the issuance of the Lender Warrant and the Series E Preferred Stock (see below), the anti-dilution adjustments in the Series D Preferred Stock and the Series D Warrants were triggered. Accordingly, on December 1, 2006, the Company issued 539,787 additional Series D Warrants to the Series D Investors which increased the portion of the proceeds allocable to the warrants to $1.3 million. In addition, the conversion price was adjusted to $0.79 which resulted in an increase in the value of the beneficial conversion feature to $2.8 million which was recorded as an additional discount on the stock. The additional discounts recognized as a result of these adjustments will be accreted over the period through the earliest redemption date.

We will reevaluate the classification of the stock and warrants in each period to determine if reclassification is necessary. In August 2007, certain of the holders of the Series D Preferred Stock elected to convert a portion of their preferred shares into shares of the Company’s common stock. Our obligation to the Series D Preferred Stockholders, should they choose to redeem the stock at or after the redemption date is $4.9 million plus accrued but unpaid dividends of $565,000.

Series E Preferred Stock

On December 1, 2006, the Company completed the sale (the “Series E Financing”) of 27,400 shares of its Series E Preferred Stock and warrants to purchase an aggregate of 25,849,059 shares (the “Series E Warrants”) of the Company’s common stock pursuant to the Amended and Restated Securities Purchase Agreement between the Company and certain investors (the “Series E Investors”) (the “Series E Securities Purchase Agreement”). The aggregate proceeds to the Company from the Series E Financing was $27.4 million.

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

Series E Warrants

In addition to the shares of Series E Preferred Stock, the Company issued warrants to purchase an aggregate of up to 25,849,059 shares of common stock at a per share exercise price of $0.58. The Series E Warrants have a term of exercise expiring on December 1, 2016. The number of shares issuable upon exercise and the per share exercise price of the Series E Warrants is subject to adjustment in the case of any stock dividend, stock split, combination, capital reorganization, reclassification or merger or consolidation. Subject to limited exceptions, the number of shares of common stock for which the warrant is exercisable is also subject to adjustment in the case of an issuance of shares of common stock or securities exercisable for or convertible into common stock, at a per share price less than the per share conversion price of the Series E Preferred Stock then in effect. The Series E Warrants are exercisable at any time prior to their expiration date by delivering the warrant certificates to the Company.

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

A material relationship exists between certain of the Series E investors and the Company. Specifically, each of M/C Venture Partners V, L.P. and its affiliates (collectively, “M/C Venture Partners”), Special Situations Fund III, L.P. and its affiliates , Pathfinder Ventures IV, L.L.C. and its affiliates and William Y. Tauscher, the Company’s Chief Executive Officer, President and Chairman of the Board, own shares of the Company’s common stock. LG-Nortel Co., Ltd. is the primary supplier of the products sold in the Vodavi business. Additionally, Peter Bailey, through West Laurelhurst LLC, and Scott Pickett are Series E Investors and executive officers of the Company. Mr. Bailey is a Senior Vice President of the Company and Mr. Pickett is the Company’s Chief Technology Officer.

(9) SHAREHOLDERS’ EQUITY

On September 28, 2004 and October 1, 2004, we sold a total of 24,159,468 shares of our common stock at a per share purchase price of $1.1386 to several investors including M/C Venture Partners, under the terms of the 2004 Stock Purchase Agreement and on September 28, 2005, we sold a total of 11,329,785 shares of common stock at a per share purchase price of $1.1386, under the terms of the 2005 Stock Purchase Agreement. As a result of these and previous financings, we entered into arrangements with certain parties to register shares of our common stock.

The Company is currently liable for liquidated damages to the 2005 investors and the 2004 investors because the registration statement has not been declared effective. As a result, the Company must pay as liquidated damages to the 2005 investors and the 2004 investors, for each 30-day period of a default, an amount in cash equal to 1% of the aggregate purchase price paid by the Investors; provided that in no event will the aggregate amount of cash to be paid as liquidated damages exceed 9% of the aggregate purchase price paid by each Investor. As of September 30, 2007, the Company has accrued the full 9% ($2.2 million) in liquidated damages.

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

	Three Months Ended September 30,
	2007	2006
Antidilutive potential common shares excluded from net loss per share (thousands)	108,772	11,236

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

Item 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Due to the lengthy period of time over which we amortize the revenue and cost of goods sold related to these systems, the revenue and cost of goods sold we report in any one period excludes most of the revenue and cost of goods sold relating to shipments in that period and includes revenue and costs of goods sold relating to shipments made in prior periods. As a result, our reported revenue and costs of good sold may not necessarily be indicative of our ability to generate customer orders in a particular period. The difference between reported revenue and costs of goods sold and customer orders in any period could be either positive or negative, and cannot be reliably predicted from period to period. The following tables demonstrate this effect by showing the amount of revenue, cost of goods sold and gross profit from systems shipped during the quarters ended September 30, 2007 and 2006 that was deferred at each quarter end (in thousands).

	Deferred Revenue	Deferred Cost of Goods Sold	Deferred Gross Profit
September 30, 2007	$490	$273	$217
September 30, 2006	1,881	843	1,038

The following table details the amount of revenue, cost of goods sold and gross profit from systems shipped during prior reporting periods that was recognized at each quarter end for the three month periods ended September 30, 2007 and 2006 (in thousands).

	Recognition of Revenue Deferred in Prior Period	Recognition of Cost of Goods Sold Deferred in Prior Period	Recognition of Gross Profit Deferred in Prior Period
September 30, 2007	$2,001	$1,112	$889
September 30, 2006	2,044	1,121	923

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

Inventory

We measure our inventories at lower of cost, on a first-in first-out (“FIFO”) basis, or market. We also provide allowances for excess and obsolete inventory equal to the difference between the cost of our inventory and the estimated market value based upon assumptions about product life cycles, product demand and market conditions. If actual product life cycles, product demand or market conditions are less favorable than those projected by management, additional inventory allowances or write-downs may be required.

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

Summary

The following is a summary of the areas that management believes are important in understanding the results of the fiscal first quarter ended September 30, 2007. This summary is not a substitute for the detail provided in the following pages or for the condensed consolidated financial statements and notes that appear elsewhere in this document.

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

Cost of Sales

Cost of sales is generally comprised of materials, manufacturing, shipping and repair of our products. Prior to the acquisitions of Vertical Networks, Comdial and Vodavi, cost of sales consisted primarily of materials for a limited amount of shrink wrap product including software CDs and manuals and also small amounts of amortization of purchased technology. As a result of the acquisitions of Vertical Networks, Comdial and Vodavi, cost of sales increased substantially due to the hardware costs associated with sales of the InstantOffice, Comdial and Vodavi product lines and due to additional amortization of technology-based intangible assets associated with the acquisitions.

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

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Net Revenue

Net revenue was $19.7 million for the quarter ended September 30, 2007, representing an increase of 23.9% from $15.9 million for the quarter ended September 30, 2006. The increase in net revenue is primarily attributable to the acquisition of Vodavi, which was completed on December 1, 2006.

We distribute our products both domestically and internationally. International product revenue was $0.3 million, or 2% of total revenue, for the three months ended September 30, 2007 and $0.5 million, or 3% of total revenue, for the three months ended September 30, 2006.

Gross Profit

	Three Months Ended
	September 30, 2007	September 30, 2006	Change
Gross Profit	$8,978	$8,116	$862
% of Net Revenue	46%	51%

The decrease in gross profit as a percentage of net revenue for the quarter ended September 30, 2007, compared to the corresponding period ended September 30, 2006, was due primarily to the acquisition of Vodavi, which was completed on December 1, 2006. The Vodavi operations includes lower margin product hardware sales.

Operating Expenses

	Three Months Ended
	September 30, 2007	September 30, 2006	Change
Sales and Marketing	$4,984	$3,630	37%
% of Net Revenue	25%	23%
Product Development	$3,763	$3,070	23%
% of Net Revenue	19%	19%
General and Administrative	$3,948	$4,097	(4)%
% of Net Revenue	20%	26%
Total Operating Expenses (including amortization of intangibles)	$13,304	$11,104	20%
% of Net Revenue	68%	70%

Sales and Marketing

The increase in sales and marketing expense for the three months ended September 30, 2007, compared to the corresponding period ended September 30, 2006 was due to increased personnel and travel expenses as a result of the acquisition of Vodavi and to increased marketing expenditures to promote our new product lines. For the three months ended September 30, 2007, sales and marketing expenses increased by $1.4 million, and their costs as a percentage of revenue increased from 23% to 25%. The Company employed 114 sales and marketing personnel throughout the quarter ended September 30, 2007. The Company employed 79 sales and marketing personnel throughout the quarter ended September 30, 2006.

Product Development

The increase in product development expenses for the three months ended September 30, 2007, compared to the corresponding period ended September 30, 2006, was due primarily to increased personnel expenses. For the three months ended September 30, 2007, product development expense increased by $0.7 million, whereas their costs as a percentage of revenue remained the same. This is primarily a result of the increase in revenue due to the acquisition of Vodavi. The Company employed 97 product development personnel throughout the quarter ended September 30, 2007. The Company employed 68 product development personnel throughout the quarter ended September 30, 2006.

General and Administrative

The decrease in general and administrative expenses for the three months ended September 30, 2007, compared to the corresponding period ended September 30, 2006, was due primarily to the liquidated damages of $0.6 million that were accrued in the quarter ended September 30, 2006 (see below) offset by increases in personnel, travel and occupancy expenses as a result of the acquisition of Vodavi. For the three months ended September 30, 2007, general and administrative expense decreased $0.1 million, and their costs as a percentage of revenue decreased from 26% to 20% as compared with the same period ended September 30, 2006. This is primarily a result of the increase in revenue attributable to sales of the Vodavi products. The Company employed 51 general and administrative personnel throughout the quarter ended September 30, 2007. The Company employed 43 general and administrative personnel throughout the quarter ended September 30, 2006.

General and Administrative expense includes liquidated damages that we accrued related to the 2004 Stock Purchase Agreement, the 2005 Stock Purchase Agreement and the 2006 Securities Purchase Agreement. No liquidated damages were recorded for the quarter ended September 30, 2007 compared with $613,000 accrued for the quarter ended September 30, 2006.

Operating Loss

For the quarter ended September 30, 2007, our operating loss increased $1.3 million, or 45 percent, to ($4.3) million on revenue of $19.7 million, from an operating loss of ($3.0) million on revenue of $15.9 million for the quarter ended September 30, 2006. As discussed above, the factors affecting this increase in operating loss were a $0.9 million increase in gross profit offset by a $2.2 million increase in operating expense, both primarily a result of the acquisition of Vodavi.

Included in the operating loss are non-cash compensation expense related to stock option grants of $1.6 million in the quarter ended September 30, 2007 compared with $1.0 million in the quarter ended September 30, 2006 and depreciation and amortization (for other than the acquired intangibles) expense of $0.3 million in the quarter ended September 30, 2007 compared with $0.4 million in the quarter ended September 30, 2006.

As mentioned above under the caption Revenue Recognition, we defer a portion of the revenue and cost of goods sold related to current period shipments while recognizing revenue and cost of goods sold from shipments in prior periods.

Interest Expense

Interest expense for the quarter ended September 30, 2007 was $0.6 million compared with $0.2 in the same quarter of 2006. The increase in interest expense relates to debt instruments incurred in order to finance the Vodavi acquisition.

Income Tax Expense

While we incurred net losses in the quarters ended September 30, 2007 and 2006, we recorded a deferred tax provision associated with the goodwill created and intangibles acquired with the Vertical Networks and Comdial acquisitions. In the quarter ended September 30, 2007 we recorded a deferred tax benefit and corresponding reduction in the liability arising from timing differences associated with not amortizing intangibles for income tax purposes. The effective tax rate utilized for the provision was 40 percent.

Financial Condition, Liquidity And Capital Resources

Despite the overall decrease in our operating expenses as a percentage of revenue, we will be required to carefully manage our expenses to maximize our liquidity. We are continuing to review our integration plans and expect to continue to reduce expenses as we reduce redundancies and streamline our operations.

	Positions at
	September 30, 2007	June 30, 2007	Change
Cash and cash equivalents	5,467	8,019	(2,552)
Working capital (excl. restricted cash)	1,257	4,841	(3,584)

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Difference
Cash (used in) provided by operating activities	(1,233)	487	1,720
Cash used in investing activities	(1,041)	(65)	976
Cash used in financing activities	(286)	(3,628)	(3,342)

Net cash flows used in operating activities were $1.2 million during the three months ended September 30, 2007. The cash used in operating activities was due primarily to a net loss of $4.9 million, offset by depreciation and amortization of $1.1 million, $1.6 million relating to a non-cash compensation charge and a decrease of $0.8 million in prepaid costs.

Working capital, consisting of total current assets minus current liabilities, was $1.3 million at September 30, 2007. This compared to working capital of $4.8 million at June 30, 2007, representing an decrease of $3.6 million. The decrease in working capital at September 30, 2007 is primarily due to the $2.6 million decrease in cash.

We have incurred losses and negative or minimal positive cash flows from operations in every fiscal period since 1996 and have an accumulated deficit, including non-cash equity charges, of $96.4 million as of September 30, 2007. For the three months ended September 30, 2007 we incurred a net loss of approximately $4.9 million, which includes cash flows from operations of approximately ($1.2) million. Our management expects that operating losses will continue in the near future. We anticipate that we will meet our anticipated cash requirements for the next twelve months. A change in circumstance, such as a reduction in the demand for our products could necessitate that we seek additional debt or equity capital or take actions to reduce our operating costs to levels that can be supported by our available cash. Such additional financings may not be available on terms acceptable to us, or at all, and may significantly affect our stockholders, including for example, by substantially diluting their ownership interest.

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

The Company used the proceeds of the Initial Bridge Note to extinguish the Term Loan and the Revolving Loan and to fund working capital requirements. The proceeds of the Term Note and the Series E Financing were used in the acquisition of Vodavi.

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

On October 15, 2007, the Company entered into amendments to the Credit Agreement and the Loan Agreement effective as of September 30, 2007, which modified certain of the financial covenants. The minimum cash or borrowing availability requirement was reduced to a range of $3.6 million to $4.4 million for defined periods in fiscal 2008. In addition, the minimum EBITDA requirement for the quarter ended September 30, 2007 was eliminated and for the subsequent quarters in fiscal 2008 was reset to ($0.9) million, ($0.6) million and $1.1 million, respectively. Beginning with the trailing three month period ended September 30, 2008, and for each quarter thereafter, the Company must maintain a minimum EBITDA of $1.00. In addition, the minimum revenue covenant for the quarter ended September 30, 2007 was eliminated and for the subsequent quarters in fiscal 2008 was reset to $20.5 million, $20.4 million and $22.7 million, respectively. We may be required to raise an additional $5.0 million of equity capital if we are unable to remain in compliance with these amended covenants. See Note 8 to the Consolidated Financial Statements for additional detail regarding the changes in these covenants.

Contractual Obligations

(in thousands)	Payment due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Obligations (1)	22,794	—	22,794	—	—
Operating Lease Obligations (2)	6,880	1,657	3,457	1,766	—
Open Purchase Order Commitments (3)	17,488	17,010	478	—	—

Total	47,162	18,667	26,729	1,766	—

(1)	Debt obligations include a revolving credit facility with SVB, a term loan with Columbia Partners and capital equipment leases.
(2)	The Company leases office, product packaging, storage space and equipment warehouses under noncancelable operating lease agreements expiring through 2012.
(3)	We outsource substantially all of our manufacturing requirements. As of September 30, 2007, we have outstanding purchase obligations of approximately $47.2 million with our contract manufacturers that could not be canceled without significant penalties.

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

Evaluation of Disclosure Controls and Procedures.

As of September 30, 2007, our management, with the participation of our Audit Committee, Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our Disclosure Controls and Procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, the design and operation of these disclosure controls and procedures were effective during the quarter ended September 30, 2007.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2007, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A—Risk Factors

There are no material changes from risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007, filed with the SEC on October 15, 2007 as amended on Form 10-K/A on October 29, 2007.

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

VERTICAL COMMUNICATIONS, INC.

Dated: November 19, 2007	/s/ William Y. Tauscher
William Y. Tauscher
Chief Executive Officer and Chairman of the Board

Dated: November 19, 2007	/s/ Kenneth M. Clinebell
Kenneth M. Clinebell
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)