Form 10-Q
period 2007-12-31
Vertical Communications, Inc.
filed 2008-02-19
CIK 877931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class of Common Stock	Shares Outstanding as of February 15, 2008
Common Stock, $0.01 par value per share	52,373,522

VERTICAL COMMUNICATIONS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. – FINANCIAL STATEMENTS

VERTICAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2007 (Unaudited)	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$3,620	$8,019
Trade receivables, net of allowances of $335 and $354, respectively	11,172	13,678
Inventories, net	13,394	12,818
Prepaid expenses	1,484	1,745
Deferred costs	4,599	4,437

Total current assets	34,269	40,697

Property and equipment	8,102	6,848
Less accumulated depreciation and amortization	(5,238)	(4,603)

Net property and equipment	2,864	2,245

Goodwill	35,363	40,336
Intangible assets, net of accumulated amortization	14,858	16,265
Deferred costs, net of current portion	1,134	3,291
Other assets	379	471

Total assets	$88,867	$103,305

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,084	$6,238
Accrued liabilities	10,524	10,049
Trade accounts payable to a stockholder	3,599	2,419
Deferred revenue	10,894	10,294
Customer deposits	175	175
Current portion of long term debt	22,699	6,681

Total current liabilities	52,975	35,856

Deferred revenue, net of current portion	2,100	6,043
Deferred tax liability	1,919	5,761
Long term debt, net of current portion	2	16,014

Total liabilities	56,996	63,674

Series D convertible, redeemable preferred stock, $1.00 par value, 5,000 shares authorized, 4,921 issued and outstanding at December 31, 2007 and 5,000 at June 30, 2007; liquidation preference of $5,585	1,798	1,238
Series E convertible, redeemable preferred stock, $1.00 par value, 30,000 shares authorized, 27,400 shares issued and outstanding at December 31, 2007; liquidation preference of $30,373	—	—

Shareholders’ equity:
Preferred stock, $1.00 par value, authorized 30,000,000 shares.	—	—
Common stock, $.01 par value per share. Authorized 250,000,000 shares; issued and outstanding 52,373,522 shares at December 31, 2007 and 52,084,483 at June 30, 2007.	524	521
Accumulated other comprehensive income (loss)	(40)	(52)
Additional paid-in capital	132,532	129,793
Accumulated deficit	(102,513)	(91,429)
Deferred Toshiba equity cost	(430)	(440)

Net shareholders’ equity	30,073	38,393

Total liabilities, convertible redeemable preferred stock and shareholders equity	$88,867	$103,305

See notes to condensed consolidated financial statements.

VERTICAL COMMUNICATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Net revenue	$18,711	$18,080	$38,418	$33,950
Cost of sales	10,056	9,423	20,785	17,177

Gross profit	8,655	8,657	17,633	16,773
Operating expenses:
Sales and marketing	4,926	3,645	9,911	7,275
Product development	4,104	3,064	7,867	6,134
General and administrative	3,795	3,932	7,742	8,029
Amortization of intangible assets	609	364	1,218	671

Total operating expenses	13,434	11,005	26,738	22,109

Loss from operations	(4,779)	(2,348)	(9,106)	(5,336)
Interest expense	(720)	(1,220)	(1,357)	(1,427)
Other income, net	23	93	68	112

Loss before provision for income tax	(5,476)	(3,475)	(10,395)	(6,651)
Provision for income taxes	(660)	(189)	(686)	(345)

Net loss	(6,136)	(3,664)	(11,081)	(6,996)

Series D preferred stock accretion and dividends	386	202	729	367

Net loss applicable to common shareholders	$(6,522)	$(3,866)	$(11,810)	$(7,363)

Net loss applicable to common shareholders per share—basic and diluted	$(0.13)	$(0.08)	$(0.23)	$(0.16)
Weighted average common shares outstanding—basic and diluted	52,359	47,017	52,285	47,017

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VERTICAL COMMUNICATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(11,081)	$(6,996)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	2,057	1,593
Amortization of deferred Toshiba equity costs	10	45
Non-cash interest	104	597
Non-cash compensation	3,286	2,040
Deferred tax provision	686	345
Non-cash changes in accounts receivable allowances	19	(3)
Changes in assets and liabilities, net of acquisitions:
Trade accounts receivables	2,537	1,691
Inventories	(576)	223
Prepaid expenses	261	2,804
Deferred costs	1,994	1,188
Other assets	(26)	70
Accounts payable	27	(4,271)
Accrued liabilities	1,686	(432)
Deferred revenue	(3,343)	(2,425)

Net cash used in operating activities	(2,359)	(3,531)

Cash flows from investing activities:
Cash used for acquisitions net of cash acquired	—	(24,591)
Purchases of property and equipment	(1,255)	(147)
Increase in other restricted cash	—	(875)

Net cash used in investing activities	(1,255)	(25,613)

Cash flows from financing activities:
Payments of capital lease obligations	(11)	(11)
Payment of SVB term note	—	(2,000)
Payment of Comdial note	—	(2,575)
Net change in revolver facility	(842)	(6,533)
Proceeds from issuance of Columbia debt, net of issuance costs	—	24,440
Proceeds from issuance of Series E preferred stock, net of issuance costs	—	26,973
Proceeds from issuance of common stock, net of issuance costs	56	—

Net cash (used in) provided by financing activities	(797)	40,294

Effect of foreign currency exchange rates	12	2

Net increase (decrease) in cash and cash equivalents	(4,399)	11,152
Cash and cash equivalents at beginning of period	8,019	4,726

Cash and cash equivalents at end of period	$3,620	$15,878

SUPPLEMENTAL CASH FLOW INFORMATION:
Non cash dividend and accretion on series D preferred stock	729	367
Cash paid for interest	392	308

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The balance sheet amounts at June 30, 2007 in this report were derived from our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007. In the opinion of management, the accompanying financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the financial results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although we believe that the disclosures are adequate to make the information presented not misleading, we recommend that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 on file with the SEC. The results of operations for the three and six months ended December 31, 2007 are not necessarily indicative of the results to be expected for the full year or any other future periods.

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

Vodavi is a provider of traditional and next-generation business telecommunications solutions, targeted to small and medium-sized business, primarily in the United States. The aggregate consideration paid by the Company to the stockholders of Vodavi was approximately $31.1 million in cash (the “Merger Consideration”). In addition, the Company incurred approximately $0.4 million in transaction costs related to the Merger.

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

	Six Months Ended December 31,
	2007	2006
Expected dividend yield	0%	0%

Volatility factor	117-120%	113-115%

Risk free interest rate	3.92-4.41%	3.45-4.03%

Expected life	6 Years	6 Years

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

The following summarizes stock option activity for the three month period ended December 31, 2007:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at September 30, 2007	19,019,997	$1.01
Granted	50,000	$1.15
Exercised	(14,388)	$0.83
Cancelled	—	—
Forfeited	(535,396)	$1.12

Outstanding at December 31, 2007	18,520,213	$1.02	8.3
Exercisable at December 31, 2007	4,951,394	$1.37	7.5

The following summarizes stock option activity for the six month period ended December 31, 2007:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at June 30, 2007	19,415,983	$1.90
Granted	602,000	$1.25
Exercised	(75,218)	$0.78
Cancelled	—	—
Forfeited	(1,422,552)	$0.99

Outstanding at December 31, 2007	18,520,213	$1.02	8.3
Exercisable at December 31, 2007	4,951,394	$1.37	7.5

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

Total stock-based compensation for both options and restricted stock awards increased loss from operations and net loss for the three and six months ended December 31, 2007 by $1.7 million ($0.03 per basic and diluted share) and $3.3 million ($0.06 per basic and diluted share), respectively. As of December 31, 2007, $14.7 million of unvested stock-based compensation has not yet been recognized by the Company. The unvested stock-based compensation balance is expected to be expensed over a weighted average period of 3.1 years.

The following table summarizes the allocation of stock-based compensation from employee stock options included in operating expenses by line item in the Unaudited Consolidated Condensed Statements of Operations for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Sales and marketing	$638	$345	$1,276	$694
Product development	$532	$287	$1,014	$583
General and administrative	$491	$368	$996	$763

Total	$1,661	$1,000	$3,286	$2,040

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

Income Taxes

In June 2006, FASB issued FIN 48, Accounting for Uncertainty in Income Taxes (FIN 48) —an interpretation of SFAS No. 109, Accounting for Income Taxes (SFAS No. 109). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This guidance is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective July 1, 2007. The Company’s analysis of uncertain tax positions as required under FIN 48 determined that the Company had no material unrecorded liabilities and there was no cumulative effect on retained earnings of applying the provisions of the interpretation. Interest and penalties accrued under FIN 48 will be classified as Interest Expense and General and Administrative Expense, respectively.

Related Party Transactions

LG-Nortel Co. Ltd. (“LGN”) owns approximately 24% of the Company’s outstanding Series E Convertible Preferred Stock, par value $1.00 per share (“the Series E Preferred Stock”) at December 31, 2007 and has a designated member on the Company’s board of directors. The Company purchased approximately $3.6 million and $6.0 million, respectively, of key telephone systems, commercial grade telephones, and voice mail products from LGN and an affiliate of LGN during the three and six months ended December 31, 2007. The Company owed LGN and its affiliate a total of $3.6 million for product purchases at December 31, 2007. The Company’s payment terms with LGN and its affiliate are 90 days after shipment, except for shipments of single line telephones, which are 30 days after shipment. Current balances are non-interest bearing.

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

(3) ACQUISITIONS

Vertical Networks, Inc.

On September 28, 2004, we acquired substantially all of the assets, other than patents and patent rights, and most of the liabilities of Vertical Networks Inc. (“Vertical Networks”). Vertical Networks was a leading provider of distributed IP-PBX software and communications solutions to large enterprises. We also received a patent license for the use of all of Vertical Networks’ patents and patent applications other than Vertical Networks’ rights under specified patents that do not relate to the business we purchased. In addition, we assumed specific liabilities of Vertical Networks.

The purchase price for Vertical Networks consisted of: $12.5 million in cash, paid at closing, with an additional $1.0 million held in escrow to secure Vertical Networks’ indemnification obligations to us, $1.0 million in transaction costs, the assumption of most liabilities of Vertical Networks and an earnout provision of up to $4.3 million. The earnout obligation is equal to the first $4.3 million of non-refundable software license revenues collected by us from CVS Pharmacy, Inc. (“CVS”) in connection with a specific contract. We have paid $2.0 million of the earn-out provision and accrued an additional $0.3 million of the earn-out provision through December 31, 2007.

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

The aggregate consideration paid by the Company to the stockholders of Vodavi was approximately $31.1 million in cash. In addition, the Company incurred approximately $0.4 million in transaction costs related to the Merger.

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

Estimated Fair Values (millions)
Cash	$6.9
Accounts Receivable, net	2.8
Inventory, net	6.6
Other Current Assets	2.3
Property and Equipment	1.1
Intangible Assets	12.0
Goodwill	9.4

Total assets acquired	41.1

Accounts Payable	(6.5)
Accrued Expenses	(3.1)

Total liabilities assumed	(9.6)

Total purchase price	$31.5

The estimated values of current assets, excluding inventory, and liabilities were based upon their historical costs on the date of acquisition due to their short-term nature. Inventory was valued at estimated selling prices less the sum of (i) the cost of disposal and (ii) a reasonable profit allowance for the selling effort. Property and equipment was also estimated based upon its historical cost as there was no appreciated real estate and the historical costs of the office equipment, furniture and machinery most closely approximated fair value. The identified intangible assets were valued at their fair value as of the acquisition date. Initially, a deferred income tax liability was established in the amount of $4.5 million to account for timing differences associated with amortizing the identified intangible assets for book purposes but not for income tax purposes. Upon completion of the Company’s analysis of its ownership changes and the impact on the availability of the Company’s deferred tax assets, we determined the deferred tax liability was not required. The residual purchase price was recorded as goodwill.

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

The following unaudited pro forma condensed financial information gives effect to our acquisition of Vodavi as if it had occurred on July 1, 2006. The results of Vodavi for the comparable periods in 2007 are included in the Company’s consolidated results. The unaudited pro forma condensed financial information is presented for illustrative purposes only and is not necessarily indicative of the consolidated financial position or consolidated results of operations of the Company that would have been reported had the merger occurred on the date indicated, nor does it represent a forecast of the consolidated results of the operations of the Company for any future period. Furthermore, no effect has been given in the unaudited pro forma combined statements of income for operating benefits that may be realized through the combination of the entities.

	Three Months Ended December 31, 2006 (unaudited)
	Vertical	Vodavi	Pro Forma Adjustments	Pro Forma as Adjusted
Net product revenue	18,080	2,937		21,017
Net (loss)/income	(3,664)	(2,802)	(2,084)	(8,550)

(Loss)/income applicable to common shareholders	(3,866)	(2,802)	(2,084)	(8,752)
Loss applicable to common stock – Basic and Diluted	(0.08)			(0.19)

	Six Months Ended December 31, 2006 (unaudited)
	Vertical	Vodavi	Pro Forma Adjustments	Pro Forma as Adjusted
Net product revenue	33,950	13,066		47,016
Net (loss)/income	(6,996)	(2,601)	(4,167)	(13,764)

(Loss)/income applicable to common shareholders	(7,363)	(2,601)	(4,167)	(14,131)
Loss applicable to common stock – Basic and Diluted	(0.16)			(0.30)

The pro forma adjustments include the amortization expense for the acquired identifiable intangible assets of approximately $0.4 million per quarter and the interest expense for the amounts borrowed to finance the acquisition of approximately $1.7 million per quarter.

(4) INVENTORIES

Inventories, net, at December 31, 2007 and June 30, 2007 are $13.4 million and $12.8 million, respectively, consisting of the following (in thousands):

	December 31, 2007	June 30, 2007
Raw Materials	$689	$465
Finished Goods	$12,705	$12,353

	$13,394	$12,818

(5) INTANGIBLE ASSETS

Intangible assets related to the acquisitions of Vertical Networks, Comdial and Vodavi at December 31, 2007 and June 30, 2007 consist of the following (in thousands):

	December 31, 2007	June 30, 2007	Life in Years
Acquired technology-Vertical Networks	$800	$800	5
Acquired customers relationships-Vertical Networks	3,500	3,500	5
Trade names/trademarks-Comdial	200	200	1
Acquired customer relationships-Comdial	3,300	3,300	10
Acquired technology- Comdial	800	800	5
Trade names-Vodavi	690	690	4
Customer relationships-Vodavi	10,440	10,440	9
Customer relationships, other-Vodavi	600	600	8
Existing technology-Vodavi	220	220	4

	20,550	20,550
Accumulated amortization	(5,692)	(4,285)

	$14,858	$16,265

Amortization expense for the three and six months ending December 31, 2007 was $0.7 million and $1.4 million respectively, of which $94,000 and $188,000, respectively, was included in cost of sales. For the three and six months ending December 31, 2006, amortization expense was $0.5 million and $0.8 million respectively, of which $94,000 and $175,000, respectively, was included in cost of sales.

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

The Credit Agreement initially contained certain financial covenants under which the Company must (a) maintain cash, cash equivalents or available borrowing capacity of at least $5.0 million for each fiscal quarter beginning with the quarter ending March 31, 2007; (b) beginning with the trailing twelve month period ended September 30, 2007 and for each quarter thereafter, maintain a minimum EBITDA of $1.00; (c) beginning with the trailing twelve month period ended September 30, 2007, maintain minimum total consolidated revenues of $80.0 million and (d) for the six month period ended March 31, 2007, maintain minimum total consolidated revenues of $30.0 million and minimum EBITDA of ($2.0) million. On October 15, 2007, the Company entered into an amendment to the Credit Agreement effective as of September 30, 2007, which modified certain of the financial covenants. The minimum cash or borrowing availability requirement was reduced to a range of $3.6 million to $5.0 million for defined periods in fiscal 2008. In addition, the minimum EBITDA requirement for the quarter ended September 30, 2007 was eliminated and for the subsequent quarters in fiscal 2008 was reset to ($0.9) million, ($0.6) million and $1.1 million, respectively. Beginning with the trailing three month period ended September 30, 2008, and for each quarter thereafter, the Company must maintain a minimum EBITDA of $1.00. In addition, the minimum revenue covenant for the quarter ended September 30, 2007 was eliminated and for the subsequent quarters in fiscal 2008 was reset to $20.5 million, $20.4 million and $22.7 million, respectively.

At December 31, 2007, the Company was not in compliance with the amended financial covenants related to minimum revenue and EBITDA. As a result of the default, Lender, at its election, may, among other remedies, require that the full amount of the principal and accrued interest be paid immediately. Accordingly, the Company reclassified the total principal and interest due of $16.9 million to current portion of long term debt in the condensed consolidated balance sheet as of December 31, 2007. The

Company is currently negotiating with Investment Manager and Lender to obtain a waiver, forbearance or amendment to the Credit Agreement. See Note 12 for additional information.

The Initial Bridge Note was issued on October 18, 2006 in the amount of $10.0 million and bore interest at the rate of 14% per annum. Interest was paid quarterly in arrears. The principal amount and all unpaid interest were paid in full prior to the maturity date of July 1, 2007. The net proceeds from the Initial Bridge Note, after payment of costs of approximately $0.2 million, were utilized to retire all previously outstanding debt with the remainder to supplement working capital. The Lender Warrant is exercisable by the holder at any time until its expiration on October 18, 2013 either by paying the exercise price of $.01 per share or on a cashless exchange basis. This net exercise right is generally limited to times when the Company is not in compliance with its obligations relating to the registration of the shares of common stock underlying the warrants for resale under the Company’s registration rights agreement with respect to those shares. The number of shares issuable upon exercise and the per share exercise price of the warrant is subject to adjustment in the case of any stock dividend, stock split, combination, capital reorganization, reclassification or merger or consolidation.

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

The Loan Agreement initially contained certain financial covenants under which the Company must (a) maintain cash, cash equivalents or available borrowing capacity of at least $5.0 million for each fiscal quarter beginning with the quarter ending March 31, 2007; (b) beginning with the trailing twelve month period ended September 30, 2007 and for each quarter thereafter, maintain a minimum EBITDA of $1.00; (c) beginning with the trailing twelve month period ended September 30, 2007, maintain minimum total consolidated revenues of $80.0 million and (d) for the six month period ended March 31, 2007, maintain minimum total consolidated revenues of $30.0 million and minimum EBITDA of ($2.0) million. On October 15, 2007, the Company entered into an amendment to the Loan Agreement effective as of September 30, 2007, which modified certain of the financial covenants. The minimum cash or borrowing availability requirement was reduced to a range of $3.6 million to $4.4 million for defined periods in fiscal 2008. In addition, the minimum EBITDA requirement for the quarter ended September 30, 2007 was eliminated and for the subsequent quarters in fiscal 2008 was reset to ($0.9) million, ($0.6) million and $1.1 million, respectively. Beginning with the trailing three month period ended September 30, 2008, and for each quarter thereafter, the Company must maintain a minimum EBITDA of $1.00. In addition, the minimum revenue covenant for the quarter ended September 30, 2007 was eliminated and for the subsequent quarters in fiscal 2008 was reset to $20.5 million, $20.4 million and $22.7 million, respectively.

At December 31, 2007, the Company was not in compliance with the amended financial covenants related to minimum revenue and EBITDA. As a result of the default, SVB, at its election, may, among other remedies, cease making loans and require that the full amount of the principal and accrued interest be paid immediately. The Company is currently negotiating with SVB to obtain a waiver, forbearance or amendment to the Credit Agreement. See Note 12 for additional information.

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

The Company is currently liable for liquidated damages to each Series D Investor because the registration statement was not filed on or before the Filing Date. The Company must pay as liquidated damages to the Series D Investors, for each 30-day period of a default, an amount in cash equal to 1% of the aggregate purchase price paid by the Series D Investor pursuant to the 2006 Securities Purchase Agreement; provided that in no event will the aggregate amount of cash to be paid as liquidated damages exceed 9% of the aggregate purchase price paid by such Series D Investor. Through December 31, 2007, the Company has accrued a total of $450,000 in liquidated damages and paid $135,000 in damages.

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

We will reevaluate the classification of the stock and warrants in each period to determine if reclassification is necessary. In August 2007, certain of the holders of the Series D Preferred Stock elected to convert a portion of their preferred shares into shares of the Company’s common stock. Our obligation to the Series D Preferred Stockholders, should they choose to redeem the stock at or after the redemption date is $4.9 million plus accrued but unpaid dividends of $666,000.

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

The Company evaluated whether the embedded conversion feature in the stock required bifurcation and determined that the economic characteristics and risks of the embedded conversion feature in the stock were clearly and closely related to the stock and concluded that bifurcation was not required under SFAS 133. We calculated the intrinsic value of the beneficial conversion feature embedded in the stock pursuant to the guidance in EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. The beneficial conversion value, as calculated, exceeds the amount of the proceeds allocated to the stock, thus is capped at $15.6 million allocated to the Series E Preferred Stock, which is recognized as an additional discount on the stock. The Company determined that the portion of the proceeds attributable to the stock should be recorded as mezzanine equity pursuant to EITF Topic D-98, Classification and Measurement of Redeemable Securities after determining the guidance in FAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity did not apply. However, since the total discount on the stock resulting from the allocation of proceeds to the warrants and recording of the beneficial conversion feature equals the face value of the Series E Preferred Stock, no initial value has been recognized in mezzanine equity for the Series E preferred stock. The total discount on the stock resulting from the allocation of proceeds to the warrants and recording of the beneficial conversion feature and the cash dividends will be accreted over the period through the earliest possible redemption date using the effective interest method. Accretion of the discount and dividends for the fiscal years ended June 30, 2008, 2009 and 2010 will be approximately $7,000, $2.1 million and $33.5 million, respectively.

We will reevaluate the classification of the stock and warrants in each period to determine if reclassification is necessary. Our obligation to the Series E Preferred Stockholders, should they choose to redeem the stock at or after the redemption date is $27.4 million plus accrued but unpaid dividends of $3.0 million.

A material relationship exists between certain of the Series E investors and the Company. Specifically, each of M/C Venture Partners V, L.P. and its affiliates (collectively, “M/C Venture Partners”), Special Situations Fund III, L.P. and its affiliates, Pathfinder Ventures IV, L.L.C. and its affiliates and William Y. Tauscher, the Company’s Chief Executive Officer, President and Chairman of the Board, own shares of the Company’s common stock. LG-Nortel Co., Ltd. is the primary supplier of the products sold in the Vodavi business. Additionally, Peter Bailey, through West Laurelhurst LLC, and Scott Pickett are Series E Investors and executive officers of the Company. Mr. Bailey is a Senior Vice President of the Company and Mr. Pickett is the Company’s Chief Technology Officer.

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

The Company is currently liable for liquidated damages to the 2005 investors and the 2004 investors because the registration statement has not been declared effective. As a result, the Company must pay as liquidated damages to the 2005 investors and the 2004 investors, for each 30-day period of a default, an amount in cash equal to 1% of the aggregate purchase price paid by the Investors; provided that in no event will the aggregate amount of cash to be paid as liquidated damages exceed 9% of the aggregate purchase price paid by each Investor. As of December 31, 2007, the Company has accrued the full 9% ($2.2 million) in liquidated damages.

(10) COMPUTATION OF NET LOSS PER SHARE

Net loss per basic and diluted share are based upon the weighted average number of common shares outstanding. Common equivalent shares, consisting of outstanding stock options, convertible preferred shares and warrants to purchase common stock are included in the diluted per share calculations where the effect of their inclusion would be dilutive. Common stock equivalents have been excluded for all periods presented as they are antidilutive. For the periods ended December 31, 2007 and 2006, total common stock equivalents excluded are 108.0 million and 98.7 million, respectively.

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

(12) SUBSEQUENT EVENTS

On October 18, 2006, the Company entered into the Credit Agreement with Investment Manager, and Lender, pursuant to which the Company issued the Term Note in the amount of $15.0 million which is payable in full on October 17, 2009. On May 25, 2007, the Company entered into the Loan Agreement with SVB providing for the Line of Credit which matures on May 24, 2009. Borrowing availability under the Line of Credit is based on the existence of stipulated percentages of the Company’s eligible accounts receivable. On October 15, 2007, the Company entered into amendments to the Credit Agreement and the Loan Agreement effective as of September 30, 2007, which modified certain of the financial covenants contained in the original agreements (see Note 6 for additional detail). At December 31, 2007, the Company was not in compliance with the amended financial covenants related to minimum revenue and EBITDA and as of January 31, 2008, the Company was not in compliance with the amended financial covenant related to the minimum cash or borrowing availability requirement.

As a result of the default, SVB, at its election, may cease making loans and require that the full amount of the principal and accrued interest be paid immediately and Lender may require that the full amount of the principal and accrued interest be paid immediately. The Company is currently negotiating with SVB and Lender to obtain waivers, forbearance agreements and/or further amendments to the Loan Agreement and Credit Agreement. In addition, the Company is currently seeking additional capital from equity (including our current shareholders) and debt opportunities to provide working capital.

On February 19, 2008, the Company and certain of its investors and its chief executive officer, entered into a binding, non-cancellable agreement wherein the investors and the chief executive officer committed to fund the operations of the company, as and when needed up to $5.0 million, through June 30, 2008.

Item 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including, without limitation, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements. These statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “expect,” “intend,” “may,” “would,” “could,” “plan,” “seek,” “potential,” “continue,” or the negative of these terms or other comparable terminology. You should not place undue reliance on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, levels of activity, performance or achievements. Factors that may cause actual results to differ materially from current expectations, which we describe in more detail elsewhere in this Quarterly Report on Form 10-Q under the heading Item 1-A “Risk Factors,” include, but are not limited to:

•	our history of losses and expectation of incurring future losses;

•	our default of our lending arrangements and our inability to repay our debt obligations if our lenders demand immediate repayment;

•	our need for working capital;

•	failure to increase the sales of our products;

•	continued inability to achieve profitability;

•	the loss of any of our key customers;

•	the introduction of competitive products, including other software- or server-based phone systems;

•	slower than expected development of the software- or server-based phone system market or any event that causes software- or server-based phone systems to be less attractive to customers;

•	deteriorating financial performance;

•	failure to protect our intellectual property;

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

Critical Accounting Policies

Revenue Recognition

The Company recognizes revenue for the sale of its Wave, InstantOffice and TeleVantage products pursuant to Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Software Revenue Recognition With Respect to Certain Transactions. For revenue generated by the sale of Comdial and Vodavi products, where the Company has determined that the software is incidental, the Company follows Staff Accounting Bulletin (SAB) 104, Revenue Recognition. Generally, the Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectability is reasonably assured. The Company reduces revenue for estimated customer returns, rotations and sales rebates when such amounts are estimable. When not estimable, the Company defers revenue until the product is sold to the end customer or the customer’s rights expire. As part of its product sales price, the Company provides telephone support, which is generally utilized by the customer shortly after the sale. The cost of the phone support is not significant but is accrued in the financial statement. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue.

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

Due to the lengthy period of time over which we amortize the revenue and cost of goods sold related to these systems, the revenue and cost of goods sold we report in any one period excludes most of the revenue and cost of goods sold relating to shipments in that period and includes revenue and costs of goods sold relating to shipments made in prior periods. As a result, our reported revenue and costs of good sold may not necessarily be indicative of our ability to generate customer orders in a particular period. The difference between reported revenue and costs of goods sold and customer orders in any period could be either positive or negative, and cannot be reliably predicted from period to period. The following table demonstrates this effect by showing the amount of revenue, cost of goods sold and gross profit from systems shipped during the three months ended December 31, 2007 and 2006 that was deferred at each quarter end (in thousands).

	Deferred Revenue	Deferred Cost of Goods Sold	Deferred Gross Profit
December 31, 2007	$—	$—	$—
December 31, 2006	469	244	225

The following table details the amount of revenue, cost of goods sold and gross profit from systems shipped during prior reporting periods that was recognized at each quarter end for the three month period ended December 31, 2007 and 2006 (in thousands).

	Recognition of Revenue Deferred in Prior Period	Recognition of Cost of Goods Sold Deferred in Prior Period	Recognition of Gross Profit Deferred in Prior Period

December 31, 2007	$2,075	$1,154	$921

December 31, 2006	2,122	1,164	958

The following tables show the amount of revenue, cost of goods sold and gross profit from systems shipped during the six months ended December 31, 2007 and 2006 that was deferred at each quarter end (in thousands).

	Deferred Revenue	Deferred Cost of Goods Sold	Deferred Gross Profit

December 31, 2007	$490	$273	$217

December 31, 2006	2,350	1,087	1,263

The following table details the amount of revenue, cost of goods sold and gross profit from systems shipped during prior reporting periods that was recognized for the six month periods ended December 31, 2007 and 2006 (in thousands).

	Recognition of Revenue Deferred in Prior Period	Recognition of Cost of Goods Sold Deferred in Prior Period	Recognition of Gross Profit Deferred in Prior Period

December 31, 2007	$4,076	$2,266	$1,810

December 31, 2006	4,166	2,285	1,881

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

SFAS No. 142, “Goodwill and Other Intangible Assets” includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. Goodwill and other indefinite lived intangible assets must be tested for impairment on at least an annual basis. Our goodwill resulting from our acquisitions of Vertical Networks, Comdial and Vodavi will be tested annually. Although the goodwill was deemed to not be impaired when it was tested in 2007, there can be no assurances that subsequent reviews will not result in material impairment charges. A considerable amount of judgment is required in calculating this impairment analysis, principally in determining discount rates, financial forecasts and allocation methodology. Unanticipated changes in market conditions could have a material impact on our projected cash flows. Differences in actual cash flows as compared to the projected discounted cash flows could require us to record an impairment loss.

Summary

The following is a summary of the areas that management believes are important in understanding the results of the fiscal quarter and six months ended December 31, 2007. This summary is not a substitute for the detail provided in the following pages or for the condensed consolidated financial statements and notes that appear elsewhere in this document.

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

Cost of Sales

Cost of sales is primarily comprised of materials, manufacturing, shipping and repair of our products. In addition, amortization of technology-based intangible assets associated with our acquisitions of Vertical Networks, Comdial and Vodavi and royalties paid to third parties are included in cost of sales.

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

Results of Operations

Net Revenue

Net revenue was $18.7 million and $38.4 million for the three and six months ended December 31, 2007, respectively, representing an increase of 3.5% and 13.2%, from $18.1 million and $34.0 million for the same fiscal periods from prior year. The increase in net revenue is primarily attributable to the acquisition of Vodavi, which was completed on December 1, 2006.

We distribute our products both domestically and internationally. International product revenue was $0.6 million, or 4% of total revenue, for the three months ended December 31, 2007 and $0.7 million, or 4% of total revenue, for the three months ended December 31, 2006. International product revenue for the six months ended December 31, 2007 was $0.9 million, or 2% of total revenue, and $1.0 million, or 6% of total revenue, for the six months ended December 31, 2006.

Gross Profit (in thousands, except percentages)

	Three Months Ended			Six Months Ended
	December 31, 2007	December 31, 2006	Change	December 31, 2007	December 31, 2006	Change
Gross Profit	$8,655	$8,657	(2)	$17,633	$16,773	860
% of Net Revenue	46%	48%		46%	50%

Gross profit as a percentage of revenue decreased by 2% and 4%, respectively, for the three and six months ended December 31, 2007 as compared with the same periods in 2006, primarily as a result of the acquisition of Vodavi. The Vodavi operations include lower margin product hardware sales.

Operating Expenses (in thousands, except percentages)

	Three Months Ended			Six Months Ended
	December 31, 2007	December 31, 2006	Change	December 31, 2007	December 31, 2006	Change
Sales and Marketing	$4,926	$3,645	35%	$9,911	$7,275	36%
% of Net Revenue	26%	20%		26%	21%
Product Development	$4,104	$3,064	34%	$7,867	$6,134	28%

% of Net Revenue	22%	17%		20%	18%
General and Administrative	$3,795	$3,932	(3)%	$7,742	$8,029	(4)%
% of Net Revenue	20%	22%		20%	24%
Total Operating Expenses (including amortization of intangibles)	$13,434	$11,005	22%	$26,738	$22,109	21%
% of Net Revenue	72%	61%		70%	65%

Sales and Marketing

For the three months ended December 31, 2007, sales and marketing expenses increased by $1.3 million, and their costs as a percentage of revenue increased from 20% to 26% compared with the corresponding period in 2006. For the six months ended December 31, 2007, sales and marketing expenses increased by $2.6 million, and their costs as a percentage of revenue increased from 21% to 26% compared with the corresponding period in 2006. The increase in sales and marketing expenses in aggregate dollars for the three and six months ended December 31, 2007 compared to the corresponding periods ended December 31, 2006 was due primarily to increased personnel and travel expenses as a result of the acquisition of Vodavi and to increased marketing expenditures to promote our new product lines. The Company employed 113 sales and marketing personnel at December 31, 2007. The Company employed 117 sales and marketing personnel at December 31, 2006, which included 43 sales and marketing personnel added as a result of the Vodavi acquisition.

Product Development

For the three months ended December 31, 2007, product development expenses increased by $1.0 million, whereas their costs as a percentage of revenue increased from 17% to 22% compared with the corresponding period in 2006. For the six months ended December 31, 2007, product development expense increased by $1.7 million, whereas their costs increased as a percentage of revenue from 18% to 20%. The increase in product development expenses in aggregate dollars for the three and six months ended December 31, 2007 compared to the corresponding periods ended December 31, 2006 was due primarily to additional costs related to our next generation product development efforts. The Company employed 93 product development personnel at December 31, 2007. The Company employed 96 product development personnel at December 31, 2006, which included 13 product development personnel added as a result of the Vodavi acquisition.

General and Administrative

For the three months ended December 31, 2007, general and administrative expense decreased $0.1 million, and their costs as a percentage of revenue decreased from 22% to 20% as compared with the same period ended December 31, 2006. This is primarily a result of elimination of expenses related to the acquisition of Vodavi. For the six months ended December 31, 2007, general and administrative expense decreased $0.2 million, whereas their costs as a percentage of revenue decreased from 24% to 22% as compared with the same period ended December 31, 2006. The decrease in general and administrative expenses for the six month period ended December 31, 2007 compared to the same period ended December 31, 2006 was primarily a result of the liquidated damages of $0.6 million accrued in 2006 (see below) offset by increases in personnel, travel and occupancy expenses as a result of the Vodavi acquisition. The Company employed 51 general and administrative personnel at December 31, 2007. The Company employed 71 general and administrative personnel at December 31, 2006, which included 27 general and administrative personnel added as a result of the Vodavi acquisition.

General and Administrative expense includes liquidated damages that we accrued related to the 2004 Stock Purchase Agreement, the 2005 Stock Purchase Agreement and the 2006 Securities Purchase Agreement. No liquidated damages were accrued for the three and six months ended December 31, 2007, compared with no and $0.6 million, respectively, accrued for the three and six months ended December 31, 2006.

Operating Loss

For the quarter ended December 31, 2007, our operating loss increased $2.4 million, or 103%, to ($4.7) million on revenue of $18.7 million, from an operating loss of ($2.3) million on revenue of $18.1 million for the quarter ended December 31, 2006. As discussed above, this increase in operating loss is primarily the result of an increase of $2.4 million in operating expenses. For the six months ended December 31, 2007, our operating loss increased $3.8 million, or 71%, to ($9.1) million on revenue of $38.4 million, from an operating loss of ($5.3) million on revenue of $34.0 million for the six months ended December 31, 2006. As discussed above, the factors affecting this increase in operating loss were a $0.9 million increase in gross profit offset by a $4.6 million increase in operating expenses, both primarily a result of the acquisition of Vodavi.

Included in the operating loss are non-cash compensation expense related to stock option grants of $1.7 million and $3.3 million for the three and six months ended December 31, 2007, respectively, compared with $1.0 million and $2.0 million in the three and six months ended December 31, 2006, respectively, and depreciation and amortization (for other than the acquired intangibles)

expense of $0.4 million and $0.7 million in the three and six months ended December 31, 2007, respectively, compared with $0.4 million and $0.7 million in the three and six months ended December 31, 2006, respectively.

As mentioned above under the caption Revenue Recognition, we defer a portion of the revenue and cost of goods sold related to current period shipments while recognizing revenue and cost of goods sold from shipments in prior periods.

Interest Expense

Interest expense for the three and six months ended December 31, 2007 was $0.7 million and $1.4 million, respectively, compared with $1.2 million and $1.4 million, respectively, for the three and six months ended December 31, 2006. The decrease in interest expense relates to the retirement of debt instruments incurred in order to finance the acquisition of Vodavi.

Income Tax Expense

While we incurred net losses in the three and six month periods ended December 31, 2007 and 2006, we recorded a deferred tax provision associated with the goodwill created and intangibles acquired with the Vertical Networks and Comdial acquisitions. The effective tax rate utilized for the provision was 40.0%.

Financial Condition, Liquidity And Capital Resources

	Positions at
	December 31, 2007	June 30, 2007	Change
Cash and cash equivalents	3,620	$8,019	(4,399)
Working capital	(18,706)	$4,841	(23,547)

	Six Months Ended December 31, 2007	Six Months Ended December 31, 2006	Difference
Cash used in operating activities	$(2,359)	$(3,531)	1,172
Cash used in investing activities	$(1,255)	$(25,613)	24,358
Cash (used in) provided by financing activities	$(797)	$40,294	(41,091)

Net cash flows used in operating activities were $2.4 million during the six months ended December 31, 2007. The cash used in operating activities was due primarily to a net loss of $11.1 million, offset by depreciation and amortization of $2.1 million and $3.3 million relating to a non-cash compensation charge.

Working capital, consisting of total current assets minus current liabilities, was ($18.7) million at December 31, 2007. This compared to working capital of $4.8 million at June 30, 2007, representing a decrease of $23.5 million. The decrease in working capital at December 31, 2007 is primarily due to the $16.9 million reclassification of the long term portion of our debt to current, the $4.4 million decrease in cash and the $2.5 million decrease in net receivables.

The consolidated financial statements have been prepared assuming that we will continue as a going concern for a reasonable period. However, we have incurred losses and negative or minimal positive cash flows from operations in every fiscal period since 1996 and have an accumulated deficit, including non-cash equity charges, of $102.5 million as of December 31, 2007. For the six months ended December 31, 2007 we incurred a net loss of approximately $11.1 million, which includes negative cash flows from operations of approximately $2.4 million. Our management expects that operating losses will continue in the near future. As of December 31, 2007, we were not in compliance with the financial covenants contained in our debt instruments, which defaults have not been waived by the creditors and, as a result, payment of such debt could be accelerated by the creditors. The negative operating trends experienced by us and the debt defaults have resulted in a working capital deficiency of $18.7 million as of December 31, 2007.

We are currently involved in negotiations with our lenders to obtain waivers, forbearance agreements and/or further amendments to our financial covenants. In addition, we are seeking additional capital from equity (including from our current shareholders) and debt opportunities and have taken actions to reduce our operating costs to levels that can be supported by our available cash. Such additional financings may not be available on terms acceptable to us, or at all, and may significantly affect our stockholders, including for example, by substantially diluting their ownership interest.

In February 2008, we obtained binding, non-cancellable commitments from certain of our investors and our chief executive officer to fund our operations, up to $5.0 million, through June 30, 2008.

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

On October 15, 2007, the Company entered into amendments to the Credit Agreement and the Loan Agreement effective as of September 30, 2007, which modified certain of the financial covenants. The minimum cash or borrowing availability requirement was reduced to a range of $3.6 million to $4.4 million for defined periods in fiscal 2008. In addition, the minimum EBITDA requirement for the quarter ended September 30, 2007 was eliminated and for the subsequent quarters in fiscal 2008 was reset to ($0.9) million, ($0.6) million and $1.1 million, respectively. Beginning with the trailing three month period ended September 30, 2008, and for each quarter thereafter, the Company must maintain a minimum EBITDA of $1.00. In addition, the minimum revenue covenant for the quarter ended September 30, 2007 was eliminated and for the subsequent quarters in fiscal 2008 was reset to $20.5 million, $20.4 million and $22.7 million, respectively. At December 31, 2007, the Company was not in compliance with the amended financial covenants related to minimum revenue and EBITDA. As a result of the default, SVB, at their election, may cease making loans and require that the full amount of the principal and accrued interest be paid immediately and Lender may require that the full amount of the principal and accrued interest be paid immediately. The Company is currently negotiating with SVB and Lender to obtain waivers, forbearance agreements and/or further amendments to the Loan Agreement and Credit Agreement.

Contractual Obligations

	Payment due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Obligations (1)	$22,701	$22,699	$2	$—	$—
Operating Lease Obligations (2)	6,496	1,704	3,457	1,335	—
Open Purchase Order Commitments (3)	14,815	14,815	—	—	—

Total	$44,012	$39,218	$3,459	$1,335	$—

(1) Debt obligations include a revolving credit facility with SVB, a term loan with Columbia Partners and capital equipment leases. See Note 6 to the Condensed Consolidated Financial Statements for additional information.

(2) The Company leases office, product packaging, storage space and equipment warehouses under noncancelable operating lease agreements expiring through 2012.

(3) We outsource substantially all of our manufacturing requirements. As of December 31, 2007, we have outstanding purchase obligations of approximately $14.8 million with our contract manufacturers that could not be cancelled without significant penalties.

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

Evaluation of Disclosure Controls and Procedures.

As of December 31, 2007, our management, with the participation of our Audit Committee, Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our Disclosure Controls and Procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, the design and operation of these disclosure controls and procedures were effective during the six months ended December 31, 2007.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the six months ended December 31, 2007, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A—Risk Factors

Below is the risk factor that has been revised since the filing of our annual report on Form 10-K for the year ended June 30, 2007. We face significant additional risks, which are set forth in the other risk factors contained in the 2007 Form 10-K under the caption “Risk Factors”. You are urged to read these risk factors in the 2007 Form 10-K, in addition to the following revised risk factor, before making an investment decision with regard to our securities.

We will need additional working capital, the lack of which would likely have a significant negative impact on our current level of operations.

The Comdial and Vodavi acquisitions and integration of their operations into Vertical’s consumed significant amounts of working capital; as a result, we will require additional capital in the future to fund our operations, finance investments in product development and corporate infrastructure, expand in our various geographic markets and respond to competitive pressures and opportunities for growth. Failure to obtain additional funding will prevent us from making expenditures that are needed to allow us to grow or maintain our operations. Although we have started the process of attempting to raise additional financing, we cannot assure you that additional financing will be available on favorable terms, or at all. If funds are not available when required for our working capital needs or other transactions, our ability to carry out our business plan could be adversely affected, and we may be required to scale back our growth and operations to reflect the extent of available funding. If we are able to arrange for additional credit facilities from lenders, the debt instruments are likely to include limitations on our ability to incur other indebtedness, to pay dividends, to create liens, to sell or purchase our capital stock, to sell assets or to make acquisitions or enter into other transactions. Such restrictions may adversely affect our ability to finance our future operations or capital needs or to engage in other business activities, including, without limitation, acquisitions of additional businesses. We are already subject to such restrictions under the stock purchase agreement executed on September 28, 2004 (the “2004 Stock Purchase Agreement”), the stock purchase agreement executed on September 28, 2005 (the “2005 Stock Purchase Agreement”), the securities purchase agreement executed on February 9, 2006 (the “2006 Securities Purchase Agreement”), the credit agreement executed on October 18, 2006 (the “Credit Agreement”), the securities purchase agreement, executed on October 18, 2006, as amended and restated (the “Series E Securities Purchase Agreement”), and the loan and security agreement executed on May 25, 2007 (the “Loan Agreement”). We will be required to raise additional capital as we were unable to remain in compliance with the amended covenants in the Credit Agreement and the Loan Agreement. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our stockholders may be reduced. These securities would likely have rights, preferences or privileges senior to those of our common stockholders. The inability to obtain substantial increases in our working capital resources will likely have a material negative impact on our business, our financial condition and our results of operations.

Item 3—Defaults Upon Senior Securities

On October 18, 2006, the Company entered into the Credit Agreement with Investment Manager, and Lender, pursuant to which the Company issued the Term Note in the amount of $15.0 million which is payable in full on October 17, 2009. On May 25, 2007, the Company entered into the Loan Agreement with SVB providing for the Line of Credit which matures on May 24, 2009. Borrowing availability under the Line of Credit is based on the existence of stipulated percentages of the Company’s eligible accounts receivable.

On October 15, 2007, the Company entered into amendments to the Credit Agreement and the Loan Agreement effective as of September 30, 2007, which modified certain of the financial covenants contained in the original agreements. The minimum cash or borrowing availability requirement was reduced to a range of $3.6 million to $4.4 million for defined periods in fiscal 2008. In addition, the minimum EBITDA requirement for the quarter ended September 30, 2007 was eliminated and for the subsequent quarters in fiscal 2008 was reset to ($0.9) million, ($0.6) million and $1.1 million, respectively. Beginning with the trailing three month period ended September 30, 2008, and for each quarter thereafter, the Company must maintain a minimum EBITDA of $1.00. In addition, the minimum revenue covenant for the quarter ended September 30, 2007 was eliminated and for the subsequent quarters in fiscal 2008 was reset to $20.5 million, $20.4 million and $22.7 million, respectively.

At December 31, 2007, the Company was not in compliance with the amended financial covenants related to minimum revenue and EBITDA. As a result of the default, SVB, at its election, may cease making loans and require that the full amount of the principal and accrued interest be paid immediately and Lender may require that the full amount of the principal and accrued interest be paid immediately. The Company is currently negotiating with SVB and Lender to obtain waivers, forbearance agreements and/or further amendments to the Loan Agreement and Credit Agreement. In addition, we are seeking additional capital from equity (including from our current shareholders) and debt opportunities to provide working capital.

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

VERTICAL COMMUNICATIONS, INC.

Dated: February 19, 2008	/s/ William Y. Tauscher

William Y. Tauscher Chief Executive Officer and Chairman of the Board

Dated: February 19, 2008	/s/ Kenneth M. Clinebell

Kenneth M. Clinebell Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer )