Form 10-Q
period 2008-03-31
Vertical Communications, Inc.
filed 2008-05-15
CIK 877931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non –accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class of Common Stock	Shares Outstanding as of May 9, 2008
Common Stock, $0.01 par value per share	52,377,272

VERTICAL COMMUNICATIONS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. – FINANCIAL STATEMENTS

VERTICAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2008 (Unaudited)	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$3,879	$8,019
Trade receivables, net of allowances of $178 and $354, respectively	10,413	13,678
Inventories, net	13,936	12,818
Prepaid expenses	1,645	1,745
Deferred costs	4,940	4,437

Total current assets	34,813	40,697

Property and equipment	8,160	6,848
Less accumulated depreciation and amortization	(5,582)	(4,603)

Net property and equipment	2,578	2,245

Goodwill	35,363	40,336
Intangible assets, net of accumulated amortization	14,155	16,265
Deferred costs, net of current portion	—	3,291
Other assets	493	471

Total assets	$87,402	$103,305

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,109	$6,238
Accrued liabilities	11,440	10,049
Trade accounts payable to a stockholder	2,666	2,419
Deferred revenue	11,555	10,294
Customer deposits	175	175
Convertible promissory notes, net of discount (see Note 6)	—	—
Current portion of long term debt	3,493	6,681

Total current liabilities	35,438	35,856

Deferred revenue, net of current portion	62	6,043
Deferred tax liability	2,091	5,761
Long term debt, net of current portion	17,303	16,014

Total liabilities	54,894	63,674

Series D convertible, redeemable preferred stock, $1.00 par value, 5,000 shares authorized, 4,291 issued and outstanding at March 31, 2008 and 5,000 at June 30, 2007; liquidation preference of $5,683.	2,290	1,238
Series E convertible, redeemable preferred stock, $1.00 par value, 30,000 shares authorized, 27,400 shares issued and outstanding at March 31, 2008; liquidation preference of $31,056.	1	—

Shareholders’ equity:
Preferred stock, $1.00 par value; authorized 30,000,000 shares.	—	—
Common stock, $.01 par value per share; authorized 750,000,000 shares; issued and outstanding 52,377,272 shares at March 31, 2008 and 52,084,483 shares at June 30, 2007.	524	521
Accumulated other comprehensive income (loss)	(23)	(52)
Additional paid-in capital	138,790	129,793
Accumulated deficit	(108,649)	(91,429)
Deferred Toshiba equity cost	(425)	(440)

Net shareholders’ equity	30,217	38,393

Total liabilities, convertible redeemable preferred stock and shareholders equity	$87,402	$103,305

See notes to condensed consolidated financial statements.

VERTICAL COMMUNICATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Net revenue	$16,100	$22,683	$54,518	$56,632
Cost of sales	8,320	12,225	29,105	29,401

Gross profit	7,780	10,458	25,413	27,231

Operating expenses:
Sales and marketing	4,662	4,677	14,574	11,952
Product development	4,038	3,573	11,905	9,706
General and administrative	3,796	3,945	11,537	11,972
Amortization of intangible assets	609	619	1,828	1,290

Total operating expenses	13,105	12,814	39,844	34,920

Loss from operations	(5,325)	(2,356)	(14,431)	(7,689)
Interest expense	(657)	(1,670)	(2,014)	(3,073)
Other income (expense), net	19	151	87	239

Loss before provision for income tax	(5,963)	(3,875)	(16,358)	(10,523)
Provision for income taxes	(173)	(298)	(859)	(644)

Net loss	(6,136)	(4,173)	(17,217)	(11,167)

Series D preferred stock accretion and dividends	(492)	(213)	(1,221)	(580)
Series E preferred stock accretion and dividends	(1)	—	(1)	—

Net loss applicable to common shareholders	$(6,629)	$(4,386)	$(18,439)	$(11,747)

Net loss applicable to common shareholders per share—basic and diluted	$(0.13)	$(0.09)	$(0.35)	$(0.25)
Weighted average common shares outstanding—basic and diluted	52,384	49,178	52,318	47,727

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VERTICAL COMMUNICATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(17,217)	$(11,167)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	3,109	2,617
Amortization of deferred Toshiba equity costs	15	65
Non-cash interest	117	1,494
Non-cash compensation	4,784	3,354
Deferred tax provision	859	644
Non-cash changes in accounts receivable allowances	176	52
Changes in assets and liabilities, net of acquisitions:
Trade accounts receivables	3,139	2,033
Inventories	(1,118)	(1,826)
Prepaid expenses	100	3,055
Deferred costs	2,788	2,377
Other assets	—	(50)
Accounts payable	118	(1,468)
Accrued liabilities	3,035	(1,029)
Deferred revenue	(4,721)	(4,757)

Net cash used in operating activities	(4,816)	(4,606)

Cash flows from investing activities:
Cash used for acquisitions, net of cash acquired	—	(24,665)
Purchases of property and equipment	(1,312)	(267)
Increase in restricted cash	—	(885)

Net cash used in investing activities	(1,312)	(25,817)

Cash flows from financing activities:
Payments of capital lease obligations	(13)	(16)
Payments of SVB term note	—	(2,000)
Payment of Comdial note	—	(2,575)
Net change in SVB revolver facility	(3,177)	(6,533)
Proceeds from issuance of Columbia debt, net of issuance costs	—	24,440
Proceeds from issuance of convertible promissory notes, net of issuance costs	5,091	—
Proceeds from issuance of Series E preferred stock, net of issuance costs	—	26,926
Proceeds from issuance of common stock, net of issuance costs	58	5

Net cash provided by financing activities	1,959	40,247

Effect of foreign currency exchange rates	29	(4)

Net increase (decrease) in cash and cash equivalents	(4,140)	9,820
Cash and cash equivalents at beginning of period	8,019	4,726

Cash and cash equivalents at end of period	$3,879	$14,546

SUPPLEMENTAL CASH FLOW INFORMATION:
Non cash dividend to Series D preferred shareholders	$492	$580
Non cash dividend to Series E preferred shareholders	$1	$—
Cash paid for interest	$499	$604

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The balance sheet amounts at June 30, 2007 in this report were derived from our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007. In the opinion of management, the accompanying financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the financial results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although we believe that the disclosures are adequate to make the information presented not misleading, we recommend that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 on file with the SEC. The results of operations for the three and nine months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year or any other future periods.

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

	Nine Months Ended March 31,
	2008	2007
Expected dividend yield	0%	0%
Volatility factor	117-120%	113-115%
Risk free interest rate	3.92-4.41%	3.45-4.03%
Expected life	6 Years	6 Years

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

The following summarizes stock option activity for the nine month period ended March 31, 2008:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at June 30, 2007	19,415,983	$1.90
Granted	1,222,000	$1.12
Exercised	(78,968)	$0.67
Cancelled	—	—
Forfeited	(1,967,103)	$1.51

Outstanding at March 31, 2008	18,591,912	$1.01	8.1
Exercisable at March 31, 2008	8,225,868	$1.18	8.2

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

The Company recognizes compensation expense on these awards ratably over the vesting period. The fair value of the awards was determined based on the market value of the underlying stock price at the grant date. The Company estimated a forfeiture rate of 20% based on projections related to whether the performance measures are likely to be achieved and the probability of all awards vesting. The amount of compensation expense ultimately recognized will depend on whether the performance measures are met and all of the restricted stock awards vest. The Company will assess its projections at each reporting period and, as a result, the amount of expense recorded from period to period may change.

Total stock-based compensation for both options and restricted stock awards increased loss from operations and net loss for the three and nine months ended March 31, 2008 by $1.5 million ($0.03 per basic and diluted share) and $4.8 million ($0.09 per basic and diluted share), respectively. As of March 31, 2008, $13.2 million of unvested stock-based compensation has not yet been recognized by the Company. The unvested stock-based compensation balance is expected to be expensed over a weighted average period of 3.0 years.

The following table summarizes the allocation of stock-based compensation included in operating expenses by line item in the Unaudited Consolidated Condensed Statements of Operations for the periods indicated (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Sales and marketing	$559	$504	$1,835	$1,198
Product development	$484	$385	$1,498	$968
General and administrative	$455	$425	$1,451	$1,188

Total	$1,498	$1,314	$4,784	$3,354

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

Related Party Transactions

LG-Nortel Co. Ltd. (“LGN”) owns approximately 24% of the Company’s outstanding Series E Convertible Preferred Stock, par value $1.00 per share (“the Series E Preferred Stock”) at March 31, 2008 and has a designated member on the Company’s board of directors. The Company purchased approximately $2.5 million and $8.5 million, respectively, of key telephone systems, commercial grade telephones, and voice mail products from LGN and an affiliate of LGN during the three and nine months ended March 31, 2008. The Company owed LGN and its affiliate a total of $2.7 million for product purchases at March 31, 2008. The Company’s payment terms with LGN and its affiliate are 90 days after shipment, except for shipments of single line telephones, which are 30 days after shipment. Current balances are non-interest bearing.

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

The purchase price for Vertical Networks consisted of: $12.5 million in cash, paid at closing, with an additional $1.0 million held in escrow to secure Vertical Networks’ indemnification obligations to us, $1.0 million in transaction costs, the assumption of most liabilities of Vertical Networks and an earnout provision of up to $4.3 million. The earnout obligation is equal to the first $4.3 million of non-refundable software license revenues collected by us from CVS Pharmacy, Inc. (“CVS”) in connection with a specific contract. We have paid $2.0 million of the earn-out provision and accrued an additional $0.3 million of the earn-out provision through March 31, 2008.

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

(4) INVENTORIES

Inventories, net, at March 31, 2008 and June 30, 2007 are $13.9 million and $12.8 million, respectively, consisting of the following (in thousands):

	March 31, 2008	June 30, 2007
Raw Materials	$717	$465
Finished Goods	$13,219	$12,353

	$13,936	$12,818

(5) INTANGIBLE ASSETS

Intangible assets related to the acquisitions of Vertical Networks, Comdial and Vodavi at March 31, 2008 and June 30, 2007 consist of the following (in thousands):

	March 31, 2008	June 30, 2007	Life in Years
Acquired technology-Vertical Networks	$800	$800	5
Acquired customers relationships-Vertical Networks	3,500	3,500	5
Trade names/trademarks-Comdial	200	200	1
Acquired customer relationships-Comdial	3,300	3,300	10
Acquired technology- Comdial	800	800	5
Trade names-Vodavi	690	690	4
Customer relationships-Vodavi	10,440	10,440	9
Customer relationships, other-Vodavi	600	600	8
Existing technology-Vodavi	220	220	4

	20,550	20,550
Accumulated amortization	(6,395)	(4,285)

	$14,155	$16,265

Amortization expense for the three and nine months ending March 31, 2008 was $0.7 million and $2.1 million respectively, of which $94,000 and $282,000, respectively, was included in cost of sales. For the three and nine months ending March 31, 2007, amortization expense was $0.7 million and $1.5 million respectively, of which $84,000 and $258,000, respectively, was included in cost of sales.

(6) DEBT

Debt Related to Comdial Acquisition

We financed a portion of the purchase price for the Comdial Assets (the “2005 Debt Financing”) by entering into a loan agreement with Silicon Valley Bank (“SVB”) on September 28, 2005 (the “SVB Loan Agreement”). The SVB Loan Agreement terms provided the Company with a revolving line of credit in an amount not to exceed $7.0 million (the “Revolving Loan”), as well as a $2.0 million term loan (the “Term Loan”). The Revolving Loan initially matured on September 27, 2006. On September 27, 2006, the Company entered into a Third Loan Modification Agreement with SVB under which the maturity date of the Revolving Loan was extended from September 27, 2006 to October 31, 2006. The Term Loan was payable in monthly principal installments of $133,333 plus interest, due beginning July 31, 2006 through and until the maturity date of September 26, 2007.

On September 28, 2005, the Company also executed a secured promissory note in the aggregate principal amount of $2.5 million (the “Comdial Note”). The Comdial Note was issued to the Comdial bankruptcy estate (the “Comdial Estate”) in connection with the acquisition of the Comdial Assets. The Comdial Note was subject to interest at the rate of 8% per annum and initially matured on the first anniversary of the closing date. On September 28, 2006, the Company and the Comdial Estate entered into an agreement which extended the maturity date of the Comdial Note from September 28, 2006 to November 1, 2006.

On October 18, 2006, the Company issued a Senior Secured Promissory Note to NEIPF, L.P. (see “Debt Related to Vodavi Acquisition” below for additional detail). The Company used proceeds from this loan to extinguish all of the then outstanding loans with SVB and the Comdial Estate.

Debt Related to Vodavi Acquisition

On October 18, 2006, the Company entered into a Credit Agreement with Columbia Partners, LLC Investment Management (“Columbia”) and NEIPF, L.P. (“Lender”) in which the Company agreed to (a) issue a senior secured promissory note payable to Lender (the “Initial Bridge Note”) in the amount of $10.0 million, (b) issue a senior secured promissory note payable to Lender (the “Term Note” and, together with the Initial Bridge Note, the “Loans”) in the principal amount of $15.0 million; and (c) upon the issuance of the Initial Bridge Note, issue to Lender a warrant to purchase 4,500,000 shares of the Company’s common stock at an exercise price equal to $0.01 per share (the “Lender Warrant”).

The Credit Agreement initially contained certain financial covenants related to minimum revenue, minimum EBITDA and cash availability. On October 15, 2007, the Company entered into an amendment to the Credit Agreement effective as of September 30, 2007, which modified the financial covenants. At December 31, 2007, the Company was not in compliance with the amended financial covenants related to minimum revenue and EBITDA. Accordingly, the Company reclassified the total principal and interest due of $16.9 million to current portion of long term debt in the condensed consolidated balance sheet at December 31, 2007. On March 17, 2008, the Company entered into a second amendment to the Credit Agreement effective as of December 31, 2007, which modified the financial covenants. Pursuant to the second amendment of the Credit Agreement, the Company must (a) maintain cash, cash equivalents or available borrowing capacity of specified amounts ranging from $4.0 million to $5.0 million as of the last day of each calendar month; (b) beginning with the trailing three month period ended March 31, 2008 and for each quarter thereafter, maintain specified minimum EBITDA; and (c) beginning with the trailing three month period ended March 31, 2008, maintain specified minimum revenue. As of March 31, 2008, the Company is in compliance with the financial covenants of the amended Credit Agreement.

Silicon Valley Bank

On May 25, 2007, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with SVB providing for a line of credit of up to $10.0 million (the “Line of Credit”).

The Loan Agreement initially contained certain financial covenants related to minimum revenue, minimum EBITDA and cash availability. On October 15, 2007, the Company entered into an amendment to the Credit Agreement effective as of September 30, 2007, which modified the financial covenants. At December 31, 2007, the Company was not in compliance with the amended financial covenants related to minimum revenue and EBITDA. On March 17, 2008, the Company entered into a second amendment to the Loan Agreement effective as of December 31, 2007, which modified the financial covenants. Pursuant to the second amendment of the Loan Agreement, the Company must (a) maintain cash, cash equivalents or available borrowing capacity of specified amounts ranging from $4.0 million to $5.0 million as of the last day of each calendar month; (b) beginning with the trailing three month period ended March 31, 2008 and for each quarter thereafter, maintain specified minimum EBITDA; and (c) beginning with the trailing three month period ended March 31, 2008, maintain specified minimum revenue. As of March 31, 2008, the Company is in compliance with the financial covenants of the amended Loan Agreement.

Convertible Promissory Notes

On March 17, 2008, the Company entered into a securities purchase agreement (the “SPA”) with certain investors (the “Initial Investors”) pursuant to which the Company agreed to (1) the issuance and sale of subordinated convertible promissory notes (the “Notes”) and (2) upon conversion of the Notes, the issuance of a to-be-established series of the Company’s preferred stock (the “Series F Preferred Stock”) and, if applicable, warrants (the “Series F Warrants”) to purchase shares of the Company’s common stock. Under the SPA, the Company received aggregate proceeds of $5,250,000 from the Initial Investors in exchange for the issuance and sale of the Notes. There are certain rights of first refusal and rights offering provisions in the SPA which provide for the sale and issuance of additional notes up to an aggregate maximum principal amount of $7,500,000. The Notes accrue interest at the rate of 15% annually and mature on or after twelve months. The Notes are subordinate to the Credit Agreement and the Loan Agreement.

On or before May 16, 2008 (the “Outside Date”), the Notes will automatically convert into shares of Series F Preferred Stock. If there is a qualifying investment, defined as an investment by LG-Nortel, Inc. (“LGN”) that (a) closes on or before the Outside Date, and (b) is pursuant to the SPA which LGN becomes a party to, and (c) LGN purchases a minimum of $1.0 million in principal amount of the Notes, then the Notes automatically convert into “Section 5(a)” preferred stock. If no qualifying investment occurs prior to the Outside Date, then the Notes automatically convert into “Section 5(b)” preferred stock. The Notes convert into Series F Preferred Stock at a rate of one share per $1,000 of outstanding principal and accrued interest (rounded to the nearest share). The initial conversion price of the Series F Preferred Stock to common stock is $0.05 per share.

The material terms of the Section 5(a) preferred stock are as follows:

1.	With regard to the powers, designations, preferences and rights, the Section 5(a) preferred stock is substantially similar to the Series E Preferred Stock (see Note 8) and ranks equally with respect to the payment of dividends, redemption and rights upon liquidation, dissolution or sale of the Company.

2.	In connection with the automatic conversion of the Notes into Section 5(a) preferred stock, the holders will receive warrants to purchase common shares at an exercise price of $0.01 per share. The number of shares for which the warrants are exercisable is calculated as the original principal amount of the Note divided by $0.05 (the conversion price of the Series F Preferred Stock into common stock).

The material terms of the Section 5(b) preferred stock are as follows:

1.	The Section 5(b) preferred stock ranks senior to all other classes or series of capital stock with respect to the payment of dividends, redemption and rights upon liquidation, dissolution or sale of the Company.

2.	The Section 5(b) preferred stock accrues a cash dividend at the rate of $120 per year per share payable before any dividend is paid on any other shares of the Company’s capital stock.

3.	In the event of redemption, liquidation, dissolution or sale of the Company, the holders of the Section 5(b) preferred stock are entitled to receive an amount equal to three times the purchase price per share plus all declared and unpaid dividends.

4.	Other than as noted above, the Section 5(b) preferred stock is substantially similar to the Series E Preferred Stock with regard to the powers, designations, preferences and rights. No warrants will issue upon automatic conversion of the Notes into Section 5(b) preferred stock.

Events of default under the Notes include the dissolution or termination of the Company; failure by the Company to pay all amounts payable under the Notes when due; involuntary or voluntary filing for a bankruptcy petition and a breach or default under any of the Company’s debt agreements. Should an event of default occur, remedies available to the Initial Investors include acceleration requiring immediate payment of all or any portion of the obligations under the Notes but only upon consent of the holder or holders of at least a majority of the aggregate principal amount outstanding under the Notes and the holders have all rights and remedies generally afforded to creditors.

Under the SPA, the Company was required to have entered into amendments to both the Credit Agreement and the Loan Agreement on terms satisfactory to the Initial Investors. In addition, the Company agreed to register the shares of common stock issuable upon conversion of the Series F Preferred Stock and Series F Warrants, if applicable, for resale by the Series F investors under the Securities Act upon the request of the investors and to use its best efforts to cause the Registration Statement to become effective as promptly as possible.

In conjunction with the SPA, the Initial Investors entered into a Consent and Waiver Agreement under which they agreed to, among other things, a charter amendment to increase the number of authorized shares of common stock from 250 million to 750 million and to waive the anti-dilution provisions of the Series E Certificate of Designations with respect to both the conversion price of the Series E Preferred Stock and the warrants issued in conjunction with the Series E Preferred Stock.

The Company evaluated the SPA and the Notes under the guidance in EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants and determined that the financial instruments should be initially recorded as a liability as the investors can elect net-cash settlement of the Notes under certain circumstances that are outside the control of the Company. The Company reviewed the guidance in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to determine if the embedded conversion feature should be accounted for separately and determined that under paragraph 11(a) and EITF Issue No. 00-19, the Company is not required to bifurcate the conversion feature as that feature on a standalone basis would be classified as an equity instrument of the Company. Therefore, pursuant to the guidance in EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company determined that the intrinsic value of the beneficial conversion feature is greater than the value of the Notes and thus recorded a discount on the debt equal to the face value, which will be accreted over the term of the Notes using the effective interest method.

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

(8) CONVERTIBLE REDEEMABLE PREFERRED STOCK

Series D Preferred Stock

On February 9, 2006, the Company completed the sale (the “Series D Financing”) of 5,000 shares of its Series D Convertible Preferred Stock, par value $1.00 per share (the “Series D Preferred Stock”) and warrants to purchase an aggregate of 1,041,667 shares (the “Series D Warrants”) of the Company’s common stock pursuant to a Securities Purchase Agreement (the “2006 Securities Purchase Agreement”) between the Company and certain investors (the “Series D Investors”). The aggregate proceeds to the Company from the Series D Financing was $5.0 million. The Series D Preferred Stock accrues dividends at a rate of $80 per year and is subject to anti-dilution adjustments in the event the Company issues additional shares of common stock for consideration that is less than the conversion price of the Series D Preferred Stock. Beginning February 9, 2009, the Series D Preferred Stock may be redeemed at a price equal to the Original Issue Price, plus unpaid dividends provided that the holders of a majority of the outstanding shares consent to the redemption. In addition to the shares of Series D Preferred Stock, the Company issued warrants to purchase an aggregate of up to 1,041,667 shares of common stock at a per share exercise price of $0.01. The Series D warrants are also subject to anti-dilution adjustments. Our obligation to the Series D Preferred Stockholders, should they choose to redeem the stock at or after the redemption date is $4.9 million plus accrued but unpaid dividends of $764,000.

Series E Preferred Stock

On December 1, 2006, the Company completed the sale (the “Series E Financing”) of 27,400 shares of its Series E Convertible Preferred Stock, par value $1.00 per share (the “Series E Preferred Stock”) and warrants to purchase an aggregate of 25,849,059 shares (the “Series E Warrants”) of the Company’s common stock pursuant to the Amended and Restated Securities

Purchase Agreement between the Company and certain investors (the “Series E Investors”) (the “Series E Securities Purchase Agreement”). The aggregate proceeds to the Company from the Series E Financing was $27.4 million. The Series E Preferred Stock accrues dividends at a rate of $100 per year and is subject to anti-dilution adjustments in the event the Company issues additional shares of common stock for consideration that is less than the conversion price of the Series E Preferred Stock. Beginning three years from the date of issuance, the Series E Preferred Stock may be redeemed at a price equal to the Original Issue Price, plus unpaid dividends provided that any single holder of at least thirty percent (30%) of the outstanding shares consents to the redemption. In addition to the shares of Series E Preferred Stock, the Company issued warrants to purchase an aggregate of up to 25,849,059 shares of common stock at a per share exercise price of $0.58. The Series E warrants are also subject to anti-dilution adjustments. Our obligation to the Series E Preferred Stockholders, should they choose to redeem the stock at or after the redemption date is $27.4 million plus accrued but unpaid dividends of $3.7 million.

(10) COMPUTATION OF NET LOSS PER SHARE

Net loss per basic and diluted share are based upon the weighted average number of common shares outstanding. Common equivalent shares, consisting of outstanding stock options, convertible preferred shares and warrants to purchase common stock are included in the diluted per share calculations where the effect of their inclusion would be dilutive. Common stock equivalents have been excluded for all periods presented as they are antidilutive. For the periods ended March 31, 2008 and 2007, total common stock equivalents excluded are 108.1 million and 109.1 million, respectively.

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

(12) SUBSEQUENT EVENTS

On April 16, 2008, the Company entered into a Joinder Agreement with certain investors (the “Additional Investors”) to join as parties to the SPA entered into on March 17, 2008 with the Initial Investors. Pursuant to the Joinder Agreement, the Company issued and sold additional Notes in an aggregate principal amount of $1,047,064. In conjunction with the SPA, the Additional Investors entered into a Consent and Waiver Agreement under which they agreed to, among other things, a charter amendment to increase the number of authorized shares of common stock from 250 million to 750 million and to waive the anti-dilution provisions of the Series E Certificate of Designations with respect to both the conversion price of the Series E Preferred Stock and the warrants issued in conjunction with the Series E Preferred Stock.

Item 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including, without limitation, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements. These statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “expect,” “intend,” “may,” “would,” “could,” “plan,” “seek,” “potential,” “continue,” or the negative of these terms or other comparable terminology. You should not place undue reliance on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, levels of activity, performance or achievements. Factors that may cause actual results to differ materially from current expectations, which we describe in more detail elsewhere in this Quarterly Report on Form 10-Q under the heading Item 1-A “Risk Factors,” include, but are not limited to:

•	our history of losses and expectation of incurring future losses;

•	failure to increase the sales of our products;

•	continued inability to achieve profitability;

•	the loss of any of our key customers;

•	the introduction of competitive products, including other software- or server-based phone systems;

•	slower than expected development of the software- or server-based phone system market or any event that causes software- or server-based phone systems to be less attractive to customers;

•	deteriorating financial performance;

•	failure to protect our intellectual property;

•	failure to achieve the anticipated benefits from our acquisitions of Vodavi and Comdial, including, without limitation, failing to obtain the desired benefits for the Company’s dealers and customers;

•	the assumptions about the future performance of the Vodavi operations may prove to be incorrect;

•	the inability to achieve the desired synergies and economies of scale after the acquisition of Vodavi;

•	the inability to become a significant player within the IP-PBX telephony market.

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

Due to the lengthy period of time over which we amortize the revenue and cost of goods sold related to these systems, the revenue and cost of goods sold we report in any one period excludes certain of the revenue and cost of goods sold relating to shipments in that period and includes revenue and costs of goods sold relating to shipments made in prior periods. As a result, our reported revenue and costs of goods sold may not necessarily be indicative of our ability to generate customer orders in a particular period. The difference between reported revenue and costs of goods sold and customer orders in any period could be either positive or negative, and cannot be reliably predicted from period to period. The following tables demonstrate this effect by showing the amount of revenue, cost of goods sold and gross profit from systems shipped during the three months ended March 31, 2008 and 2007 that was deferred at each quarter end (in thousands).

	Deferred Revenue	Deferred Cost of Goods Sold	Deferred Gross Profit
March 31, 2008	$649	$369	$280
March 31, 2007	56	29	27

The following table details the amount of revenue, cost of goods sold and gross profit from systems shipped during prior reporting periods that was recognized at each quarter end for the three month period ended March 31, 2008 and 2007 (in thousands).

	Recognition of Revenue Deferred in Prior Period	Recognition of Cost of Goods Sold Deferred in Prior Period	Recognition of Gross Profit Deferred in Prior Period
March 31, 2008	$2,056	$1,145	$911
March 31, 2007	2,222	1,215	1,007

The following tables show the amount of revenue, cost of goods sold and gross profit from systems shipped during the nine months ended March 31, 2008 and 2007 that was deferred at each quarter end (in thousands).

	Deferred Revenue	Deferred Cost of Goods Sold	Deferred Gross Profit
March 31, 2008	$1,139	$642	$497
March 31, 2007	2,406	1,106	1,300

The following table details the amount of revenue, cost of goods sold and gross profit from systems shipped during prior reporting periods that was recognized for the nine month periods ended March 31, 2008 and 2007 (in thousands).

	Recognition of Revenue Deferred in Prior Period	Recognition of Cost of Goods Sold Deferred in Prior Period	Recognition of Gross Profit Deferred in Prior Period
March 31, 2008	$6,132	$3,411	$2,721
March 31, 2007	6,388	3,500	2,888

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

Summary

The following is a summary of the areas that management believes are important in understanding the results of the fiscal quarter and nine months ended March 31, 2008. This summary is not a substitute for the detail provided in the following pages or for the condensed consolidated financial statements and notes that appear elsewhere in this document.

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

•

General and administrative expenses, which generally represent salaries and employee benefits costs of executive, administrative, operations, finance, human resource and IT personnel, as well as professional fees, insurance costs, consulting fees, administrative expenses and depreciation;

•	Stock-based, non-cash compensation expense; and

•	Amortization of intangible assets acquired from Vertical Networks, Comdial and Vodavi.

Results of Operations

Net Revenue

Net revenue was $16.1 million and $54.5 million for the three and nine months ended March 31, 2008, respectively, representing a decrease of 29% and 4%, from $22.7 million and $56.6 million for the same fiscal periods from prior year. The decrease in net revenue is primarily attributable to lower sales of our legacy products due to significant competitive pressures in the small to medium business marketplace, lower sales of Xcelerator IP and to lower sales to one of our largest retail chain customers. Our recently launched next generation products (Wave IP 2500 and SBX IP350) were developed to provide more cost-effective IP-based systems and applications and we expect these products to improve revenue momentum in the future.

We distribute our products both domestically and internationally. International product revenue was $0.5 million, or 3% of total revenue, for the three months ended March 31, 2008 and $0.5 million, or 2% of total revenue, for the three months ended March 31, 2007. International product revenue for the nine months ended March 31, 2008 was $1.4 million, or 3% of total revenue, and $1.5 million, or 3% of total revenue, for the nine months ended March 31, 2007.

Gross Profit (in thousands, except percentages)

	Three Months Ended		Change	Nine Months Ended		Change
	March 31, 2008	March 31, 2007		March 31, 2008	March 31, 2007
Gross Profit	$7,780	$10,458	(2,678)	$25,413	$27,231	(1,818)
% of Net Revenue	48%	46%		47%	48%

Gross profit as a percentage of revenue increased in the quarter ended March 31, 2008 as compared with the same quarter of 2007, primarily as a result of the increased percentage of sales of our newer product lines which have a higher margin compared to our legacy products. The decrease in gross profit as a percentage of net revenue for the nine months ended March 31, 2008, compared to the corresponding period ended March 31, 2007, was due primarily to the addition of revenue and associated cost of sales from the acquisition of Vodavi, which sales have a lower margin compared to other of our product lines.

Operating Expenses (in thousands, except percentages)

	Three Months Ended		Change	Nine Months Ended		Change
	March 31, 2008	March 31, 2007		March 31, 2008	March 31, 2007
Sales and Marketing	$4,662	$4,677	0%	$14,574	$11,952	22%
% of Net Revenue	29%	21%		27%	21%
Product Development	$4,038	$3,573	13%	$11,905	$9,706	23%
% of Net Revenue	25%	16%		22%	17%
General and Administrative	$3,796	$3,945	(4)%	$11,537	$11,972	(4)%
% of Net Revenue	24%	17%		21%	21%
Total Operating Expenses (including Amortization of intangibles)	$13,105	$12,814	2%	$39,844	$34,920	14%
% of Net Revenue	81%	56%		73%	62%

Sales and Marketing

For the three months ended March 31, 2008, sales and marketing expenses remained essentially the same, while their costs as a percentage of revenue increased from 21% to 29% compared with the corresponding period in 2007, as a result of the lower revenue in the current period. For the nine months ended March 31, 2008, sales and marketing expenses increased by $2.6 million, and their costs as a percentage of revenue increased from 21% to 27% compared with the corresponding period in 2007. The increase in sales and marketing expenses in aggregate dollars for the nine months ended March 31, 2008 compared to the corresponding period ended March 31, 2007 was due primarily to increased personnel and travel expenses as a result of the acquisition of Vodavi and to increased marketing expenditures to promote our new product lines. The Company employed 109 sales and marketing personnel in the quarter ended March 31, 2008.

Product Development

For the three months ended March 31, 2008, product development expenses increased by $0.5 million and such costs as a percentage of revenue increased from 16% to 25% compared with the corresponding period in 2007, primarily as a result of the lower revenue in the current period. For the nine months ended March 31, 2008, product development expense increased by $2.2 million and such costs increased as a percentage of revenue from 17% to 22% compared with the corresponding period in 2007. The increase in product development expenses in aggregate dollars for the three and nine months ended March 31, 2008 compared to the corresponding periods ended March 31, 2007 was due primarily to additional costs related to our next generation product development efforts. The Company employed 96 product development personnel in the quarter ended March 31, 2008.

General and Administrative

For the three months ended March 31, 2008, general and administrative expense decreased $0.1 million, whereas such costs as a percentage of revenue increased from 17% to 24% as compared with the same period in 2007, primarily as a result of the lower revenue in the current period. For the nine months ended March 31, 2008, general and administrative expense decreased $0.4 million, whereas such costs as a percentage of revenue remained unchanged at 21% compared with the same period in 2007. The decrease in general and administrative expenses for the three and nine month periods ended March 31, 2008 compared to the same periods ended March 31, 2007, was primarily driven by elimination of overhead redundancies following the acquisition of Vodavi. The Company employed 43 general and administrative personnel in the quarter ended March 31, 2008.

Operating Loss

For the quarter ended March 31, 2008, our operating loss increased $3.0 million, or 126% to ($5.3) million on revenue of $16.1 million, from an operating loss of ($2.4) million on revenue of $22.7 million for the quarter ended March 31, 2007. This was due to a decrease in gross profit of $2.7 million and an increase of $0.3 million in operating expense. For the nine months ended March 31, 2008, our operating loss increased $6.7 million, or 88%, to ($14.4) million on revenue of $54.5 million, from an operating loss of ($7.7) million on revenue of $56.6 million for the nine months ended March 31, 2007. The factors affecting this increase in operating loss were a $1.8 million decrease in gross profit associated with lower revenue and a $4.9 million increase in operating expense, primarily a result of the operating expenses added as a result of the Vodavi acquisition and the expenses associated with development and promotion of our new product lines.

Included in the operating loss are non-cash stock-based compensation expense of $1.5 million and $4.8 million in the three and nine months ended March 31, 2008, respectively, compared with $1.3 million and $3.4 million in the three and nine months ended March 31, 2007, respectively, and depreciation and amortization expense of $1.0 million and $2.9 million in the three and nine months ended March 31, 2008, respectively, compared with $1.1 million and $2.6 million in the three and nine months ended March 31, 2007, respectively.

As mentioned above under the caption Revenue Recognition, we defer a portion of the revenue and cost of goods sold related to current period shipments while recognizing revenue and cost of goods sold from shipments in prior periods.

Interest Expense

Interest expense for the three and nine months ended March 31, 2008 was $0.7 and $2.0 million, respectively, compared with $1.7 million and $3.1 million, respectively, for the three and nine months ended March 31, 2007. The decrease in interest expense relates to retirement of debt instruments incurred in order to finance the acquisition of Vodavi.

Income Tax Expense

While we incurred net losses in the three and nine month periods ended March 31, 2008 and 2007, we recorded a deferred tax provision associated with the goodwill created and intangibles acquired with the Vertical Networks and Comdial acquisitions. The effective tax rate utilized for the provision was 40.0%.

Financial Condition, Liquidity And Capital Resources

	Positions at		Change
	March 31, 2008	June 30, 2007
Cash and cash equivalents	$3,879	$8,019	$(4,140)
Working capital (excl. restricted cash)	$(625)	$4,841	$(5,466)

	Nine Months Ended March 31, 2008	Nine Months Ended March 31, 2007	Difference
Cash used in operating activities	$(4,816)	$(4,606)	$(210)
Cash used in investing activities	$(1,312)	$(25,817)	$24,505
Cash provided by financing activities	$1,959	$40,247	$(38,288)

Net cash flows used in operating activities were $4.8 million during the nine months ended March 31, 2008. The cash used in operating activities was due primarily to a net loss of $17.2 million, offset by depreciation and amortization of $3.1 million and $4.8 million relating to a non-cash compensation charge.

Working capital, consisting of total current assets minus current liabilities, was ($0.6) million at March 31, 2008. This compared to a working capital of $4.8 million at June 30, 2007, representing a decrease of $5.5 million. The decrease in working capital at March 31, 2008 is primarily due to the $4.1 million decrease in cash.

We have incurred losses and negative or minimal positive cash flows from operations in every fiscal period since 1996 and have an accumulated deficit, including non-cash equity charges, of $108.6 million as of March 31, 2008. For the nine months ended March 31, 2008 we incurred a net loss of approximately $17.2 million and had negative cash flows from operations of $4.8 million. Our management expects that operating losses will continue in the near future. As of December 31, 2007, our cash resources were not adequate to meet our short-term requirements through the end of the 2008 fiscal year. In March 2008, we closed the initial tranche of the Series F Financing (see Notes 6 and 12 to the Condensed Consolidated Financial Statements). As a result, we anticipate that we will meet our forecasted cash requirements for the next twelve months. A change in circumstance, such as a reduction in the demand for our products, could necessitate that we seek additional debt or equity capital or take actions to reduce our operating costs to levels that can be supported by our available cash. Such additional financings may not be available on terms acceptable to us, or at all, and may significantly affect our stockholders, including for example, by substantially diluting their ownership interest.

Contractual Obligations

(in thousands)	Payment due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Obligations (1)	$26,127	$8,824	$17,303	$—	$—
Operating Lease Obligations (2)	5,667	1,738	3,878	51	—
Open Purchase Order Commitments (3)	12,953	12,953	—	—	—

Total	$44,747	$23,515	$21,181	$51	$—

(1)	Debt obligations include a revolving credit facility with SVB, a term loan with Columbia Partners, notes payable to the Series F investors and capital equipment leases. See Note 6 to the Condensed Consolidated Financial Statements for additional information.
(2)	The Company leases office, product packaging, storage space and equipment warehouses under noncancelable operating lease agreements expiring through 2012.
(3)	We outsource substantially all of our manufacturing requirements. As of March 31, 2008, we have outstanding purchase obligations of approximately $13.0 million with our contract manufacturers that could not be cancelled without significant penalties.

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

Evaluation of Disclosure Controls and Procedures.

As of March 31, 2008, our management, with the participation of our Audit Committee, Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our Disclosure Controls and Procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, the design and operation of these disclosure controls and procedures were effective during the nine months ended March 31, 2008.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the nine months ended March 31, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A—Risk Factors

There are no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007, filed with the SEC on October 15, 2007 as amended on Form 10-K/A on October 29, 2007.

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

VERTICAL COMMUNICATIONS, INC.

Dated: May 15, 2008	/s/ William Y. Tauscher
William Y. Tauscher
Chief Executive Officer and Chairman of the Board

Dated: May 15, 2008	/s/ Kenneth M. Clinebell
Kenneth M. Clinebell
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer )