Form 10-K
period 2008-06-30
Vertical Communications, Inc.
filed 2008-10-09
CIK 877931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549-1004

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2008

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number 000-19462

VERTICAL COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-0446453
(State or Other Jurisdiction of Incorporations or Organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the 9,075,492 shares of common stock held by non-affiliates was approximately $6,171,335 at December 31, 2007, which was the last business day of the registrant’s most recently completed second fiscal quarter, based on the $0.68 closing price for the Registrant’s common stock on the over the counter bulletin board.

As of September 19, 2008, 52,377,272 shares of the registrant’s common stock, par value $0.01, were issued and outstanding.

VERTICAL COMMUNICATIONS, INC.

FISCAL 2008 FORM 10-K

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements reflect our views with respect to future events based upon information available to us at this time. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from these statements. Forward-looking statements are typically identified by the use of the words “believe,” “may,” “could,” “will,” “should,” “expect,” “anticipate,” “estimate,” “project,” “propose,” “plan,” “intend,” and similar words and expressions. Examples of forward-looking statements are statements that describe the proposed development, manufacturing, and sale of our products; pricing trends, the markets for our products, our anticipated capital expenditures, our cost reduction and operational restructuring initiatives, and anticipated regulatory developments; statements with regard to the nature and extent of competition we may face in the future; statements with respect to the sources of and need for future financing; and statements with respect to future strategic plans, goals, and objectives. Forward-looking statements are contained in this report under “Description of Business” included in Item 1 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of Part II of this Annual Report on Form 10-K. The forward-looking statements are based on present circumstances and on our predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences and timing than those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. These cautionary statements are intended to be applicable to all related forward-looking statements wherever they appear in this report. The cautionary statements contained or referred to in this report should also be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. Any forward-looking statements are made only as of the date of this report and Vertical Communications assumes no obligation to update forward-looking statements to reflect subsequent events or circumstances.

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

Vertical brings value to our customers through our focus on the specific needs of their businesses. We sell our products to businesses of all sizes and types, with specific focus on small and medium-sized businesses (“SMBs”) up to 500 users per site as well as large, distributed enterprises (“LDEs”) up to several thousand sites in a given organization. As our name implies, we also focus on the communications requirements of these organizations by vertical segment, including retail, restaurant, financial services, healthcare, legal, real estate and professional services. Vertical’s value proposition to these end customers is composed of providing cost-effective, application-rich, flexible and easy to deploy telephony systems as well as investment protection and a strong migration path from traditional legacy systems to next generation IP and application-rich systems. We believe that an ongoing, fundamental shift in the telephony system marketplace centered around a technology shift to Internet Protocol (“IP”) based communications and the resulting opportunity to provide higher value-added communications solutions to customers continues to create significant opportunities for next-generation telecommunications companies like Vertical and will fuel the trend for migration to IP-based systems in our customer base and channels, and provide incremental revenue growth opportunities for our business.

Vertical filed a Form 15 with the Securities and Exchange Commission on July 29, 2008 in order to voluntarily deregister its common stock and expects that the deregistration of its shares will become effective 90 days after the filing of the Form 15. The Company is eligible to voluntarily deregister its shares as it had fewer than 300 shareholders of record as of July 29, 2008.

We maintain a website at www.vertical.com. We are not including the information contained on our website as part of this report, nor are we incorporating the information on our website into this report by reference.

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

Vertical Communications Name Change. On April 21, 2006, the Company officially changed its name to Vertical Communications, Inc.

Vodavi Acquisition. On December 1, 2006, Vertical acquired the assets and ongoing business of Vodavi Technology, Inc., makers of business communications systems and software applications designed for small to medium-sized businesses (see the “Our Products” section below). Vertical also expanded its channel with this acquisition.

OUR PRODUCTS

Vertical offers a large portfolio of next generation (IP-based and converged) and legacy (TDM-based) telephony systems and related applications. The vast majority of the Company’s Research and Development is focused around developing and supporting next generation IP-PBX systems and applications (such as Wave IP 2500, SBX IP 320 and Xcelerator IP, as further described below), and providing a cost-effective migration path for Vertical’s large customer base and dealer channel from existing legacy products to these next-generation products.

Vertical Wave IP 2500. Vertical Wave IP 2500™, launched in October 2007, is the Company’s flagship next-generation business communications solution for both SMBs and LDEs. A highly modular IP-based business communications solution, Wave is able to support small as well as large enterprise requirements, includes native gateway capabilities to support IP as well as non-IP network and endpoints for maximum flexibility, and offers a portfolio of integrated communications applications. A key competitive advantage of Wave is its ‘Applications Inside’ architecture, which enables customers to run a number of business communications applications in addition to IP-PBX services on a single Wave IP-2500 server, and therefore very cost effectively and with easy administration. Wave supports a range of IP and legacy endpoints and offers a cost-effective migration path for Vertical’s existing customer base.

Vertical SBX IP 320. Developed for Vertical by its strategic partner, LG-Nortel, the Vertical SBX IP 320™ gives small businesses access to the advantages of a big company PBX including a rich feature set, robust telephony applications and significant cost-savings associated with Voice over IP (“VoIP”). The SBX IP 320 supports both traditional and IP endpoints and trucking in a single system, so businesses can deploy VoIP immediately, or in the future. With scalability of up to 32 users per system and the capability to network up to 72 systems together, the SBX 320 offers the latest advances in converged IP telephony technology at a price point that can’t be matched.

Xcelerator IP. Xcelerator IP™ offers an integrated data and voice communications solution for small businesses and small office/home office (“SOHO”) customers. It is comprised of an all-in-one wired/wireless data and voice telephony gateway with integrated router and firewall along with a suite of PBX telephony features, auto attendant and voicemail. Xcelerator IP provides a cost-effective option for small businesses and SOHO users by incorporating comprehensive data networking and telephony functions in a single system as well as through enabling use of SIP voice calling which offers significant lower calling costs than traditional PSTN voice services. The IP 2007 handset is a SIP-ready business class phone that is designed for use with Xcelerator IP.

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

MANUFACTURING AND SUPPLIERS

Wave IP 2500. Vertical designs and distributes the hardware on which the Wave IP 2500 software operates, including phones and custom server hardware. We do not manufacture the hardware portion of the Wave product ourselves. Our Wave products are manufactured by third parties using commercially available components in the manufacture of the custom hardware incorporated into the product.

SBX IP 320. We obtain our SBX IP 320 products under a supply arrangement with LG-Nortel Co., Ltd. (“LGN”). We obtain all of our traditional commercial grade telephones and replacement parts for such telephones from LG Sritahi InfoComm (Thailand) Co., Ltd., (“LGICTH”), a joint venture between LGN and Srithai Group, a Thailand-based entity. We make all purchases pursuant to an agreement on a purchase order basis.

Xcelerator IP. We do not manufacture the hardware utilized by the Xcelerator IP products ourselves, but hold inventory for purposes of distribution to our dealers and distributors. Our Xcelerator products are manufactured by a third party.

InstantOffice Manufacturing. Vertical designs and distributes the hardware on which the InstantOffice software operates, including phones and custom server hardware. We do not manufacture the hardware portion of the InstantOffice product ourselves, and we hold only limited amounts of inventory for purposes of replacements of systems or parts as required for field support. Our InstantOffice products are manufactured by third parties using commercially available components in the manufacture of the custom hardware incorporated into the product.

TeleVantage Manufacturing. We do not manufacture any of the hardware necessary to be used in conjunction with our TeleVantage software-based phone system. Our software is delivered to our customers either electronically, via CD-ROM or loaded onto a certified system by our distributors or resellers. Our distributors provide Dialogic® voice processing hardware and Host Media Processing (HMP) software for sale with TeleVantage.

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

Vodavi Manufacturing. We obtain our telephone systems, some of our telephony applications, and our commercial grade telephones under supply arrangements with various third-party manufacturers, including LG-Nortel Co., Ltd. (“LGN”). We also purchase certain voice processing products from third parties on an OEM basis. We obtain a majority of our telephone systems, voice mail products and IP-based commercial grade telephones from LGN, which owns the rights to produce this equipment.

We currently maintain a $5.0 million insurance policy to cover lost revenue in the event of significant interruptions in purchases from our overseas manufacturers.

SEASONALITY

Substantially all of our Wave, SBX, TeleVantage, Comdial and Vodavi product family revenue in each fiscal quarter results from orders booked in that quarter. A significant percentage of these bookings and sales to major distributors on a quarterly basis historically has occurred during the last month of the quarter and is usually concentrated in the latter half of that month.

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

BACKLOG

At June 30, 2008, the Company had a backlog of $1.0 million of which $0.4 million related to Comdial products, $0.3 million related to Instant Office products, $0.2 million related to Wave products and $0.1 million related to Vodavi products, all of which is expected to be fulfilled during fiscal 2009. At June 30, 2007, the Company had a backlog of $0.6 million of which $0.3 million related to InstantOffice, $0.2 million related to Comdial and $0.1million related to Vodavi. At June 30, 2006 the Company had a backlog of $2.6 million of which $2.1 million related to InstantOffice and $0.5 million related to Comdial.

The timing of new product announcements and introductions by us, or significant product returns by major customers to us, could also result in material fluctuations in quarterly operating results. The timing of orders from large enterprise customers – historically associated with our InstantOffice product family – could also result in material fluctuations in quarterly operating results. We are actively marketing our Wave product family to these large enterprise customers, which might create material fluctations in the future for our quarterly operating results.

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

Marketing. Our marketing programs have three primary objectives:

•	to create brand name recognition of Vertical and its products, positioning Vertical as a strong player in the telephony space;

•	to generate sales leads for our resellers, distributors and systems integrators; and

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

SIGNIFICANT CUSTOMERS

We sell our products through a variety of channels of distribution, including system integrators, distributors, resellers and OEMs. For the years ended June 30, 2008 and 2007, the largest of the distributors of our Comdial, Vodavi, Wave and SBX products, Graybar, accounted for 16% and 16%, respectively, of total net sales. The loss of this distributor would be likely to have a material adverse effect on our business and our results of operations.

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

ENGINEERING, RESEARCH AND DEVELOPMENT

Our ability to compete is also dependent upon the timely introduction of new products to the marketplace and the timely enhancement of existing products. Our engineering and product development team develops software and hardware to provide advanced call handling and voice applications to integrate voice-based technology into the overall business intelligence systems of organizations ranging from small to mid-size businesses to large distributed enterprises. The products include but are not limited to IP-PBX systems, unified communications software, call center software, interactive voice response (IVR) software, telecommunications systems management software and vertical industry-specific applications. In addition, we are currently making a substantial investment in the unified engineering and product management team that is working on Vertical Wave, our next-generation

IP-PBX product family, which is launched in fiscal 2008. Wave is designed to address the fast-growing demand for IP-based and application rich telephony solutions and provide a smooth migration path to next generation capabilities for our current installed base, which includes customers of our Comdial, Vodavi, TeleVantage and InstantOffice product lines.

Product development expenses totaled approximately $16.0 million, $13.6 million and $11.6 million in the years ended June 30, 2008, 2007 and 2006, respectively.

INTELLECTUAL PROPERTY

We have a number of registered trademarks, including “Vertical,” “Wave IP 2500,” “SBX IP 320,” “TeleVantage,” “InstantOffice,” “Comdial,” and “Vodavi.” These registered trademarks have the effect of helping us identify and distinguish our corporate brand and product names from others in the marketplace and protecting us from unauthorized use of these trademarks. These registered trademarks are of material importance to us because they identify our name and our lines of products.

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

EMPLOYEES

As of June 30, 2008, we had 243 full-time employees, including approximately 113 in sales, marketing and customer support, 96 in engineering and product development, and 34 in general and administration functions. Our future success will depend in large part on our continued ability to retain highly skilled and qualified personnel. None of our employees are represented by a labor union. We have not experienced any work stoppages and believe that our relations with our employees are good.

INTERNATIONAL BUSINESS

We also market and sell our products in international markets. For the years ended June 30, 2008, 2007 and 2006, international sales accounted for 2%, 3% and 2% respectively, of total net sales. Less than 2% of our assets were deployed to support our international business for each of those years.

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

•	our ability to obtain U.S. export licenses and other required export or import licenses or approvals;

•	changes in the political, regulatory or economic conditions in a country or region; and

•	problems with protecting our intellectual property in foreign countries.

ITEM 2.	PROPERTIES

As of June 30, 2008, we leased property as detailed in the following table:

Location	Approximate Size	Owned or Leased	Expiration Date	Lease Intended Use
Cambridge, Massachusetts	11,202 sq ft.	Leased	September, 2012	Office
Santa Clara, California	24,907 sq ft.	Leased	July, 2010	Office
Phoenix, Arizona	54,014 sq ft.	Leased	December, 2011	Office/Warehouse
Phoenix, Arizona	19,180 sq ft.	Leased	May, 2009	Warehouse
Charlottesville, Virginia	26,375 sq ft.	Leased	Monthly	Office
Sarasota, Florida	67,832 sq ft.	Leased	Monthly	Office
Lawrenceville, Georgia	1,000 sq ft.	Leased	October, 2008	Office
Munich, Germany	2,000 sq ft.	Leased	January, 2009	Office

Total	206,510 sq ft.

Our corporate headquarters is located in Cambridge, Massachusetts. We maintain engineering laboratories, software development facilities, testing and product development facilities and customer support in our Santa Clara, California, Phoenix, Arizona and Charlottesville, Virginia offices. We maintain warehouses in our Phoenix, Arizona location. The Sarasota, Florida location includes offices for customer support, operations, information technology, human resources and finance. We maintain sales and customer support functions in our Munich, Germany office.

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

On March 3, 2008, our Board of Directors approved an amendment to our Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of our common stock, par value $0.01 per share from 250,000,000 to 750,000,000. On March 7, 2008, the holders of approximately 59.3% of our voting securities, voting as a single class on an as-converted basis, approved the amendment by written consent.

Upon filing of the Amendment with the Secretary of State of Delaware, the number of authorized shares of Common Stock was increased from 250,000,000 to 750,000,000.

The Board determined that this increase in the number of authorized shares of Common Stock was necessary and in the best interest of the Company and its stockholders to provide the Company with available Common Stock to satisfy its obligations under its outstanding equity securities and for any other corporate purposes.

For a complete description of the matters submitted to a vote of the stockholders, see the Definitive Information Statement filed on April 10, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

At June 30, 2008, our common stock was quoted on the OTC Bulletin Board under the symbol VRCC.OB.

The following table presents the high and low bid prices of our Common Stock for each quarter of the fiscal years ended June 30, 2008 and 2007 as reported by the OTC Bulletin Board. These quotations may reflect inter-dealer prices, without related mark-up, markdown or commission and may not necessarily represent actual transactions.

	2008		2007
	High	Low	High	Low
First Quarter, ending September 30	$1.57	$0.64	$1.01	$0.35
Second Quarter, ending December 31	$1.24	$0.55	$1.10	$0.38
Third Quarter, ending March 31	$0.70	$0.08	$1.07	$0.68
Fourth Quarter, ending June 30	$0.12	$0.06	$0.95	$0.60

We filed a Form 15 with the Securities and Exchange Commission on July 29, 2008 in order to voluntarily deregister our common stock and expect that the deregistration of our shares will become effective 90 days after the filing of the Form 15. The Company is eligible to voluntarily deregister its shares as it had fewer than 300 shareholders of record as of July 29, 2008.

On September 19, 2008, the high and low sales prices for our common stock on the OTC bulletin board were $.05 and $.05, respectively.

Shareholders

As of September 19, 2008, there were 52,377,272 shares of our common stock issued and outstanding and held by approximately 292 shareholders of record. This number counts each broker dealer and clearing corporation who hold shares for their customers as a single shareholder.

Dividend Policy

We have not paid a cash dividend on our common stock and do not anticipate doing so in the foreseeable future. Pursuant to the agreements executed in connection with the acquisitions of Vertical Networks, Comdial and Vodavi, we cannot pay any cash dividends on any shares of our capital stock without the prior written consent of M/C Venture Partners. Further, the Credit Agreement and the Loan Agreement (see Note 8 to the Consolidated Financial Statements) prohibit us from declaring any dividends on our shares of Common Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the securities authorized for issuance under our equity compensation plans. In accordance with the rules of the SEC, the information in the table is presented as of June 30, 2008, the end of our most recently completed fiscal year.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	18,269,560	$1.00	57,145,591
Equity compensation plans not approved by security holders	—	—	—

Total	18,269,560	$1.00	57,145,591

Recent Sales of Unregistered Securities

On August 28, 2008, the Company entered into a third amendment to the Credit Agreement, pursuant to which the principal amount of the Term Note was increased to $17.5 million resulting in $2.5 million additional proceeds, less costs, to the Company. The Company agreed to issue an additional warrant to purchase 14.5 million shares of our common stock at an exercise price of $.01 per share to the Lender in conjunction with this increase.

Issuer Purchases of Equity Securities

During the fiscal year ended June 30, 2008, the Company did not purchase any of its equity securities.

ITEM 7.	MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Annual Report on Form 10-K, including, without limitation, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements. These statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “expect,” “intend,” “may,” “would,” “could,” “plan,” “seek,” “potential,” “continue,” or the negative of these terms or other comparable terminology. You should not place undue reliance on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, levels of activity, performance or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

•	our history of losses and expectation of incurring future losses;

•	failure to increase the sales of our products;

•	the current economic and market conditions which could negatively impact our ability to sell our products in both domestic and international markets;

•	continued inability to achieve profitability;

•	the loss of any of our key customers;

•	the introduction of competitive products, including other software- or server-based phone systems;

•	slower than expected development of the software- or server-based phone system market or any event that causes software- or server-based phone systems to be less attractive to customers;

•	deteriorating financial performance;

•	failure to protect our intellectual property; and

•	the inability to become a significant player within the IP-PBX telephony market.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we projected. Any forward-looking statement you read in this Annual Report on Form 10-K reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. We assume no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Critical Accounting Policies

Revenue Recognition

The Company recognizes revenue for the sale of its Wave, InstantOffice and TeleVantage products pursuant to Statement of Position (“SOP”) 97-2, Software Revenue Recognition, and SOP 98-9, Software Revenue Recognition With Respect to Certain Transactions. For revenue generated by the sale of Comdial and Vodavi products, where the Company has determined that the software is incidental, the Company follows Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition. Generally, the Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectability is reasonably assured. The Company reduces revenue for estimated customer returns, rotations and sales rebates when such amounts are estimable. When not estimable, the Company defers revenue until the product is sold to the end customer or the customer’s rights expire. As part of its product sales price, the Company provides telephone support, which is generally utilized by the customer shortly after the sale. The cost of the phone support is not significant but is accrued in the financial statements. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue.

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

Due to the lengthy period of time over which we amortize the revenue and cost of goods sold related to these systems, the revenue and cost of goods sold we report in any one period excludes certain of the revenue and cost of goods sold relating to shipments in that period and includes revenue and costs of goods sold relating to shipments made in prior periods. As a result, our reported revenue and costs of goods sold may not necessarily be indicative of our ability to generate customer orders in a particular period. The difference between reported revenue and costs of goods sold and customer orders in any period could be either positive or negative, and cannot be reliably predicted from period to period. The following tables demonstrate this effect by showing the amount of revenue, cost of goods sold and gross profit from systems shipped during the year ended June 30, 2008 that was deferred at each quarter end (in thousands).

	Deferred Revenue	Deferred Cost of Goods Sold	Deferred Gross Profit
June 30, 2008	$742	$408	$334
March 31, 2008	649	369	280
December 31, 2007	—	—	—
September 30, 2007	490	273	217

The following table details the amount of revenue, cost of goods sold and gross profit from systems shipped during prior reporting periods that was recognized at each quarter end for the 12-month period ended June 30, 2008 (in thousands).

	Recognition of Revenue Deferred in Prior Period	Recognition of Cost of Goods Sold Deferred in Prior Period	Recognition of Gross Profit Deferred in Prior Period
June 30, 2008	$2,224	$1,243	$981
March 31, 2008	2,056	1,144	912
December 31, 2007	2,075	1,151	924
September 30, 2007	2,001	1,112	889

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

Inventory

We measure our inventories at lower of cost or market on a first in, first out basis. We also provide allowances for excess and obsolete inventory equal to the difference between the cost of our inventory and the estimated market value based upon assumptions about product life cycles, product demand and market conditions. If actual product life cycles, product demand or market conditions are less favorable than those projected by management, additional inventory allowances or write-downs may be required.

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

SFAS No. 142, “Goodwill and Other Intangible Assets” includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. Goodwill and other indefinite lived intangible assets must be tested for impairment on at least an annual basis. The Company’s goodwill arose from the acquisitions of Vertical Networks, Comdial and Vodavi and is tested annually. Although the goodwill was deemed to not be impaired when it was tested in fiscal year 2008, there can be no assurances that subsequent reviews will not result in material impairment charges. A considerable amount of judgment is required in calculating this impairment analysis, principally in determining discount rates, financial forecasts and allocation methodology. Unanticipated changes in market conditions could have a material impact on our projected cash flows. Differences in actual cash flows as compared to the projected discounted cash flows could require us to record an impairment loss.

Results of Operations

The following table sets forth certain items from our consolidated statements of operations (in thousands of dollars) for the fiscal years ended June 30, 2008, 2007, and 2006, together with the percentage of total revenue which each such item represents:

	Year Ended June 30, (in thousands)
	2008		2007		2006
		% of Revenue		% of Revenue		% of Revenue
Revenue	$72,594	100.0%	$79,148	100.0%	$55,535	100.0%
Cost of goods sold	38,799	53.4%	42,362	53.5%	25,632	46.2%

Gross profit	33,795	46.6%	36,786	46.5%	29,903	53.8%

Operating expenses:
Marketing and selling	19,292	26.6%	16,668	21.1%	16,962	30.5%
Research and product development	15,985	22.0%	13,618	17.2%	11,552	20.8%
General and administrative	14,307	19.7%	15,857	20.0%	16,182	29.1%
Amortization of intangible assets	2,437	3.4%	1,900	2.4%	1,094	2.0%

Total operating expenses	52,021	71.7%	48,043	60.7%	45,790	82.5%

Operating loss	(18,226)	-25.1%	(11,257)	-14.2%	(15,887)	-28.6%
Other income (expense), net	(9,279)	-12.8%	(4,413)	-5.6%	514	0.9%

Loss from continuing operations before income taxes	(27,505)	-37.9%	(15,670)	-19.8%	(15,373)	-27.7%
Provision for income taxes	1,032	1.4%	349	0.0%	626	1.1%

Net income (loss)	$(28,537)	-39.3	$(16,019)	-20.0	$(15,999)	-28.8%

Year Ended June 30, 2008 Compared to Year Ended June 30, 2007

Revenue

Our revenues were $72.6 million for the fiscal year ended June 30, 2008 compared to revenues of $79.1 million for the fiscal year ended June 30, 2007. Total revenues decreased $6.5 million, or (8.2%), for fiscal 2008 compared to fiscal 2007. The decrease in net revenue is primarily attributable to lower sales of our legacy products due to significant competitive pressures in the small to medium business marketplace, lower sales of Xcelerator IP and to lower sales to one of our largest retail chain customers. Our recently launched next generation products (Wave IP 2500 and SBX IP350) were developed to provide more cost-effective IP-based systems and applications and we expect these products to improve revenue momentum in the future.

Our reported revenue includes shipping and handling charges and is recorded net of reserves for sales returns, discounts and customer incentive programs.

We distribute our products internationally. International product revenue was 2%, 3% and 2% of total net revenue for fiscal years 2008, 2007 and 2006, respectively. Our international revenue continued to increase at the same pace as its underlying domestic business, and as we continue to focus on and strengthen our distribution efforts in international geographic regions, we expect that our international component will continue to grow in importance to our overall revenue.

Cost of Goods Sold and Gross Margin

Cost of goods sold (“COGS”) is primarily comprised of materials, manufacturing, shipping and repair of our products. In addition, amortization of technology-based intangible assets associated with our acquisitions of Vertical Networks, Comdial and Vodavi and royalties paid to third parties are included in cost of sales. COGS decreased by approximately $3.6 million, or (8.5%), to $38.8 million for the fiscal year ended June 30, 2008 compared with $42.4 million for the fiscal year ended June 30, 2007. The decrease in COGS from fiscal 2007 to fiscal 2008 was primarily attributable to lower sales of our legacy products.

Gross profit percentage increased slightly from 46.5% of net revenue to 46.6% of net revenue in 2008. The increase was attributable to the increased sales of software related products to our large enterprise customers.

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

Our operating expenses were $52.0 million for the fiscal year ended June 30, 2008, an increase of $4.0 million or 8.3%, from $48.0 million for the fiscal year ended June 30, 2007. The increase in operating expenses is a result of increased product development costs related to our next generation products and increased sales and marketing expenses to promote the new products.

Marketing and selling expenses. Total marketing and selling expenses increased $2.6 million, or 15.6%, to $19.3 million for the fiscal year ended June 30, 2008 compared with the fiscal year ended June 30, 2007 expenses of $16.7 million. As a percentage of revenues, marketing and selling expenses were 26.6% for fiscal 2008 and 21.1% for fiscal 2007. The increase in marketing and selling expenses from fiscal 2007 to fiscal 2008 was primarily attributable to the increase in travel expense and marketing programs to promote our new products.

Research and product development expenses. Total research and product development expenses increased $2.4 million, or 17.4%, to $16.0 million for the fiscal year ended June 30, 2008 compared with the fiscal year ended June 30, 2007 expenses of $13.6 million. As a percentage of revenues, research and product development expenses were 22.0% for fiscal 2008 and 17.2% for fiscal 2007. The increase in product development expenses from the levels for fiscal 2007 to the levels for fiscal 2008 was due to the additional personnel and related costs for ongoing research and product development efforts related to the next generation product lines.

General and administrative expenses (“G&A”). Total G&A expenses decreased $1.6 million, or 10.1%, to $14.3 million for the fiscal year ended June 30, 2008 compared with the fiscal year ended June 30, 2007 expenses of $15.9 million. As a percentage of revenues, G&A expenses were 19.7% for fiscal 2008 and 20.0% for fiscal 2007. The decrease in G&A expenses from fiscal 2007 to fiscal 2008 was primarily driven by elimination of overhead redundancies.

G&A expense also includes liquidated damages that we are accruing related to certain equity financings. There were no liquidated damages recorded for the fiscal year ended June 30, 2008 compared with $1.0 million recorded for the fiscal year ended June 30, 2007, representing a decrease of $1.0 million.

Amortization of intangible assets. Amortization of the intangible assets acquired in the acquisitions of Vertical Networks, Comdial and Vodavi was $2.4 million for the fiscal year ended June 30, 2008 compared with $1.9 million for the same period in 2007 representing an increase of $0.5 million, or 26.3%. This increase was attributable primarily to the full year amortization of the intangible assets acquired in the Vodavi acquisition.

Operating Loss

For the fiscal year ended June 30, 2008, our operating loss increased $7.0 million, or 62.0%, to ($18.2) million on revenue of $72.6 million, from an operating loss of ($11.3) million on revenue of $79.1 million for the fiscal year ended June 30, 2007. As discussed above, the factors primarily affecting this increase in operating loss were lower gross profit as a result of the decline in legacy product sales and an increase in operating expenses.

Included in the operating loss are non-cash compensation expense related to restricted stock and stock option grants of $6.3 million in 2008 compared with $5.1 million in 2007 and depreciation and amortization (for other than the acquired intangibles) expense of $1.3 million compared with $1.5 million in 2007.

As mentioned above under the caption Revenue Recognition, we defer a portion of the revenue and cost of goods sold related to current period shipments while recognizing revenue and cost of goods sold from shipments in prior periods.

Interest Expense

Interest expense for the fiscal year ended June 30, 2008 was $9.4 million compared with $4.8 million in the fiscal year ended June 30, 2007, representing an increase of $4.6 million. The increase in interest expense primarily relates to recognition of the non-cash discounts attributable to the Series F Notes and Preferred Stock (see Note 9 to the Consolidated Financial Statements for additional information).

Other income (expense), net

Other income (expense), net, includes interest income, gain (loss) on the disposal of assets and miscellaneous income. Other income was $0.1 million for the fiscal year ended June 30, 2008, a decrease of $0.3 million from income of $0.4 million for the fiscal year ended June 30, 2007. The decrease in other income for fiscal 2008 over the same period in fiscal 2007 was due entirely to decreased interest income.

Income Tax Expense

While we incurred net losses in 2008 and 2007, we recorded a deferred tax provision associated with the goodwill created with the Vertical Networks and Comdial acquisitions. The effective tax rate utilized for the provision was 40.0%.

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

General and administrative expenses (“G&A”). Total G&A expenses decreased $0.3 million, or 2.0%, to $15.9 million for the fiscal year ended June 30, 2007 compared with the fiscal year ended June 30, 2006 expenses of $16.2 million. As a percentage of revenues, G&A expenses were 20.0% for fiscal 2007 and 29.1% for fiscal 2006. The decrease in G&A expenses from fiscal 2006 to fiscal 2007 was primarily attributable to lower accruals of liquidated damages (see below) offset by increased G&A costs as a result of the Vodavi acquisition.

G&A expense also includes liquidated damages that we are accruing related to certain equity financings. Total liquidated damages recorded for the fiscal year ended June 30, 2007 was $1.0 million, representing a decrease of $1.1 million or 50%, compared with $2.2 million accrued for the fiscal year ended June 30, 2006.

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

Gain on Settlement of Litigation

Gain on settlement of litigation for the fiscal year ended June 30, 2007 was $0 compared with $1.2 million in the fiscal year ended June 30, 2006. The fiscal year 2006 gain relates to settlement of litigation with the former shareholders of Vertical Networks, Inc. regarding certain license agreements and earnout provisions in the acquisition agreement.

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

Liquidity and Capital Resources

Financial Condition, Liquidity And Capital Resources (in thousands)

	Positions at
	June 30, 2008	June 30, 2007	Change
Cash and cash equivalents	$3,695	$8,019	$(4,324)
Working capital (excl. restricted cash)	233	4,841	(4,608)
Cash used in operating activities	9,794	8,914	880
Cash used in investing activities	1,397	24,704	(23,307)
Cash provided by financing activities	7,003	36,948	(29,945)

Working capital, consisting of total current assets minus current liabilities, was $0.2 million at June 30, 2008, compared to working capital of $4.8 million at June 30, 2007, representing a decrease of ($4.6) million. The decrease in working capital is primarily attributable to the $4.3 million decrease in cash.

As of June 30, 2008, our cash and cash equivalents were approximately $3.7 million, a decrease of $(4.3) million from the balance at June 30, 2007. Net cash flows used in operating activities were $9.8 million in fiscal year 2008, an increase of $0.9 million from the net cash flows used in operating activities of $8.9 million in fiscal 2007.

Net cash flows used in investing activities were $1.4 million in fiscal 2008, a decrease of $23.3 million from the net cash flows used in investing activities of $24.7 million in fiscal 2007. The change is primarily attributable to the difference in cash provided by the Series E financing which was used to acquire Vodavi in fiscal 2007 compared with the cash provided by the Series F financing which was used to fund operations in fiscal 2008.

Net cash flows provided by financing activities were $7.0 million in fiscal 2008, a decrease of $29.9 million from the net cash flows provided by financing activities of $36.9 million in fiscal 2007. This decrease was primarily attributable to the $27.0 million in cash provided by the Series E financing in fiscal 2007 versus the $7.8 million in cash provided by the Series F financing (See Note 9 to the Consolidated Financial Statements).

We have incurred losses and negative or minimal positive cash flows from operations in every fiscal period since 1996 and have an accumulated deficit, including non-cash equity charges, of $121.5 million as of June 30, 2008. Our management expects that operating losses will continue in the near future. In August 2008, we closed an additional $2.5 million in debt financing with one of our lenders (see Note 15 to the Consolidated Financial Statements). On September 30, 2008, we entered into an amendment to the Loan Agreement with Silicon Valley Bank, pursuant to which the maturity date of the loan was changed to August 21, 2009 (see Note 8 to the Consolidated Financial Statements). On October 6, 2008, MC Venture Partners, as holder of a majority of the Series D Preferred Stock, notified us that they agreed to not make the election to require redemption of the Series D Preferred Stock on or before October 1, 2009 (see Note 9 to the Consolidated Financial Statements). As a result, we anticipate that we will meet our forecasted cash requirements for the next twelve months. A change in circumstance, such as a reduction in the demand for our products, could necessitate that we seek additional debt or equity capital or take actions to reduce our operating costs to levels that can be supported by our available cash. Such additional financings may not be available on terms acceptable to us, or at all, and may significantly affect our stockholders, including for example, by substantially diluting their ownership interest.

Supplementary Financial Data

Unaudited Quarterly Results

The following tables present selected unaudited quarterly operating results for the Company’s four quarters ended June 30, 2008 and June 30, 2007 (in thousands). The Company believes that all necessary adjustments have been made to present fairly the related quarterly results, except per share data.

Fiscal 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net revenue	$19,706	$18,711	$16,100	$18,077	$72,594
Gross profit	8,978	8,655	7,780	8,382	33,795
Operating loss	(4,326)	(4,779)	(5,325)	(3,796)	(18,226)
Net loss	(4,945)	(6,136)	(6,136)	(11,320)	(28,537)
Loss applicable to common shares	(5,288)	(6,522)	(6,629)	(12,129)	(30,568)
Basic and diluted net loss per common share	$(0.10)	$(0.13)	$(0.13)	$(0.23)	$(0.58)

Fiscal 2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net revenue	$15,870	$18,080	$22,683	$22,515	$79,148
Gross profit	8,116	8,657	10,458	9,555	36,786
Operating loss	(2,988)	(2,348)	(2,356)	(3,565)	(11,257)
Net loss	(3,332)	(3,664)	(4,173)	(4,850)	(16,019)
Loss applicable to common shares	(3,497)	(3,866)	(4,386)	(5,124)	(16,873)
Basic and diluted net loss per common share	$(0.07)	$(0.08)	$(0.09)	$(0.10)	$(0.35)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Reference is made to the consolidated financial statements, the reports thereon and the notes thereto commencing at page 43 of this Report, which are incorporated herein by reference.

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

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

As required by Rule 13a-15 under the Exchange Act, we have completed an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of June 30, 2008. Based upon this evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of June 30, 2008.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2008.

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information regarding our directors and executive officers:

Name	Age	Position
William Y. Tauscher	58	Chief Executive Officer, President and Chairman of the Board
Richard N. Anderson	52	Executive Vice President and General Manager
Kenneth M. Clinebell	47	Chief Financial Officer, Secretary and Treasurer
Peter H. Bailey	36	Senior Vice President
Scott K. Pickett	46	Chief Technology Officer
Michael P. Downey (1)(2)(3)	61	Director
John W. Watkins (1)	47	Director
Francis E. Girard (1)(2)(3)	68	Director
Matthew J. Rubins	40	Director
R. Randy Stolworthy (2)	44	Director
Jong Dae An	47	Director

(1)	Member of the Compensation Committee
(2)	Member of the Audit Committee
(3)	Member of the Nominating Committee

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

Scott K. Pickett joined the Company as Chief Technology Officer in September 2004 as a result of our acquisition of Vertical Networks, a company he helped to co-found in 1996. Prior to co-founding Vertical Networks, Mr. Pickett served as Director of Development for National Semiconductor’s LAN division, where he led development of several industry-first systems and networking products, including multimedia product solutions (802.9), multiprotocol VoIP gateway, integrated communications platform, and the PCMCIA Ethernet card. Prior to National Semiconductor, he held positions with Fairchild Semiconductor and General Electric.

Michael P. Downey has served on our Board since February 1997. From March 2000 until June 2000, Mr. Downey served as our interim President and Chief Executive Officer. Mr. Downey currently is a private investor and executive consultant. From 1995 until 1997, Mr. Downey served as Executive Vice President and Chief Financial Officer of Nellcor Puritan Bennett, also referred to as NPB, a medical manufacturing company. Mr. Downey served as Vice President and Chief Financial Officer of NPB from 1989 until 1995 and in other capacities for NPB from 1986 until 1989. Prior to his employment by NPB, Mr. Downey was Vice President of Finance for Shugart Corporation, a manufacturer and distributor of computer disk drives, and he had several years experience in accounting management positions with General Motors Corporation. Mr. Downey is a member of the board of directors of Emulex Corporation, a NYSE listed company that designs and manufactures software- and hardware-based network access products. Mr. Downey served on the board of directors of First Consulting Group, Inc., a consulting integration and management company for the healthcare and pharmaceutical industries that is listed on The Nasdaq National Stock Market, until it was acquired by Computer Sciences Corporation in January of 2008. Mr. Downey served on the board of directors of Adeza Biomedical, a company that designs, manufactures and markets health products, which was listed on The Nasdaq Stock Market until it was acquired by Cytec Corporation in May of 2007.

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

Board of Directors

Classified Board. Our board of directors is divided into three classes with one class of directors elected annually for a term of three years. Each class serves staggered three-year terms as follows:

•	The Class I directors are Michael P. Downey, Francis E. Girard and Jong Dae An. The Class I directors serve until the annual meeting of the shareholders for the fiscal year ending June 30, 2008;

•	The Class II directors are William Y. Tauscher and R. Randy Stolworthy. The Class II directors serve until the annual meeting of the shareholders for the fiscal year ending June 30, 2010; and

•	The Class III directors are John W. Watkins and Matthew J. Rubins. The Class III directors serve until the annual meeting of the shareholders for the fiscal year ending June 30, 2009.

Board Structure. Our Board must consist of (1) the Chief Executive Officer of the Company, serving as a Class II director (currently William Y. Tauscher); (2) one member serving as a Class II director designated by the written consent of (a) Special Situations Fund III, L.P. and its affiliates (collectively, “SSF”), so long as SSF continues to beneficially own at least 50% of the shares of Common Stock acquired by SSF upon the conversion of the shares of Series B Preferred Stock held by it, pursuant to the terms of the 2004 Consent or (b) in the event that SSF is not entitled to appoint a director, the majority-in-interest of the shares of Common Stock held by the Series B and Series C Investors that were acquired by them upon the conversion, pursuant to the terms of the 2004 Consent, of the shares of Series B Preferred Stock and Series C Preferred Stock held by them, acting as a single class; (3) two members who will serve as Class III directors designated in writing by M/C Venture Partners (currently John W. Watkins and Matthew J. Rubins); and (4) two Industry Directors who will serve as Class I directors designated by the mutual agreement of M/C Venture Partners and the Board (currently Michael P. Downey and Francis E. Girard). Currently, SSF does not have a sitting delegate on the Board.

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

Section 16 Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on a review of the copies of such reports and written representations that no other reports were required, we believe that all filing requirements applicable to our officers, directors and greater than 10% stockholders were satisfied during the fiscal year ended June 30, 2008.

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

During 2007, the Committee approved incentive performance bonuses for certain executive officers. Such bonuses are intended as an incentive for the executive officers to meet performance targets of our Company and in recognition of the value of the contributions made by these executives during the past year and the overall performance of the Company during that time. The Company performance targets include specific revenue and operational cash flow thresholds that must be achieved before the bonuses will be earned. The Committee approved performance bonuses effective January 1, 2007 for the following executive officers: Mr. Tauscher, 50% of base salary and Messrs. Anderson, Clinebell, Pickett and Bailey, 40% of base salary. No executive officer incentive performance bonuses were paid in fiscal 2008.

Executive Personal Benefits

We believe that executives generally should not be treated differently than other employees when it comes to personal benefits and therefore, we have limited executive personal benefits. During 2008, these personal benefits for the Named Executive Officers (as defined below) were generally limited to life insurance coverage and matching contributions by the Company with respect to the Company-sponsored 401(k) Savings Plan.

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

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management, and based on the committee’s review and discussions with management, has recommended to the full Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the year end June 30, 2008.

The Compensation Committee

Michael P. Downey	Francis E. Girard	John W. Watkins

Summary Compensation Table

The following Summary Compensation Table contains information concerning annual and long-term compensation provided to each person who served as Company’s Chief Executive Officer during the fiscal year ended June 30, 2008, each person who served as principal financial officer during the fiscal year ended June 30, 2008 and each of the three next most highly compensated executive officers of the Company.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Restricted Stock Awards ($) (6)	Option Awards ($) (6)	All Other Compensation ($) (7)	Total ($)

William Y Tauscher Chief Executive Officer (1)	2007	353,410	—		107,589	1,578,554	388	2,039,941

William Y Tauscher Chief Executive Officer (1)	2008	360,000	—		—	—	424	360,424

Richard N. Anderson Executive Vice President and General Manager (2)	2007	294,608	—		53,795	278,876	6,007	633,286

Richard N. Anderson Executive Vice President and General Manager (2)	2008	300,000	—		—	—	8,158	308,158

Kenneth M. Clinebell Chief Financial Officer (3)	2007	267,492	96,154	(8)	40,346	132,021	6,639	542,652

Kenneth M. Clinebell Chief Financial Officer (3)	2008	250,000	—		—	—	8,139	258,139

Scott K. Pickett Chief Technology Officer (4)	2007	245,569	—		40,346	346,323	4,164	636,402

Scott K. Pickett Chief Technology Officer (4)	2008	250,000	—		—	—	6,717	256,717

Peter H. Bailey Senior Vice President (5)	2007	233,549	—		40,346	346,323	5,702	625,920

Peter H. Bailey Senior Vice President (5)	2008	250,000	—		—	—	8,098	258,098

(1)	Mr. Tauscher began serving as our Chief Executive Officer on September 28, 2004 and as our President on November 16, 2004.
(2)	Mr. Anderson joined the Company as our Executive Vice President and General Manager in January 2005.
(3)	Mr. Clinebell joined the Company as our Senior Vice President of Finance and Operations in September 2005 and was appointed Chief Financial Officer, Treasurer and Secretary in June 2006.
(3)	Mr. Anderson joined the Company as our Executive Vice President and General Manager in January 2005.
(4)	Mr. Pickett joined the Company as our Chief Technology Officer in September 2004.
(5)	Mr. Bailey joined the Company in September 2004 as our Senior Vice President of Business Development and Product Management.
(6)	Dollar values represent the compensation costs of restricted stock and options for financial reporting purposes for fiscal year 2007 under FAS 123(R), rather than an amount paid to or realized by the named executive officer. The FAS 123(R) value as of the grant date is spread over the number of months of service required for the grants to become non-forfeitable. There can be no assurance that the FAS 123(R) amounts will ever be realized by the named executive officers.
(7)	All other compensation consists of life insurance premiums and matching contributions by the Company with respect to the Company-sponsored 401(k) Savings.

(8)	The bonus amounts paid to Mr. Clinebell in fiscal 2007 result from agreements entered into when the Company acquired the operations of Comdial Corporation in 2005, including amounts that would have been payable to Mr. Clinebell at the time of the acquisition under Comdial’s Key Employee Retention Plan.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth information relating to the outstanding equity awards held by our Named Executive Officers as of June 30, 2008.

	Option Awards				Restricted Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date (1)	Number of Shares That Have Not Vested (#)	Market Value of Shares That Have Not Vested ($) (2)
William Y Tauscher Chief Executive Officer	77,500 5,833 500,000 1,687,500 583,333	0 0 0 112,500 1,166,667	2.55 2.55 2.58 0.97 0.85	02/20/2014 02/20/2014 03/26/2014 09/28/2014 02/19/2017	1,750,000	140,000

Richard N. Anderson Executive Vice President and General Manager	364,167 105,417 291,667	95,833 124,583 583,333	1.81 0.48 0.85	04/13/2015 08/17/2016 02/19/2017	875,000	70,000

Kenneth M. Clinebell Chief Financial Officer	258,750 218,750	201,250 437,500	0.89 0.85	03/07/2016 02/19/2017	656,250	52,500

Peter H. Bailey Senior Vice President	431,250 218,750	28,750 437,500	0.97 0.85	09/28/2014 02/19/2017	656,250	52,500

Scott K. Pickett Chief Technology Officer	431,250 218,750	28,750 437,500	0.97 0.85	09/28/2014 02/19/2017	656,250	52,500

(1)	All outstanding awards are pursuant to option grants with 10 year terms and vesting over four years.
(2)	All outstanding awards are pursuant to restricted stock grants with cliff vesting after four years and one month. The market value of the unvested shares is determined by multiplying the number of shares by $0.08, the closing market price of our Common Stock at June 30, 2008.

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

The following table sets forth amounts paid by the Company to directors in connection with their services to the Company in fiscal 2008.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (6)	Total ($)
William Y. Tauscher (1)	—	—	—
Michael P. Downey (2)	49,200	24,535	73,735
Francis E. Girard (3)	49,200	24,535	73,735
John W. Watkins (4)	—	—	—
Matthew J. Rubins	—	—	—
R. Randy Stolworthy (5)	12,000	—	12,000
Jong Dae An	—	—	—

(1)	Mr. Tauscher is an employee of the company and as such, receives no compensation as a director other than his employee compensation.
(2)	Mr. Downey is an independent director and serves as Chairman of the Audit Committee and as a member of the Compensation Committee.
(3)	Mr. Girard is an independent director and serves as Chairman of the Compensation Committee and as a member of the Audit Committee.
(4)	Mr. Watkins serves as a member of the Compensation Committee.
(5)	Mr. Stolworthy serves as a member of the Audit Committee.
(6)	Dollar values represent the compensation costs of stock options for financial reporting purposes for fiscal year 2007 under FAS 123(R), rather than an amount paid to or realized by the named directors. The FAS 123(R) value as of the grant date for the stock option grants is spread over the number of months of service required for the grant to become non-forfeitable. There can be no assurance that the FAS 123(R) amounts will ever be realized by the named directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of August 31, 2008, except as otherwise noted, with respect to the beneficial ownership of our Common Stock by:

•	each person known to own beneficially more than five percent of our outstanding common stock;

•	each of our directors;

•	each Named Executive Officer; and

•	all executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the “SEC”) and includes voting and investment power with respect to the securities. Unless otherwise indicated below and except to the extent authority is shared by spouses under applicable law, to our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. The number of shares of Common Stock used to calculate the percentage ownership of each listed person includes the shares of Common Stock underlying options, warrants and other convertible securities held by such persons that are exercisable within 60 days of August 31, 2008. Unless otherwise indicated, the address of each of our employees, officers and directors is c/o Vertical Communications, Inc., Ten Canal Park, Suite 602, Cambridge, Massachusetts 02141.

	Shares Beneficially Owned
	Number		Percent (1)
Named Directors and Executive Officers
William Y. Tauscher	52,165,094	(2)	50.7%
Richard N. Anderson	1,766,668	(3)	3.3%
Kenneth M. Clinebell	1,226,771	(4)	2.3%
Peter H. Bailey	8,834,365	(5)	14.6%
Scott K. Pickett	2,360,780	(6)	4.4%
Michael P. Downey	129,766	(7)	*
John W. Watkins	162,453,476	(8)	84.7%
Francis E. Girard	75,999	(9)	*
Matthew J. Rubins	162,453,476	(10)	84.7%
R. Randy Stolworthy	108,523,005	(11)	69.1%
All directors and executive officers as a group (11 persons)	337,535,925		94.2%

5% Stockholders
M/C Venture Partners 75 State Street, Suite 2500 Boston, MA 02109	162,453,476	(12)	84.7%
LG-Nortel Co., Ltd. GS tower 679 Yoksam-dong Kangnam-gu, Seoul, Korea	74,396,227	(13)	58.7%
Austin W. Marxe and David M. Greenhouse c/o Special Situations Funds 153 East 53rd Street New York, NY 10022	48,340,200	(14)	54.3%
Pathfinder Ventures 21 East 6th Street, Suite 706 Tempe, AZ 85281	108,517,689	(15)	69.1%

*	Less than 1%
(1)	The percentages reported in this column are based on 52,377,252 shares of common stock issued and outstanding as of August 31, 2008.
(2)	Consists of 1,750,000 restricted shares of common stock subject to vesting contingencies, 3,000,000 shares of common stock issuable upon exercise of options exercisable within 60 days of August 31, 2008, 20,471,698 shares issuable upon exercise of warrants held, 943,396 shares issuable upon conversion of the Series E Preferred Stock and 26,000,000 shares issuable upon conversion of the Series F Preferred Stock.
(3)	Consists of 875,000 restricted shares of common stock subject to vesting contingencies and 891,668 shares of common stock issuable upon exercise of options exercisable within 60 days of August 31, 2008.
(4)	Consists of 656,250 restricted shares of common stock subject to vesting contingencies and 570,521 shares of common stock issuable upon exercise of options exercisable within 60 days of August 31, 2008.
(5)	Consists of 656,250 restricted shares of common stock subject to vesting contingencies, 743,021 shares of common stock issuable upon exercise of options exercisable within 60 days of August 31, 2008, 3,471,698 shares issuable upon exercise of warrants held, 943,396 shares issuable upon conversion of the Series E Preferred Stock and 3,020,000 shares issuable upon conversion of the Series F Preferred Stock.
(6)	Consists of 656,250 restricted shares of common stock subject to vesting contingencies, 743,021 shares of common stock issuable upon exercise of options exercisable within 60 days of August 31, 2008, 447,170 shares issuable upon exercise of warrants held, 94,340 shares issuable upon conversion of the Series E Preferred Stock and 420,000 shares issuable upon exercise of the Series F Preferred Stock.
(7)	Consists of 55,600 shares of common stock owned by Mr. Downey and 74,166 shares issuable upon exercise of options exercisable within 60 days of August 31, 2008.
(8)

Consists of: (a) 21,760,545 shares of common stock owned, 57,939,556 shares issuable upon exercise of warrants held, 7,330,860 shares issuable upon conversion of the Series D Preferred Stock, 17,805,660 shares issuable upon conversion of the

Series E Preferred Stock and 48,500,000 shares issuable upon conversion of the Series F Preferred Stock owned by M/C Venture Partners V, L.P., of which Mr. Watkins is a Manager of M/C VP V, LLC, the sole general partner of M/C Venture Partners V, L.P., (b) 502,038 owned, 1,076,039 shares issuable upon exercise of warrants held, 137,243 shares issuable upon conversion of the Series D Preferred Stock, 332,075 shares issuable upon conversion of the Series E Preferred Stock and 900,000 shares issuable upon conversion of the Series F Preferred Stock owned by M/C Venture Investors, LLC, of which Mr. Watkins is a Manager, and (c) 792,046 shares of common stock owned, 2,366,843 shares issuable upon exercise of warrants held, 300,382 shares issuable upon conversion of the Series D Preferred Stock, 730,189 shares issuable upon conversion of the Series E Preferred Stock and 1,980,000 shares issuable upon conversion of the Series F Preferred Stock owned by Chestnut Venture Partners, L.P. of which, Mr. Watkins is a General Partner of Chestnut Street Partners, Inc., the General Partner of Chestnut Venture Partners, L.P.

(9)	Consists of 9,333 shares of common stock owned by Mr. Girard and 66,666 shares of common stock issuable upon exercise of options exercisable within 60 days of August 31, 2008.
(10)	Consists of: (a) 21,760,545 shares of common stock owned, 57,939,556 shares issuable upon exercise of warrants held, 7,330,860 shares issuable upon conversion of the Series D Preferred Stock, 17,805,660 shares issuable upon conversion of the Series E Preferred Stock and 48,500,000 shares issuable upon conversion of the Series F Preferred Stock owned by M/C Venture Partners V, L.P., of which Mr. Rubins is a Manager of M/C VP V, LLC, the sole general partner of M/C Venture Partners V, L.P., (b) 502,038 owned, 1,076,039 shares issuable upon exercise of warrants held, 137,243 shares issuable upon conversion of the Series D Preferred Stock, 332,075 shares issuable upon conversion of the Series E Preferred Stock and 900,000 shares issuable upon conversion of the Series F Preferred Stock owned by M/C Venture Investors, LLC, of which Mr. Rubins is a Manager, and (c) 792,046 shares of common stock owned, 2,366,843 shares issuable upon exercise of warrants held, 300,382 shares issuable upon conversion of the Series D Preferred Stock, 730,189 shares issuable upon conversion of the Series E Preferred Stock and 1,980,000 shares issuable upon conversion of the Series F Preferred Stock owned by Chestnut Venture Partners, L.P. of which, Mr. Rubins is a General Partner of Chestnut Street Partners, Inc., the General Partner of Chestnut Venture Partners, L.P.
(11)	Consists of (a) 878,272 shares of common stock owned, 323,302 shares issuable upon exercise of warrants held, and 1,294,747 shares issuable upon conversion of the Series D Preferred Stock owned by Pathfinder Ventures III, L.L.C., of which Mr. Stolworthy is a co-manager of the managing member, (b) 2,922,500 shares of common stock owned and 1,400,000 shares issuable upon exercise of warrants held by Pathfinder Ventures II, L.L.C., of which Mr. Stolworthy is a co-manager of the managing member, (c) 20,000 shares of common stock owned by Pathfinder Ventures, LLC, of which Mr. Stolworthy is the managing member, (d) 13,679,245 shares issuable upon conversion of the Series E Preferred Stock, 41,160,000 shares issuable upon conversion of the Series F Stock and 46,839,623 shares issuable upon exercise of warrants held by Pathfinder Ventures IV, L.L.C., of which Mr. Stolworthy is a co-manager of the managing member, (e) 5,266 shares of common stock owned by Mr. Stolworthy, and (e) 50 shares of common stock owned by Mr. Stolworthy’s children.
(12)	Consists of the shares described in footnote 8 above.
(13)	Consists of 12,264,151 shares of common stock issuable upon conversion of the Series E Preferred Stock, 28,000,000 shares issuable upon conversion of the Series F Preferred Stock and 34,132,076 shares issuable upon exercise of warrants held.
(14)	Consists of (a) 6,454,166 shares of common stock owned, 763,171 shares issuable upon exercise of warrants held, 188,679 shares issuable upon conversion of the Series E Preferred Stock and 440,000 shares issuable upon exercise of the Series F Preferred Stock owned by Special Situations Fund III, L.P.; (b) 2,049,228 shares of common stock owned, 3,004,255 shares issuable upon exercise of warrants held, 801,887 shares issuable upon conversion of the Series E Preferred Stock and 2,560,000 shares issuable upon conversion of the Series F Preferred Stock owned by Special Situations Cayman Fund, L.P.; (c) 2,000,303 shares of common stock owned, 2,964,802 shares issuable upon exercise of warrants held, 801,887 shares issuable upon conversion of the Series E Preferred Stock and 2,520,000 shares issuable upon conversion of the Series F Preferred Stock owned by Special Situations Private Equity Fund, L.P.; (d) 191,925 shares of common stock owned, 310,361 shares issuable upon exercise of warrants held, 94,340 shares issuable upon conversion of the Series E Preferred Stock and 260,000 shares issuable upon conversion of the Series F Preferred Stock owned by Special Situations Technology Fund, L.P; (e) 1,053,936 shares of common stock owned, 1,651,178 shares issuable upon exercise of warrants held, 471,698 shares issuable upon conversion of the Series E Preferred Stock owned and 1,400,000 shares issuable upon conversion of the Series F Preferred Stock by Special Situations Technology Fund II, L.P. and (f) 8,537,332 shares issuable upon exercise of warrants held, 2,358,491 shares issuable upon conversion of the Series E Preferred Stock and 7,460,000 shares issuable upon conversion of the Series F Preferred Stock owned by Special Situations Fund III, QP, L.P. MGP Advisors Limited is the general partner of Special Situations Fund III, L.P. AWM Investment Company, Inc. is the general partner of MGP Advisors Limited and the general partner of and investment adviser to the Special Situations Cayman Fund, L.P. SST Advisers, L.L.C. is the general partner of and investment adviser to the Special Situations Technology Fund, L.P. and the Special Situations Technology Fund II, L.P. MG Advisers, L.L.C. is the general partner of and investment adviser to the Special Situations Private Equity Fund, L.P. Austin W. Marxe and David M. Greenhouse are the principal owners of MGP Advisors Limited, SST Advisers, L.L.C., AWM Investment Company, Inc. and MG Advisers, L.L.C. and are principally responsible for the selection, acquisition and disposition of the portfolio securities by each investment adviser on behalf of its fund.
(15)

Consists of (a) 878,272 shares of common stock owned, 323,302 shares issuable upon exercise of warrants held, and 1,294,747 shares issuable upon conversion of the Series D Preferred Stock owned by Pathfinder Ventures III, L.L.C., of which Mr. Stolworthy is a co-manager of the managing member, (b) 2,922,500 shares of common stock owned and 1,400,000 shares issuable upon exercise of warrants held by Pathfinder Ventures II, L.L.C., of which Mr. Stolworthy is a co-manager of the managing member, (c) 20,000 shares of common stock owned by Pathfinder Ventures, LLC, of which Mr. Stolworthy is the managing member and (d) 13,679,245 shares issuable upon conversion of the Series E Preferred Stock, 41,160,000 shares issuable upon conversion of the Series F Stock and 46,839,623 shares issuable upon exercise of warrants held by Pathfinder Ventures IV, L.L.C., of which Mr. Stolworthy is a co-manager of the managing member.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

2008 Equity Financing

During, March, April and May, 2008, the Company entered into a securities purchase agreement (the “SPA”) with certain investors pursuant to which the Company agreed to (1) the issuance and sale of subordinated convertible promissory notes (the “Notes”) and (2) upon conversion of the Notes, the issuance of a to-be-established series of the Company’s preferred stock (the “Series F Preferred Stock”) and warrants (the “Series F Warrants”) to purchase shares of the Company’s common stock.

Under the SPA, the Company received aggregate proceeds of $7,867,064 from the investors in exchange for the issuance and sale of the Notes. The Notes accrued interest at the rate of 15% annually.

On May 19, 2008, the Notes automatically converted into shares of Series F Preferred Stock. The Notes converted into Series F Preferred Stock at a rate of one share per $1,000 of outstanding principal and accrued interest of $168,708 (rounded to the nearest share).

The Company issued a total of 8,036 shares of Series F Preferred Stock.

The material terms of the Series F Preferred Stock are as follows:

1.	With regard to the powers, designations, preferences and rights, the Series F Preferred Stock is substantially similar to the Series E Preferred Stock and ranks equally with respect to the payment of dividends, redemption and rights upon liquidation, dissolution or sale of the Company.

2.	In connection with the automatic conversion of the Notes into Series F Preferred Stock, the Company issued warrants to purchase common shares at an exercise price of $0.01 per share. The number of shares for which the warrants are exercisable is calculated as the original principal amount of the Note divided by $0.05 (the conversion price of the Series F Preferred Stock into common stock).

The Series F Preferred Stock is convertible into 160,741,280 shares of Common Stock and the Series F Warrants are convertible into 157,341,280 shares of Common Stock.

A material relationship exists between certain of the Series F investors and the Company. Specifically, each of M/C Venture Partners V, L.P. and its affiliates, Special Situations Fund III, L.P. and its affiliates , Pathfinder Ventures IV, L.L.C. and its affiliates and William Y. Tauscher, the Company’s Chief Executive Officer, President and Chairman of the Board, own shares of the Company’s common stock. LG-Nortel Co., Ltd. is the primary supplier of the products sold in the Vodavi business. Additionally, Peter Bailey, through West Laurelhurst LLC, and Scott Pickett are Series F Investors and executive officers of the Company. Mr. Bailey is a Senior Vice President of the Company and Mr. Pickett is the Company’s Chief Technology Officer.

LG-Nortel Co. Ltd. Relationship

LG-Nortel Co. Ltd. (“LGN”) owns approximately 18% of the Company’s outstanding Series E and Series F Preferred Stock at June 30, 2008 and has a designated member on the Company’s board of directors. The Company purchased approximately $15.4 million of key telephone systems, commercial grade telephones, and voice mail products from LGN and an affiliate of LGN during fiscal 2008. The Company owed LGN and its affiliate a total of $3.6 million for product purchases at June 30, 2008. The Company’s payment terms with LGN and its affiliate are 90 days after shipment, except for shipments of single line telephones, which are 30 days after shipment. Current balances are non-interest bearing.

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

Independent Auditors’ Fees

The following table summarizes the fees of Vitale Caturano & Company Ltd., our independent registered public accounting firm, billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two fiscal years for other services:

Fee Category	2008	2007
Audit Fees(1)	$242,488	$291,910
Audit-Related Fees(2)	$74,390	$22,045

Total Fees	$316,878	$313,955

(1)	Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.
(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees”. These services relate to employee benefit audits, internal control reviews, attest services that are not required by statute or regulation and consultations concerning tax compliance, financial accounting and reporting standards.

None of the audit-related fees billed in 2008 or 2007 related to services provided under the de minimis exception to the audit committee pre-approval requirements.

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

From time to time, the Audit Committee may pre-approve specified types of services that are expected to be provided to the Company by its independent auditors during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount. All accounting work for the year ended June 30, 2008 was pre-approved by the audit committee in accordance with its stated pre-approval policies.

The Audit Committee has also delegated to the chairman of the Audit Committee the authority to approve any audit or non-audit services to be provided to the Company by its independent auditors. Any approval of services by a member of the Audit Committee pursuant to this delegated authority is reported on at the next meeting of the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules

(1)	Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

(2)	Financial Statement Schedules: All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements and notes thereto.

(b)	Exhibits

2.1	Agreement and Plan of Merger dated as of October 18, 2006, by and among Vertical Communications, Inc, Vertical Acquisition Sub Inc. and Vodavi Technology, Inc. (Incorporated by reference to Exhibit 2.1 to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on October 19, 2006).

3.1	Certificate of Incorporation of Vertical Communications, Inc., as amended (Incorporated by reference to Exhibit 2.1 to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on September 10, 2003).

3.2	Bylaws of Vertical Communications, Inc. (Incorporated by reference to Exhibit 2.1 to Vertical Communication, Inc.’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2001).

3.3	Form of Proposed Amended and Restated Certificate of Incorporation of Vertical Communication, Inc. (Incorporated by reference to Annex C to Vertical Communication, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the Commission on March 10, 2006).

3.4	Certificate of Powers, Designation, Preferences and Rights of the Series D Convertible Preferred Stock of Vertical Communications, Inc, dated, February 9, 2006 (Incorporated by reference to Exhibit 2.1 to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on February 9, 2006).

3.5	Form of Certificate of Powers, Designations, Preferences and Rights of the Series E Convertible Preferred Stock of Vertical Communications, Inc. (Incorporated by reference to Exhibit 3.1 to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on October 19, 2006).

3.6	Certificate of Powers, Designations, Preferences and Rights of the Series E Convertible Preferred Stock of Vertical Communications, Inc. (Incorporated by reference to Exhibit 3.1 to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on December 4, 2006).

3.7	Certificate of Powers, Designations, Preferences and Rights of the Series F Convertible Preferred Stock of Vertical Communications, Inc. (filed herewith).

4.1	Specimen Certificate representing shares of Artisoft, Inc.’s Common Stock, $0.01 par value per share (Incorporated by reference to Exhibit 99.4 to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on September 10, 2003).

4.2	Registration Rights Agreement dated August 8, 2001 by and among Artisoft and the Investors set forth therein (Incorporated by reference to Exhibit 99.2 to Vertical Communication, Inc.’s Registration Statement on Form S-3 (File No. 333-71014) filed with the Commission on October 5, 2001).

4.2.1	Amendment No. 1 dated September 28, 2004 to Registration Rights Agreement originally dated August 8, 2001 by and among Artisoft and the Investors set forth therein (Incorporated by reference to Exhibit 4.2.1 to Vertical Communication, Inc.’s Annual Report on Form 10-K filed with the Commission on October 13, 2005).

4.3	Form of Warrant issued to the Investors party to the agreements filed as Exhibit 10.12 hereto (Incorporated by reference to Exhibit 99.3 to Vertical Communication, Inc.’s Registration Statement on Form S-3 (File No. 333-71014) filed with the Commission on October 5, 2001).

4.4	Registration Rights Agreement dated September 27, 2002 by and among Artisoft and the Investors set forth therein (Incorporated by reference to Exhibit 10.17 to Vertical Communication, Inc.’s Annual Report on Form 10-K filed with the Commission on September 20, 2002).

4.5	Registration Rights Agreement dated September 10, 2003 by and among Artisoft and the Investors set forth therein (Incorporated by reference to Exhibit 99.15 to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on September 10, 2003).

4.5.1	Amendment No. 1 dated September 28, 2005 to Registration Rights Agreement originally dated September 10, 2003 by and among Artisoft and the Investors set forth therein (Incorporated by reference to Exhibit 4.5.1 to Vertical Communication, Inc.’s Annual Report on Form 10-K filed with the Commission on October 13, 2005).

4.6	Form of Warrant issued to the Investors party to the agreements filed as Exhibits 10.16 and 10.17 hereto (Incorporated by reference to Exhibit 99.16 to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on September 10, 2003).

4.7	Form of Warrant to purchase shares of the Company’s Common Stock, dated September 28, 2005, issued by Artisoft, Inc. with schedule of warrant holders attached therein (Incorporated by reference to Exhibit 4.7 to Vertical Communication, Inc.’s Annual Report on Form 10-K filed with the Commission on October 13, 2005).

4.8	Voting Agreement, dated September 28, 2005, by and among Artisoft, Inc. and the Investors set forth therein with schedule of stockholders to Voting Agreement attached therein (Incorporated by reference to Exhibit 4.8 to Vertical Communication, Inc.’s Annual Report on Form 10-K filed with the Commission on October 13, 2005).

4.9	Form of Warrant to purchase shares of the Company’s Common Stock, dated as of February 9, 2006, issued by Artisoft, Inc. with schedule of warrant holders attached therein (Incorporated by reference to Exhibit 4.9 to Vertical Communication, Inc.’s Annual Report on Form 10-K filed with the Commission on October 16, 2006).

4.10	Form of Amendment No. 1 to Voting Agreement, dated as of February 9, 2006, by and between Artisoft, Inc. and the Investors set forth therein with schedule of Investors attached therein (Incorporated by reference to Exhibit 4.10 to Vertical Communication, Inc.’s Annual Report on Form 10-K filed with the Commission on October 16, 2006).

4.11	Voting Agreement, dated as of February 9, 2006, by and between Artisoft, Inc. and the Investors set forth therein with schedule of Investors attached therein (Incorporated by reference to Exhibit 4.11 to Vertical Communication, Inc.’s Annual Report on Form 10-K filed with the Commission on October 16, 2006)..

4.12	Voting Agreement dated as of October 18, 2006 by and among Vertical Communications, Inc., LG-Nortel Co. Ltd and Vodavi Technology, Inc. (Incorporated by reference to Exhibit 4.1 to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on October 19, 2006).

4.13	Voting Agreement dated as of October 18, 2006 by and between Vertical Communications, Inc. and certain stockholders of Vodavi Technology, Inc. . (Incorporated by reference to Exhibit 4.2 to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on October 19, 2006).

4.14	Form of Tranche I Warrant to purchase shares of the Company’s Common Stock, to be issued by Vertical Communications, Inc. with schedule of warrant holders attached therein . (Incorporated by reference to Exhibit 4.3 to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on October 19, 2006).

4.15	Form of Tranche II Warrant to purchase shares of the Company’s Common Stock to be issued by Vertical Communications, Inc. with schedule of warrant holders attached therein . (Incorporated by reference to Exhibit 4.3 to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on October 19, 2006)..

4.16	Form of Warrant to purchase shares of the Company’s Common Stock, to be issued by Vertical Communications, Inc. to NEIPF, L.P. (Incorporated by reference to Exhibit 4.4 to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on October 19, 2006)..

4.17	Form of Additional Warrant to purchase shares of the Company’s Common Stock, to be issued by Vertical Communications, Inc. to NEIPF, L.P. (Incorporated by reference to Exhibit 4.7 to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on October 19, 2006).

4.18	Form of Warrant to purchase shares of the Company’s Common Stock, to be issued by Vertical Communications, Inc. with schedule of warrant holders attached therein . (Incorporated by reference to Exhibit 4.1 to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on March 18, 2008).

10.1	1994 Stock Incentive Plan . (Incorporated by reference to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on February 10, 1995)

10.2	OEM/Reseller Agreement, dated January 18, 2000, between Artisoft, Inc., and Toshiba America Information Systems, Inc. (Incorporated by reference to Exhibit 10.11 to Vertical Communication, Inc.’s Annual Report on Form 10-K filed with the Commission on September 28, 2001).

10.3	Second Addendum to OEM/Reseller Agreement dated January 18, 2000 by and between Artisoft and the Telecommunication Systems Division of Toshiba America Information Systems, Inc. (Incorporated by reference to Exhibit 99.6 to Amendment No. 2 Vertical Communication, Inc.’s Registration Statement on Form S-3 (File No. 333-100756) filed with the Commission on February 10, 2003).

10.4	Patent License Agreement between Lucent Technologies GRL Corporation and Artisoft effective as of June 30, 2002 (Incorporated by reference to Exhibit 99.5 to Amendment No. 1 Vertical Communications, Inc.’s Registration Statement on Form S-3 (File No. 333-100756) filed with the Commission on December 20, 2002).

10.5	Agreement dated December 16, 2003 among Artisoft, Inc. and the Investors set forth therein (including the form of warrant) (Incorporated by reference to Exhibit 99.1 to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on December 19, 2003).

10.7	Asset Purchase Agreement, dated as of September 23, 2004, between Artisoft, Inc. and Vertical Networks Incorporated (Incorporated by reference to Exhibit 2.1 to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on September 29, 2004).

10.8	2004 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 21.1 to Vertical Communication, Inc.’s Annual Report on Form 10-K filed with the Commission on October 13, 2004).

10.9	Stock Purchase Agreement dated September 28, 2004 among Artisoft and the Investors set forth therein Incorporated (Incorporated by reference to Exhibit 10.1 to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on October 4, 2004).

10.9.1	Amendment No. 1 dated September 28, 2005 to Stock Purchase Agreement, originally dated September 28, 2004, by and among Artisoft, Inc. and the Investors set forth therein (Incorporated by reference to Exhibit 10.17.1 to Vertical Communication, Inc.’s Annual Report on Form 10-K filed with the Commission on October 13, 2005).

10.10	Consent, Waiver and Amendment dated September 25, 2004 among Artisoft and the shareholders of Artisoft set forth therein (Incorporated by reference to Exhibit 10.2 to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on October 4, 2004).

10.11	Sublease, dated January 7, 2000, by and between Vertical Networks, Inc. and MMC Networks, Inc. (Incorporated by reference to Exhibit 10.1 to Vertical Communication, Inc.’s Quarterly Report on Form 10-Q filed with the Commission on January 25, 2005).

10.12	Software Purchase Agreement, dated August 20, 2004 by and between Vertical Networks Inc. and CVS Pharmacy Inc. (Incorporated by reference to Exhibit 10.2 to Vertical Communication, Inc.’s Quarterly Report on Form 10-Q filed with the Commission on January 25, 2005).

10.13	Asset Purchase Agreement, dated as of September 1, 2005, between Comdial Corporation and Vertical Communications Acquisition Corp (Incorporated by reference to Exhibit 2.1 to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on September 1, 2005).

10.14	Lease dated August 31, 2005, by and between Artisoft, Inc. and One Memorial Drive Sublease, LLC for One Memorial Drive, Cambridge, Massachusetts 02142 Corp (Incorporated by reference to Exhibit 10.22 to Vertical Communication, Inc.’s Annual Report on Form 10-K filed with the Commission on September 1, 2005).

10.15	Lease dated June 6, 2005, by and between Artisoft, Inc. and SRI Mission Towers II LLC for Suite 400, 3979 Freedom Circle Drive, Santa Clara, California (Incorporated by reference to Exhibit 10.23 to Vertical Communication, Inc.’s Annual Report on Form 10-K filed with the Commission on September 1, 2005).

10.16	Secured Subordinated Promissory Note, dated September 28, 2005, issued by Artisoft, Inc. to Comdial Corporation therein (Incorporated by reference to Exhibit 10.24 to Vertical Communication, Inc.’s Annual Report on Form 10-K filed with the Commission on September 1, 2005).

10.17	Security Agreement, dated September 28, 2005, by and among Comdial Corporation, Artisoft, Inc. and Vertical Communications Acquisition Corp (Incorporated by reference to Exhibit 10.25 to Vertical Communication, Inc.’s Annual Report on Form 10-K filed with the Commission on September 1, 2005).

10.16	Stock Purchase Agreement, dated September 28, 2005, by and among Artisoft, Inc. and certain Investors set forth therein (Incorporated by reference to Exhibit 10.26 to Vertical Communication, Inc.’s Annual Report on Form 10-K filed with the Commission on September 1, 2005).

10.17	Consent, Waiver and Release Agreement, dated September 28, 2005, by and among the Artisoft, Inc. and the Investors set forth therein (Incorporated by reference to Exhibit 10.27 to Vertical Communication, Inc.’s Annual Report on Form 10-K filed with the Commission on September 1, 2005).

10.18	Loan and Security Agreement, dated September 28, 2005, by and between Artisoft, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.28 to Vertical Communication, Inc.’s Annual Report on Form 10-K filed with the Commission on September 1, 2005).

10.18.1	Loan Modification Agreement, dated December 21, 2005 by and between Artisoft, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.28.1 to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on December 27, 2005).

10.19	Subordination Agreement, dated September 28, 2005, by and among Artisoft, Inc., Comdial Corporation and Silicon Valley Bank (Incorporated by reference to Exhibit 10.29 to Vertical Communication, Inc.’s Annual Report on Form 10-K filed with the Commission on September 1, 2005).

10.20	Intellectual Property Security Agreement, dated September 28, 2005, by and between Artisoft, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.30 to Vertical Communication, Inc.’s Annual Report on Form 10-K filed with the Commission on September 1, 2005).

10.21	Form of Agreement dated September 28, 2005, by and between Artisoft, Inc. and certain holders of options to purchase shares of Artisoft, Inc.’s common stock with schedule of option holders (Incorporated by reference to Exhibit 10.31 to Vertical Communication, Inc.’s Annual Report on Form 10-K filed with the Commission on September 1, 2005).

10.22	Lease Agreement, dated September 28, 2005, by and between DMB Sarasota I, L.P., as Landlord and Vertical Communications Acquisition Corp., as Tenant for Fruitville Business Park, Sarasota, Florida (Incorporated by reference to Exhibit 10.32 to Vertical Communication, Inc.’s Annual Report on Form 10-K filed with the Commission on September 1, 2005).

10.23	Intellectual Property Security Agreement, dated September 28, 2005, by and between Vertical Communications Acquisition Corp. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.25 to Vertical Communication, Inc.’s Annual Report on Form 10-K filed with the Commission on September 1, 2005).

10.24	Securities Purchase Agreement, dated as of February 9, 2006, by and among Artisoft, Inc. and the Investors set forth therein (Incorporated by reference to Exhibit 10.34 to Vertical Communication, Inc.’s Annual Report on Form 10-K filed with the Commission on October 16, 2006).

10.25	Consent and Waiver Agreement, dated as of February 9 2006, by and among Artisoft, Inc. and the stockholders set forth therein (Incorporated by reference to Exhibit 10.35 to Vertical Communication, Inc.’s Annual Report on Form 10-K filed with the Commission on October 16, 2006).

10.26	Consent Agreement, dated as of February 9, 2006, by and between Artisoft, Inc. and Vertical Communications Acquisition Corp. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.36 to Vertical Communication, Inc.’s Annual Report on Form 10-K filed with the Commission on October 16, 2006).

10.27	Employment Agreement, dated June 20, 2006, between Vertical Communication, Inc and Kenneth Clinebell was filed as exhibit 10.33 on Vertical Communication, Inc.’s Current Report on Form 8-K dated June 23, 2006 and is incorporated herein by reference (Incorporated by reference to Exhibit 10.37 to Vertical Communication, Inc.’s Annual Report on Form 10-K filed with the Commission on October 16, 2006).

10.28	Letter of Modification of Compensation Plan, dated June 20, 2006, from Vertical Communication, Inc to Dick Anderson (Incorporated by reference to Exhibit 10.34 to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on June 23, 2006)

10.29	Letter of Modification of Compensation Plan, dated June 20, 2006, from Vertical Communication, Inc to Scott Pickett Anderson (Incorporated by reference to Exhibit 10.35 to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on June 23, 2006).

10.30	Letter of Modification of Compensation Plan, dated June 20, 2006, from Vertical Communication, Inc to Peter Bailey Anderson (Incorporated by reference to Exhibit 10.36 to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on June 23, 2006).

10.31	Settlement Agreement and Mutual Release dated as of May 24, 2006, by and between Consolidated IP Holdings, Inc., formerly known as Vertical Networks, Inc. and Vertical Communications, Inc. formerly known as Artisoft, Inc. (Incorporated by reference to Exhibit 10.41 to Vertical Communication, Inc.’s Annual Report on Form 10-K filed with the Commission on October 16, 2006).

10.32	Patent License Agreement, dated as of May 24, 2006, by and between Vertical Communications, Inc. and Converged Data Solutions LLC (Incorporated by reference to Exhibit 10.42 to Vertical Communication, Inc.’s Annual Report on Form 10-K filed with the Commission on October 16, 2006).

10.33	Memorandum of Understanding dated as of October 18, 2006 by and between Vertical Communications, Inc and LG-Nortel Co. Ltd. (Incorporated by reference to Exhibit 10.1 to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on October 19, 2006).

10.34	Securities Purchase Agreement dated as of October 18, 2006 by and between Vertical Communications, Inc. and certain investors (Incorporated by reference to Exhibit 10.2 to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on October 19, 2006).

10.35	Credit Agreement dated as of October 18, 2006, by and among Vertical Communications, Inc., Columbia Partners, L.L.C. Investment Management and NEIPF, L.P. (Incorporated by reference to Exhibit 10.3 to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on October 19, 2006).

10.36	Form of Senior Secured Promissory Note (Initial Bridge Note) issued by Vertical Communications, Inc. to NEIPF, L.P. as filed (Incorporated by reference to Exhibit 10.4 to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on October 19, 2006).

10.37	Security Agreement dated as of October 18, 2006, by and among Vertical Communications, Inc., Vertical Communications Acquisition Corp., Columbia Partners, L.L.C. Investment Management, and NEIPF, L.P. (Incorporated by reference to Exhibit 10.5 to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on October 19, 2006).

10.38	Intellectual Property Security Agreement dated as of October 18, 2006, by and among Vertical Communications, Inc., Vertical Communications Acquisition Corp., Columbia Partners, L.L.C. Investment Management, and NEIPF, L.P. (Incorporated by reference to Exhibit 10.6 to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on October 19, 2006).

10.39	Pledge Agreement dated as of October 18, 2006, by and among Vertical Communications, Inc., Columbia Partners, L.L.C. Investment Management, and NEIPF, L.P. (Incorporated by reference to Exhibit 10.7 to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on October 19, 2006).

10.40	Form of Funding Commitment Letter dated October 12, 2006 (Incorporated by reference to Exhibit 11.1 to Vertical Communication, Inc.’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2006).

10.41	Form of Senior Secured Promissory Note (Term Note) issued by Vertical Communications, Inc. to NEIPF, L.P. (Incorporated by reference to Exhibit 10.9 to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on December 4, 2006).

10.42	Joinder Agreement dated December 1, 2006 by and between Vodavi Technology, Inc. and NEIPF, L.P. (Incorporated by reference to Exhibit 10.10 to Vertical Communication, Inc.’s Current Report on Form 8-K filed with the Commission on December 4, 2006).

10.43	Loan and Security Agreement, dated May 25, 2007, by and between Vertical Communications, Inc., Vertical Communications Acquisition Corp., Vodavi Technology, Inc. and Vodavi Communications Systems, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.44 to Vertical Communication, Inc.’s Annual Report on Form 10-K filed with the Commission on October 15, 2007).

10.44	Joinder Agreement dated May 25, 2007, by and between Vodavi Communications Systems, Inc., Columbia Partners, L.L.C. Investment Management and NEIPF, L.P. (Incorporated by reference to Exhibit 10.45 to Vertical Communication, Inc.’s Annual Report on Form 10-K filed with the Commission on October 15, 2007).

10.45	Subordination and Intercreditor Agreement, dated May 25, 2007 by and between NEIPF, L.P., Columbia Partners, L.L.C. Investment Management and Silicon Valley Bank (Incorporated by reference to Exhibit 10.46 to Vertical Communication, Inc.’s Annual Report on Form 10-K filed with the Commission on October 15, 2007).

10.46	Loan Modification Agreement, dated October 15, 2007 by and between Vertical Communications Inc., Vertical Communications Acquisition Corp., Vodavi Technology, Inc. and Vodavi Communications Systems, Inc. and Silicon Valley Bank (filed herewith).

10.47	Amendment to Credit Agreement dated as of October 15, 2007, by and among Vertical Communications, Inc., Columbia Partners, L.L.C. Investment Management and NEIPF, L.P. (filed herewith).

10.48	Securities Purchase Agreement dated as of March 17, 2008, by and among the Vertical Communications, Inc. and certain investors (Incorporated by reference to Exhibit 10.1 to Vertical Communications, Inc.’s Current Report on Form 8-K filed with the Commission on March 18, 2008).

10.49	Consent and Waiver Agreement, dated as of March 17, 2008 by and among Vertical Communications, Inc. and the stockholders set forth therein (Incorporated by reference to Exhibit 10.2 to Vertical Communications, Inc.’s Current Report on Form 8-K filed with the Commission on March 18, 2008).

10.50	Form of Subordinated Promissory Note issued by Vertical Communications, Inc. to certain investors (Incorporated by reference to Exhibit 10.3 to Vertical Communications, Inc.’s Current Report on Form 8-K filed with the Commission on March 18, 2008).

10.52	Second Loan Modification Agreement, dated March 17, 2008 by and between Vertical Communications Inc., Vertical Communications Acquisition Corp., Vodavi Technology, Inc. and Vodavi Communications Systems, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.5 to Vertical Communications, Inc.’s Current Report on Form 8-K filed with the Commission on March 18, 2008).

10.53	Second Amendment to Credit Agreement dated as of March 17, 2008 by and among Vertical Communications, Inc., Columbia Partners, L.L.C. Investment Management and NEIPF, L.P. (Incorporated by reference to Exhibit 10.4 to Vertical Communications, Inc.’s Current Report on Form 8-K filed with the Commission on March 18, 2008).

10.54	Joinder Agreement, dated as of April 16, 2008 by and between Vertical Communications, Inc. and certain investors (Incorporated by reference to Exhibit 10.1 to Vertical Communications, Inc.’s Current Report on Form 8-K filed with the Commission on May 2, 2008).

10.55	Consent and Waiver Agreement, dated as of April 16, 2008 by and between Vertical Communications, Inc. and the Additional Investors (Incorporated by reference to Exhibit 10.1 to Vertical Communications, Inc.’s Current Report on Form 8-K filed with the Commission on May 2, 2008).

21.1	Subsidiaries of Vertical Communications.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Confidential materials omitted and filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 9, 2008

Vertical Communications, Inc

By:	/s/ William Y. Tauscher
William Y. Tauscher
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, this report statement has been signed by the following persons in the capacities indicated and on the dates indicated.

Signature	Title	Date

/S/ WILLIAM Y. TAUSCHER	Chairman, President and Chief Executive Officer (Principal Executive Officer)	October 9, 2008
WILLIAM Y. TAUSCHER

/S/ Kenneth M. Clinebell	Chief Financial Officer (Principal Financial and Accounting Officer)	October 9, 2008
Kenneth M. Clinebell

/S/ Michael P. Downey	Director	October 9, 2008
Michael P. Downey

/S/ John W. Watkins	Director	October 9, 2008
John W. Watkins

/S/ FRANCIS E. GIRARD	Director	October 9, 2008
FRANCIS E. GIRARD

/S/ MATTHEW J. RUBINS	Director	October 9, 2008
MATTHEW J. RUBINS

/S/ JONG DAE AN	Director	October 9, 2008
JONG DAE AN

/S/ R. RANDY STOLWORTHY	Director	October 9, 2008
R. RANDY STOLWORTHY

VERTICAL COMMUNICATIONS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Vertical Communications, Inc.

We have audited the accompanying consolidated balance sheets of Vertical Communications, Inc. as of June 30, 2008 and 2007 and the related statements of operations, convertible redeemable preferred stock, shareholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended June 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal controls over financial reporting. Our audits included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vertical Communications, Inc. as of June 30, 2008 and 2007 and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

VITALE, CATURANO & COMPANY, LTD.

October 8, 2008

Boston, Massachusetts

VERTICAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2008	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$3,695	$8,019
Trade receivables, net of allowances of $237 and $354, respectively	12,081	13,678
Inventories, net	13,893	12,818
Prepaid expenses	1,396	1,745
Deferred costs	4,105	4,437

Total current assets	35,170	40,697

Property and equipment	8,368	6,848
Less accumulated depreciation and amortization	(5,971)	(4,603)

Net property and equipment	2,397	2,245

Goodwill	35,363	40,336
Intangible assets, net of accumulated amortization	13,452	16,265
Deferred costs, net of current portion	—	3,291
Other assets	309	471

Total assets	$86,691	$103,305

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,920	$6,238
Accrued liabilities	10,665	10,049
Trade accounts payable to a stockholder	3,551	2,419
Deferred revenue	9,854	10,294
Customer deposits	175	175
Current portion of long term debt	5,772	6,681

Total current liabilities	34,937	35,856

Deferred revenue, net of current portion	71	6,043
Deferred tax liability	2,264	5,761
Long term debt, net of current portion	17,734	16,014

Total liabilities	55,006	63,674

Series D convertible, redeemable preferred stock, $1.00 par value, 5,000 shares authorized, 4,291 issued and outstanding at June 30, 2008 and 5,000 issued and outstanding at June 30, 2007. (liquidation preference of $5,860 including dividends)	2,894	1,238
Series E convertible, redeemable preferred stock, $1.00 par value, 33,000 shares authorized, 27,400 shares issued and outstanding at June 30, 2008 and 2007. (liquidation preference of $31,739 including dividends)	6	—
Series F convertible, redeemable preferred stock, $1.00 par value, 8,500 shares authorized, 8,036 shares issued and outstanding at June 30, 2008. (liquidation preference of $8,175 including dividends)	5,353	—

Shareholders’ equity:
Preferred stock, $1.00 par value, authorized 30,000,000 shares	—	—
Common stock, $.01 par value per share. Authorized 750,000,000 shares; 52,377,272 issued and outstanding shares at June 30, 2008 and 52,084,483 at June 30, 2007	524	521
Accumulated other comprehensive loss	(65)	(52)
Additional paid-in capital	143,365	129,793
Accumulated deficit	(119,966)	(91,429)
Deferred Toshiba equity cost	(426)	(440)

Total shareholders’ equity	23,432	38,393

Total Liabilities, Convertible Redeemable Preferred Stock and Shareholders’ Equity	$86,691	$103,305

VERTICAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended June 30,
	2008	2007	2006
Net revenue	$72,594	$79,148	$55,535
Cost of goods sold	38,799	42,362	25,632

Gross profit	33,795	36,786	29,903

Operating expenses:
Sales and marketing	19,292	16,668	16,962
Product development	15,985	13,618	11,552
General and administrative	14,307	15,857	16,182
Amortization of intangible assets	2,437	1,900	1,094

Total operating expenses	52,021	48,043	45,790

Loss from operations	(18,226)	(11,257)	(15,887)
Interest expense, net	(9,376)	(4,841)	(690)
Gain on settlement of litigation	—	—	1,200
Other income, net	97	428	4

Loss before provision for income taxes	(27,505)	(15,670)	(15,373)
Provision for income taxes	1,032	349	626

Net loss	(28,537)	(16,019)	(15,999)

Series D preferred stock accretion and dividends	(1,886)	(854)	(324)
Series E preferred stock accretion and dividends	(6)	—	—
Series F preferred stock accretion and dividends	(139)	—	—

Net loss applicable to common shareholders	$(30,568)	$(16,873)	$(16,323)

Net loss applicable to common shareholders per share—basic and diluted	$(0.58)	$(0.35)	$(0.38)

Weighted average common shares outstanding—basic and diluted	52,333	48,813	43,311

VERTICAL COMMUNICATIONS, INC. AND SUBSIDIARIES

STATEMENT OF CONVERTIBLE REDEEMABLE PREFERRED STOCK, SHAREHOLDERS’ EQUITY & COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Preferred Stock D		Preferred Stock E			Preferred Stock F		Common Stock
	Shares	$1 Par Value per Share	Shares	$1 Par Value per Share		Shares	$1 Par Value per Share	Shares	$.01 Par Value per Share
Balance at June 30, 2005	—	$—	—		$—	—	$—	36,612,765	$366
Common stock issued	—	—	—		—	—	—	11,329,785	113
Exercise of common stock options	—	—	—		—	—	—	83,178	1
Exercise of common stock Warrants	—	—	—		—	—	—	1,207,973	12
Retirement of treasury Stock	—	—	—		—	—	—	(2,216,783)	(22)
Issuance of Series D preferred stock and warrants, net of expenses	5,000	3,890	—		—	—	—	—	—
Beneficial conversion feature attributable to Series D preferred stock	—	(659)	—		—	—	—	—	—
Series D dividends & accretion	—	324	—		—	—	—	—	—
Amortization of deferred Toshiba equity costs	—	—	—		—	—	—	—	—
Reclass of deferred Compensation	—	—	—		—	—	—	—	—
Foreign currency translation adjustment	—	—	—		—	—	—	—	—
Stock-based compensation	—	—			—	—	—	—	—
Net Loss	—	—	—		—	—	—	—	—
Comprehensive Loss	—	—	—		—	—	—	—	—

Balance at June 30, 2006	5,000	$3,555		$		—	$—	47,016,918	$470
Exercise of common stock warrants	—	—	—		—	—	—	473,815	5
Issuance of restricted stock	—	—	—		—	—	—	4,593,750	46
Issuance of Series D anti-dilution warrants	—	(363)	—		—	—	—	—	—
Beneficial conversion feature attributable to Series D anti-dilution	—	(2,807)	—		—	—	—	—	—
Series D dividends and Accretion	—	854	—		—	—	—	—	—
Issuance of Series E preferred stock & warrants, net of costs	—	—	27,400		15,564	—	—	—	—
Beneficial conversion feature attributable to Series E preferred stock	—	—	—		(15,564)	—	—	—	—
Issuance of Columbia warrant
Amortization of deferred Toshiba equity costs	—	—	—		—	—	—	—	—
Foreign currency translation adjustment	—	—	—		—	—	—	—	—
Stock-based compensation	—	—	—		—	—	—	—	—
Net Loss	—	—	—		—	—	—	—	—
Comprehensive Loss	—	—	—		—	—		—	—

Balance at June 30, 2007	5,000	$1,238	27,400		$—	—	$—	52,084,483	$521
Exercise of common stock options	—	—	—		—	—	—	78,968	1
Issuance of Series D anti-dilution warrants	—	(61)	—		—	—	—	—	—
Conversion of Series D shares	(79)	(169)	—		—	—	—	213,821	2
Series D dividends and accretion	—	1,886	—		—	—	—	—	—
Series E transaction costs	—	—	—		—	—	—	—	—
Series E dividends and accretion	—	—	—		6	—	—	—	—
Issuance of Series F preferred stock & warrants, net of costs	—	—	—		—	8,036	5,214	—	—
Series F dividends & accretion	—	—	—		—	—	139	—	—
Amortization of deferred Toshiba equity costs	—	—	—		—	—	—	—	—
Foreign currency translation adjustment	—	—	—		—	—	—	—	—
Stock-based compensation	—	—	—		—	—	—	—	—
Net Loss	—	—	—		—	—	—	—	—
Comprehensive Loss	—	—	—		—	—		—	—

Balance at June 30, 2008	4,921	$2,894	27,400		$6	8,036	$5,353	52,377,272	$524

VERTICAL COMMUNICATIONS, INC. AND SUBSIDIARIES

STATEMENT OF CONVERTIBLE REDEEMABLE PREFERRED STOCK, SHAREHOLDERS’ EQUITY & COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Accumulated Other Comprehensive Income	Additional Paid in Capital	Accumulated Deficit	Deferred Compensation	Deferred Toshiba Equity Costs	Treasury Stock	Net Stockholders’ Equity	Comprehensive Loss
Balance at June 30, 2005	$4	$151,842	$(59,411)	$(8,243)	$(644)	$(69,680)	$14,234
Common stock issued	—	12,658	—	—	—	—	12,771	—
Exercise of common stock options	—	99	—	—	—	—	100	—
Exercise of common stock warrants	—	1,363	—	—	—	—	1,375	—
Retirement of treasury stock	—	(69,658)	—	—	—	69,680	—	—
Issuance of Series D preferred stock and warrants, net of expenses	—	951	—	—	—	—	951	—
Beneficial conversion feature attributable to Series D preferred stock	—	659	—	—	—	—	659	—
Series D dividends and accretion	—	(324)	—	—	—	—	(324)	—
Amortization of deferred Toshiba equity costs	—	—	—	—	134	—	134	—
Reclass of deferred compensation	—	(8,243)	—	8,243	—	—	—	—
Foreign currency translation adjustment	(19)	—	—	—	—	—	(19)	(19)
Stock-based compensation	—	4,042	—	—	—	—	4,042	—
Net Loss	—	—	(15,999)	—	—	—	(15,999)	(15,999)

Comprehensive Loss	—	—	—	—	—	—	—	(16,018)

Balance at June 30, 2006	$(15)	$93,389	$(75,410)	$—	$(510)	$—	$17,924
Exercise of common stock warrants	—	—	—	—	—	—	5	—
Issuance of restricted stock	—	238	—	—	—	—	284	—
Issuance of Series D anti-dilution warrant	—	363	—	—	—	—	363	—
Beneficial conversion feature attributable to Series D anti-dilution	—	2,807	—	—	—	—	2,807	—
Series D dividends and accretion	—	(854)	—	—	—	—	(854)	—
Issuance of Series E preferred stock & warrants, net of costs	—	11,401	—	—	—	—	11,401	—
Beneficial conversion feature attributable to Series E preferred stock	—	15,564	—	—	—	—	15,564	—
Issuance of Columbia warrant	—	2,114	—	—	—	—	2,114
Amortization of deferred Toshiba equity costs	—	—	—	—	70	—	70	—
Foreign currency translation adjustment	(37)	—	—	—	—	—	(37)	(37)
Stock-based compensation	—	4,771	—	—	—	—	4,771	—
Net Loss	—	—	(16,019)	—	—	—	(16,019)	(16,019)

Comprehensive Loss	—	—	—	—	—	—	—	(16,056)

Balance at June 30, 2007	$(52)	$129,793	$(91,429)	$—	$(440)	$—	$38,393
Exercise of common stock options	—	60	—	—	—	—	61	—
Issuance of Series D anti-dilution warrants	—	61	—	—	—	—	61
Conversion of Series D shares	—	167	—	—	—	—	169
Series D dividends and accretion	—	(1,886)	—	—	—	—	(1,886)
Series E transaction costs	—	(42)	—	—	—	—	(42)
Series E dividends and accretion	—	(6)	—	—	—	—	(6)
Issuance of Series F preferred stock & warrants, net of costs	—	9,098	—	—	—	—	9,098
Series F dividends & accretion	—	(139)	—	—	—	—	(139)
Amortization of deferred Toshiba equity costs	—	—	—	—	14	—	14
Foreign currency translation adjustment	(13)	—	—	—	—	—	(13)	(13)
Stock-based compensation	—	6,259	—	—	—	—	6,259
Net Loss	—	—	(28,537)	—	—	—	(28,537)	(28,537)

Comprehensive Loss	—	—	—	—	—	—	—	(28,550)

Balance at June 30, 2008	$(65)	$143,365	$(119,966)	$—	$(426)	$—	$23,432

VERTICAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended June 30,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(28,537)	$(16,019)	$(15,999)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	4,201	3,722	2,920
Amortization of deferred Toshiba equity costs	14	70	134
Non-cash interest	6,770	2,431	—
Non-cash compensation	6,259	5,055	4,042
Deferred tax provision	1,032	349	626
Non-cash changes in accounts receivable allowances	176	69	(101)
Changes in assets and liabilities:
Trade receivables	1,471	(517)	(1,364)
Inventories	(1,075)	(76)	155
Prepaid expenses	349	3,429	232
Deferred costs	3,623	3,169	(916)
Other assets	(170)	(140)	18
Accounts payable	(186)	(2,723)	(384)
Accrued liabilities	2,691	(1,466)	2,397
Deferred revenue	(6,412)	(6,267)	2,180

Net cash used in operating activities	(9,794)	(8,914)	(6,060)

Cash flows from investing activities:
Cash used for acquisitions, net of cash acquired	—	(24,665)	(19,249)
Purchases of property and equipment	(1,520)	(428)	(964)
Increase (decrease) in restricted cash	—	389	(95)

Net cash used in investing activities	(1,520)	(24,704)	(20,308)

Cash flows from financing activities:
Payment of capital lease obligations	(13)	(22)	(16)
(Payment of)/proceeds from SVB term note	—	(2,000)	2,000
Payment of Comdial note	—	(2,575)	—
Net change in SVB revolver facility	(899)	135	6,534
Proceeds from issuance of Columbia debt, net of issuance costs	—	14,440	—
Proceeds from issuance of common stock, net of issuance costs	61	5	12,871
Proceeds from issuance of preferred stock and warrants, net of issuance costs	—	26,965	4,841
Proceeds from issuance of convertible notes payable	7,854	—	—

Net cash provided by financing activities	7,003	36,948	26,230

Effect of foreign currency exchange rates	(13)	(37)	(16)

Net increase (decrease) increase in cash and cash equivalents	(4,324)	3,293	(154)
Cash and cash equivalents at beginning of period	8,019	4,726	4,880

Cash and cash equivalents at end of period	$3,695	$8,019	$4,726

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$687	$920	$501
Cash paid for taxes	$—	$—	$—
Conversion of preferred stock to common	$169	$—	$—
Conversion of notes payable and accrued interest into Series F preferred stock	$8,036	$—	$—
Non cash dividend and accretion on preferred stock	$2,031	$854	$324

On September 28, 2005 the Company acquired the assets of Comdial Corporation and on December 1, 2006 the Company acquired the assets of Vodavi Technology, Inc. as follows (see Note 3):

	Vodavi	Comdial
Accounts receivable	2,721	3,158
Inventory	6,671	4,540
Other current assets	2,319	2,248
Property and equipment	1,058	1,285
Other assets	12	150
Intangible assets	11,950	4,300
Goodwill	9,475	9,190
Cash used in acquisitions, net of cash acquired	(24,665)	(19,249)

	14,514	5,622
Note payable to Comdial Corporation	—	(2,500)

Liabilities assumed	$9,541	$3,122

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

Concentrations - For the years ended June 30, 2008, 2007 and 2006, sales to Graybar accounted for 16%, 16% and 12%, respectively, of total net revenues. At June 30, 2008 and 2007 one customer accounted for approximately 16% and 26%, respectively, of the Company’s outstanding gross trade receivables. The loss of any of the major systems integrators, distributors, resellers or OEMs, or their failure to pay the Company for products purchased from the Company, could have an adverse effect on the Company’s operating results.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits in bank accounts. Deposits in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) of $100,000 are exposed to loss in the event of nonperformance by the institution. The Company has had cash deposits in excess of the FDIC insurance coverage.

Related Party Transactions - LG-Nortel Co. Ltd. (LGN) owns approximately 18% of the Company’s outstanding Series E and Series F Preferred Stock at June 30, 2008 and owned approximately 24% of the Company’s outstanding Series E Preferred Stock at June 30, 2007 and has a designated member on the Company’s board of directors. The Company purchased approximately $15.4 million and $7.2 million of key telephone systems, commercial grade telephones, and voice mail products from LGN and an affiliate of LGN during fiscal 2008 and 2007, respectively. The Company owed LGN and its affiliate a total of $3.6 million and $2.4 million for product purchases at June 30, 2008 and 2007, respectively. The Company’s payment terms with LGN and its affiliate are 90 days after shipment, except for shipments of single line telephones, which are 30 days after shipment. Current balances are non-interest bearing.

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

The Company’s allowance for doubtful accounts activity, for the fiscal years ended June 30, 2008, 2007 and 2006 was as follows (in thousands):

	Balance at Beginning of Year	Acquired With Vodavi (2007) and Comdial (2006)	Additions	Usage/ Adjustments	Balance at End of Year
Allowance for Doubtful Accounts:
Year Ended June 30, 2008	354	—	39	(156)	237
Year Ended June 20, 2007	322	144	69	(181)	354
Year Ended June 30, 2006	423	128	136	(365)	322

Inventories - We measure our inventories at lower of cost or market on a first in, first out (FIFO) basis. We also provide allowances for excess and obsolete inventory equal to the difference between the cost of our inventory and the estimated market value based upon assumptions about product life cycles, product demand and market conditions. If actual product life cycles, product demand or market conditions are less favorable than those projected by management, additional inventory allowances or write-downs may be required.

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

Other Assets - Other assets are stated at cost and principally consist of deferred financing costs related to our debt.

Goodwill - Goodwill represents the cost in excess of the estimated fair values of assets and liabilities acquired. Under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The Company’s goodwill arose from the acquisitions of Vertical Networks, Comdial and Vodavi and is tested annually for potential impairment. Although the Vertical Networks, Comdial and Vodavi goodwill was deemed to not be impaired when it was tested in fiscal year 2008, there can be no assurances that subsequent reviews will not result in material impairment charges. A considerable amount of judgment is required in calculating this impairment analysis, principally in determining discount rates, financial forecasts and allocation methodology. Unanticipated changes in market conditions could have a material impact on our projected cash flows. Differences in actual cash flows as compared to the projected discounted cash flows could require the Company to record an impairment loss.

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

Income Taxes - The Company has not recognized any current income tax expense in any period presented due to the Company’s net losses. However, in fiscal years 2008, 2007 and 2006, the Company recorded a deferred tax provision and corresponding liability arising from the timing differences associated with amortizing goodwill for income tax purposes over a 15 year life.

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

The Company’s warranty reserve activity for the fiscal years ended June 30, 2008, 2007 and 2006 was as follows (in thousands):

	Balance at Beginning of Year	Acquired With Vodavi (2007) and Comdial (2006)	Additions / Reductions	Adjustments	Balance at End of Year
Warranty reserves:
Year Ended June 30, 2008	693	—	(119)	—	574
Year Ended June 20, 2007	738	89	68	(202)	693
Year Ended June 30, 2006	109	585	62	(18)	738

Revenue Recognition - The Company recognizes revenue for the sale of its Wave, InstantOffice and TeleVantage products pursuant to Statement of Position (“SOP”) 97-2, Software Revenue Recognition, and SOP 98-9, Software Revenue Recognition With Respect to Certain Transactions. For revenue generated by the sale of Comdial and Vodavi products, where the Company has determined that the software is incidental, the Company follows Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition. Generally, the Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectability is reasonably assured. The Company reduces revenue for estimated customer returns, rotations and sales rebates when such amounts are estimable. When not estimable, the Company defers revenue until the product is sold to the end customer or the customer’s rights expire. As part of its Televantage product sales price, the Company provides telephone support, which is generally utilized by the customer shortly after the sale. The cost of the phone support is not significant but is accrued in the financial statement. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue.

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

Revenue from time and material service contracts is recognized as the services are provided. Revenue from fixed price, long-term service or development contracts is recognized over the contract term, using a proportional performance model, based on the percentage of services that are provided during the period compared with the total estimated services to be provided over the entire contract. Losses on fixed price contracts are recognized during the period in which the loss first becomes apparent. Revenue from this type of service contracts was immaterial for each of the years ended June 30, 2008, 2007 and 2006.

Advertising - The Company expenses advertising costs as incurred. Advertising expenses for the years ended June 30, 2008, 2007 and 2006 were $278,000, $250,000 and $83,000 respectively.

Research and Product Development Costs - All costs associated with internal engineering and product development activities are expensed as incurred. Development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established and until the products are available for sale, software development costs are capitalized and amortized over the greater of the amount computed using: (a) the ratio that current gross revenue for the product bears to the total of current and anticipated future gross revenue for that product or (b) the straight line method over the estimated economic life of the product including the period being reported on. The amortization period has been determined as the life of the product, which is generally two years. The amortization of capitalized development costs was $0 in 2008, $0 in 2007 and $37,000 in 2006.

Computation of Net Loss Per Share - Net loss per share-basic is based upon the weighted average number of common shares outstanding. Net loss per diluted share is based upon the weighted average number of common and common equivalent shares outstanding assuming dilution. Common equivalent shares, consisting of the common shares underlying outstanding stock options, warrants and convertible preferred stock are included in the per share calculations where the effect of their inclusion would be dilutive.

A reconciliation of basic weighted average common shares with weighted average shares assuming dilution is as follows (in thousands):

	Year Ended June 30
	2008	2007	2006
Weighted average shares, excluding shares in Treasury—basic	52,333	48,813	43,311
Net effect of dilutive potential common shares outstanding based on the treasury stock method using the average market price	—	—	—

Weighted average common shares assuming dilution	52,333	48,813	43,311

Anti-dilutive potential common shares excluded from the computation above	433,405	108,768	10,251

Stock Based Compensation

On July 1, 2005, the Company adopted the provisions of FASB Statement No. 123 (revised 2004) Accounting for Stock-Based Compensation (SFAS No. 123R) and elected to use the modified prospective transition method as permitted under SFAS 123R. Under SFAS 123R, compensation cost recognized includes compensation cost for all share-based payments, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In computing stock based compensation, we apply an estimated forfeiture rate based on actual forfeitures in our recent history. The fair value of options granted was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year ended June
	2008	2007	2006
Expected Dividend Yield	0%	0%	0%
Volatility Factor	117 to 135%	117 to 120%	113 to 115%
Risk free Interest Rate	2.67 to 4.41%	4.87 to 4.95%	3.95% to 5.03%
Expected Life (years)	6.0	6.0	6.0

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

On October 20, 1994, the Company’s shareholders approved the Company’s 1994 Stock Incentive Plan (the “1994 Plan”). The 1994 Plan provides for the grant of Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights (Tandem and Free-standing), Restricted Stock, Deferred Stock, Performance Units and Performance Shares to officers, key employees, non-employee directors and certain consultants of the Company. This Plan was replaced by the 2004 Stock Incentive Plan (the “2004 Plan”) that was approved by the Company’s shareholders on March 15, 2004. At June 30, 2008, the maximum number of shares that can be granted under the 2004 Plan is 80,000,000.

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

Fair Values
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

The following are the identifiable intangible assets acquired and the respective periods over which the assets will be amortized on a straight-line basis (in millions):

	AMOUNT	LIFE (In Years)
Trade names/Trademarks	$0.7	4

Customer relationships	10.5	9
Customer relationships - other	0.6	8
Existing technology	0.2	4

	$12.0

The amounts assigned to identifiable intangible assets acquired was based on their respective fair values determined as of the acquisition date using a discounted cash flow analysis and relief from royalty methodology. The excess of the purchase price over the tangible and identifiable intangible assets was recorded as goodwill and amounted to approximately $9.4 million.

4. Inventories

Inventories, net, at June 30, 2008 and 2007 consist of the following (in thousands):

	June 30,
	2008	2007
Raw Materials	$838	$465
Finished Goods	13,055	12,353

	$13,893	$12,818

5. Property and Equipment

Property and equipment at June 30, 2008 and 2007 consist of the following (in thousands):

	June 30,
	2008	2007
Furniture and Fixtures	$995	$936
Computers, software and other equipment	6,007	5,553
Leasehold improvements	1,366	359

	8,368	6,848
Accumulated depreciation and amortization	(5,971)	(4,603)

	$2,397	$2,245

Depreciation and amortization expense for the years ended June 30, 2008, 2007 and 2006 was approximately $1.3 million, $1.5 million and $1.5 million, respectively.

6. Intangible Assets

Intangible assets related to the acquisitions of Vertical Networks, Comdial and Vodavi as of June 30, 2008 and 2007 consisted of the following (in thousands):

	June 30, 2008	June 30, 2007	Life in Years
Acquired technology-Vertical Networks	$800	$800	5
Acquired customers relationships-Vertical Networks	3,500	3,500	5
Trade names/trademarks-Comdial	200	200	1
Acquired customer relationships-Comdial	3,300	3,300	10
Acquired technology- Comdial	800	800	5
Trade names-Vodavi	690	690	4
Customer relationships-Vodavi	10,440	10,440	9
Customer relationships, other-Vodavi	600	600	8
Existing technology-Vodavi	220	220	4

	20,550	20,550
Accumulated amortization	(7,098)	(4,285)

	$13,452	$16,265

Amortization expense for the years ended June 30, 2008, 2007 and 2006 was approximately $2.8 million, $2.3 million and $1.4 million respectively, of which $372,000, $352,000 and $287,000, respectively, was included in cost of sales. The estimated aggregate amortization expense for the fiscal years ending June 30, 2009, 2010, 2011, 2012 and 2013 is $2.8 million, $2.2 million, $1.7 million, $1.7 million and $1.6 million, respectively.

7. Accrued Liabilities

Accrued liabilities at June 30, 2008 and 2007 consist of the following (in thousands):

	June 30,
	2008	2007
Compensation and benefits	$2,586	$2,446
Payroll, sales, property and other taxes	260	235
Marketing and sales incentives	837	868
Professional fees	228	426
Interest	78	110
Warranty	574	693
Earn-out obligation	257	257
Royalties	1,476	813
Registration settlement fees	2,550	2,550
Other	1,819	1,651

	$10,665	$10,049

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

The Initial Bridge Note was issued on October 18, 2006 in the amount of $10.0 million and bore interest at the rate of 14% per annum. The net proceeds from the Initial Bridge Note, after payment of costs of approximately $0.2 million, were utilized to retire all of the debt owed to SVB and the Comdial Estate with the remainder to supplement working capital. The Company allocated the Initial Bridge Note proceeds between the debt and the warrant based upon their relative fair values as of the issuance date, resulting in $2.1 million being allocated to the warrants. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: no dividend yield; weighted average risk free rate of 4.42%; volatility of 115% and a contractual life of 7 years. The proceeds attributable to the warrant were recorded as a discount on the debt which will be accreted, with the deferred issuance costs and cash interest, over the term of the Initial Bridge Note using the effective interest method. On May 25, 2007, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (see below). At this time, the Company satisfied all amounts owed under the Initial Bridge Note and this note was extinguished. The Company fully accreted the debt discount and fully amortized the deferred issuance costs in conjunction with the repayment of the Initial Bridge Note.

The Term Note was issued on December 1, 2006 in the amount of $15.0 million. A portion of the interest equal to .05% of the outstanding principal amount is payable quarterly in arrears. The Company is also obligated to pay the Lender a premium equal to the amount required to provide the Lender with a rate of return of 13.5% per annum upon any payment or prepayment of any amount of the Term Note. This premium is subject to increase to 15.5% for any period in which an event of default, as defined in the agreement, occurs and continues. The principal amount of the Term Note and any unpaid interest, including the payment premium, is payable in full on October 17, 2009. Cash interest, the premium and deferred issuance costs of $0.3 million will be accreted over the life of term note using the effective interest method.

The Credit Agreement initially contained certain financial covenants related to minimum revenue, minimum EBITDA and cash availability. On October 15, 2007, the Company entered into an amendment to the Credit Agreement effective as of September 30, 2007, and on March 17, 2008, the Company entered into a second amendment to the Credit Agreement effective as of December 31, 2007, to modify the financial covenants. Pursuant to the second amendment of the Credit Agreement, the Company must (a) maintain cash, cash equivalents or available borrowing capacity of specified amounts ranging from $4.0 million to $5.0 million as of the last day of each calendar month; (b) beginning with the trailing three month period ended March 31, 2008 and for each quarter thereafter, maintain specified minimum EBITDA; and (c) beginning with the trailing three month period ended March 31, 2008, maintain specified minimum revenue. As of June 30, 2008, the Company is in compliance with the financial covenants of the amended Credit Agreement.

Silicon Valley Bank

On May 25, 2007, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with SVB providing for a line of credit of up to $10.0 million (the “Line of Credit”).

The Line of Credit originally matured and the principal balance thereof was payable in full, on May 24, 2009. On September 30, 2008, the Company entered into an amendment to the Loan Agreement, pursuant to which the maturity date was extended to August 21, 2009. Borrowing availability under the Line of Credit is based on the existence of stipulated percentages of the Company’s eligible accounts receivable and inventory and is also subject to an additional $2,000,000 collateral reserve requirement established by SVB. Amounts borrowed under the Line of Credit bear interest at a per annum rate equal to the bank’s prime rate, plus 2% per year (7% at June 30, 2008).

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

The Loan Agreement initially contained certain financial covenants related to minimum revenue, minimum EBITDA and cash availability. On October 15, 2007, the Company entered into an amendment to the Credit Agreement effective as of September 30, 2007, which modified the financial covenants. At December 31, 2007, the Company was not in compliance with the amended financial covenants related to minimum revenue and EBITDA. On March 17, 2008, the Company entered into a second amendment to the Loan Agreement effective as of December 31, 2007, which modified the financial covenants. Pursuant to the second amendment of the Loan Agreement, the Company must (a) maintain cash, cash equivalents or available borrowing capacity of specified amounts ranging from $4.0 million to $5.0 million as of the last day of each calendar month; (b) beginning with the trailing three month period ended March 31, 2008 and for each quarter thereafter, maintain specified minimum EBITDA; and (c) beginning with the trailing three month period ended March 31, 2008, maintain specified minimum revenue. As of June 30, 2008, the Company is in compliance with the financial covenants of the amended Loan Agreement.

The aggregate contractual maturities of debt for the years ended June 30 are (in thousands):

2009	$5,772
2010	$17,734

$23,506

9. Convertible Redeemable Preferred Stock

Series D Preferred Stock

On February 9, 2006, the Company completed the sale (the “Series D Financing”) of 5,000 shares of its Series D Convertible Preferred Stock, par value $1.00 per share (the “Series D Preferred Stock”) and warrants to purchase an aggregate of 1,041,667 shares (the “Series D Warrants”) of the Company’s common stock pursuant to a Securities Purchase Agreement (the “2006 Securities Purchase Agreement”) between the Company and certain investors (the “Series D Investors”). The aggregate proceeds to the Company from the Series D Financing was $5.0 million. The Series D Preferred Stock accrues dividends at a rate of $80 per year and is subject to anti-dilution adjustments in the event the Company issues additional shares of common stock for consideration that is less than the conversion price of the Series D Preferred Stock. Beginning February 9, 2009, the Series D Preferred Stock may be redeemed at a price equal to the Original Issue Price, plus unpaid dividends provided that the holders of a majority of the outstanding shares consent to the redemption. In addition to the shares of Series D Preferred Stock, the Company issued warrants to purchase an aggregate of up to 1,041,667 shares of common stock at a per share exercise price of $0.01. On October 6, 2008, MC Venture Partners, as holder of a majority of the Series D Preferred Stock, notified the Company that they agreed to not make the election the require redemption of the Series D Preferred Stock on or before October 1, 2009.

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

The Company is currently liable for liquidated damages to each Series D Investor because the registration statement was not filed on or before March 27, 2006 (such an event, a “Filing Default”). As a result of the Filing Default, the Company must pay as liquidated damages to the Series D Investors, for each 30-day period of a default, an amount in cash equal to 1% of the aggregate purchase price paid by the Series D Investor pursuant to the 2006 Securities Purchase Agreement; provided that in no event will the aggregate amount of cash to be paid as liquidated damages exceed 9% of the aggregate purchase price paid by such Series D Investor. Through June 30, 2007, the Company has recorded the maximum damages provided for in the agreement; the Company has accrued a total of $450,000 in liquidated damages and paid $135,000 in damages as a result of the Filing Default.

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

Anti-dilution Adjustments. In the event the Company issues additional shares of common stock (which includes certain options and convertible securities issued by the Company), except in limited circumstances, for no consideration or for consideration per share that is less than the conversion price of the Series D Preferred Stock then in effect, the conversion price of the Series D

Preferred Stock will be reduced in accordance with the formula set forth in the Certificate of Designations. The Company’s Series E and Series F Preferred Stock financings have triggered this provision in the Series D Preferred Stock agreement, as discussed further below.

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

The Company allocated the proceeds between the stock and the warrants based upon their relative fair values as of the closing date, resulting in $951,000 being allocated to the warrants. The Company determined the fair value of the warrants using the Black-Scholes option pricing model with the following assumptions: no dividend yield; weighted average risk free rate of 4.54%; volatility of 115% and a contractual life of 10 years. The Company recorded the portion of the proceeds attributable to the stock as mezzanine equity pursuant to EITF Topic D-98, Classification and Measurement of Redeemable Securities after determining the guidance in FAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity did not apply. The Company determined that the warrants meet the definition of a derivative instrument as defined in SFAS 133, Accounting for Derivative Instruments and Hedging Activities, but do not require derivative treatment pursuant to the scope exception in paragraph 11(a) of SFAS 133. The Company recorded the proceeds attributable to the warrants in permanent equity pursuant to guidance in EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, as the Company can settle the warrants in unregistered shares and the liquidated damages are not believed to be “uneconomic”.

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

As a result of the issuance of the Series F Preferred Stock (see below), the anti-dilution adjustments in the Series D Preferred Stock and the Series D Warrants were triggered. Accordingly, on May 19, 2008, the Company issued 1,164,138 additional Series D Warrants to the Series D Investors which increased the portion of the proceeds allocable to the warrants to $1.8 million. In addition, the conversion price was adjusted to $0.42 which resulted in an increase in the value of the beneficial conversion feature. Since the discounts for the Series D Warrants and beneficial conversion feature previously recorded against the Series D Preferred Stock totaled $4,939,000, the discount for the changes triggered by the Series F Preferred Stock issuance was limited to $61,000, such that the total discounts recorded on the Series D Preferred Stock financing equal the total proceeds. This additional discount will be accreted over the period through the earliest redemption date.

We will reevaluate the classification of the stock and warrants in each period to determine if reclassification is necessary. Our obligation to the Series D Preferred Stockholders, should they choose to redeem the stock at or after the redemption date is $4.9 million plus accrued but unpaid dividends of $859,953.

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

The Company allocated the proceeds between the stock and the warrants based upon their relative fair values as of the closing date, resulting in $11.8 million being allocated to the warrants. The Company determined the fair value of the warrants using the Black-Scholes option pricing model with the following assumptions: no dividend yield; weighted average risk free rate of 4.43%; volatility of 111% and a contractual life of 10 years. The Company determined that the warrants meet the definition of a derivative instrument as defined in SFAS 133, Accounting for Derivative Instruments and Hedging Activities, but do not require derivative treatment pursuant to the scope exception in paragraph 11(a) of SFAS 133. The Company recorded the proceeds attributable to the warrants in permanent equity pursuant to guidance in EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

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

As a result of the issuance of the Series F Preferred Stock (see below), the anti-dilution adjustments in the Series E Preferred Stock and the Series E Warrants were triggered however, the Series E Investors waived these provisions.

We will reevaluate the classification of the stock and warrants in each period to determine if reclassification is necessary. Our obligation to the Series E Preferred Stockholders, should they choose to redeem the stock at or after the redemption date is $27.4 million plus accrued but unpaid dividends of $4.3 million.

Series F Preferred Stock

On March 17, 2008, the Company entered into a securities purchase agreement (the “SPA”) with certain investors (the “Initial Investors”) pursuant to which the Company agreed to (1) the issuance and sale of subordinated convertible promissory notes (the “Notes”) and (2) upon conversion of the Notes, the issuance of a to-be-established series of the Company’s preferred stock (the “Series F Preferred Stock”) and, if applicable, warrants to purchase shares of the Company’s common stock. Under the SPA and subsequent joinder agreements to the SPA entered into on April 16, 2008 and May 19, 2008, the Company received aggregate proceeds of $7,867,064, in exchange for the issuance and sale of the Notes. The Notes accrued interest at the rate of 15% annually and had a stated maturity of twelve months from issuance. The Notes were subordinate to the Credit Agreement and the Loan Agreement.

The Notes were automatically convertible on or before May 19, 2008 (the “Outside Date”) into shares of Series F Preferred Stock. If there was a qualifying investment, defined as an investment by LGN that (a) closes on or before the Outside Date pursuant to the SPA which LGN becomes a party to, and (c) LGN purchases a minimum of $1.0 million in principal amount of the Notes, then the Notes automatically convert into “Section 5(a)” preferred stock. If no qualifying investment occurs prior to the Outside Date, then the Notes automatically convert into “Section 5(b)” preferred stock. The Notes convert into Series F Preferred Stock at a rate of one share per $1,000 of outstanding principal and accrued interest (rounded to the nearest share). The initial conversion price of the Series F Preferred Stock to common stock is $0.05 per share.

The material terms of the Section 5(a) preferred stock were as follows:

1.	With regard to the powers, designations, preferences and rights, the Section 5(a) preferred stock is substantially similar to the Series E Preferred Stock and ranks equally with respect to the payment of dividends, redemption and rights upon liquidation, dissolution or sale of the Company.

2.	In connection with the automatic conversion of the Notes into Section 5(a) preferred stock, the holders will receive warrants to purchase common shares at an exercise price of $0.01 per share. The number of shares for which the warrants are exercisable is calculated as the original principal amount of the Note divided by $0.05 (the conversion price of the Series F Preferred Stock into common stock).

The material terms of the Section 5(b) preferred stock were as follows:

1.	The Section 5(b) preferred stock ranks senior to all other classes or series of capital stock with respect to the payment of dividends, redemption and rights upon liquidation, dissolution or sale of the Company.

2.	The Section 5(b) preferred stock accrues a cash dividend at the rate of $120 per year per share payable before any dividend is paid on any other shares of the Company’s capital stock.

3.	In the event of redemption, liquidation, dissolution or sale of the Company, the holders of the Section 5(b) preferred stock are entitled to receive an amount equal to three times the purchase price per share plus all declared and unpaid dividends.

4.	Other than as noted above, the Section 5(b) preferred stock is substantially similar to the Series E Preferred Stock with regard to the powers, designations, preferences and rights. No warrants will issue upon automatic conversion of the Notes into Section 5(b) preferred stock.

Based upon the nature of the conversion feature in the note, the Company concluded that the Notes were not considered “conventional convertible debt instruments”, as this term is defined in EITF Issue No. 05-02, The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19. As a result, the Company bifurcated the conversion option and allocated the proceeds from the Notes between the fair value of the debt and the fair value of the conversion option on a relative fair value basis. This resulted in the Company allocating $6,289,000 to the conversion option, which was recorded as a component of additional paid in capital. The corresponding discount on the Notes was to be accreted over the life of the Notes using the effective interest rate method.

On May 19, 2008, LGN entered into a joinder agreement to the SPA to purchase $1,400,000 of Notes and the Section 5(a) conversion was triggered. The Notes and $168,708 of accrued interest converted into 8,036 Shares of Series F Preferred Stock and warrants to purchase 157,341,280 shares of the Company’s common stock at $0.01 per share (the “Series F Warrants”). Just prior to conversion the Company fully accreted the discount on the Notes resulting in $6,289,000 of non-cash interest for the year ended June 30, 2008. The Company allocated the $8,036,772 principal and interest value of the Notes, plus the $6,289,000 value of the conversion option, between the fair value of the Series F Preferred Stock and the fair value of the Series F Warrants on a relative fair value basis, resulting in $5,213,564 being allocated to the Series F Preferred stock (net of $12,798 of issuance costs) and $9,098,410 being allocated to the Series F Warrants. We determined the fair value of the warrants using the Black-Scholes option pricing model with the following assumptions: no dividend yield; weighted average risk free rate of 3.83%; volatility of 110% and a contractual life of 10 years. The Company determined that the warrants meet the definition of a derivative instrument as defined in FAS 133, Accounting for Derivative Instruments and Hedging Activities, but do not require derivative treatment pursuant to the scope exception in paragraph 11(a) of FAS 133. We recorded the proceeds attributable to the warrants in permanent equity pursuant to guidance in EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The Company determined that the portion of the proceeds attributable to the stock should be recorded as mezzanine equity pursuant to EITF Topic D-98, Classification and Measurement of Redeemable Securities after determining the guidance in FAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity did not apply. The discount on the stock resulting from the allocation of proceeds to the warrants will be accreted over the period through the earliest possible redemption date using the effective interest method.

The Series F Preferred Stock has the same voting, dividend, liquidation, conversion, anti-dilution and redemption features as the Series E Preferred Stock (as disclosed above). The Series F Preferred stock is currently convertible into 164,620,000 shares of Common Stock. We will reevaluate the classification of the stock and warrants in each period to determine if reclassification is necessary. Our obligation to the Series F Preferred Stockholders, should they choose to redeem the stock at or after the redemption date is $8,036,000, plus accrued but unpaid dividends of $139,000.

10. Shareholders Equity

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

The 2004 Plan initially provided that the maximum number of options that could be granted would be 2,000,000 shares, plus the lesser of 150,000 shares of Common Stock or 1.5% of the number of shares of common stock issued and outstanding as of July 1 of each year commencing on July 1, 2004 (the “Evergreen” clause). On September 28, 2004, the 2004 Plan was amended to provide that the maximum number of options that can be granted would be increased to 8,236,255 shares and the Evergreen clause was removed from the plan so that the maximum number of shares that could be granted would no longer increase automatically each year. On April 3, 2006, the 2004 Plan was amended to provide that the maximum number of options that can be granted would be increased to 10,768,865. On February 19, 2007, the 2004 Plan was amended to provide that the maximum number of options that can be granted would be increased to 27,018,865 shares and to increase the maximum number of shares of common stock with respect to which awards may be granted to any participant under the plan to 3,500,000 shares per year. On March 7, 2008, the 2004 Plan was amended to provide that the maximum number of shares that can be granted would be increased to 80,000,000. The maximum number of shares available for grant each year shall include all previously ungranted options plus all expired and cancelled options. With the exception of options granted on September 28, 2004, stock options are generally granted at a price not less than 100% of the fair market value of the common shares at the date of grant. Generally, options become exercisable over a four-year period commencing on the date of grant and vest 25% at the first anniversary of the date of grant with the remaining 75% vesting in equal monthly increments over the remaining three years of the vesting period. No 2004 Plan options may be exercised more than ten years from the date of grant. At June 30, 2008, there were 57,145,591 remaining shares available for grant under the 2004 Plan and none were available for grant under the 1994 Plan.

Stock option activity during the last three fiscal years is as follows:

	2008		2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of Year	19,415,983	$0.99	8,216,803	$1.90	7,998,090	$2.13
Granted	1,344,500	0.90	12,759,528	0.84	2,122,750	0.92
Exercised	(78,968)	0.75	—	—	(83,178)	0.97
Cancelled	—	—	(507,829)	8.13	—	—
Forfeited	2,411,955	0.87	(1,052,519)	1.64	(1,820,859)	1.78

Outstanding at end of year	18,269,560	1.00	19,415,983	0.99	8,216,803	1.90

Exercisable at end of year	9,095,654	$1.15	4,066,438	$1.45	2,975,487	$3.14

The following table summarizes information about the stock options outstanding at June 30, 2008:

Range of Exercise Prices	Number Outstanding at June 30, 2008	Weighted Average Exercise Price	Weighted Average Contractural Life (Years)	Number Exercisable at June 30, 2008	Weighted Average Exercise Price
$0.08 - $0.89	12,803,837	$0.82	8.59	4,417,749	$0.83
$0.97 - $1.81	4,810,990	$1.11	6.57	4,032,073	$1.08
$2.30 - $3.00	617,500	$2.57	5.72	617,500	$2.57
$3.96 - $4.40	10,831	$4.26	5.01	10,831	$4.26
$11.70 - $12.38	7,501	$11.92	1.99	7,501	$11.92
$45.00 - $52.88	6,667	$47.95	1.97	4,167	$47.95
$100.50 - $129.00	3,333	$114.75	1.59	5,833	$114.75

	18,269,560	$1.00	7.95	9,095,654	$1.15

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

Total stock-based compensation for both options and restricted stock awards increased loss from operations and net loss for the year ended June 30, 2008 by $6.3 million ($0.12 per basic and diluted share) As of June 30, 2008, $11.0 million of unvested stock-based compensation has not yet been recognized by the Company. The unvested stock-based compensation balance is expected to be expensed over a weighted average period of 2.5 years.

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

The Company’s contribution to the profit-sharing plan was approximately $441,000, $364,000, and $375,000 for the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

12. Income Taxes

No income tax expense (benefit) was recorded in fiscal years 2008, 2007 and 2006 as the Company incurred net losses for all periods. However, for the years ended June 30, 2008, 2007 and 2006, the Company recorded deferred tax provisions of $1.0 million, $0.3 million and $0.6 million, respectively, and a corresponding liability arising from the timing differences associated with amortizing goodwill for income tax purposes over a 15 year life. Income tax expense (benefit) differs from the amount computed by applying the combined statutory income tax rate to the loss before income taxes as follows (in thousands):

	2008	2007	2006
Computed “expected” tax benefit	(8,761)	(6,268)	(6,400)
Losses not benefited	9,793	6,617	7,026

Total income tax expense, continuing operations	1,032	349	626

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2008 and 2007 are presented below (in thousands):

	June 30,
	2008	2007
Deferred tax assets:
Deferred revenue	2,328	3,444
Purchased technology	44	67
Allowances for doubtful accounts and returns	95	142
Allowances for inventory obsolescence	166	(78)
Accrued compensation and benefits	1,326	1,077
Prepaid expenses	(22)	18
Other accrued liabilities	1,350	1,310
Depreciation and amortization	318	577
Federal and state net operating loss and credit carryforwards	39,335	34,213

Total gross deferred tax assets	44,940	40,770
Less valuation allowance	(44,940)	(40,770)

Deferred tax assets	—	—
Deferred tax liabilities
Goodwill and intangibles	(2,264)	(5,761)

Net deferred tax liabilities	(2,264)	(5,761)

Total valuation allowance increased by $4.2 million and $5.1 million for the fiscal years ended June 30, 2008 and 2007, respectively. The Company has evaluated the ability to realize its deferred tax assets and based on an evaluation of all of the evidence, both objective and subjective, including the existence of operating losses in recent years, it has concluded that it is more likely than not that the deferred tax assets will not be realized.

In connection with the acquisition of Vodavi (see Note 3) a deferred income tax liability was initially established in the amount of $4.5 million to account for timing differences associated with amortizing the identified intangible assets for book purposes but not for income tax purposes. Upon completion of the Company’s analysis of its ownership changes and the impact on the availability of the Company’s deferred tax assets, we determined the deferred tax liability was not required. The reversal of this liability reduced the recorded goodwill.

The Company believes that as a result of the equity financing activity that has taken place, a change in control occurred for purposes of the Internal Revenue Code section 382, which places limitations on utilization of loss carryforwards. If a section 382 change in control had not occurred, the Company would have had $105.7 million in loss carryforwards for federal income tax purposes at June 30, 2008 and $53.6 million in loss carryforwards for state purposes at June 30, 2008. The Company expects that a substantial portion of these loss carryforwards will expire unutilized as a result of the application of section 382.

13. Commitments

Operating Leases

The Company leases office space and equipment under non-cancelable operating lease agreements expiring through fiscal 2013. These leases contain renewal options and the Company is responsible for certain executory costs, including insurance, maintenance, taxes and utilities. Total rent expense for these operating leases was approximately $2,471,000, $2,127,000, and $1,975,000 for the fiscal years ended 2008, 2007 and 2006, respectively.

The approximate minimum rental commitments under noncancelable operating leases that have remaining noncancelable lease terms in excess of one year at June 30, 2008 are as follows (in thousands):

Years Ending June 30	Future Minimum Lease Payments
2009	$1,862
2010	1,745
2011	1,061
2012	606
2013	53

Total	$5,327

Royalty Agreements

Vertical licenses software from several software developers for inclusion with its products and use by its customers. These licenses are subject to royalty agreements. As of June 30, 2008 no minimum royalty obligations existed based on royalty agreements expiring within one year.

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

15. Subsequent Events

The Company filed a Form 15 with the Securities and Exchange Commission on July 29, 2008 in order to voluntarily deregister its common stock and expects that the deregistration of its shares will become effective 90 days after the filing of the Form 15. The Company is eligible to voluntarily deregister its shares as it had fewer than 300 shareholders of record as of July 29, 2008.

On August 28, 2008, the Company entered into a third amendment to the Credit Agreement, pursuant to which the principal amount of the Term Note was increased to $17.5 million resulting in $2.5 million additional proceeds, less costs, to the Company. The Company agreed to issue an additional warrant to purchase 14.5 million shares of our common stock at an exercise price of $0.01 per share to the Lender in conjunction with this increase. The Company is currently evaluating the appropriate accounting treatment for this transaction.

On September 30, 2008 the Company entered into a third amendment to the Loan Agreement, pursuant to which the maturity date of the loan was extended to August 21, 2009. On October 6, 2008, MC Venture Partners notified the Company that it, as holder of a majority of the Series D Preferred Stock, agreed not to make the election to require redemption of the Series D Preferred Stock on or before October 1, 2009.